Form 10-Q
period 1996-03-31
INTERNATIONAL CABLETEL INC
filed 1996-05-15
CIK 906347

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934




Commission File Number                   0-22616
                       -------------------------------------------


                      INTERNATIONAL CABLETEL INCORPORATED
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


                    Delaware                         52-1822078
       ---------------------------------------  ---------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)


      110 East 59th Street, New York, New York         10022
      ----------------------------------------  ----------------------
      (Address of principal executive offices)       (Zip Code)

                                (212) 371-3714
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---

          The number of shares outstanding of the issuer's common stock as of March 31, 1996 was 30,294,255.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION                                            Page
- -------------------------------                                            ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--
          March 31, 1996 and December 31, 1995                               2

          Condensed Consolidated Statements of Operations--
          Three months ended March 31, 1996 and 1995                         4

          Condensed Consolidated Statement of Shareholders' Equity--
          Three months ended March 31, 1996                                  5

          Condensed Consolidated Statements of Cash Flows--
          Three months ended March 31, 1996 and 1995                         6

          Notes to Condensed Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                             11


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                  24
- ----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                           March 31,      December 31,
                                             1996             1995
                                        ---------------  ---------------
                                          (Unaudited)      (See Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents             $  661,945,000   $  175,283,000
  Accounts receivable-trade,
    less allowance for doubtful
    accounts of $1,143,000 (1996)
    and $767,000 (1995)                      9,786,000        7,340,000
  VAT receivable                            10,268,000       17,464,000
  Prepaid expenses and other                 6,516,000        5,050,000
                                        --------------   --------------
TOTAL CURRENT ASSETS                       688,515,000      205,137,000

CASH HELD IN ESCROW                          1,204,000        1,598,000

FIXED ASSETS, net                          716,084,000      639,674,000

LICENSE ACQUISITION COSTS, net of
  accumulated amortization of
  $25,450,000 (1996) and $22,789,000
  (1995)                                   134,917,000      137,578,000

DEFERRED FINANCING COSTS, net of
  accumulated amortization of
  $3,115,000 (1996) and $2,044,000
  (1995)                                    42,002,000       18,510,000

OTHER ASSETS, net of accumulated
  amortization of $8,321,000 (1996)
  and $7,493,000 (1995)                      9,971,000        8,172,000
                                        --------------   --------------
                                        $1,592,693,000   $1,010,669,000
                                        ==============   ==============


              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued

                                             March 31,      December 31,
                                               1996             1995
                                          ---------------  --------------
                                            (Unaudited)      (See Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                         $   27,063,000   $  50,848,000
 Accrued expenses and other                   44,713,000      37,102,000
 Accrued construction costs                   23,669,000      14,543,000
 Current portion of long-term debt            44,351,000      26,516,000
                                          --------------  --------------
TOTAL CURRENT LIABILITIES                    139,796,000     129,009,000

LONG-TERM DEBT                             1,134,122,000     513,026,000

REGIONAL DEVELOPMENT GRANT, net                  630,000         661,000

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTERESTS                            25,768,000      28,716,000

SHAREHOLDERS' EQUITY
 Series preferred stock - $.01
  par value; authorized
  2,500,000 shares;
  none outstanding                                --              --
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued and outstanding
  30,294,000 (1996) and
  30,202,000 (1995) shares                       303,000         302,000
 Additional paid-in capital                  464,126,000     462,223,000
 Cumulative translation adjustment               213,000       6,273,000
 (Deficit)                                  (172,265,000)   (129,541,000)
                                          --------------  --------------
                                             292,377,000     339,257,000
                                          --------------  --------------
                                          $1,592,693,000  $1,010,669,000
                                          ==============  ==============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Three Months Ended
                                                     March 31,
                                            -----------------------------
                                                 1996           1995
                                            --------------  -------------
Revenues:
  Cable television revenues                  $  8,051,000   $  1,830,000
  Telephone and telecommunications
    revenues                                    7,762,000        542,000
  Toll revenues                                 1,309,000        951,000
  Microwave transmission revenues
   from the Joint Venture                       1,312,000      1,310,000
                                             ------------   ------------
                                               18,434,000      4,633,000
Costs and expenses:
  Operating expenses                           12,629,000      3,296,000
  Selling, general and
    administrative expenses                    21,798,000     10,514,000
  Depreciation and amortization                12,190,000      5,532,000
                                             ------------   ------------
                                               46,617,000     19,342,000
                                             ------------   ------------
    OPERATING LOSS                            (28,183,000)   (14,709,000)

Other income (expense):
  Interest and other income                     7,763,000      3,714,000
  Interest expense                            (24,711,000)    (4,242,000)
  Foreign currency transaction
    gains (losses)                               (123,000)       196,000
                                             ------------   ------------

    LOSS BEFORE INCOME TAXES AND
      MINORITY INTERESTS                      (45,254,000)   (15,041,000)
Income tax benefit (provision)                    (42,000)       448,000
                                             ------------   ------------
    LOSS BEFORE MINORITY INTERESTS            (45,296,000)   (14,593,000)
Minority interests                              2,572,000      1,127,000
                                             ------------   ------------

    NET LOSS                                 $(42,724,000)  $(13,466,000)
                                             ============   ============

Net loss per common share                          $(1.41)         $(.59)
                                             ============   ============

Weighted average number of common shares
  used in computation of net
  loss per share                               30,211,000     22,636,000
                                             ============   ============


See notes to condensed consolidated financial statements.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)




                                  Common Stock
                                 $.01 Par Value       Additional    Cumulative
                              ---------------------    Paid-In      Translation
                                Shares       Par       Capital      Adjustment     (Deficit)
                              -----------  --------  ------------  ------------  --------------

Balance,
  December 31, 1995            30,202,000  $302,000  $462,223,000  $ 6,273,000   $(129,541,000)
  Exercise of stock
   options                         84,000     1,000       211,000
  Exercise of warrants              8,000                  51,000
  Issuance of warrants in
   connection with consent
   solicitations                                        1,641,000
  Net loss for the
   three months ended
   March 31, 1996                                                                  (42,724,000)
  Currency translation
   adjustment                                                       (6,060,000)
                              -----------  --------  ------------  -----------   -------------
Balance,
 March 31, 1996                30,294,000  $303,000  $464,126,000  $   213,000   $(172,265,000)
                              ===========  ========  ============  ===========   =============



See notes to condensed consolidated financial statements.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                            Three Months Ended
                                                                 March 31,
                                                     ----------------------------------
                                                          1996                1995
                                                     -------------        -------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                         $   1,541,000        $  5,434,000

INVESTING ACTIVITIES
  Purchase of fixed assets                            (112,210,000)        (83,908,000)
  Proceeds from sale of fixed assets                       --                   16,000
  Increase in other assets                                (231,000)           (205,000)
                                                     -------------        ------------
NET CASH (USED IN) INVESTING ACTIVITIES               (112,441,000)        (84,097,000)

FINANCING ACTIVITIES
  Proceeds from borrowings, net of
    financing costs                                    577,484,000              --
  Cash held in escrow                                      367,000              --
  Capital contribution from minority partner               --                6,329,000
  Proceeds from borrowings from minority
    partner                                             18,367,000              --
  Proceeds from exercise of stock options
    and warrants                                           263,000               6,000
                                                     -------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              596,481,000           6,335,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  1,081,000           4,720,000
                                                     -------------        ------------

INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS                                          486,662,000         (67,608,000)
Cash and cash equivalents at beginning of
    period                                             175,283,000         294,602,000
                                                     -------------        ------------
Cash and cash equivalents at end of period           $ 661,945,000        $226,994,000
                                                     =============        ============

Supplemental disclosure of cash flow
   information
   Cash paid during the period for interest
     exclusive of amounts capitalized                $     307,000        $    359,000
     Income taxes paid                                     --                  153,000

Supplemental schedule of noncash
   financing activities
   Warrants issued in connection with
     consent solicitations                               1,641,000              --


See notes to condensed consolidated financial statements.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

          Net loss per share is computed based on the weighted average number of common shares outstanding during the periods. Common stock equivalents are excluded from the net loss per share computations because they are antidilutive.

NOTE B--ACCOUNTING CHANGE

          In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans (including stock option plans). As permitted by SFAS No. 123, the Company expects to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."




NOTE C--FIXED ASSETS

          Fixed assets consists of:

                                           March 31,   December 31,
                                             1996          1995
                                         ------------  ------------
                                                       (Unaudited)
          Cable television, telephone
           and telecommunications
           equipment                     $453,580,000  $395,754,000
          Microwave equipment              28,978,000    28,265,000
          Other equipment                  57,974,000    39,717,000
          Construction-in-progress        225,736,000   218,044,000
                                         ------------  ------------
                                          766,268,000   681,780,000
          Allowance for depreciation      (50,184,000)  (42,106,000)
                                         ------------  ------------
                                         $716,084,000  $639,674,000
                                         ============  ============

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE D--LONG-TERM DEBT

 Long-term debt consists of:

                                              March 31,     December 31,
                                                1996            1995
                                           --------------  --------------
                                                           (Unaudited)

 10-7/8% Senior Deferred Coupon Notes      $  161,941,000   $157,748,000
 12-3/4% Series A Senior Deferred
         Coupon Notes                         168,606,000    163,528,000
 11-1/2% Series A Senior Deferred
         Coupon Notes                         611,825,000         --
 7-1/4%  Convertible Subordinated Notes       191,750,000    191,750,000
 Subsidiary bank loan                           1,549,000      1,576,000
 Subsidiary notes payable                      42,802,000     24,940,000
                                           --------------   ------------
                                            1,178,473,000    539,542,000
 Less current portion                          44,351,000     26,516,000
                                           --------------   ------------
                                           $1,134,122,000   $513,026,000
                                           ==============   ============


          In January 1996, the Company issued $1,050,000,000 aggregate principal amount of 11-1/2% Series A Senior Deferred Coupon Notes due 2006. The 11-1/2% Senior Deferred Coupon Notes were issued at a price to investors of 57.155% of the aggregate principal amount at maturity or $600,127,500. The Company received net proceeds of $582,000,000 after discounts and commissions from the issuance of the 11-1/2% Senior Deferred Coupon Notes. The original issue discount accretes at a rate of 11-1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11-1/2% per annum, payable semiannually beginning on August 1, 2001. The 11-1/2% Senior Deferred Coupon Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 1, 2001 at 105.75% the first year, 102.875% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

          The 11-1/2% Senior Deferred Coupon Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries. The indenture governing the 11-1/2% Senior Deferred Coupon Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) dividend and other payment restrictions; and (iii) mergers, consolidations and sales of assets.

          Pursuant to the terms of the consent solicitations to the holders of the 10-7/8% Senior Deferred Coupon Notes and to the holders of the 12-3/4% Series A Senior Deferred Coupon Notes to gain consent to modify certain indenture provisions, the Company paid an aggregate of $3,592,000 in consent payments and issued warrants to purchase 164,000 shares of common stock at an exercise price of $23.78 per share in lieu of additional consent payments of $1,641,000. The warrants expire in 2006.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE E--SUBSEQUENT EVENT

          In May 1996, an indirect wholly-owned subsidiary of the Company (the "Purchaser") acquired NTL Group Limited ("NTL"), an English limited liability company, for payments of approximately (Pounds)200 million at closing, (Pounds)35 million, subject to adjustments, on the first anniversary of closing and (Pounds)17.1 million (which corresponds to the tax credit expected by NTL by October 1, 1996) in October 1996. NTL provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries.

          To finance the acquisition of NTL, the Purchaser entered into an agreement dated March 28, 1996 with a syndicate of lenders (the "Lenders") pursuant to which the Lenders made available to the Purchaser senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of (i) a short term loan facility of (Pounds)50 million (the "Short Term Facility"), (ii) a long term loan facility of (Pounds)90 million (the "Long Term Facility," and, together with the Short Term Facility, the "Term Loan Facilities") and (iii) a revolving credit facility of (Pounds)25 million (the "Revolving Facility"). One of the Lenders also agreed to make available to the Purchaser a secured loan facility of (Pounds)60 million (the "B Facility") to finance the remainder of the payment due at closing and acquisition costs and expenses due at closing.

          The Term Loan Facilities and the B Facility were used to finance the acquisition of NTL including related acquisition expenses. The Revolving Facility is available until December 31, 1997 for capital expenditure and working capital purposes of NTL's group.

          At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Long Term Facility. The Short Term Facility is repayable in full on December 31, 1996 unless certain conditions are fulfilled on or prior to that date, in which case the amounts outstanding under the Short Term Facility will automatically be converted into, and shall be deemed to be, amounts outstanding under the Long Term Facility. The Company anticipates that such conditions will be met and that the amounts outstanding under the Short Term Facility will be so
converted.   All amounts outstanding under the Long Term Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loan and will increase year to year. Final repayment of the Long Term Facility is due on December 31, 2002.

          Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of the Purchaser and certain of its subsidiaries.

          The A Facilities are secured by guarantees from NTL and each of its subsidiaries and by first ranking fixed and floating charges over all the present and future assets of the Purchaser, NTL and its subsidiaries. The A Facilities do not, therefore, provide for the lenders to have recourse to assets of the Company other than to the assets of the Purchaser and its subsidiaries.

          The A Facilities contain various financial and other covenants, including covenants with respect to the Purchaser and certain of its subsidiaries relating to minimum total debt to operating cash flow (as defined in the "A Facilities"),

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE E--SUBSEQUENT EVENT-Continued

fixed charge coverage, net worth and pro-forma debt service ratios. The A Facilities also include restrictions on dividends and distributions by the Purchaser to its shareholders.

          The B Facility is secured by cash of (pounds) 62,500,000 on deposit with the lender and guarantees from the Company, OCOM Corporation, OCOM Sub I Inc., OCOM Sub III Inc., CableTel (UK) Group, Inc. and CableTel (UK) Limited and by second ranking fixed and floating charges over all the present and future assets of the Purchaser, NTL and its subsidiaries, subject to certain subordination arrangements. The B Facility must be repaid in full by December 31, 1996.

          Loans under the B Facility bear interest at an annual rate equal to LIBOR plus a margin of 3%, which margin shall be increased by an additional 1.25% on each of the "Applicable Margin Step-Up Dates" falling three, four, five, six and seven months after the advance of any loans under the B Facility. The Purchaser may repay all, but not less than all, of the amount outstanding under the B Facility at any time without penalty. The B Facility contains covenants similar to those of the A Facilities.

NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES

          As of March 31, 1996, the Company was committed to pay approximately $26,900,000 for equipment and services.

          The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television, telephone and telecommunications business and the Federal Communications Commission ("FCC") for its microwave transmission business. The initial terms of the Company's licenses was 23 years for the DTI licenses, 15 years for the ITC licenses and 10 years for the FCC licenses. The Company's licenses expire in 2008 to 2017 for the DTI licenses, 1999 to 2005 for the ITC licenses and 2001 for the FCC licenses. The DTI requires a fixed annual renewal fee of (Pounds)2,500 ($4,000) per license. The ITC requires an annual license fee ranging from (Pounds)1,300 ($2,000) to (Pounds)7,900 ($12,000) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The FCC requires an annual license fee of $140 per license, which is subject to adjustment annually. The Company's license fees in 1996 were $ 19,000.

          In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing the earlier of the first full calendar year after the start of operations or May 1997, in the amount of approximately (Pounds)14,400,000 ($21,900,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license.

     Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to one of the Company's joint ventures, the joint venture is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (Pounds)104,188 ($159,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.

     The following table illustrates the number of homes passed, the number of homes released to marketing and the total number of customers as of March 31, 1996 and December 31, 1995, for the full-service dual network constructed by the Company since 1993 and, as of March 31, 1996, for the network constructed as cable-only and inherited by the Company through prior acquisitions:

        Newly Constructed Dual Network and Inherited Cable-Only Network

==================================================================================
                         Newly Constructed    Newly Constructed   Inherited Cable-
                           Dual Network         Dual Network        Only Network
                          March 31, 1996     December 31, 1995     March 31, 1996
- ----------------------------------------------------------------------------------

Homes passed                 516,000              463,000            263,200

Homes marketed*              249,500              176,200            263,200

Total customers               81,860               57,700             47,500

       Dual                   62,440               44,630               --

       Cable-only              9,750                6,620             47,500

       Telephone-only          9,670                6,450               --

Total RGU's**                144,300              102,330             47,500

RGU penetration                   58%                  58%                18%

Cable penetration                 29%                  29%                18%
Telephone penetration             29%                  29%              --
==================================================================================

 *At March 31, 1996, homes for which the sales process has begun.  At
  December 31, 1995, homes for which the initial sales process was completed. **An RGU (revenue generating unit) is one cable television account or one telephone account; thus, a dual customer counts as two RGU's.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued


                             RESULTS OF OPERATIONS
                             ---------------------

Three Months Ended March 31, 1996 and 1995
- ------------------------------------------

     Cable television revenues increased to $8,051,000 from $1,830,000 as a result of customer growth that increased the Company's current revenue stream.

     Telephone and telecommunications revenues increased to $7,762,000 from $542,000 as a result of customer growth that increased the Company's current revenue stream.

     OCOM's toll revenues increased to $1,309,000 from $951,000 due to the expansion of the long distance business into new markets in the second quarter of 1995, which represents 65% of the 1996 toll revenue. Toll revenue in 1995 includes $331,000 from the CCI/AirTouch Joint Venture's resale of OCOM's long distance service, which revenue is no longer generated due to the conversion of the CCI/AirTouch Joint Venture's business to a new service provider in June and July 1995.

     Microwave transmission revenues increased to $1,312,000 from $1,310,000 as a result of additional revenue from additional circuits installed in the microwave network offset by reductions in amounts billed to the CCI/AirTouch Joint Venture for circuits in the microwave network.

     Operating expenses increased to $12,629,000 from $3,296,000 due to the increase in the operating expenses of the cable television, telephone and telecommunications business to $11,683,000 from $2,306,000. The cable television, telephone and telecommunications business operating expenses increased as a result of the increases in programming costs, interconnection costs and costs of operating the network. OCOM's operating expenses decreased due to a decrease in property taxes, offset by costs incurred in new markets where OCOM has provided long distance service since the second quarter of 1995.

     Selling, general and administrative expenses increased to $21,798,000 from $10,514,000 principally because of the increase in costs of the cable television, telephone and telecommunications business to $21,100,000 from $9,646,000. The cable television, telephone and telecommunications business costs increased as a result of increases in sales and marketing costs and additional personnel and overhead to service the increasing customer base. OCOM's costs decreased as a result of a reduction in marketing costs related to OCOM's entrance into new markets in 1995 offset by increases in billing costs from the additional long distance business in 1996. The 1996 and 1995 cable television, telephone and telecommunications costs include $814,000 of non-cash expense from the amortization of non-competition agreements in connection with the acquisitions of certain United Kingdom subsidiaries.

     Depreciation and amortization expense increased to $12,190,000 from $5,532,000 primarily due to an increase in depreciation of cable television, telephone and telecommunications equipment.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued


     Interest and other income increased to $7,763,000 from $3,714,000 due to an increase in funds available for short term investment and an increase in the interest rate on the Company's short term investments.

     Interest expense increased to $24,711,000 from $4,242,000 due to the issuance of the 12-3/4% and the 11-1/2% Senior Deferred Coupon Notes and the 7-1/4% Convertible Subordinated Notes subsequent to March 1995.

     Foreign currency transaction losses of $123,000 in 1996 and gains of $196,000 in 1995 are the result of changes in the exchange rate.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Although all entities are encouraged to adopt this method of accounting for all stock-based employee compensation plans (including stock option plans), SFAS No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Opinion No. 25.


                        LIQUIDITY AND CAPITAL RESOURCES


     The Company will require significant amounts of capital for construction of its system network, connection of cable television, telephone and telecommunications customers to the network and working capital. The Company also requires capital for debt service. The Company believes that, after taking into account its proportional ownership of its franchises, the aggregate cost of network construction from March 31, 1996 through passing 2,090,000 of the total 2,292,000 homes in its franchises in accordance with its regulatory build schedules (including the license payments in respect of the Northern Ireland LDL and the Gwent and Glamorgan LDLs), will be approximately (Pounds)1.05 billion (which includes the commitments for equipment and services at March 31, 1996 of approximately $26,900,000). The exact amounts and timing of these expenditures could vary significantly with the actual number of subscribers and are subject to a variety of factors which may vary greatly by market and may be beyond the control of the Company. In addition, this amount includes various estimated inflation factors on certain components. The substantial costs will result in a negative cash flow until an adequate customer base is established.

     The Company expects that the capital required to build its networks and connect residential and business subscribers will be approximately $950 per home in its franchise areas, of which approximately $600 represents the cost of the network itself and the remainder represents the capital cost of connecting customers to its network. Certain locations may require more or less capital depending upon household density, business density and penetration rates. In addition, certain costs such as the establishment of telephone switches, cable headends and facilities are incurred during the

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued


initial phases of network construction, leading to average capital expenditures per home which are higher in the initial years. The construction and development of the systems will depend on, among other things, the Company's ability to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions.

          Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited is required to make annual cash payments to the ITC for fifteen years, commencing on the earlier of the end of the first full calendar year after the start of operations or May 18, 1997, in the amount of approximately (Pounds)14.4 million (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen-year license. CableTel Northern Ireland Limited is committed to covering at least 428,000 out of the total 530,000 homes in the LDL area. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of approximately (Pounds)104,188 (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license. CableTel South Wales Limited is committed to covering at least 230,000 out of a total 330,000 homes in the LDL area.

          OCOM requires capital in order to expand its private line microwave transmission business. Historically, OCOM has used cash from operations to expand this business. In addition, through its participation in the equal access balloting process conducted by AT&T Wireless, OCOM provides long distance service to AT&T Wireless customers who chose OCOM as their long distance service provider. OCOM will need capital for a continuing marketing effort and for interconnection costs in each market in which it provides service. OCOM's cash on hand and cash from operations are expected to be sufficient to meet all of its requirements.

          Cash and cash equivalents as of March 31, 1996 are expected to be sufficient to meet the capital requirements of the franchises and NTL to the second quarter of 1997 in accordance with the build schedules contained in the existing licenses. The Company is engaged in ongoing discussions with commercial banks regarding the arrangement of the certain proposed credit facilities (the "Proposed Credit Facilities") for an aggregate principal amount of between (Pounds)250 million and (Pounds)300 million to further fund construction costs and working capital requirements. Based on the information currently available to the Company and taking into account the Company's proportional ownership of its franchises, it is currently anticipated that expected sources of funds (including, but not limited to, the Proposed Credit Facilities or other financings, if obtained), cash on hand and cash flow from operations which is expected by early 1997 will be sufficient to fund the estimated costs required to complete planned construction in its existing franchises past 2,090,000 homes in accordance with the construction milestones set forth in its licenses. To the extent that either the Company is unable to obtain the Proposed Credit Facilities or does not meet its

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued

projections, the Company will require additional debt and/or equity financings. There can be no assurance that (i) the Proposed Credit Facilities or any other financings will be obtained (or be available on acceptable terms), (ii) any other financings will be consummated or available on acceptable terms, (iii) actual construction costs will not exceed the Company's expectations or that additional funding substantially in excess of the amounts estimated above will not be required, (iv) conditions precedent to advances under any such credit facility will be satisfied when funds are required, (v) the Company will not acquire additional franchises or businesses that would require additional capital or (vi) the Company will be able to generate sufficient cash from operations to meet any unfunded portion of its capital requirements when required. The Company does not have any firm additional financing plans to address any of the foregoing situations at this time.

          The inability of the Company to obtain the Proposed Credit Facilities or alternative financing could result in a failure to comply with the minimum build milestones set forth in its licenses for certain of its franchises and could ultimately lead to the revocation of such licenses, which would have a material adverse effect on the Company.

          The Company also incurs capital expenditures for the establishment of its business facilities and fixtures, office and computer equipment, its billing and subscriber management systems and vehicles. These costs also vary by location and size of franchise, but are substantially less than the capital costs of the network itself.

          The exact amounts and timing of all of these expenditures are subject to a variety of factors which may vary greatly by market and be beyond the control of the Company. Accordingly, there can be no assurance that the amount of the anticipated funding requirements will not exceed the estimated amounts described above or that additional funding substantially in excess of the amounts estimated above will not be required. Furthermore, if the Company were to make additional investments or acquire additional franchises, funding would be needed in addition to the anticipated funding requirements described above.

          In addition to its capital expenditures, the Company incurs direct operating costs for such items as salaries and office rent. As network installation progresses, the Company will incur increased sales and marketing expenses (including sales commissions). Since the Company does not intend initially to produce its own programming, it purchases programming from suppliers whose charges may reach 65% of cable television revenues in the early years. The Company also incurs charges from other telecommunications systems in order to interconnect with the worldwide telephone network. The Company's ability to generate positive operating cash flow depends upon its ability to increase penetration and revenues at a faster rate than the growth of these costs.

NTL Acquisition
- ---------------

          In May 1996, an indirect wholly-owned subsidiary of the Company (the "Purchaser") acquired NTL, an English limited liability company, for payments of approximately (Pounds)200 million at closing, (Pounds)35 million, subject to adjustments, on the first anniversary of closing and

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued

(Pounds)17.1 million (which corresponds to the tax credit expected by NTL by October 1, 1996) in October 1996. NTL provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries.

          To finance the acquisition of NTL, the Purchaser entered into an agreement dated March 28, 1996 with a syndicate of lenders (the "Lenders") pursuant to which the Lenders made available to the Purchaser senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of (i) a short term loan facility of (Pounds)50 million (the "Short Term Facility"), (ii) a long term loan facility of (Pounds)90 million (the "Long Term Facility," and, together with the Short Term Facility, the "Term Loan Facilities") and (iii) a revolving credit facility of (Pounds)25 million (the "Revolving Facility"). One of the Lenders also agreed to make available to the Purchaser a secured loan facility of (Pounds)60 million (the "B Facility") to finance the remainder of the payment due at closing and acquisition costs and expenses due at closing.

          The Term Loan Facilities and the B Facility were used to finance the acquisition of NTL including related acquisition expenses. The Revolving Facility is available until December 31, 1997 for capital expenditure and working capital purposes of NTL's group.

          At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Long Term Facility. The Short Term Facility is repayable in full on December 31, 1996 unless certain conditions are fulfilled on or prior to that date, in which case the amounts outstanding under the Short Term Facility will automatically be converted into, and shall be deemed to be, amounts outstanding under the Long Term Facility. The Company anticipates that such conditions will be met and that the amounts outstanding under the Short Term Facility will be so
converted.   All amounts outstanding under the Long Term Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loan and will increase year to year. Final repayment of the Long Term Facility is due on December 31, 2002.

          Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of the Purchaser and certain of its subsidiaries.

          The A Facilities are be secured by guarantees from NTL and each of its subsidiaries and by first ranking fixed and floating charges over all the present and future assets of the Purchaser, NTL and its subsidiaries. The A Facilities do not, therefore, provide for the lenders to have recourse to assets of the Company other than to the assets of the Purchaser and its subsidiaries.

          The A Facilities contain various financial and other covenants, including covenants with respect to the Purchaser and certain of its subsidiaries relating to minimum total debt to operating cash flow (as defined in the "A Facilities"), fixed charge coverage, net worth and pro-forma debt service ratios. The A Facilities also include restrictions on dividends and distributions by the Purchaser to its shareholders.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued

          The B Facility is secured by cash of (pounds) 62,500,000 on deposit with the lender and guarantees from the Company, OCOM Corporation, OCOM Sub I Inc., OCOM Sub III Inc., CableTel (UK) Group, Inc. and CableTel (UK) Limited and by second ranking fixed and floating charges over all the present and future assets of the Purchaser, NTL and its subsidiaries, subject to certain subordination arrangements. The B Facility must be repaid in full by December 31, 1996.

          Loans under the B Facility bear interest at an annual rate equal to LIBOR plus a margin of 3%, which margin shall be increased by an additional 1.25% on each of the "Applicable Margin Step-Up Dates" falling three, four, five, six and seven months after the advance of any loans under the B Facility. The Purchaser may repay all, but not less than all, of the amount outstanding under the B Facility at any time without penalty. The B Facility contains covenants similar to those of the A Facilities.

          The Company may be required to obtain up to approximately (Pounds)95 million in additional funding to repay the borrowings under the B Facility and pay the (Pounds)35 million on the first anniversary of the date of closing of the acquisition. In addition, the Company may be required to repay the (Pounds)50 million Short Term Facility if certain conditions are not met. The Company anticipates that such additional funding should be available from net cash provided by operations, existing cash on hand of the Company available for such purposes and sales of equity or equity related securities of the Company. There is no assurance that such additional funding will be available to the Company on acceptable terms or at all.

          In addition, the Company anticipates that substantial amounts of capital investment will be required in the future in order to fully develop NTL's business. The Company estimates, based on information currently available to it, that through December 31, 1997 NTL will require approximately up to (Pounds)50 million in capital beyond that which NTL is capable of generating from its current operations. Up to (Pounds)25 million is expected to be available under the Revolving Facility, subject to a number of conditions, in particular, the repayment of the B Facility. The Company believes that NTL's other capital needs for the foreseeable future will be funded by cash on hand of the Company.

          The information in the preceding paragraphs includes projections; in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include the Company's ability to continue to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. Other factors and assumptions not identified above were also involved in the derivation of these projections, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these projections to reflect actual funding requirements, capital expenditures and results, changes in assumptions or changes in other factors affecting such projections.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued

Description of Certain Indebtedness
- -----------------------------------

     In January 1996, the Company issued $1,050,000,000 aggregate principal amount of its 11-1/2% Series A Senior Deferred Coupon Notes Due 2006 (the "11-1/2% Notes"). The 11-1/2% Notes were issued at a price to investors of 57.155% of the aggregate principal amount at maturity, or $600,127,500. The Company received net proceeds of approximately $582,000,000 from the issuance of the 11-1/2% Notes. The original issue discount of the 11-1/2% Notes accretes at a rate of 11-1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11-1/2% per annum, payable semiannually beginning on August 1, 2001. The 11-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 1, 2001 at 105.75% the first year, 102.875% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption. The Company has filed a registration statement on Form S-4 relating to its offer to exchange an aggregate principal amount at maturity of up to $1,050,000,000 of 11-1/2% Series B Senior Deferred Coupon Notes Due 2006 (the "New Notes") of the Company for a like principal amount at maturity of the issued and outstanding 11-1/2% Notes. The terms of the New Notes are identical in all material respects to the 11-1/2% Notes, except (i) for certain transfer restrictions and registration rights relating to the 11-1/2% Notes and (ii) that, if the exchange offer is not consummated by May 29, 1996 or the Company fails to comply with certain other registration obligations with respect to the 11-1/2% Notes, interest will accrue (in addition to the accrual of the original issue discount and stated interest on the 11-1/2% Notes) at a rate per annum of up to 1.50% of the Accreted Value of the 11-1/2% Notes (the "Special Interest") from and including May 30, 1996 until but not including the date of the consummation of the exchange offer or, as the case may be, compliance by the Company with such other registration obligations. Any Special Interest will be payable in cash semiannually in arrears each February 1 and August 1, commencing August 1, 1996.

     In April 1995, the Company issued $175,000,000 aggregate principal amount of its Convertible Subordinated Notes due 2005 and $277,803,500 aggregate principal amount at maturity of its 12-3/4% Senior Deferred Coupon Notes Due 2005 (the "Old 12-3/4% Notes"). On August 18, 1995, the Company issued $277,803,500 aggregate principal amount at maturity of the 12-3/4% Series A Senior Deferred Coupon Notes Due 2005 (the "12-3/4% Notes") in exchange for the Old 12-3/4% Notes pursuant to the Indenture. The terms of the 12-3/4% Notes are identical in all material respects to the Old 12-3/4% Notes except for certain transfer restrictions and registration rights applicable to the Old 12-3/4% Notes. The Old 12-3/4% Notes were canceled on August 18, 1995 on consummation of the exchange offer which was made pursuant to the Company's Prospectus dated July 18, 1995 forming part of the Registration Statement on Form S-4 filed with the SEC on May 26, 1995. The 12-3/4% Notes were issued at a price to investors of 53.995% of the aggregate principal amount at maturity, or $150,000,000. The Company received proceeds of $145,125,000 from the issuance of the 12-3/4% Notes and $169,750,00 from the issuance of the Convertible Subordinated Notes. In addition, in May 1995, the initial purchasers exercised their overallotment option for an additional $16,750,000 principal amount of Convertible Subordinated Notes, for which the Company received proceeds of $16,315,000.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued

     The original issue discount of the 12-3/4% Notes accretes at a rate of 12-3/4%, compounded semiannually, to an aggregate principal amount of $277,803,500 by April 15, 2000. Interest will thereafter accrue at 12-3/4% per annum, payable semiannually beginning on October 15, 2000. The 12-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2000 at 103.64% the first year, 101.82% the second year and 100% thereafter, plus accrued and unpaid interest on the date of redemption.

     Interest on the Convertible Subordinated Notes is payable semiannually beginning on October 15, 1995. The Convertible Subordinated Notes are convertible into shares of common stock prior to maturity at a conversion price of $27.56 per share, (as adjusted for the four-for-three stock split by way of a stock dividend paid in August 1995), subject to further adjustment in certain events. The Convertible Subordinated Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1998, at a redemption price of 105.08% that declines annually to 100.73% in 2004, in each case together with accrued and unpaid interest to the redemption date. On July 18, 1995, the SEC declared effective the Company's shelf registration statement relating to the resale of the Convertible Subordinated Notes and the Common Stock issuable upon conversion thereof by the holders thereof.

     In October 1993, the Company issued $212,000,000 aggregate principal amount of its 10-7/8% Senior Deferred Coupon Notes due 2003 ("the 10-7/8% Notes"). The 10-7/8% Notes were issued at a price to investors of 58.873% of the aggregate principal amount at maturity, or $124,811,000. The Company received proceeds of $119,797,000 from the issuance of the 10-7/8% Notes. The original issue discount of the 10-7/8% Notes accretes at a rate of 10-7/8%, compounded semiannually, to an aggregate principal amount of $212,000,000 by October 15, 1998. Interest will thereafter accrue at 10-7/8% per annum, payable semiannually beginning on April 15, 1999. The 10-7/8% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 15, 1998 at 103.107% the first year, 101.554% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

     The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries and joint ventures. As a holding company, the Company holds no significant assets other than its investments in and advances to its subsidiaries and joint ventures and the Company is dependent upon the receipt of sufficient funds from its subsidiaries and joint ventures to meet its own
obligations.    The ability of the Company and its creditors, including holders of the 11-1/2% Notes, the 12-3/4% Notes, the 10-7/8% Notes and the Convertible Subordinated Notes, to benefit in the distribution of any assets of any of the Company's subsidiaries and joint ventures upon any liquidation of any such subsidiary will be subject to the prior claims of the subsidiary's creditors, including trade creditors and, to the extent that such subsidiary is not directly owned by the Company, to the prior claims of creditors of other entities directly or indirectly owning such subsidiary. Accordingly, the Company's ability to make scheduled interest and principal payments (or any other payments that may become payable) when due to holders of indebtedness of the Company is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted by the terms of future indebtedness of the Company's subsidiaries.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued

Currently, there are no encumbrances or restrictions on the ability of any subsidiary to pay dividends or make loans or advances to the Company, other than restrictions on the Purchaser and its subsidiaries, and restrictions as described in the following sentences. Each of the Company's subsidiaries which are Delaware incorporated corporations may pay dividends, under the Delaware General Corporation Law (the "DGCL") only out of its surplus or, in the circumstances prescribed by the DGCL, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Each of the Company's subsidiaries which are United Kingdom companies are, under applicable United Kingdom law, prohibited from paying dividends unless such payments are made out of profits available for distribution (which consist of accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital). The Company's United Kingdom subsidiaries (not including NTL and subsidiaries) do not currently have such profits and are not expected to have any such profits for the foreseeable future. In addition, the United Kingdom may impose a withholding tax on distributions (of interest, dividends or otherwise) by United Kingdom subsidiaries of the Company. In light of the Company's strategy of continued growth, in part through acquisitions, the Company and its subsidiaries may incur substantial indebtedness in the future. A substantial portion of such future indebtedness and, in particular, indebtedness incurred by the Company's subsidiaries under the Proposed Credit Facilities, is expected to be secured and, consequently, will have priority to the extent of such security over unsecured indebtedness. In addition, the lenders under the Proposed Credit Facilities may impose restrictions on the rights of the Company to receive from its subsidiaries repayment of or interest in respect of intercompany loans or restrictions on the ability of the Company's subsidiaries to pay dividends or make other distributions. Therefore, for the reasons referred to in this paragraph, there can be no assurance that the Company will be able to receive any cash flow from its subsidiaries in a timely manner or at all.

     In addition, the Company will encounter currency exchange rate risks which could be material relative to funding United Kingdom operations and to revenues. To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. Furthermore, the Company's revenue will be generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness is, and will be, payable in United States dollars. At March 31, 1996, the Company had invested approximately $607,000,000 in British pounds sterling money market instruments and cash accounts to reduce this risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurances that the Company will engage in such transactions, and, if the Company decides to engage in such transactions, that they will successfully prevent shifts in the currency exchange rates from having a material adverse effect on the Company.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   Continued


Condensed Consolidated Statement of Cash Flows
- ----------------------------------------------

     Cash provided by operating activities was $1,541,000 in 1996 and $5,434,000 in 1995. The change is primarily due to the significant increase in the net loss, which was partially offset by non-cash charges.

     Purchases of fixed assets, net of proceeds from sales, were $112,210,000 in 1996 and $83,892,000 in 1995 as a result of increased cable television, telephone and telecommunications fixed asset purchases in 1996.

     Cash provided by financing activities was $596,481,000 in 1996 primarily due to the proceeds from the 11-1/2% Notes of $600,128,000, net of financing costs incurred of $22,339,000. Additional financing costs of $305,000 were incurred in connection with the Proposed Credit Facilities. Pursuant to the subsidiary bank loan, $367,000 was released from cash held in escrow. In 1996, one of the Company's joint ventures borrowed (Pounds)18,000,000 from the Company and (Pounds)12,000,000 from the minority interest holder in the joint venture. The proceeds from borrowings from minority partner of $18,367,000 are the result of the cash received from the minority interest holder for the loan.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27. Financial Data Schedule

    (b)   Reports on Form 8-K

          During the quarter ended March 31, 1996, the Company filed the following current reports on Form 8-K:

          (i) Report dated January 8, 1996 reporting under Item 5, Other Events, that the Company amended its solicitation of the consent of the holders of its 10-7/8% Senior Deferred Coupon Notes to amend the indenture governing the 10-7/8% Notes, and also seeking the consent of the holders of its 12-3/4% Senior Deferred Coupon Notes to amend the indenture governing the 12-3/4% Notes.

          (ii) Report dated January 16, 1995 reporting under Item 5, Other Events, and attaching as an exhibit under Item 7, information contained in an offering memorandum prepared in connection with a then-proposed issuance by the Company of certain Notes in compliance with Rule 144A.

          (iii) Report dated January 17, 1996 reporting under Item 5, Other Events, that the Company extended its solicitation of the consent of the holders of its 10-7/8% Senior Deferred Coupon Notes and its 12-3/4% Senior Deferred Coupon Notes. The expiration date for the solicitation was extended to January 19, 1996.

          (iv) Report dated January 23, 1996 reporting under Item 5, Other Events, that the Company had received the necessary consents from the holders of its 10-7/8% Senior Deferred Coupon Notes and its 12-3/4% Senior Deferred Coupon Notes to amend the indentures governing those Notes.

          (v) Report dated January 30, 1996 reporting under Item 5, Other Events, that the Company has raised net proceeds of approximately $582 million from an offering that it had completed of its 11-1/2% Series A Deferred Coupon Notes Due 2006.

          (vi) Report dated February 5, 1996, reporting under item 5, Other Events and attaching as an exhibit under Item 7, information contained in a registration statement on Form S-4 prepared in connection with a then-proposed offer by the Company of certain Notes.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES

          (vii) Report dated March 19, 1996 reporting under Item 5 Other Events, and attaching as an exhibit under Item 7, certain licenses issued to, or acquired by, the Company's U.K. subsidiaries and affiliated Joint Ventures (and their predecessors).

          (viii) Report dated March 28, 1996 reporting under Item   5, Other
          Events, the Company's agreement to acquire NTL   Group Ltd.

No financial statements were filed with these reports.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INTERNATIONAL CABLETEL
                                  INCORPORATED



Date:  May 13, 1996                By: /s/  J. Barclay Knapp
                                       -----------------------------
                                       J. Barclay Knapp
                                       President



Date:  May 13, 1996                 By: /s/  Gregg Gorelick
                                        ------------------------------
                                        Gregg Gorelick
                                        Vice President-Controller
                                       (Principal Accounting Officer)