Form 10-Q/A
period 1996-03-31
INTERNATIONAL CABLETEL INC
filed 1996-05-24
CIK 906347

                                 FORM 10-Q/A-1

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

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION                                            Page
- -------------------------------                                            ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--
          March 31, 1996 and December 31, 1995                               2

          Condensed Consolidated Statements of Operations--
          Three months ended March 31, 1996 and 1995                         4

          Condensed Consolidated Statement of Shareholders' Equity--
          Three months ended March 31, 1996                                  5

          Condensed Consolidated Statements of Cash Flows--
          Three months ended March 31, 1996 and 1995                         6

          Notes to Condensed Consolidated Financial Statements               7


SIGNATURES                                                                  11
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

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 Three Months Ended
                                                     March 31,
                                            -----------------------------
                                                 1996           1995
                                            --------------  -------------
Revenues:
  Cable television revenues                  $  8,051,000   $  1,830,000
  Telephone and telecommunications
    revenues                                    7,762,000        542,000
  Toll revenues                                 1,309,000        951,000
  Microwave transmission revenues
   from the Joint Venture                       1,312,000      1,310,000
                                             ------------   ------------
                                               18,434,000      4,633,000
Costs and expenses:
  Operating expenses                           12,629,000      3,296,000
  Selling, general and
    administrative expenses                    21,798,000     10,514,000
  Depreciation and amortization                12,190,000      5,532,000
                                             ------------   ------------
                                               46,617,000     19,342,000
                                             ------------   ------------
    OPERATING LOSS                            (28,183,000)   (14,709,000)

Other income (expense):
  Interest and other income                     7,763,000      3,714,000
  Interest expense                            (24,711,000)    (4,242,000)
  Foreign currency transaction
    gains (losses)                               (123,000)       196,000
                                             ------------   ------------

    LOSS BEFORE INCOME TAXES AND
      MINORITY INTERESTS                      (45,254,000)   (15,041,000)
Income tax benefit (provision)                    (42,000)       448,000
                                             ------------   ------------
    LOSS BEFORE MINORITY INTERESTS            (45,296,000)   (14,593,000)
Minority interests                              2,572,000      1,127,000
                                             ------------   ------------

    NET LOSS                                 $(42,724,000)  $(13,466,000)
                                             ============   ============

Net loss per common share                          $(1.41)         $(.45)
                                             ============   ============

Weighted average number of common shares
  used in computation of net
  loss per share                               30,211,000     30,181,000
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



                                  INTERNATIONAL CABLETEL
                                  INCORPORATED



Date:  May 24, 1996                By: /s/  George S. Blumenthal
                                       -----------------------------
                                       George S. Blumenthal
                                       Chairman and Chief
                                       Executive Officer