Form 10-Q
period 1996-06-30
INTERNATIONAL CABLETEL INC
filed 1996-08-14
CIK 906347

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number           0-22616
                       -------------------------------------------


                      INTERNATIONAL CABLETEL INCORPORATED
- --------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


                Delaware                                         52-1822078
- ----------------------------------------                   ---------------------

     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)


110 East 59th Street, New York, New York                           10022
- ----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

                                (212) 371-3714
- --------------------------------------------------------------------------------

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

     The number of shares outstanding of the issuer's common stock as of June 30, 1996 was 30,591,800.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES

                                     INDEX



PART I.   FINANCIAL INFORMATION                                             PAGE
- -------------------------------                                             ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--
          June 30, 1996 and December 31, 1995                                 2

          Condensed Consolidated Statements of Operations--
          Three and six months ended June 30, 1996 and 1995                   4

          Condensed Consolidated Statement of Shareholders' Equity--
          Six months ended June 30, 1996                                      5

          Condensed Consolidated Statements of Cash Flows--
          Six months ended June 30, 1996 and 1995                             6

          Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                              13


PART II.  OTHER INFORMATION
- ---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 6.   Exhibits and Reports on Form 8-K                                   24


SIGNATURES                                                                   25
- ----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30,          December 31,
                                             1996                1995
                                        ---------------    ---------------
                                          (Unaudited)         (See Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents             $   735,334,000    $   175,283,000
  Restricted cash                            96,906,000            -
  Accounts receivable-trade,
    less allowance for doubtful
    accounts of $2,590,000 (1996)
    and $767,000 (1995)                      49,763,000          7,340,000
  Other                                      35,749,000         22,514,000
                                        ---------------    ---------------
TOTAL CURRENT ASSETS                        917,752,000        205,137,000

CASH HELD IN ESCROW                              -               1,598,000

FIXED ASSETS, net                           952,541,000        639,674,000

INTANGIBLE ASSETS, net                      397,981,000        137,578,000

OTHER ASSETS, net of accumulated
  amortization of $14,772,000 (1996)
  and $9,537,000 (1995)                      64,439,000         26,682,000
                                        ---------------    ---------------
                                         $2,332,713,000     $1,010,669,000
                                        ===============    ===============

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS -- CONTINUED

                                             June 30,          December 31,
                                               1996               1995
                                          ---------------    ---------------
                                            (Unaudited)        (See Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $    42,215,000    $    50,848,000
  Accrued expenses and other                  100,444,000         37,102,000
  Accrued construction costs                   28,767,000         14,543,000
  Deferred purchase price                      81,324,000              -
  Current portion of long-term debt           226,683,000         26,516,000
                                          ---------------    ---------------
TOTAL CURRENT LIABILITIES                     479,433,000        129,009,000

LONG-TERM DEBT                              1,575,657,000        513,026,000

REGIONAL DEVELOPMENT GRANT, net                   620,000            661,000

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTERESTS                             21,265,000         28,716,000

SHAREHOLDERS' EQUITY
  Series preferred stock - $.01
    par value; authorized
    2,500,000 shares;
    none outstanding                                -                  -
  Common stock - $.01 par value;
    authorized 100,000,000 shares;
    issued and outstanding
    30,592,000 (1996) and
    30,202,000 (1995) shares                      306,000            302,000
  Additional paid-in capital                  465,192,000        462,223,000
  Cumulative translation adjustment            21,663,000          6,273,000
  (Deficit)                                  (231,423,000)      (129,541,000)
                                          ---------------    ---------------
                                              255,738,000        339,257,000
                                          ---------------    ---------------
                                           $2,332,713,000     $1,010,669,000
                                          ===============    ===============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                            ------------------------------      ------------------------------
                                                 1996            1995                1996            1995
                                            --------------  --------------      --------------  --------------
Revenues:
  Network services                      $   23,539,000   $      -           $   23,539,000   $       -
  Telecommunications                        14,774,000      3,523,000           25,157,000        6,326,000
  Cable television                           9,233,000      2,342,000           17,284,000        4,172,000
  Other                                        237,000          -                  237,000           -
                                         -------------    -----------       --------------   --------------
                                            47,783,000      5,865,000           66,217,000       10,498,000

Costs and expenses:
  Operating expenses                        31,069,000      3,515,000           43,698,000        6,811,000
  Selling, general and
    administrative expenses                 30,054,000     14,243,000           51,852,000       24,757,000
  Depreciation and amortization             20,411,000      6,481,000           32,601,000       12,013,000
                                         -------------     -----------       --------------   --------------
                                            81,534,000     24,239,000          128,151,000       43,581,000
                                         -------------    -----------       --------------   --------------
OPERATING LOSS                             (33,751,000)   (18,374,000)         (61,934,000)     (33,083,000)

Other income (expense):
  Interest and other income                  9,756,000      6,343,000           17,519,000       10,057,000
  Interest expense                         (36,695,000)    (8,821,000)         (61,406,000)     (13,063,000)
  Foreign currency transaction gains           294,000        433,000              171,000          629,000
                                         -------------    -----------       --------------   --------------

     LOSS BEFORE INCOME TAXES AND
       MINORITY INTERESTS                  (60,396,000)   (20,419,000)        (105,650,000)     (35,460,000)
Income tax benefit (provision)              (3,439,000)       628,000           (3,481,000)       1,076,000
                                         -------------    -----------       --------------   --------------
     LOSS BEFORE MINORITY INTERESTS        (63,835,000)   (19,791,000)        (109,131,000)     (34,384,000)
Minority interests                           4,677,000      1,572,000            7,249,000        2,699,000
                                         -------------    -----------       --------------   --------------

     NET LOSS                            $ (59,158,000)  $(18,219,000)       $(101,882,000)  $  (31,685,000)
                                         =============   ============       ==============   ==============

Net loss per common share                $       (1.95)  $       (.60)       $       (3.36)  $        (1.05)
                                         =============   ============       ==============   ==============
Weighted average number of common shares
  used in computation of net
  loss per share                            30,369,000     30,185,000           30,290,000       30,183,000
                                         =============   ============       ==============   ==============

See notes to condensed consolidated financial statements.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                    Common Stock
                                   $.01 Par Value         Additional      Cumulative
                               ----------------------       Paid-In      Translation
                                 Shares         Par         Capital       Adjustment     (Deficit)
                              ------------   --------    ------------    ------------   -------------

Balance,
  December 31, 1995             30,202,000   $302,000    $462,223,000     $ 6,273,000   $(129,541,000)
  Exercise of stock
   options                         339,000      4,000       1,041,000
  Exercise of warrants              51,000                    287,000
  Issuance of warrants in
   connection with consent
   solicitations                                            1,641,000
  Net loss for the
   six months ended
   June 30, 1996                                                                         (101,882,000)
  Currency translation
   adjustment                                                              15,390,000
                              ------------   --------    ------------    ------------   --------------
Balance,
  June 30, 1996                 30,592,000   $306,000    $465,192,000     $21,663,000   $(231,423,000)
                              ============   ========    ============    ============   ==============

See notes to condensed consolidated financial statements.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                                            June 30,
                                                ---------------------------------
                                                      1996              1995
                                                ---------------    --------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                         $     5,110,000    $  (16,379,000)

INVESTING ACTIVITIES
  Purchase of fixed assets                         (214,032,000)     (172,680,000)
  Proceeds from sale of fixed assets                      1,000            23,000
  Acquisition of subsidiaries, net of
    cash acquired                                  (298,173,000)            -
  License acquisition costs                              -               (112,000)
  Increase in other assets                           (2,410,000)       (1,635,000)
                                                ---------------    --------------
NET CASH (USED IN) INVESTING ACTIVITIES            (514,614,000)     (174,404,000)

FINANCING ACTIVITIES
  Principal payments                                 (1,552,000)       (9,263,000)
  Proceeds from borrowings, net of
    financing costs                               1,140,765,000       329,696,000
  Restricted cash                                   (95,469,000)             -
  Cash released from escrow                           1,592,000              -
  Capital contribution from minority partner              -            12,715,000
  Proceeds from borrowings from minority
    partner                                          30,550,000              -
  Proceeds from exercise of stock options
    and warrants                                      1,332,000            59,000
                                                ---------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,077,218,000       333,207,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (7,663,000)        6,796,000
                                                ---------------    --------------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                       560,051,000       149,220,000
Cash and cash equivalents at beginning of
    period                                          175,283,000       294,602,000
                                                ---------------    --------------
Cash and cash equivalents at end of period       $  735,334,000     $ 443,822,000
                                                ===============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid during the period for interest
     exclusive of amounts capitalized            $    9,623,000     $     824,000
   Income taxes paid                                    364,000           234,000

SUPPLEMENTAL SCHEDULE OF NONCASH
   FINANCING ACTIVITIES
   Warrants issued in connection with
     consent solicitations                       $    1,641,000     $        -
   Liabilities incurred in connection
     with acquisitions                               80,117,000              -


See notes to condensed consolidated financial statements.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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


NOTE C--FIXED ASSETS

  Fixed assets consists of:

                                                      June 30,     December 31,
                                                       1996           1995
                                                   -------------  -------------
                                                    (Unaudited)
  Operating  equipment                           $  669,107,000   $ 424,019,000
  Other equipment                                    91,769,000      39,717,000
  Construction-in-progress                          257,668,000     218,044,000
                                                 --------------   -------------
                                                  1,018,544,000     681,780,000
  Allowance for depreciation                        (66,003,000)    (42,106,000)
                                                 --------------   -------------
                                                 $  952,541,000   $ 639,674,000
                                                 ==============   =============

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued


NOTE D--INTANGIBLE ASSETS

  Intangible assets consists of:

                                           June 30,           December 31,
                                             1996                 1995
                                          -----------         ------------
                                          (Unaudited)
License acquisition costs,
  net of accumulated
  amortization of
  $28,118,000 (1996) and
  $22,789,000 (1995)                     $132,249,000         $137,578,000
Goodwill, net of accumulated
  amortization of
  $1,466,000                              265,732,000                -
                                         ------------         ------------
                                         $397,981,000         $137,578,000
                                         ============         ============


     In May 1996, an indirect wholly-owned subsidiary of the Company (the "Purchaser") acquired NTL Group Limited ("NTL"), an English limited liability company, for payments of approximately (Pounds)204 million at closing, (Pounds)35 million, subject to adjustments, on the first anniversary of closing and (Pounds)17.1 million in October 1996 (which corresponds to tax credits of (Pounds)13 million expected by NTL by October 1, 1996 and tax credit carry forwards of (Pounds)4.1 million). NTL provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. The Company used (Pounds)200 million from its 1996 bank facilities to finance the acquisition. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of NTL have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of (Pounds)256.1 million ($396.5 million) plus costs incurred of $2.7 million exceeded the fair value of the net tangible assets acquired by $266.2 million, which is classified as goodwill, which is being amortized over a period of 30 years. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition. However, changes to the allocations of the purchase price are expected as valuations or appraisals of assets and liabilities are completed. Although the Company cannot ascertain what the changes will be, such changes could be material.

     The pro forma unaudited consolidated results of operations for the six months ended June 30, 1996 and 1995 assuming consummation of the NTL acquisition as of the beginning of the periods are as follows:

                                                        Six Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       1996           1995
                                                  --------------  -------------
Total revenue                                     $  127,512,000  $  93,112,000
Net loss                                            (100,319,000)   (41,054,000)
Net loss per share                                         (3.31)         (1.36)

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT-CONTINUED

NOTE E--LONG-TERM DEBT

  Long-term debt consists of:


                                                  June 30,        December 31,
                                                    1996              1995
                                                ------------      ------------
                                                (Unaudited)

  10-7/8% Senior Deferred Coupon Notes        $  166,325,000     $ 157,748,000
  12-3/4% Series A Senior Deferred
          Coupon Notes                           173,953,000       163,528,000
  11-1/2% Series B Senior Deferred
          Coupon Notes                           629,085,000           -
  7-1/4%  Convertible Subordinated Notes         191,750,000       191,750,000
  7%      Convertible Subordinated Notes         275,000,000           -
  Term Loan and Bridge Facilities                310,100,000           -
  Subsidiary bank loan                                -              1,576,000
  Subsidiary notes payable                        56,127,000        24,940,000
                                              --------------     -------------
                                               1,802,340,000       539,542,000
  Less current portion                           226,683,000        26,516,000
                                              --------------     -------------
                                              $1,575,657,000     $ 513,026,000
                                              ==============     =============

     In January 1996, the Company issued $1,050,000,000 aggregate principal amount of 11-1/2% Series B Senior Deferred Coupon Notes due 2006. The 11-1/2% Senior Deferred Coupon Notes were issued at a price to investors of 57.155% of the aggregate principal amount at maturity or $600,127,500. The Company received net proceeds of $582,000,000 after discounts and commissions from the issuance of the 11-1/2% Senior Deferred Coupon Notes. The original issue discount accretes at a rate of 11-1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11-1/2% per annum, payable semiannually beginning on August 1, 2001. The 11-1/2% Senior Deferred Coupon Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 1, 2001 at 105.75% the first year, 102.875% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

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

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT-CONTINUED

NOTE E--LONG-TERM DEBT-CONTINUED

     In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest on the Convertible Notes is payable semiannually beginning December 15, 1996. The Convertible Notes mature on June 15, 2008. The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. There are approximately 7,261,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100.0% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $7,850,000 in fees and expenses in connection with the issuance of the Convertible Notes, which is included in deferred financing costs.

     To finance the acquisition of NTL, the Purchaser entered into an agreement dated March 28, 1996 with a syndicate of lenders (the "Lenders") pursuant to which the Lenders made available to the Purchaser senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of (i) a short term loan facility of (Pounds)50 million (the "Short Term Facility"), (ii) a long term loan facility of (Pounds)90 million (the "Long Term Facility," and, together with the Short Term Facility, the "Term Loan Facilities") and (iii) a revolving credit facility of (Pounds)25 million (the "Revolving Facility"). One of the Lenders also agreed to make available to the Purchaser a secured loan facility of (Pounds)60 million (the "Bridge Facility") to finance the remainder of the payment due at closing and acquisition costs and expenses due at closing.

     The Term Loan Facilities and the Bridge Facility were used to finance the acquisition of NTL including related acquisition expenses (an aggregate of (Pounds)200 million or $310,100,000). The Revolving Facility is available until December 31, 1997 for capital expenditure and working capital purposes of NTL's group.

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

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

NOTE E--LONG-TERM DEBT-CONTINUED

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

     The Bridge Facility is secured by cash of (Pounds)62,500,000 ($96,906,000) on deposit with the lender and guarantees from the Company and certain of its subsidiaries and by second ranking fixed and floating charges over all the present and future assets of the Purchaser, NTL and its subsidiaries, subject to certain subordination arrangements. The Bridge Facility must be repaid in full by December 31, 1996.

     Loans under the Bridge Facility bear interest at an annual rate equal to LIBOR plus a margin of 3%, which margin shall be increased by an additional 1.25% on each of the "Applicable Margin Step-Up Dates" falling three, four, five, six and seven months after the advance of any loans under the Bridge Facility. The Purchaser may repay all, but not less than all, of the amount outstanding under the Bridge Facility at any time without penalty. The Bridge Facility contains covenants similar to those of the A Facilities.


NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES

     As of June 30, 1996, the Company was committed to pay approximately $29,700,000 for equipment and services.

     The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television, telephone and telecommunications business and the Federal Communications Commission ("FCC") for its microwave transmission business. The initial terms of the Company's licenses was 23 years for the DTI licenses, 15 years for the ITC licenses and 10 years for the FCC licenses. The Company's licenses expire in 2008 to 2017 for the DTI licenses, 1999 to 2005 for the ITC licenses and 2001 for the FCC licenses. The DTI requires a fixed annual renewal fee of (Pounds)2,500 ($4,000) per license. The ITC requires an annual license fee ranging from (Pounds)1,300 ($2,000) to (Pounds)7,900 ($12,000) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The FCC requires an annual license fee of $140 per license, which is subject to adjustment annually. The Company's license fees in 1996 were $37,000.

     In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately (Pounds)14,400,000 ($22,300,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

     Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to one of the Company's joint ventures, the joint venture is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (Pounds)104,188 ($161,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license.

     A significant portion of NTL's revenues is attributable to the provisions of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. NTL holds four licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2016. The current annual fees for these licenses is an aggregate of (Pounds)37,000 ($57,000) which has been paid in 1996. NTL holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The current annual fees for these licenses is an aggregate of (Pounds)1,478,000 ($2,292,000) of which (Pounds)1,157,000 ($1,794,000) has been paid in 1996 and (Pounds)321,000 ($498,000) is payable from August to December 1996.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.

     The following table illustrates the number of homes passed, the number of homes released to marketing and the total number of customers as of June 30, 1996 and December 31, 1995, for the full-service dual network constructed by the Company since 1993 and, as of June 30, 1996, for the network constructed as cable-only and inherited by the Company through prior acquisitions:

          Newly Constructed Dual Network and Inherited Cable-Only Network
====================================================================================
                         NEWLY CONSTRUCTED    NEWLY CONSTRUCTED    INHERITED CABLE-
                           DUAL NETWORK         DUAL NETWORK        ONLY NETWORK
                           JUNE 30, 1996      DECEMBER 31, 1995    JUNE 30, 1996
- ------------------------------------------------------------------------------------
Homes passed                      611,300               463,000             263,200
- ------------------------------------------------------------------------------------
Homes marketed*                   311,500               176,200             263,200
- ------------------------------------------------------------------------------------
Total customers                   107,100                57,700              49,800
- ------------------------------------------------------------------------------------
       Dual                        76,600                44,630                  -
- ------------------------------------------------------------------------------------
       Cable-only                  13,700                 6,620              49,800
- ------------------------------------------------------------------------------------
       Telephone-only              16,800                 6,450                  -
- ------------------------------------------------------------------------------------
Total RGU's**                     183,700               102,330              49,800
- ------------------------------------------------------------------------------------
RGU penetration                        59%                   58%                 19%
- ------------------------------------------------------------------------------------
Cable penetration                      29%                   29%                 19%
- ------------------------------------------------------------------------------------
Telephone penetration                  30%                   29%                 -
====================================================================================

* At June 30, 1996 homes for which the sales process has begun. At December 31, 1995, homes for which the initial sales process was completed.
** An RGU (revenue generating unit) is one cable television account or one telephone account; thus, a dual customer counts as two RGU's.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


                            RESULTS OF OPERATIONS
                            ---------------------

     As a result of the acquisition of NTL Group Limited ("NTL") in May 1996, the Company consolidated the results of operations of NTL from the date of acquisition. The results of NTL are not included in the 1995 consolidated results.

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

     Network services revenues increased to $23,539,000 from none as a result of the acquisition of NTL.

     Telecommunications revenues increased to $14,774,000 from $3,523,000. NTL telecommunications revenues in 1996 were $2,461,000. The remainder of the increase was the result of customer growth that increased the Company's current revenue stream.

     Cable television revenues increased to $9,233,000 from $2,342,000 as a result of customer growth that increased the Company's current revenue stream.

     Other revenue increased to $237,000 from none as a result of the acquisition of NTL.

     Operating expenses increased to $31,069,000 from $3,515,000. NTL operating expenses in 1996 were $14,004,000. The remainder of the increase was the result of increases in cable television and telecommunications programming costs, interconnection costs and costs of operating the network.

     Selling, general and administrative expenses increased to $30,054,000 from $14,243,000. NTL selling, general and administrative expenses in 1996 were $2,522,000. The remainder of the increase was the result of increases in cable television and telecommunications sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

     Depreciation and amortization expense increased to $20,411,000 from $6,481,000. Depreciation and amortization expense of NTL and of goodwill as a result of the acquisition was $3,703,000 in 1996. The remainder of the increase was primarily due to an increase in depreciation of cable television and telecommunications equipment.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


     Interest and other income increased to $9,756,000 from $6,343,000 due to an increase in funds available for short term investment and an increase in the interest rate on the Company's short term investments.

     Interest expense increased to $36,695,000 from $8,821,000 due to interest on the bank loan in connection with the NTL acquisition in 1996 plus the issuance of the 11-1/2% Notes and the 7% Convertible Subordinated Notes subsequent to June 1995.

     Foreign currency transaction gains of $294,000 in 1996 and $433,000 in 1995 are the result of changes in the exchange rate.

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

Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

     Network services revenues increased to $23,539,000 from none as a result of the acquisition of NTL.

     Telecommunications revenues increased to $25,157,000 from $6,326,000. NTL telecommunications revenues in 1996 were $2,461,000. The remainder of the increase was the result of customer growth that increased the Company's current revenue stream.

     Cable television revenues increased to $17,284,000 from $4,172,000 as a result of customer growth that increased the Company's current revenue stream.

     Other revenue increased to $237,000 from none as a result of the acquisition of NTL.

     Operating expenses increased to $43,698,000 from $6,811,000. NTL operating expenses in 1996 were $14,004,000. The remainder of the increase was the result of increases in cable television and telecommunications programming costs, interconnection costs and costs of operating the network.

     Selling, general and administrative expenses increased to $51,852,000 from $24,757,000. NTL selling, general and administrative expenses in 1996 were $2,522,000. The remainder of increase was the result of increases in cable television and telecommunications sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


     Depreciation and amortization expense increased to $32,601,000 from $12,013,000. Depreciation and amortization expense of NTL and of goodwill as a result of the acquisition was $3,703,000 in 1996. The remainder of the increase was primarily due to an increase in depreciation of cable television, telephone and telecommunications equipment.

     Interest and other income increased to $17,519,000 from $10,057,000 due to an increase in funds available for short term investment and an increase in the interest rate on the Company's short term investments.

     Interest expense increased to $61,406,000 from $13,063,000 due to the interest on the bank loan in connection with the NTL acquisition in 1996 plus the issuance of the 11-1/2% Notes and the 7% Convertible Subordinated Notes subsequent to June 1995.

     Foreign currency transaction gains of $171,000 in 1996 and $629,000 in 1995 are the result of changes in the exchange rate.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company will require significant amounts of capital to finance construction of its system network, connection of cable television, telephone and telecommunications customers to the network, working capital and debt service. The Company also requires substantial capital for the deferred payments in connection with the acquisition of NTL, to repay certain of the NTL Facilities and fund the capital expenditure requirements of NTL's existing operations and to finance the expansion of those operations.

     The Company expects that the capital required to build its cable television, telephone and telecommunications networks and connect residential and business subscribers will be approximately $950 per home in its franchise areas, of which approximately $600 represents the cost of the network itself and the remainder represents the capital cost of connecting customers to its network. Certain locations may require more or less capital depending upon household density, business density and penetration rates. In addition, certain costs such as the establishment of telephone switches, cable headends and facilities are incurred during the initial phases of network construction, leading to average capital expenditures per home which are higher in the initial years. The construction and development of the systems will depend on, among other things, the Company's ability to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions.

     Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately (Pounds)14.4 million (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen-year license. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED

operations, in the amount of approximately (Pounds)104,188 (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license.

     The Company believes that, after taking into account its proportional ownership of its franchises, the aggregate cost of network construction from June 30, 1996 through passing 2,090,000 of the total 2,292,000 homes in its franchises in accordance with its regulatory build schedules (including the license payments in respect of the Northern Ireland LDL and the Gwent and Glamorgan LDL) will be approximately (Pounds)1.0 billion ($1.5 billion) which includes the commitments for equipment and services at June 30, 1996 of approximately $29,700,000. The exact amounts and timing of these expenditures could vary significantly with the actual number of subscribers and are subject to a variety of factors which may vary greatly by market and may be beyond the control of the Company. In addition, this amount includes various estimated inflation factors on certain components. The substantial costs will result in a negative cash flow until an adequate customer base is established.

     In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008 and received proceeds of $267,437,000. Interest on the Convertible Notes is payable semiannually beginning December 15, 1996. The Convertible Notes mature on June 15, 2008.
The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. The Convertible Subordinated Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100.0% in 2006, in each case together with accrued and unpaid interest to the redemption date.

     In 1996, the Company issued $1,050,000,000 aggregate principal amount of its 11-1/2% Series B Senior Deferred Coupon Notes due 2006. The 11-1/2% Notes were issued at a price to investors of 57.155% of the aggregate principal amount at maturity, or $600,127,500. The Company received net proceeds of approximately $582,000,000 from the issuance of the 11-1/2% Notes. The original issue discount of the 11-1/2% Notes accretes at a rate of 11-1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11-1/2% per annum, payable semiannually beginning on August 1, 2001. The 11-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 1, 2001 at 105.75% the first year, 102.875% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED

     In 1995, the Company issued $277,803,500 aggregate principal amount at maturity of its 12-3/4% Senior Deferred Coupon Notes Due 2005. The 12-3/4% Notes were issued at a price to investors of 53.995% of the aggregate principal amount at maturity, or $150,000,000. The Company received proceeds of $145,125,000 from the issuance of the 12-3/4% Notes. The original issue discount of the 12-3/4% Notes accretes at a rate of 12-3/4%, compounded semiannually, to an aggregate principal amount of $277,803,500 by April 15, 2000. Interest will thereafter accrue at 12-3/4% per annum, payable semiannually beginning on October 15, 2000. The 12-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2000 at 103.64% the first year, 101.82% the second year and 100% thereafter, plus accrued and unpaid interest on the date of redemption.

     In 1995, the Company issued $191,750,000 aggregate principal amount of its 7-1/4% Convertible Subordinated Notes due 2005 and received proceeds of $186,065,000. Interest on the 7-1/4% Convertible Subordinated Notes is payable semiannually. The 7-1/4% Convertible Subordinated Notes are convertible into shares of common stock prior to maturity at a conversion price of $27.56 per share, subject to adjustment in certain events. The 7-1/4% Convertible Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after April 15, 1998, the redemption price of 105.08% that declines annually to 100.73% in 2004, in each case together with accrued and unpaid interest to the redemption date.

     In 1993, the Company issued $212,000,000 aggregate principal amount of its 10-7/8% Senior Deferred Coupon Notes due 2003. The 10-7/8% Notes were issued at a price to investors of 58.873% of the aggregate principal amount at maturity, or $124,811,000. The Company received proceeds of $119,797,000 from the issuance of the 10-7/8% Notes. The original issue discount of the 10-7/8% Notes accretes at a rate of 10-7/8%, compounded semiannually, to an aggregate principal amount of $212,000,000 by October 15, 1998. Interest will thereafter accrue at 10-7/8% per annum, payable semiannually beginning on April 15, 1999. The 10-7/8% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 15, 1998 at 103.107% the first year, 101.554% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

     Cash and cash equivalents as of June 30, 1996 are expected to be sufficient to meet the capital requirements of the Company's franchises to the second quarter of 1997 in accordance with the build schedules contained in the existing licenses. The Company intends to resume discussions with commercial banks regarding the arrangement of certain proposed credit facilities (the "Proposed Credit Facilities") to further fund construction costs and working capital requirements. Based on the information currently available to the Company and taking into account the Company's proportional ownership of its franchises, it is currently anticipated that expected sources of funds (including, but not limited to, the Proposed Credit Facilities or other financings, if obtained), cash on hand and cash flow from operations (which is expected by early 1997) will be sufficient to fund the estimated costs required to complete planned construction in its existing franchise past 2,090,000 homes in accordance with the construction milestones set forth in its licenses. To the extent that either the Company is unable to

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED

obtain the Proposed Credit Facilities or such other financing or does not meet its projections, the Company will require additional debt and/or equity financings. There can be no assurance that (i) the Proposed Credit Facilities will be obtained (or be available on acceptable terms), (ii) any other financings will be consummated or available on acceptable terms, (iii) actual construction costs will not exceed the Company's expectations or that additional funding substantially in excess of the amounts estimated above will not be required, (iv) conditions precedent to advances under any such credit facility will be satisfied when funds are required, (v) the Company will not acquire additional franchises or businesses that would require additional capital or
(vi) the Company will be able to generate sufficient cash from operations to meet any unfunded portion of its capital requirements when required. The Company does not have any firm additional financing plans to address any of the foregoing situations at this time.

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

     The exact amounts and timing of all of these expenditures are subject to a variety of factors which may vary greatly by market and be beyond the control of the Company. Accordingly, there can be no assurance that the amount of the funding actually required will not exceed the estimated amounts described above or that additional funding substantially in excess of the amounts estimated above will not be required. Furthermore, if the Company were to make additional investments or acquire additional franchises, funding would be needed in addition to the anticipated funding requirements described above.

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

     The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries and joint ventures. As a holding company, the Company holds no significant assets other than its investments in and advances to its subsidiaries and joint ventures. The Company is therefore dependent upon the receipt of sufficient funds from its subsidiaries and joint ventures to meet its own obligations. Accordingly, the Company's ability to make scheduled interest and principal payments

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED

(or any other payments that may become payable) when due to holders of indebtedness of the Company and the Company's ability to pay cash dividends to its stockholders is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted in the manner described in the next paragraph.

     Each of the Company's subsidiaries which are Delaware incorporated corporations may pay dividends, under the Delaware General Corporation Law (the "DGCL") only out of its surplus or, in the circumstances prescribed by the DGCL, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Each of the Company's subsidiaries which are United Kingdom companies are, under applicable United Kingdom law, prohibited from paying dividends unless such payments are made out of profits available for distribution (which consist of accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made). The Company's United Kingdom subsidiaries (excluding NTL and its subsidiaries) do not currently have such profits and are not expected to have any such profits for the foreseeable future. In addition, the United Kingdom may impose a withholding tax on payments of interest and advance corporation tax on distributions (dividends or otherwise) by United Kingdom subsidiaries to the Company. In light of the Company's strategy of continued growth, in part through acquisitions, the Company and its subsidiaries may incur substantial indebtedness in the future. A substantial portion of such future indebtedness and, in particular, indebtedness incurred by the Company's subsidiaries under the Proposed Credit Facilities, is expected to be secured and, consequently, will have priority to the extent of such security over unsecured indebtedness. In addition, the NTL Facilities effectively restrict, and the lenders under the Proposed Credit Facilities may impose restrictions on the rights of the Company to receive from its subsidiaries repayment of or interest in respect of intercompany loans or restrictions on the ability of the Company's subsidiaries to pay dividends or make other distributions. Therefore, for the reasons referred to in this paragraph and under "The NTL Acquisition" below, there can be no assurance that the Company will be able to receive any cash flow from its subsidiaries in a timely manner or at all.

     In addition, the Company will encounter currency exchange rate risks which could be material relative to funding United Kingdom operations and to revenues. To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. Furthermore, the Company's revenue are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness is, and will be, payable in dollars. At June 30, 1996, the Company had invested approximately $692,000,000 (including restricted cash of $96,906,000) in pounds sterling money market instruments and cash accounts to reduce this risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurances that the provisions governing the indebtedness of the Company and its subsidiaries would permit such transactions, and, if such provisions do permit such transactions, that they

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


will successfully prevent shifts in the currency exchange rates from having a material adverse effect on the Company.


THE NTL ACQUISITION
- -------------------

     In May 1996, an indirect wholly-owned subsidiary of the Company
(the "Purchaser") acquired NTL, an English limited liability company, for payments of approximately (Pounds)204 million (the "Initial Payment") at closing, (Pounds)17.1 million (which corresponds to tax credits of (Pounds)13 million expected by NTL by October 1, 1996 and tax credit carry forwards of (Pounds)4.1 million) in October 1996 and (Pounds)35 million (subject to adjustments, the "Further Payment") on the first anniversary of closing. NTL provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. To finance a substantial portion of the purchase price for NTL, a syndicate of lenders made available senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of (i) the Short Term Facility of (Pounds)50 million, (ii) the Long Term Facility of (Pounds)90 million (together with the Short Term Facility, the "Term Loan Facilities") and (iii) the Revolving Facility of (Pounds)25 million. The Term Loan Facilities were fully drawn to finance a portion of the Initial Payment or refinance monies used to pay a portion of the Initial Payment including related acquisition expenses. The Short Term Facility is repayable in full on December 31, 1996 unless certain conditions are fulfilled on or prior to that date in which case the amounts outstanding under the Short Term Facility will automatically be converted into, and shall be deemed amounts outstanding under the Long Term Facility. The Company anticipates that such conditions will be met and that the amounts outstanding under the Short Term Facility will be so converted.

     The Revolving Facility is available until December 31, 1997 for capital expenditure and working capital purposes of NTL's group. Up to (Pounds)2 million of the Revolving Facility is available by way of standby letters of credit to guarantee overdraft and other working capital facilities made available by any clearing banks to the Purchaser. At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Long Term Facility.

     All amounts outstanding under the Long Term Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loans and will increase year to year. Final repayment of the Long Term Facility is due on December 31, 2002.

     Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of the Purchaser and certain of its subsidiaries. As of June 30, 1996, the effective rate was 7.656%.

     The A Facilities are secured by guarantees from NTL and certain of its subsidiaries and by first ranking fixed and floating charges over the present and future assets (subject to certain exceptions) of the Purchaser, NTL and certain of its subsidiaries.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED

     One of the lenders also made available to the Purchaser a secured loan facility of (Pounds)60 million ("the Bridge Facility") to finance most of the remainder of the Initial Payment and acquisition costs and expenses due at closing. The Bridge Facility is secured by cash of (Pounds)62,500,000 ($96,906,000) on deposit with the lender and by guarantees from the Company and certain of its subsidiaries and by second ranking fixed and floating charges over (subject to certain exceptions) all the present and future assets of the Purchaser, NTL and certain of its subsidiaries, subject to certain subordination arrangements. The Bridge Facility must be repaid in full by December 31, 1996.

     Loans under the Bridge Facility bear interest at an annual rate equal to LIBOR plus a margin of 3%, which margin shall be increased by an additional 1.25% on each of the "Applicable Margin Step-Up Dates" falling three, four, five, six and seven months after the advance of any loans under the Bridge Facility. As of June 30, 1996, the effective rate was 9.25%. The Purchaser may repay all, but not less than all, of the amount outstanding under the Bridge Facility at any time without penalty. The Bridge Facility contains covenants similar to those of the A Facilities.

     The NTL Facilities contain various covenants and conditions including, among other things, a covenant prohibiting dividends and distributions by the Purchaser to the Company unless certain cash flow targets are met and, if such targets are met, requiring 50% of all Excess Cash Flow to be applied to repay amounts outstanding under the A Facilities.

     The Company requires approximately (Pounds)95 million ($147 million) to (i) repay the borrowings under the Bridge Facility on or before December 31, 1996 and (ii) pay the Further Payment in May 1997. The Company anticipates that such additional funding should be available from cash on hand available for such purposes. In addition, the Company may be required to finance the repayment of (Pounds)50 million Short Term Facility if certain conditions are not met, although the Company expects that such conditions will be met.

     The Company anticipates that substantial amounts of capital will be required in the future in order to, among other things (i) expand NTL's existing telecommunications network in England to other regions in the United Kingdom,
(ii) meet the rapid build schedule of the Channel 5 contract and (iii) install NTL's third teleport for its satellite uplinking business. The Company estimates that, based on the information currently available to it, through December 31, 1997, NTL may require approximately (Pounds)50 million in capital beyond that which NTL is capable of generating from its current operations for interest expense under the NTL Facilities, capital expenditures (including substantial amounts of discretionary expenditure to develop and expand NTL's business) and working capital. Up to (Pounds)25 million is expected to be available under the Revolving Facility for capital expenditure and working capital purposes of NTL, subject to satisfaction of a number of significant conditions, in particular, the receipt of subordinated debt or equity from the Company and the repayment of the Bridge Facility. The Company believes that the remainder of such capital needs will be funded by cash on hand of the Company. To the extent that such cash on hand is insufficient to meet NTL's actual working capital and capital expenditure requirements, either the planned development and expansion of NTL's network could be curtailed or additional funding will be necessary. There is no assurance that such

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED

additional funding will be available to the Company on acceptable terms or at all.

     The information in the preceding paragraphs includes projections; in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. Other factors and assumptions not identified above were also involved in the derivation of these projections, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these projections to reflect actual results, changes in assumptions or changes in other factors affecting such projections.


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
- ----------------------------------------------

     Cash provided by operating activities was $5,110,000 in 1996 and cash used in operating activities was $16,379,000 in 1995. The change is primarily due to changes in non-cash charges and in operating assets and liabilities.

     Purchases of fixed assets, net of proceeds from sales, were $214,031,000 in 1996 and $172,657,000 in 1995 as a result of increased cable television, telephone and telecommunications fixed asset purchases in 1996.

     Cash provided by financing activities was $1,077,218,000 in 1996 primarily due to the proceeds from the NTL Facilities of $305,500,000, the 11-1/2% Notes of $600,128,000 and the 7% Convertible Subordinated Notes of $275,000,000, net of financing costs incurred of $39,863,000. In 1996, one of the Company's joint ventures borrowed (Pounds)24,000,000 from the Company and (Pounds)20,000,000 from the minority interest holder in the joint venture. The proceeds from borrowings from minority partner of $30,550,000 are the result of the cash received from the minority interest holder for the loan.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 4, 1996, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1996, (ii) the reelection of George S. Blumenthal, J. Barclay Knapp and Michael S. Willner to the Board of Directors, (iii) the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 and (iv) an amendment to the Company's Employee Stock Option Plan.

          The stockholders approved the first proposal by a vote of 27,443,932 shares in favor, 154,077 shares against and 30,740 shares abstaining from voting. The stockholders approved the election of George S. Blumenthal by a vote of 27,366,619 shares in favor and 262,130 shares withheld from voting. The stockholders approved the election of J. Barclay Knapp by a vote of 27,366,619 shares in favor and 262,130 shares withheld from voting. The stockholders approved the election of Michael S. Willner by a vote of 27,366,619 shares in favor and 262,130 shares withheld from voting. The stockholders approved the third proposal by a vote of 25,644,559 shares in favor, 1,506,120 shares against and 48,230 shares abstaining from voting. The stockholders approved the fourth proposal by a vote of 22,195,052 shares in favor, 4,778,154 shares against and 83,968 shares abstaining from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27.  Financial Data Schedule

    (b)   Reports on Form 8-K

          During the quarter ended June 30, 1996, the Company filed the following reports on Form 8-K: (i) report dated May 9, 1996 reporting under Item 2, Acquisitions and Dispositions of Assets, that an indirect wholly-owned English subsidiary of the Company purchased all the issued shares of NTL Group Limited, (ii) report dated May 9, 1996 on Form 8-K/A-1, reporting under Item 7, Financial Statements, Proforma Financial Information and Exhibits, the financial statements of NTL Group Limited and the proforma financial information, and (iii) report dated June 11, 1996 reporting under Item 5, Other Events, the announcement that the Company commenced the commercial provision of cable telephone and entertainment services in a portion of its Northern Ireland franchise.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERNATIONAL CABLETEL INCORPORATED



Date:  August 13, 1996                 By:/s/  J. Barclay Knapp
                                          -----------------------------
                                          J. Barclay Knapp
                                          President



Date:  August 13, 1996                 By:/s/  Gregg Gorelick
                                          -----------------------------
                                          Gregg Gorelick
                                          Vice President-Controller
                                          (Principal Accounting Officer)