Form 10-Q
period 1996-09-30
INTERNATIONAL CABLETEL INC
filed 1996-11-14
CIK 906347

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number           0-22616
                       -------------------------------------------

                  INTERNATIONAL CABLETEL INCORPORATED
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Delaware                                         52-1822078
----------------------------------------                   ---------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)


110 East 59th Street, New York, New York                           10022
----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

                                (212) 371-3714
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

    The number of shares outstanding of the issuer's common stock as of September 30, 1996 was 32,006,800.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE
-------------------------------                                             ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets--
        September 30, 1996 and December 31, 1995                              2

        Condensed Consolidated Statements of Operations--
        Three and nine months ended September 30, 1996 and 1995               4

        Condensed Consolidated Statement of Shareholders' Equity--
        Nine months ended September 30, 1996                                  5

        Condensed Consolidated Statements of Cash Flows--
        Nine months ended September 30, 1996 and 1995                         6

        Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                13


PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                     22


SIGNATURES                                                                   23
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,    December 31,
                                                    1996             1995
                                               ---------------  --------------
                                                 (Unaudited)      (See Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $  639,082,000    $175,283,000
  Accounts receivable-trade,
    less allowance for doubtful
    accounts of $2,527,000 (1996)
    and $767,000 (1995)                            41,675,000       7,340,000
  Other                                            28,554,000      22,514,000
                                               --------------  --------------
TOTAL CURRENT ASSETS                              709,311,000     205,137,000

CASH HELD IN ESCROW                                         -       1,598,000

FIXED ASSETS, net                               1,176,421,000     639,674,000

INTANGIBLE ASSETS, net                            325,736,000     137,578,000

OTHER ASSETS, net of accumulated
  amortization of $19,399,000 (1996)
  and $9,537,000 (1995)                            60,359,000      26,682,000
                                               --------------  --------------
                                               $2,271,827,000  $1,010,669,000
                                               ==============  ==============

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS -- CONTINUED

                                           September 30,    December 31,
                                               1996             1995
                                          ---------------  ---------------
                                            (Unaudited)      (See Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $   37,843,000   $   50,848,000
  Accrued expenses and other                 120,748,000       37,102,000
  Accrued construction costs                  51,628,000       14,543,000
  Deferred purchase price                     82,084,000               -
  Current portion of long-term debt           56,653,000       26,516,000
                                          --------------   --------------
TOTAL CURRENT LIABILITIES                    348,956,000      129,009,000

LONG-TERM DEBT                             1,682,956,000      513,026,000

REGIONAL DEVELOPMENT GRANT, net                  605,000          661,000

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTERESTS                            11,245,000       28,716,000

SHAREHOLDERS' EQUITY
  Series preferred stock - $.01
    par value; authorized
    2,500,000 shares;
    none outstanding                                  -                -
  Common stock - $.01 par value;
    authorized 100,000,000 shares;
    issued and outstanding
    32,007,000 (1996) and
    30,202,000 (1995) shares                     320,000          302,000
  Additional paid-in capital                 499,315,000      462,223,000
  Cumulative translation adjustment           33,923,000        6,273,000
  (Deficit)                                 (305,493,000)    (129,541,000)
                                          --------------   --------------
                                             228,065,000      339,257,000
                                          --------------   --------------
                                          $2,271,827,000   $1,010,669,000
                                          ==============   ==============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

             INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                    September 30,
                                                ---------------------------   -----------------------------
                                                    1996           1995            1996            1995
                                                ------------   ------------   -------------   -------------
Revenues:
  Network services                              $ 40,102,000   $      -       $  63,641,000   $       -
  Telecommunications                              20,140,000      5,185,000      45,297,000      11,511,000
  Cable television                                10,769,000      3,370,000      28,053,000       7,542,000
  Other                                            6,245,000              -       6,482,000               -
                                                ------------   ------------   -------------   -------------
                                                  77,256,000      8,555,000     143,473,000      19,053,000

Costs and expenses:
  Operating expenses                              49,702,000      7,478,000      91,567,000      14,289,000
  Selling, general and
    administrative expenses                       34,105,000     14,678,000      80,673,000      35,138,000
  Franchise acquisition fees                       5,541,000              -       7,374,000               -
  Corporate expenses                               4,135,000      2,248,000       9,419,000       6,545,000
  Depreciation and amortization                   28,163,000      7,307,000      60,764,000      19,320,000
                                                ------------   ------------   -------------   -------------
                                                 121,646,000     31,711,000     249,797,000      75,292,000
                                                ------------   ------------   -------------   -------------
OPERATING LOSS                                   (44,390,000)   (23,156,000)   (106,324,000)    (56,239,000)

Other income (expense):
  Interest and other income                       11,150,000      5,998,000      28,669,000      16,055,000
  Interest expense                               (43,962,000)   (11,259,000)   (105,368,000)    (24,322,000)
  Foreign currency transaction gains
    (losses)                                         261,000        (62,000)        432,000         567,000
                                                ------------   ------------   -------------   -------------

     LOSS BEFORE INCOME TAXES AND
       MINORITY INTERESTS                        (76,941,000)   (28,479,000)   (182,591,000)    (63,939,000)
Income tax benefit (provision)                    (1,702,000)       748,000      (5,183,000)      1,824,000
                                                ------------   ------------   -------------   -------------
     LOSS BEFORE MINORITY INTERESTS              (78,643,000)   (27,731,000)   (187,774,000)    (62,115,000)
Minority interests                                 4,573,000      1,938,000      11,822,000       4,637,000
                                                ------------   ------------   -------------   -------------

     NET LOSS                                   $(74,070,000)  $(25,793,000)  $(175,952,000)  $ (57,478,000)
                                                ============   ============   =============   =============

Net loss per common share                       $      (2.35)  $       (.85)  $       (5.73)  $       (1.90)
                                                ============   ============   =============   =============
Weighted average number of common shares
  used in computation of net
  loss per share                                  31,561,000     30,191,000      30,717,000      30,186,000
                                                ============   ============   =============   =============

See notes to condensed consolidated financial statements.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 Common Stock
                                $.01 Par Value        Additional    Cumulative
                              --------------------     Paid-In     Translation
                                 Shares       Par      Capital      Adjustment    (Deficit)
                              -----------  --------  ------------  -----------  -------------

Balance,
  December 31, 1995            30,202,000  $302,000  $462,223,000  $ 6,273,000  $(129,541,000)
  Exercise of stock
   options                        339,000     4,000     1,041,000
  Exercise of warrants             51,000                 287,000
  Issuance of warrants in
   connection with consent
   solicitations                                        1,641,000
  Shares issued for
   acquisition                  1,415,000    14,000    34,123,000
  Net loss for the
   nine months ended
   September 30, 1996                                                            (175,952,000)
  Currency translation
   adjustment                                                       27,650,000
                              -----------  --------  ------------  -----------  -------------
Balance,
  September 30, 1996           32,007,000  $320,000  $499,315,000  $33,923,000  $(305,493,000)
                              ===========  ========  ============  ===========  =============

See notes to condensed consolidated financial statements.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30,
                                                       ----------------------------------
                                                              1996              1995
                                                       ------------------  --------------
NET CASH (USED IN) OPERATING ACTIVITIES                    $  (13,237,000)  $    (656,000)

INVESTING ACTIVITIES
  Purchase of fixed assets                                  (315,768,000)   (296,934,000)
  Proceeds from sale of fixed assets                               1,000          23,000
  Acquisition of subsidiaries, net of
    cash acquired                                           (300,994,000)              -
  License acquisition costs                                            -      (1,894,000)
  Increase in other assets                                    (1,819,000)     (3,309,000)
                                                          --------------   -------------
NET CASH (USED IN) INVESTING ACTIVITIES                     (618,580,000)   (302,114,000)

FINANCING ACTIVITIES
  Principal payments                                         (93,739,000)     (9,232,000)
  Proceeds from borrowings, net of
    financing costs                                        1,141,085,000     328,753,000
  Cash released from escrow                                    1,594,000               -
  Capital contribution from minority partner                           -      12,673,000
  Proceeds from borrowings from minority
    partner                                                   30,726,000      13,306,000
  Proceeds from exercise of stock options
    and warrants                                               1,332,000         102,000
                                                          --------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,080,998,000     345,602,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       14,618,000       4,451,000
                                                          --------------   -------------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                                463,799,000      47,283,000
Cash and cash equivalents at beginning of
    period                                                   175,283,000     294,602,000
                                                          --------------   -------------
Cash and cash equivalents at end of period                $  639,082,000   $ 341,885,000
                                                          ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid during the period for interest
     exclusive of amounts capitalized                     $   12,009,000   $   1,494,000
   Income taxes paid                                             367,000       1,175,000

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES
   Warrants issued in connection with
     consent solicitations                                $    1,641,000   $           -
   Common stock issued for acquisition                        34,137,000               -
   Liabilities incurred in connection
     with acquisitions                                        80,117,000               -

See notes to condensed consolidated financial statements.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE C--FIXED ASSETS

  Fixed assets consists of:

                                    September 30,     December 31,
                                        1996             1995
                                   --------------    ------------
                                     (Unaudited)
Operating equipment                $  839,052,000    $424,019,000
Other equipment                       103,902,000      39,717,000
Construction-in-progress              321,881,000     218,044,000
                                   --------------    ------------
                                    1,264,835,000     681,780,000
Allowance for depreciation            (88,414,000)    (42,106,000)
                                   --------------    ------------
                                   $1,176,421,000    $639,674,000
                                   ==============    ============

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

NOTE D--INTANGIBLE ASSETS

 Intangible assets consists of:

                                September 30,   December 31,
                                     1996           1995
                                --------------  ------------
                                 (Unaudited)
License acquisition costs,
  net of accumulated
  amortization of
  $31,348,000 (1996) and
  $22,789,000 (1995)             $157,657,000   $137,578,000
Goodwill, net of accumulated
  amortization of
  $3,064,000                      168,079,000              -
                                 ------------   ------------
                                 $325,736,000   $137,578,000
                                 ============   ============

   In September 1996, the Company acquired the remaining 30% minority interest of English Cable Enterprises, Inc. ("ECE") that the Company did not own, in exchange for 1,415,000 shares of its common stock. ECE owns four telephone and
cable television licenses in the northern suburbs of London.   The aggregate
purchase price of $34,137,000 plus costs incurred of $193,000 exceeded the fair value of the net tangible assets acquired by $28,638,000, which is classified as license acquisition costs.

  In May 1996, an indirect wholly-owned subsidiary of the Company (the"Purchaser") acquired NTL Group Limited ("NTL"), an English limited liability company, for payments of approximately (Pounds)204 million at closing,(Pounds)35 million, subject to adjustments, on the first anniversary of closing and (Pounds)17.1 million in October 1996. NTL provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. The Company used (Pounds)200 million from its 1996 bank facilities to finance the acquisition. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of NTL have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of (Pounds)256.1 million ($396.5 million) plus costs incurred of $3.5 million exceeded the fair value of the net tangible assets acquired by $170.2 million, which is classified as goodwill, and is being amortized over a period of 30 years. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition. However, changes to the allocations of the purchase price are expected as valuations or appraisals of assets and liabilities are completed. Although the Company cannot ascertain what the changes will be, such changes could be material.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED



NOTE D--INTANGIBLE ASSETS-CONTINUED

  The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1996 and 1995 assuming consummation of the ECE and NTL acquisitions as of the beginning of the periods are as follows:

                                                              Nine Months Ended
                                                                September 30,
                                                         ----------------------------
                                                              1996           1995
                                                         -------------   ------------
Total revenue                                            $ 204,768,000   $141,827,000
Net loss                                                  (183,285,000)   (55,169,000)
Net loss per share                                               (5.70)         (1.75)



NOTE E--LONG-TERM DEBT

 Long-term debt consists of:


                                                     September 30,     December 31,
                                                          1996            1995
                                                     --------------    ------------
                                                     (Unaudited)

  10-7/8% Senior Deferred Coupon Notes               $  170,747,000    $157,748,000
  12-3/4% Series A Senior Deferred
          Coupon Notes                                  179,354,000     163,528,000
  11-1/2% Series B Senior Deferred
          Coupon Notes                                  647,005,000               -
  7-1/4%  Convertible Subordinated Notes                191,750,000     191,750,000
  7%      Convertible Subordinated Notes                275,000,000               -
  Term Loan Facility                                    219,100,000               -
  Subsidiary bank loan                                            -       1,576,000
  Subsidiary notes payable                               56,653,000      24,940,000
                                                     --------------    ------------
                                                      1,739,609,000     539,542,000
  Less current portion                                   56,653,000      26,516,000
                                                     --------------    ------------
                                                     $1,682,956,000    $513,026,000
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

    The 11-1/2% Senior Deferred Coupon Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries. The indenture governing the 11-1/2% Senior Deferred Coupon Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

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

    In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest on the Convertible Notes is payable semiannually beginning December 15, 1996. The Convertible Notes mature on June 15, 2008. The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. There are approximately 7,261,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $8,464,000 in fees and expenses in connection with the issuance of the Convertible Notes, which is included in deferred financing costs.

    To finance the acquisition of NTL, the Purchaser entered into an agreement dated March 28, 1996 with a syndicate of lenders (the "Lenders") pursuant to which the Lenders made available to the Purchaser senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of: (i) a long term loan facility of (Pounds)140 million (the "Term Loan Facility") and (ii) a revolving credit facility of (Pounds)25 million (the "Revolving Facility"). One of the Lenders also agreed to make available to the Purchaser a secured loan facility of (Pounds)60 million (the "Bridge Facility") to finance the remainder of the payment due at closing and acquisition costs and expenses due at closing. The Term Loan Facility and the Bridge Facility were used to finance the acquisition of NTL including related acquisition expenses (an aggregate of (Pounds)200 million or $310,100,000). The Bridge Facility was repaid in full in August 1996.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


NOTE E--LONG-TERM DEBT-CONTINUED

    The Revolving Facility is available until December 31, 1997 for capital expenditure and working capital purposes of NTL's group. At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Term Loan Facility. All amounts outstanding under the Term Loan Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loan and will increase year to year. Final repayment of the Term Loan Facility is due on December 31, 2002.

    Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of the Purchaser and certain of its subsidiaries. Interest is payable either monthly, quarterly or semiannually, at the option of the Purchaser.

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

NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES

    As of September 30, 1996, the Company was committed to pay approximately $62,400,000 for equipment and services.

    The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission("ITC") for its cable television, telephone and telecommunications business and the Federal Communications Commission ("FCC") for its microwave transmission business. The initial terms of the Company's licenses was 23 years for the DTI licenses, 15 years for the ITC licenses and 10 years for the FCC licenses. The Company's licenses expire in 2008 to 2017 for the DTI licenses, 1999 to 2005 for the ITC licenses and 2001 for the FCC licenses. The DTI requires a fixed annual renewal fee of (Pounds)2,500 ($4,000) per license. The ITC requires an annual license fee ranging from (Pounds)1,300 ($2,000) to (Pounds)7,900 ($12,000) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The FCC requires an annual license fee of $140 per license, which is subject to adjustment annually. The Company's license fees in 1996 were $40,000.

    In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately (Pounds)14,400,000 ($22,500,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen-year license.

    Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (Pounds)104,188 ($163,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES-CONTINUED

    A significant portion of NTL's revenues is attributable to the provision of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. NTL holds four licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2016. The current annual fees for these licenses is an aggregate of (Pounds)37,000 ($58,000) which has been paid in 1996. NTL holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The current annual fees for these licenses is an aggregate of (Pounds)1,478,000 ($2,300,000) of which (Pounds)1,157,000 ($1,800,000) has been paid in 1996 and (Pounds)321,000 ($500,000) is payable through December 1996.

NOTE G--SUBSEQUENT EVENT

    In October 1996, the Company acquired the remaining 40% interest it did not already own in CableTel Newport in exchange for 780 shares of the Company's Series A Preferred Stock. CableTel Newport owns and operates telephone and cable television franchises in South Wales.

    In October 1996, the Board of Directors created and authorized for issuance 2,000 shares of 5% Non-Voting Convertible Preferred Stock, Series A, of which 780 shares were issued in connection with the CableTel Newport acquisition. Each share of Series A Preferred Stock has a stated value of $100,000, subject to certain exceptions. The holders of Series A Preferred Stock are entitled to receive cumulative dividends beginning in October 2001 at the rate of 5% of the stated value, payable semi-annually in arrears, subject to certain exceptions. Dividends may be paid, in the sole discretion of the Board of Directors, in cash, in common stock or in additional shares of Series A Preferred Stock. The Company has the right, exercisable at any time, to redeem all or some of the Series A Preferred Stock at a price equal to the aggregate stated value of the shares to be redeemed, together with all accrued and unpaid dividends, in cash or in shares of common stock (based on the average market price of the common stock, as defined). The holder of Series A Preferred Stock has the right to convert shares of Series A Preferred Stock into common stock equal to the aggregate stated value of Series A Preferred Stock divided by the greater of (a) $40.00 or (b) the average market price of the common stock, as defined. The Series A Preferred Stock has a liquidation preference equal to the stated value per share plus accrued and unpaid dividends.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.

     The following table illustrates the number of homes passed, the number of homes released to marketing and the total number of customers as of September 30, 1996 and December 31, 1995, for the full-service dual network constructed by the Company since 1993 and, as of September 30, 1996, for the network constructed as cable-only and inherited by the Company through prior acquisitions:


        Newly Constructed Dual Network and Inherited Cable-Only Network
---------------------------------------------------------------------------------------------------
                                       NEWLY CONSTRUCTED    NEWLY CONSTRUCTED   INHERITED CABLE-
                                       DUAL NETWORK         DUAL NETWORK        ONLY NETWORK
                                       SEPTEMBER 30, 1996   DECEMBER 31, 1995   SEPTEMBER 30, 1996
---------------------------------------------------------------------------------------------------
Homes passed                                      694,400             463,000              263,200
---------------------------------------------------------------------------------------------------
Homes marketed*                                   390,800             176,200              263,200
---------------------------------------------------------------------------------------------------
Total customers                                   135,300              57,700               48,000
---------------------------------------------------------------------------------------------------
       Dual                                       105,155              44,630                    -
---------------------------------------------------------------------------------------------------
       Cable-only                                  15,600               6,620               48,000
---------------------------------------------------------------------------------------------------
       Telephone-only                              14,545               6,450                    -
---------------------------------------------------------------------------------------------------
Total RGU's**                                     240,455             102,330               48,000
---------------------------------------------------------------------------------------------------
RGU penetration                                      61.5%               58.1%                18.2%
---------------------------------------------------------------------------------------------------
Cable penetration                                    30.9%               29.1%                18.2%
---------------------------------------------------------------------------------------------------
Telephone penetration                                30.6%               29.0%                   -
---------------------------------------------------------------------------------------------------


* At September 30, 1996, homes for which the sales process has begun. At December 31, 1995, homes for which the initial sales process was completed.
** An RGU (revenue generating unit) is one cable television account or one telephone account; thus, a dual customer counts as two RGU's.

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


Three Months Ended September 30, 1996 and 1995
----------------------------------------------

    Network services revenues increased to $40,102,000 from none as a result of the acquisition of NTL.

    Telecommunications revenues increased to $20,140,000 from $5,185,000. NTL telecommunications revenues in the third quarter of 1996 were $4,285,000. The remainder of the increase was the result of customer growth that increased the Company's current revenue stream.

    Cable television revenues increased to $10,769,000 from $3,370,000 as a result of customer growth that increased the Company's current revenue stream.

    Other revenue increased to $6,245,000 from none as a result of the acquisition of NTL.

    Operating expenses increased to $49,702,000 from $7,478,000. NTL operating expenses in the third quarter of 1996 were $29,989,000. The remainder of the increase was the result of increases in telecommunications and cable television programming costs, interconnection costs and costs of operating the network.

    Selling, general and administrative expenses increased to $34,105,000 from $14,678,000. NTL selling, general and administrative expenses in the third quarter of 1996 were $4,759,000. The remainder of the increase was the result of increases in telecommunications and cable television sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

    Franchise acquisition fees of $5,541,000 in 1996 are for the Northern Ireland license and are payable to the ITC beginning in January 1997.

    Corporate expenses increased to $4,135,000 from $2,248,000 due to an increase in personnel and related costs. The 1996 and 1995 amounts include $814,000 of non-cash expense related to non-compete agreements and current period expenses include $391,000 of expenses related to a proposed acquisition.

    Depreciation and amortization expense increased to $28,163,000 from $7,307,000. Depreciation and amortization expense of NTL and amortization of goodwill as a result of the acquisition was $8,274,000 in the third quarter of 1996. The remainder of the increase was primarily due to an increase in depreciation of telecommunications and cable television equipment.

    Interest and other income increased to $11,150,000 from $5,998,000 due to an increase in funds available for short term investment.

    Interest expense increased to $43,962,000 from $11,259,000 due to interest on the bank loan in connection with the NTL acquisition in 1996 plus the issuance of the 11-1/2% Notes and the 7% Convertible Subordinated Notes in 1996. Interest of $2,386,000 was paid in the third quarter of 1996.

    Foreign currency transaction gains of $261,000 in 1996 and losses of $62,000 in 1995 are the result of changes in the exchange rate.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED



Nine Months Ended September 30, 1996 and 1995
---------------------------------------------

    Network services revenues increased to $63,641,000 from none as a result of the acquisition of NTL.

    Telecommunications revenues increased to $45,297,000 from $11,511,000. NTL telecommunications revenues from May 9, 1996, the date of acquisition, through September 30, 1996 were $6,746,000. The remainder of the increase was the result of customer growth that increased the Company's current revenue stream.

    Cable television revenues increased to $28,053,000 from $7,542,000 as a result of customer growth that increased the Company's current revenue stream.

    Other revenue increased to $6,482,000 from none as a result of the acquisition of NTL.

    Operating expenses increased to $91,567,000 from $14,289,000. NTL operating expenses from May 9, 1996, the date of acquisition, through September 30, 1996 were $43,993,000. The remainder of the increase was the result of increases in telecommunications and cable television programming costs, interconnection costs and costs of operating the network.

    Selling, general and administrative expenses increased to $80,673,000 from $35,138,000. NTL selling, general and administrative expenses from May 9, 1996, the date of acquisition, through September 30, 1996 were $7,281,000. The remainder of increase was the result of increases in telecommunications and cable television sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

    Franchise acquisition fees of $7,374,000 in 1996 are for the Northern Ireland license and are payable to the ITC beginning in January 1997.

    Corporate expenses increased to $9,419,000 from $6,545,000 due to an increase in personnel and related costs. The 1996 and 1995 amounts include $2,443,000 of non-cash expense related to non-compete agreements and current period expenses include $391,000 of expenses related to a proposed acquisition.

    Depreciation and amortization expense increased to $60,764,000 from $19,320,000. Depreciation and amortization expense of NTL and amortization of goodwill as a result of the acquisition was $11,977,000 from May 9, 1996, the date of acquisition, through September 30, 1996. The remainder of the increase was primarily due to an increase in depreciation of telecommunications and cable television equipment.

    Interest and other income increased to $28,669,000 from $16,055,000 due to an increase in funds available for short term investment.

    Interest expense increased to $105,368,000 from $24,322,000 due to the interest on the bank loan in connection with the NTL acquisition in 1996 plus the issuance of the 11-1/2% Notes and the 7% Convertible Subordinated Notes in 1996. Interest of $12,009,000 was paid during the nine months ended September 30, 1996.

    Foreign currency transaction gains of $432,000 in 1996 and $567,000 in 1995 are the result of changes in the exchange rate.

    In October 1995, the FASB issued SFAB No. 123, "Accounting for Stock-Based Compensation." Although all entities are encouraged to adopt this method of accounting for all stock-based employee compensation plans (including stock option plans), SFAS No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Opinion No. 25.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


                        LIQUIDITY AND CAPITAL RESOURCES

    The Company will require significant amounts of capital to finance construction of its system network, for connection of telephone, telecommunications and cable television customers to the network, for working capital and for debt service. The Company also requires substantial capital for the deferred payment in connection with the acquisition of NTL, to repay the NTL bank facilities and to fund the capital expenditure requirements of NTL's existing operations and to finance the expansion of those operations.

    The Company expects that the capital required to build its telephone, telecommunications and cable television networks and connect residential and business subscribers will be approximately $950 per home in its franchise areas, of which approximately $600 represents the cost of the network itself and the remainder represents the capital cost of connecting customers to its network. Certain locations may require more or less capital depending upon household density, business density and penetration rates. In addition, certain costs such as the establishment of telephone switches, cable headends and facilities are incurred during the initial phases of network construction, leading to average capital expenditures per home which are higher in the initial years. The construction and development of the systems will depend on, among other things, the Company's ability to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions.

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

    The Company believes that the aggregate cost of network construction from September 30, 1996 through passing 2,090,000 of the total 2,292,000 homes in its franchises in accordance with its regulatory build schedules (including the license payments in respect of the Northern Ireland LDL and the Gwent and Glamorgan LDL) will be approximately (Pounds)915 million ($1.4 billion) which includes the commitments for equipment and services at September 30, 1996 of approximately $62,400,000. The exact amounts and timing of these expenditures could vary significantly with the actual number of subscribers and are subject to a variety of factors which may vary greatly by market and may be beyond the control of the Company. In addition, this amount includes various estimated inflation factors on certain components. The substantial costs will result in a negative cash flow until an adequate customer base is established.

    In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008 and received proceeds of $267,437,000. Interest on the Convertible Notes is payable semiannually beginning December 15, 1996. The Convertible Notes mature on June 15, 2008. The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. The Convertible Subordinated Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


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

    In 1993, the Company issued $212,000,000 aggregate principal amount of its 10-7/8% Senior Deferred Coupon Notes due 2003. The 10-7/8% Notes were issued at a price to investors of 58.873% of the aggregate principal amount at maturity, or $124,811,000. The Company received proceeds of $119,797,000 from the issuance of the 10-7/8% Notes. The original issue discount of the 10-7/8% Notes accretes at a rate of 10-7/8%, compounded semiannually, to an aggregate principal amount of $212,000,000 by October 15, 1998. Interest will there after accrue at 10-7/8% per annum, payable semiannually beginning on April 15, 1999. The 10-7/8% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 15, 1998 at 103.107% the first year, 101.554% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

    Cash and cash equivalents as of September 30, 1996 are expected to be sufficient to meet the capital requirements of the Company's franchises into the third quarter of 1997 in accordance with the build schedules contained in the existing licenses. The Company intends to resume discussions with commercial banks regarding the arrangement of certain proposed credit facilities (the "Proposed Credit Facilities") to further fund construction costs and working capital requirements. Based on the information currently available to the Company it is currently anticipated that cash on hand, cash flow from operations (which is expected by early 1997) and expected sources of funds (including, but not limited to, the Proposed Credit Facilities or other financings, if obtained) will be sufficient to fund the estimated costs required to complete planned construction in its existing franchise past 2,090,000 homes in accordance with the construction milestones set forth in its licenses. To the extent that either the Company is unable to obtain the Proposed Credit Facilities or such other financing or does not meet its projections, the Company will require additional debt and/or equity financings. There can be no assurance that (i) the Proposed Credit Facilities will be obtained (or be available on acceptable terms), (ii) any other financings will be consummated or available on acceptable terms, (iii) actual construction costs will not exceed the

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


Company's expectations or that additional funding substantially in excess of the amounts estimated above will not be required, (iv) conditions precedent to advances under any such credit facility will be satisfied when funds are required, (v) the Company will not acquire additional franchises or businesses that would require additional capital or (vi) the Company will be able to generate sufficient cash from operations to meet any of its capital requirements when required. The Company does not have any firm additional financing plans to address any of the foregoing situation at this time.

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

    The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon the receipt of sufficient funds from its subsidiaries to meet its own obligations. Accordingly, the Company's ability to make scheduled interest and principal payments (or any other payments that may become payable) when due to holders of indebtedness of the Company and the Company's ability to pay cash dividends to its stockholders is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted in the manner described in the next paragraph.

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

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


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

    In addition, the Company will encounter currency exchange rate risks which could be material relative to funding United Kingdom operations and to revenues. To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. Furthermore, the Company's revenue are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness is, and will be, payable in dollars. At September 30, 1996, the Company had invested approximately $515,000,000 in pounds sterling money market instruments and cash accounts to reduce this risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurances that the provisions governing the indebtedness of the Company and its subsidiaries would permit such transactions, and, if such provisions do permit such transactions, that they will successfully prevent shifts in the currency exchange rates from having a material adverse effect on the Company.

THE NTL ACQUISITION
-------------------

    In May 1996, an indirect wholly-owned subsidiary of the Company (the "Purchaser") acquired NTL, an English limited liability company, for payments of approximately (Pounds)204 million (the "Initial Payment") at closing, (Pounds)17.1 million in October 1996 and (Pounds)35 million (subject to adjustments, the "Further Payment") on the first anniversary of closing. NTL provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. To finance a substantial portion of the purchase price for NTL, a syndicate of lenders made available senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of (i) the Term Loan Facility of (Pounds)140 million and (ii) the Revolving Facility of (Pounds)25 million. The Term Loan Facility was fully drawn to finance a portion of the Initial Payment or refinance monies used to pay a portion of the Initial Payment including related acquisition expenses.

    The Revolving Facility is available until December 31, 1997 for capital expenditure and working capital purposes of NTL's group. Up to (Pounds)2 million of the Revolving Facility is available by way of standby letters of credit to guarantee overdraft and other working capital facilities made available by any clearing banks to the Purchaser. At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Term Loan Facility.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


    All amounts outstanding under the Term Loan Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loans and will increase year to year. Final repayment of the Term Loan Facility is due on December 31, 2002.

    Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 75% per annum to 1.75% per annum, based on certain financial ratios of the Purchaser and certain of its subsidiaries. As of September 30, 1996, the effective rate was 7.6875%. Interest is payable either monthly, quarterly or semiannually, at the option of the Purchaser.

    The A Facilities are secured by guarantees from NTL and certain of its subsidiaries and by first ranking fixed and floating charges over the present and future assets (subject to certain exceptions) of the Purchaser, NTL and certain of its subsidiaries.

    One of the lenders also made available to the Purchaser a secured loan facility of (Pounds)60 million ("the Bridge Facility") to finance most of the remainder of the Initial Payment and acquisition costs and expenses due at closing. The Bridge Facility was repaid in full in August 1996.

    The NTL Facilities contain various covenants and conditions including, among other things, a covenant prohibiting dividends and distributions by the Purchaser to the Company unless certain cash flow targets are met and, if such targets are met, requiring 50% of all Excess Cash Flow to be applied to repay amounts outstanding under the A Facilities.

    The Company anticipates that substantial amounts of capital will be required in the future in order to, among other things, expand NTL's existing telecommunications network in England to other regions in the United Kingdom. The Company estimates that, based on the information currently available to it, through December 31, 1997, NTL may require approximately (Pounds)50 to 75 million in capital beyond that which NTL is capable of generating from its current operations for interest expense under the NTL Facilities, capital expenditures (including substantial amounts of discretionary expenditure to develop and expand NTL's business) and working capital. Up to (Pounds)25 million is expected to be available under the Revolving Facility for capital expenditure and working capital purposes of NTL, subject to satisfaction of a number of significant conditions, including the receipt of subordinated debt or equity from the Company. The Company believes that the remainder of such capital needs will be funded by cash on hand of the Company. To the extent that such cash on hand is insufficient to meet NTL's actual working capital and capital expenditure requirements, either the planned development and expansion of NTL's network could be curtailed or additional funding will be necessary. There is no assurance that such additional funding will be available to the Company on acceptable terms or at all.

    The information in the preceding paragraphs includes projections, in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. Other factors and assumptions not identified above were also involved in the derivation of these projections, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these projections to reflect actual results, changes in assumptions or changes in other factors affecting such projections.

              INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                                   CONTINUED


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------

    Cash used in operating activities was $13,237,000 in 1996 and $656,000 in 1995. The increase is primarily due to changes in non-cash charges and changes in operating assets and liabilities.

    Purchases of fixed assets, net of proceeds from sales, were $315,767,000 in 1996 and $296,911,000 in 1995 as a result of increased cable television, telephone and telecommunications fixed asset purchases in 1996.

    Cash provided by financing activities was $1,080,998,000 in 1996 primarily due to the proceeds from the NTL Facilities of $307,260,000, the 11-1/2% Notes of $600,128,000 and the 7% Convertible Subordinated Notes of $275,000,000, net of financing costs incurred of $41,303,000. Pricipal payments in 1996 consist of the repayment of the (Pounds)60,000,000 ($92,178,000) NTL Bridge Facility and the repayment of the subsidiary bank loan of (Pounds)1,016,000 ($1,561,000). In 1996, one of the Company's joint ventures borrowed (Pounds)30,000,000 from the Company and (Pounds)20,000,000 from the minority interest holder in the joint venture. The proceeds from borrowings from minority partner of $30,726,000 are the result of the cash received from the minority interest holder for the loan.

           INTERNATIONAL CABLETEL INCORPORATED AND SUBSIDIARIES
                              CONTINUED



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

    27.   Financial Data Schedule

    (b)   Reports on Form 8-K

          During the quarter ended September 30, 1996, the Company filed a report on Form 8-K dated September 3, 1996, reporting under Item 5, Other Events, the acquisition of the remaining 30% minority interest of English Cable Enterprises, Inc. that the Company did not own.

          No financial statements were filed with this report.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTERNATIONAL CABLETEL INCORPORATED



Date:  November 12, 1996                   By:/s/  J. Barclay Knapp
                                          -----------------------------
                                            J. Barclay Knapp
                                            President



Date:  November 12, 1996                   By:/s/  Gregg Gorelick
                                          -----------------------------
                                            Gregg Gorelick
                                            Vice President-Controller
                                            (Principal Accounting Officer)