Form 10-Q/A
period 1996-09-30
INTERNATIONAL CABLETEL INC
filed 1997-01-30
CIK 906347

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

                        COMMISSION FILE NUMBER 0-22616

                               ----------------

                      INTERNATIONAL CABLETEL INCORPORATED

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         52-1822078
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

 110 EAST 59TH STREET, NEW YORK, NEW YORK                           10022
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


                                (212) 906-8440
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

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

                                     INDEX

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES.

  The "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition" provided pursuant to Item 2 of the Company's Quarterly Report for the period ended September 30, 1996, dated November 12, 1996 is hereby amended and replaced by the pages that follow in this Form 10-Q/A-1.

                        LIQUIDITY AND CAPITAL RESOURCES

  The Company will require significant amounts of capital to finance construction of its system network, for connection of telephone, telecommunications and cable television customers to the network, for working capital and for debt service. Based on the information currently available to the Company, the Company currently estimates that, from September 30, 1996 through December 31, 2002 (the date by which the Company currently estimates that its network will have passed the total of 2,090,000 homes required by its regulatory build schedules), the aggregate cost of network construction (including the license payments in respect of the Northern Ireland LDL and the Glamorgan and Gwent LDL) will be approximately (Pounds)915 million (approximately $1.432 billion), which includes the commitments for equipment and services at September 30, 1996 of approximately $62,400,000, and that scheduled cash interest payments on and principal repayments of indebtedness of the Company and its subsidiaries (assuming no conversion of convertible debt or refinancing of existing indebtedness) will be approximately $639 million and $217 million, respectively. The Company expects that NTL will require significant amounts of capital beyond that which NTL is capable of generating from its current operations for capital expenditures (including substantial amounts of discretionary expenditure to expand NTL's existing telecommunications network in England to other regions in the United Kingdom and otherwise develop and expand NTL's business) and working capital. In addition, the Company will require significant amounts of capital to finance other capital expenditures and the cost of operations of the Company and its subsidiaries and meet all their other obligations as they fall due.

  The Company intends to fund the requirements referred to in the preceding paragraph from cash on hand ($639 million as of September 30, 1996), further equity and/or debt financings (including, but not limited to, the proposed Offering (as defined below) and the Proposed Credit Facilities (as defined below)) and funds internally generated by the operations of the Company's subsidiaries (including from the revenues receivable by NTL under contracts).

  The Company expects that the capital required to build its telephone, telecommunications and cable television networks and connect residential and business subscribers will be approximately (Pounds)640 to (Pounds)670 per home in its franchise areas. Certain locations may require more or less capital depending upon household density, business density and penetration rates. The construction and development of the systems will depend on, among other things, the Company's ability to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. The exact amounts and timing of these expenditures could vary significantly with the actual number of subscribers and are subject to a variety of factors which may vary greatly by market and may be beyond the control of the Company. Accordingly, there can be no assurance that the amount of the funding actually required will not exceed the estimated amounts described above or that additional funding substantially in excess of the amounts estimated above will not be required. In addition, this amount includes various estimated inflation factors on certain components.

  Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately (Pounds)14.4 million (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen-year license. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of approximately (Pounds)104,188 (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license. Furthermore, if the Company were to make additional investments or acquire additional franchises or licenses, funding would be needed in addition to the anticipated funding requirements described above. The Company anticipates that it will be bidding for one or more digital terrestrial television ("DTT") multiplex licenses. If the Company's bid for one or more DTT multiplex licenses is successful, significant capital expenditures will be required to develop and implement DTT technology and equipment and to supply DTT services by July 1, 1998 or within one year of the grant of the licenses.

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

  In addition to its capital expenditures, the Company incurs direct operating costs for such items as salaries and office rent. As network installation progresses, the Company will incur increased sales and marketing expenses (including sales commissions). Since the Company does not intend initially to produce its own programming, it purchases programming from suppliers whose charges may exceed 65% of cable television revenues in the early years. The Company also incurs charges from other telecommunications systems in order to interconnect with the worldwide telephone network.

  In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008 and received proceeds of $267,437,000. Interest on the 7% Convertible Subordinated Notes is payable semiannually beginning December 15, 1996. The 7% Convertible Subordinated Notes mature on June 15, 2008. The 7% Convertible Subordinated Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. The 7% Convertible Subordinated Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date.

  In 1996, the Company issued $1,050,000,000 aggregate principal amount at maturity of its 11 1/2% Series B Senior Deferred Coupon Notes due 2006. The 11 1/2% Notes were issued at a price to investors of 57.155% of the aggregate principal amount at maturity, or $600,127,500. The Company received net proceeds of approximately $582,000,000 from the issuance of the 11 1/2% Notes. The original issue discount of the 11 1/2% Notes accretes at a rate of 11 1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11 1/2% per annum, payable semiannually beginning on August 1, 2001. The 11 1/2 Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 1, 2001 at 105.75% the first year, 102.875% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

  In 1995, the Company issued $277,803,500 aggregate principal amount at maturity of its 12 3/4% Senior Deferred Coupon Notes due 2005. The 12 3/4% Notes were issued at a price to investors of 53.995% of the aggregate principal amount at maturity, or $150,000,000. The Company received proceeds of $145,125,000 from the issuance of the 12 3/4% Notes. The original issue discount of the 12 3/4% Notes accretes at a rate of 12 3/4%, compounded semiannually, to an aggregate principal amount of $277,803,500 by April 15, 2000. Interest will thereafter accrue at 12 3/4% per annum, payable semiannually beginning on October 15, 2000. The 12 3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2000 at 103.64% the first year, 101.82% the second year and 100% thereafter, plus accrued and unpaid interest on the date of redemption.

  In 1995, the Company issued $191,750,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Notes due 2005 and received proceeds of $186,065,000. Interest on the 7 1/4% Convertible Subordinated Notes is payable semiannually. The 7 1/4% Convertible Subordinated Notes are convertible into shares of common stock prior to maturity at a conversion price of $27.56 per share, subject to adjustment in certain events. The 7 1/4% Convertible Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after April 15, 1998, the redemption price of 105.08% that declines annually to 100.73% in 2004, in each case together with accrued and unpaid interest to the redemption date.

  In 1993, the Company issued $212,000,000 aggregate principal amount at maturity of its 10 7/8% Senior Deferred Coupon Notes due 2003. The 10 7/8% Notes were issued at a price to investors of 58.873% of the aggregate principal amount at maturity, or $124,811,000. The Company received proceeds of $119,797,000 from the issuance of the 10 7/8% Notes. The original issue discount of the 10 7/8% Notes accretes at a rate of 10 7/8%, compounded semiannually, to an aggregate principal amount of $212,000,000 by October 15, 1998. Interest will thereafter accrue at 10 7/8% per annum, payable semiannually beginning on April 15, 1999. The 10 7/8% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 15, 1998 at 103.107% the first year, 101.554% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

  On January 27, 1997, the Company announced that it proposes to make a concurrent offering (the "Offering") of Senior Notes Due 2007 and Senior Redeemable Exchangeable Preferred Stock with a maturity in 2009. The Company intends to raise approximately $400 million of gross proceeds from the Offering for the construction, working capital requirements and other corporate purposes of the Company. The securities offered in the Offering will not have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and may not be offered or sold in the United States absent registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

  The Company currently expects that cash on hand and cash equivalents as of September 30, 1996 of approximately $639 million and the anticipated net proceeds of the Offering should be sufficient to meet those obligations of the Company and its subsidiaries falling due in 1997 (including the costs of network construction, development and expansion of NTL's business, debt service, joint venture obligations and the payment of up to (Pounds)35 million deferred consideration in respect of NTL due in May 1997). To the extent that such cash on hand is insufficient to meet NTL's actual working capital and capital expenditure requirements, either the planned development and expansion of NTL's network could be curtailed or additional funding will be necessary.

  In January 1997, the Company resumed discussions with commercial banks regarding the arrangement of certain proposed credit facilities in varying amounts up to an aggregate amount of (Pounds)500 million (approximately $782 million) (the "Proposed Credit Facilities") to further fund the anticipated construction and working capital needs of the Company's subsidiaries.

  The Company estimates that, even if the Offering is consummated and whether or not the Proposed Credit Facilities are obtained and fully drawn, significant amounts of additional funding will be required to meet obligations of the Company and its subsidiaries falling due after 1997. The Company currently intends to obtain such additional funding from further debt and/or equity financings and funds internally generated by the operations of the Company's subsidiaries. The Company does not have any firm plans for any such further financings at this time. The substantial costs of network construction and debt service will result in a negative cash flow until an adequate customer base is established.

  There can be no assurance that (i) the Proposed Credit Facilities will be obtained (or be available on acceptable terms), (ii) the Offering or any other financings will be consummated or available on acceptable terms, (iii) actual construction costs will not exceed the amount estimated above or that additional funding substantially in excess of the amounts estimated above will not be required, (iv) conditions precedent to advances under the NTL Revolving Facility (see below under "The NTL Acquisition"), the Proposed Credit Facilities or any other credit facility will be satisfied when funds are required, (v) the Company will not acquire additional franchises or businesses that would require additional capital, (vi) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations as they fall due when required, (vii) the Company will be able to access such cash flow or (viii) the Company's subsidiaries will not incur losses from their exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations. The Company does not have any firm additional financing plans to address any of the foregoing situation at this time.

  The inability of the Company to consummate the Offering, obtain the Proposed Credit Facilities or secure additional financings could result in the Company and/or its subsidiaries defaulting on their respective obligations, all the indebtedness of the Company and its subsidiaries becoming immediately due and repayable and failure to comply with the minimum build milestones set forth in its licenses leading to the revocation of those licenses.

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

  Each of the Company's subsidiaries which is a Delaware corporation may pay dividends, under the Delaware General Corporation Law (the "DGCL") only out of its surplus or, in the circumstances prescribed by the DGCL, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Each of the Company's subsidiaries which is a United Kingdom company is, under applicable United Kingdom law, prohibited from paying dividends unless such payments are made out of profits available for distribution (which consist of accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made). The Company's United Kingdom subsidiaries (excluding NTL and its subsidiaries) do not currently have such profits and are not expected to have any such profits for the foreseeable future. In addition, the United Kingdom may impose a withholding tax on payments of interest and advance corporation tax on distributions (of interest, dividends or otherwise) by the Company's United Kingdom subsidiaries to the Company. In light of the Company's strategy of continued growth, in part through acquisitions, the Company and its subsidiaries may incur substantial indebtedness in the future.

  The terms of existing and future indebtedness of the Company's subsidiaries (including the Proposed Credit Facilities) may limit the payment of dividends, loans or other distributions to the Company. In particular, the loan facilities (the "NTL Facilities") arranged to finance approximately (Pounds)200 million of the purchase price of NTL prohibit NTL Investment Holdings Limited ("NTLIH"), the wholly-owned subsidiary of the Company which purchased NTL and its subsidiaries, from paying dividends to the Company unless certain cash flow targets are met and, if such targets are met, require that 50% of all Excess Cash Flow of NTLIH and its subsidiaries (including the NTL group) must be applied to prepay amounts outstanding under the long term facility of (Pounds)140 million (the "Long Term Facility") comprised in the NTL Facilities. See "The NTL Acquisition" below.

  As a result of the restrictions referred to in the preceding paragraphs, there can be no assurance that the Company will be able to gain access to the cash flow of its subsidiaries in a timely manner or in amounts sufficient to pay interest on and to repay the principal of the Company's indebtedness when due or to meet the other obligations of the Company and its subsidiaries as they fall due.

  Even if the Company is able to gain access to the cash flow of its subsidiaries, its ability to meet cash debt service and repayment obligations of the Company and its subsidiaries will depend on the future operating performance and financial results of those subsidiaries, which will be subject, in part, to factors beyond the control of such subsidiaries, such as prevailing economic conditions and financial, business and other factors. In any event, management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay the entire principal amount of the indebtedness of the Company and its subsidiaries as it falls due at maturity. Accordingly, the Company will be required to consider a number of measures, including (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications of the terms of such indebtedness or (iii) seeking additional debt financing, each of which would be subject to obtaining necessary lender consents, (iv) additional equity financing, or (v) a combination of the foregoing. The particular measures the Company may undertake and the ability of the Company to accomplish those measures will depend on the financial condition of the Company and its subsidiaries at the time, as well as a number of factors beyond the control of the Company and subsidiaries, including prevailing economic and market conditions and financial, business and other factors. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished in sufficient time to make timely payments of cash interest and principal on the

Company's indebtedness. In addition, there can be no assurance that any such measures can be accomplished on terms which are favorable to the Company and its subsidiaries.

  In addition, the Company will encounter currency exchange rate risks which could be material relative to funding United Kingdom operations and to revenues. To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. Furthermore, revenues of the Company's subsidiaries are generated primarily in British pounds sterling while interest and principal obligations with respect to most of the Company's existing indebtedness are payable in dollars. At September 30, 1996, the Company had invested approximately $515,000,000 in pounds sterling money market instruments and cash accounts to reduce this risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurances that the provisions governing the indebtedness of the Company and its subsidiaries would permit such transactions, and, if such provisions do permit such transactions, that they will be successful in preventing shifts in the currency exchange rates from having a material adverse effect on the Company.

  The information in the preceding paragraphs includes projections, in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. The failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligations to update these projections to reflect actual results, changes in assumptions or changes in other factors affecting such projections.

 The NTL Acquisition

  In May 1996, NTLIH acquired all the issued shares of NTL for payments of approximately (Pounds)204 million (the "Initial Payment") at closing, (Pounds)17.1 million in October 1996 and (Pounds)35 million (subject to reduction, the "Further Payment") in May 1997. NTL provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. To finance a substantial portion of the purchase price for NTL, a syndicate of lenders made available senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of (i) the Term Loan Facility of (Pounds)140 million and (ii) the Revolving Facility of (Pounds)25 million. The Term Loan Facility was fully drawn to finance a portion of the Initial Payment or refinance monies used to pay a portion of the Initial Payment including related acquisition expenses.

  Up to (Pounds)25 million is expected to be available under the Revolving Facility for capital expenditure and working capital purposes of NTLIH's group, subject to satisfaction of a number of significant conditions, including the receipt of subordinated debt or equity from the Company. Up to (Pounds)2 million of the Revolving Facility is available by way of standby letters of credit to guarantee overdraft and other working capital facilities made available by any clearing banks to NTLIH. At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Term Loan Facility.

  All amounts outstanding under the Term Loan Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loans and will increase year to year. Final repayment of the Term Loan Facility is due on December 31, 2002.

  Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of the Purchaser and certain of its subsidiaries. As of September 30, 1996, the effective rate was 7.6875%. Interest is payable either monthly, quarterly or semiannually, at the option of NTLIH.

  The A Facilities are secured by guarantees from NTL and certain of its subsidiaries and by first ranking fixed and floating charges over the present and future assets (subject to certain exceptions) of NTLIH, NTL and certain of its subsidiaries.

  One of the lenders also made available to NTLIH a secured loan facility of (Pounds)60 million ("the Bridge Facility") to finance most of the remainder of the Initial Payment and acquisition costs and expenses due at closing. The Bridge Facility was repaid in full in August 1996.

  The NTL Facilities contain various covenants and conditions including, among other things, a covenant prohibiting dividends and distributions by NTLIH to the Company unless certain cash flow targets are met and, if such targets are met, requiring 50% of all Excess Cash Flow to be applied to repay amounts outstanding under the A Facilities.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  Cash used in operating activities was $13,237,000 during the nine months ended September 30, 1996 and $656,000 during the nine months ended September 30, 1995. The increase is primarily due to changes in non-cash charges and changes in operating assets and liabilities.

  Purchases of fixed assets, net of proceeds from sales, were $315,767,000 during the nine months ended September 30, 1996 and $296,911,000 during the nine months ended September 30, 1995 as a result of increased cable television, telephone and telecommunications fixed asset purchases in 1996.

  Cash provided by financing activities was $1,080,998,000 during the nine months ended September 30, 1996 primarily due to the proceeds from the NTL Facilities of $307,260,000, the 11 1/2% Notes of $600,128,000 and the 7%
Convertible Subordinated Notes of $275,000,000, net of financing costs incurred of $41,303,000. Principal payments during the nine months ended September 30, 1996 consist of the repayment of the (Pounds)60,000,000 ($92,178,000) NTL Bridge Facility and the repayment of the subsidiary bank loan of (Pounds)1,016,000 ($1,561,000). During the nine months ended September 30, 1996, one of the Company's joint ventures borrowed (Pounds)30,000,000 from the Company and (Pounds)20,000,000 from the minority interest holder in the joint venture. The proceeds from borrowings from minority partner of $30,726,000 are the result of the cash received from the minority interest holder for the loan.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERNATIONAL CABLETEL INCORPORATED

Date: January 30, 1997                            /s/ J. Barclay Knapp
                                          By: _________________________________
                                                      J. BARCLAY KNAPP
                                                          PRESIDENT

Date: January 30, 1997
                                                   /s/ Gregg Gorelick
                                          By: _________________________________
                                                       GREGG GORELICK
                                                 VICE PRESIDENT-CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)