Form 10-K
period 1996-12-31
NTL INC /DE/
filed 1997-03-28
CIK 906347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                 F O R M 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934

            For the Transition Period From __________ to _________

                          Commission File No. 0-22616

                               NTL INCORPORATED
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 (ON MARCH 26, 1997, THE NAME OF THE REGISTRANT WAS CHANGED FROM INTERNATIONAL
                  CABLETEL INCORPORATED TO NTL INCORPORATED)

          Delaware                                        52-1822078
-----------------------------------        -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    110 East 59th Street, New York, New York                      10022
----------------------------------------------------           -----------
  (Address of principal executive offices)                     (Zip Code)

                                (212) 906-8440
                        -----------------------------------
              (Registrant's telephone number, including area code)

                                   _________

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                     --------------------------------------

                              (Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X       No ___
                                          ---

Indicate by check mark whether disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of the registrant's voting stock held by non-affiliates at March 24 , 1997, valued in all cases in accordance with the NASDAQ/NMS closing sale price for the registrant's Common Stock was approximately $616,818,000.

Number of shares of Common Stock outstanding as at March 24, 1997: 32,095,167.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

            Document                                     Part of 10-K in which
            --------                                     ---------------------
                                                             Incorporated
                                                             ------------


Definitive proxy statement for the 1997 Annual Meeting of
the Stockholders of NTL Incorporated:                          Part III

                                  * * * * * *



 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
                                     1995:

EXCEPT FOR THE HISTORICAL INFORMATION PRESENTED, THE MATTERS DISCUSSED IN THIS REPORT MAY INCLUDE FORWARD-LOOKING STATEMENTS. THEY REPRESENT THE COMPANY'S REASONABLE JUDGMENT ON THE FUTURE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE: A CHANGE IN ECONOMIC CONDITIONS IN THE VARIOUS GEOGRAPHIC AREAS SERVED BY THE COMPANY'S OPERATIONS WHICH WOULD ADVERSELY AFFECT THE LEVEL OF DEMAND FOR ITS PRODUCT; GREATER-THAN-ANTICIPATED COMPETITIVE ACTIVITY; AND THE IMPACT OF NEW BUSINESS OPPORTUNITIES. THESE AND OTHER FACTORS RELATED TO THE BUSINESS ARE DESCRIBED HEREIN.

                             TABLE OF CONTENTS

                                                           Page
                                                           ----
PART I
------

Item 1    Business........................................    3

Item 2    Properties......................................   54

Item 3    Legal Proceedings...............................   55

Item 4    Submission of Matters to a Vote of
          Stockholders....................................   56

PART II
-------

Item 5    Market for the Registrant's Common
          Stock and Related Stockholder Matters...........   57

Item 6    Selected Financial Data.........................   58

Item 7    Management's Discussion and Analysis
          of Results of Operation and Financial
          Condition.......................................   60

Item 8    Financial Statements and Supplementary
          Data............................................   72

Item 9    Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure......................................   73

PART III
--------

Items 10, 11, 12, and 13...................................   73

PART IV
-------

Item 14   Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.........................   74

Exhibit Index.............................................   75

Signatures................................................   85

Index to Financial Statements.............................  F-1

                                    PART I
                                    ------

ITEM 1.  BUSINESS.
------------------

INTRODUCTION

     NTL Incorporated, formerly International CableTel Incorporated (the "Company"), was incorporated in April 1993 under the laws of the State of Delaware. The Company entered the telephony/cable television and telecommunications market in the United Kingdom in 1993 and is now the third largest operator of telephony/cable television systems in the United Kingdom in terms of the number of homes in the franchise areas operated by the Company. In the past twelve months, the Company has expanded its local telecoms and television services business to include a national telecoms network, national television and radio broadcast transmission services and Internet service provision as well as other related communications businesses.

     In its franchise areas, the Company is constructing an integrated, high capacity, high speed, full-service network which allows the Company to offer customers residential telephone, cable television ("CATV") and business telecommunications services. The Company's local networks provide a two-way communications pathway which is also capable of delivering new services which may emerge from the convergence of telecommunications, information services and entertainment.

    In May 1996, the Company purchased NTL Group Limited which provides broadcast and broadband transmission and communications services on a nationwide basis in the United Kingdom. NTL Group Limited's core business has been the transmission of television programming for the Independent Television ("ITV") (Channel 3) companies and Channel 4 and the Welsh Fourth Channel ("S4C"). NTL Group Limited has also been awarded the contract for the transmission of the Channel 5 signal for Channel 5 Broadcasting Limited. Under contracts with those companies, NTL Group Limited is responsible for operating, monitoring and maintaining a broadcast transmission service. NTL Group Limited has enhanced its national infrastructure of over 1,200 owned and shared transmission sites throughout the United Kingdom to diversify beyond its core business and has expanded its national network to enter into the telecommunications and radio sectors. The Company, through NTL Group Limited, now operates a national broadband microwave communications network which it uses to provide carrier and trunk services to telecommunications companies, provides independent radio signal transmission, leases and manages cell sites for wireless telephony operators, commissions and maintains emergency service radio systems, operates satellite earth stations that uplink video signals to satellites and designs and builds studio and broadcast facilities. Management believes that the combination of the Company's local high capacity full-service networks and NTL Group Limited national diversified network creates a variety of strategic benefits for the Company.

     In August 1996 the Company entered into a share exchange agreement with Booth American Company, a Michigan corporation, Columbia Management, Inc., an Indiana corporation and Robert T. Goad, an Indiana resident (collectively, the "ECE Selling Stockholders") and B/G Co., an Indiana partnership. The agreement provides for, among other things, the purchase by the Company of the 30% minority interest in English Cable Enterprises, Inc., a Delaware corporation ("ECE"), held by B/G Co. Pursuant to the agreement, the Company issued 1,415,000 shares of Company Common Stock to the ECE Selling Stockholders in exchange for such interest in ECE. ECE owns and operates, through subsidiaries, four telecommunications and CATV franchises to the north of London (Central and East Hertfordshire and South and North Bedfordshire) which comprise approximately 348,600 homes.

     In October 1996, the Company entered into an agreement with South Wales Electricity plc, a public limited company registered in England and Wales ("SWALEC"), and Swalec Telco Investments Limited, a private limited liability company registered in England and Wales which is a wholly-owned subsidiary of SWALEC ("Telco"). Pursuant to the agreement the Company purchased from Telco the 40% minority interest (comprising shares and loan notes) in CableTel Newport that the Company did not already own in exchange for 780 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock has an aggregate Stated Value of $100,000 per share and is convertible into and redeemable for shares of Company Common Stock pursuant to the terms of the Certificate of Designation dated October 7, 1996. CableTel Newport owns and operates, through subsidiaries, telecommunications and CATV franchises in South Wales which together comprise 540,000 homes.

     In October 1996, the Company announced a new organizational structure integrating its local telephone, cable television and Internet businesses, with NTL Group Limited's national telecommunications and television transmission businesses. Five business divisions were created: Local Telecoms and Television Services, National Telecoms Services, Broadcast Services, Internet and Information Services and National Media Services.

     In March 1997, the Company changed its name to NTL Incorporated to reflect the integration of the services provided by the Company and NTL Group Limited to create a national telecommunications company in the United Kingdom and to capitalize on NTL Group Limited's legacy in the United Kingdom as a provider of reliable communications services in a variety of disciplines.

     Prior to October 1993, the Company was a wholly-owned subsidiary of OCOM Corporation ("OCOM"). On October 4, 1993, the stockholders of OCOM approved and adopted the Amended and Restated Agreement of Reorganization and Plan of Merger, dated as of May 28, 1993, as amended, among OCOM, the Company and CableTel Merger, Inc. (a wholly-owned subsidiary of the Company), pursuant to which on October 13, 1993, CableTel Merger, Inc. was merged with and into OCOM (the "Merger"). In the Merger, each outstanding share of common stock of OCOM was converted into one share of common stock of the Company. As a result of the Merger, OCOM became a wholly-owned subsidiary of the Company, which succeeded to the long distance telephone and microwave transmission business of OCOM. OCOM continues to provide long distance telephone and microwave transmission services primarily in Ohio.

     The Company's principal executive offices are located at 110 East 59th Street, New York, New York 10022, and its telephone number is (212) 906-8440.

BUSINESS DIVISIONS

Local Telecoms and Television Services

     The Local Telecoms and Television Services division consists of the Company's core business of offering residential telephony, residential CATV and business telephony services in the Company's franchise areas in the United Kingdom.

     The Company has 16 separate franchises clustered into five Regional Areas. The Regional Areas span a wide geography across the United Kingdom and give the Company an operating presence not only in England, but in Scotland, Wales and Northern Ireland. In 1996, the Company acquired the remaining minority interests in its Suburban London and South Wales Regional Areas and now has 100% ownership interests in the licenses in all of its franchise areas.

     Summary information for the franchises in each of the Regional Areas at December 31, 1996 is set forth below:

                                                                                         Total
                                                                     Ownership          Homes in
Regional Area                                    Franchises          Percentage        Franchise(1)
-------------                                    ----------          ----------        ------------
Central Scotland..............            N.W. Glasgow/Clydebank          100.0%            128,000
                                          Greater Glasgow                 100.0             254,000
                                          Bearsden/Milngavie              100.0              14,000
                                          Paisley/Renfrew                 100.0              73,000
                                          Inverclyde/Eastwood             100.0              30,000
                                                                                       ------------
                                                                                            499,000
                                                                                       ------------
South Wales...................            Cardiff/Penarth                 100.0%            103,000
                                          Newport                         100.0              85,000
                                          Swansea/Neath                   100.0             122,000
                                          Glamorgan/Gwent(2)              100.0             230,000
                                                                                       ------------
                                                                                            540,000
                                                                                       ------------
Suburban London................           Surrey/Hampshire                100.0%            136,000
                                          Central Hertfordshire           100.0             102,000
                                          East Hertfordshire              100.0              56,600
                                          North Bedfordshire              100.0              95,000
                                          South Bedfordshire              100.0              95,000
                                                                                       ------------
                                                                                            484,600
                                                                                       ------------
West Yorkshire................            Huddersfield/Dewsbury           100.0%            138,400
                                          ----------------------                       ------------
Northern Ireland(3)...........                                            100.0%            428,000
                                                                                        -----------
Total all Franchises..........                                                            2,090,000
                                                                                       ============

___________________
(1) Total Homes in Franchise represents the Company's regulatory milestones which were derived from the 1981 census (being the census statistics at the date each license was granted).

(2) The final regulatory milestone for the Gwent and Glamorgan local delivery operator license ("LDL") is 230,000 homes of the total of 330,000 homes in the LDL.

(3) The final regulatory milestone for the Northern Ireland LDL is 428,000 homes of the total of 530,000 homes in the LDL.

     Operating Results

     Based on operating results and experience gained by management in the United States telecommunications market, the Company has developed marketing strategies that it believes will maximize customer subscription rates, customer retention and operating profitability. The Company continues to outperform the cable industry's overall customer penetration averages for the U.K. telephony and CATV business. As of December 31, 1996, the Company's integrated full-service network had been constructed past 779,100 homes and had approximately 302,000 revenue generating units ("RGUs"). (An RGU is a telephone account or a CATV account (a dual customer generates two RGUs) and RGU penetration is the number of RGUs per 100 homes marketed.) This resulted in 64.6% RGU penetration, 32.0% telephone penetration and 32.6% cable television penetration of homes marketed. By comparison, based on the latest available published statistics of the Independent Television Commission ("ITC") dated January 1, 1997, U.K. cable customer penetration averaged approximately 25.77% for telephone and approximately 22.4% for cable television. In the fourth quarter of 1996, the Company added over 60,000 RGUs and increased the overall RGU penetration of homes marketed by more than 3% from 61.5% to 64.6%.

     In 1996, the number of the Company's total new dual network customers and RGUs both increased nearly 200% to 168,200 and 302,000, respectively. During this period, the Company believes it has also maintained high levels of customer satisfaction as indicated by the Company's low rate of churn (subscriber termination). During the fourth quarter of 1996, the Company's annualized churn rate on its new dual network was approximately 10.0%, a rate which is significantly lower than the published churn rates of other UK operators. The Company's churn rates may, however, increase in the future.

     During 1996, the Company also increased the number of homes to which it marketed its services. At the end of 1995, the Company had marketed to 176,200, or approximately 38%, of the homes passed by its dual service network. At the end of 1996, the Company had marketed to 467,300, or approximately 60%, of the homes passed by its dual service network.

     The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers and RGUs for the Company's newly constructed dual network:

                                         Newly Constructed Dual Network

                                                                                                          December 31,
                                                                                                          ------------
                                  December 31,      September 30,       June 30,      March 31,
                                         1996               1996           1996           1996         1995         1994
                                      -------            -------         ------         ------      -------     --------
Homes Passed(1)........               779,100            694,400        611,300        516,000      463,000      144,000
Homes Marketed.........               467,300            390,800        311,500        249,500      176,200        7,200
Total Customers........               168,200            135,300        107,100         81,860       57,700        2,280
Dual...................               133,800            105,155         80,100         62,440       44,630        1,680
CATV-Only..............                18,450             15,600         13,700          9,750        6,620          370
Telephone-Only.........                15,950             14,545         13,300          9,670        6,450          230
Total RGUs(2)..........               302,000            240,455        187,200        144,300      102,330        3,960
RGU Penetration(3).....                 64.6%              61.5%          60.1%          57.8%        58.1%        55.0%
CATV Penetration.......                 32.6%              30.9%          30.1%          28.9%        29.1%        28.5%
Telephone Penetration..                 32.0%              30.6%          30.0%          28.9%        29.0%        26.5%

________________

(1) "Homes passed" is the expression in common usage in the cable industry as the measurement of the size of a cabled area, meaning the total number of residential premises which have the potential to be connected to the Company's network. This number does not include CATV-only homes which are only included in the Company's homes passed for the purposes of its regulatory milestones.
(2) An RGU (revenue generating unit) is one telephone account or one CATV account; a dual customer generates two RGUs.
(3)  RGU Penetration is the number of RGUs per 100 homes marketed.

     Network Construction

     As of December 31, 1996, the Company had constructed its dual network past approximately 779,100 homes and had invested approximately $1.35 billion in the construction of the network and associated property, plant and equipment.

      The Company's licenses require it to roll out its network past a specified number of premises (or homes) each year. The total requirement for all the Company's licenses is to pass a minimum of 2,090,000 homes, which is less than the actual total of homes available to the Company should it wish to construct its network past them. Under the terms of its current licenses, from September 30, 1996 until the end of 2003, the Company is required to construct cable television systems passing an aggregate of approximately 1,296,000 additional premises (residential and business). As of December 31, 1996, the Company had a total of approximately 898,400 homes passed (or 43% of its total franchise homes) for the purposes of its regulatory milestones. The Company's regulatory milestone for 1996 was approximately 779,500 homes. The number of homes passed which count towards the Company's milestone requirements exceed the homes passed by the Company's full-service dual network stated above because, among other things, the licenses permit CATV-only homes inherited by the Company through prior acquisitions, which are not considered by the Company to be full-service network passings, to be included in the calculation of "homes passed".

     The Company believes it will be able to satisfy its milestones in the future, but there can be no assurance that such milestones will be met or that any application to modify those milestones would be accepted. If the Company is unable to meet the construction milestones required by any of its licenses and is unable to obtain modifications to the milestones, the relevant license or licenses could be revoked, which would have a material adverse effect on the Company.

National Telecoms Services

     The National Telecoms Services segment includes the Company's national telecoms, radio communications and satellite services business units.

     This division builds and operates digital networks for customers, typically covering capacities of 2 Mbit/sec. to 155 Mbit/sec., and provides managed bandwidth for video, audio, voice and data signals to various regions of the United Kingdom. Access to a national telecoms network represents one of the primary potential strategic benefits of the NTL Group Limited acquisition for the Company. The Company intends to connect its local broadband networks in its five Regional Areas to the national telecoms network in order to become a fully integrated national telecoms provider. The Company believes that it can maximize its return on its investment in its integrated full-service network by successfully combining its strategies for developing, operating and marketing "last mile" telephony/cable systems with its national transmission network to provide high-quality voice, data and communications services throughout the United Kingdom.

     The Company expects all seven of its local switches to be connected to the national telecoms network during 1997 and early 1998. The Company will begin carrying a portion of its own long distance traffic and will begin offering switched telecommunications services to other carriers in 1997. The Company has also implemented a microwave-to-fiber network enhancement program as a result of increased customer demand.

     Management believes that the integration of its local networks with the national telecoms network creates strategic advantages for the Company's telephony business. The telecoms network will allow the Company to carry telecommunications traffic between each of its Regional Areas and throughout the United Kingdom and, therefore, achieve significant savings on the interconnection fees it is currently paying other carriers. In addition, using the national telecoms network gives the Company greater pricing flexibility and, therefore, will enable the Company to design and offer new telephony service packages to its customers, which management believes should have a positive effect on the Company's penetration rates. The network infrastructures are separate from those of British Telecommunications plc ("BT") and Mercury (a subsidiary of Cable & Wireless plc), the largest national provider of telecommunications services in the United Kingdom, and a national public and telephone operator, respectively. The Company's network will be capable of delivering national long distance services in the United Kingdom in competition with BT and Mercury.

     NTL Group Limited first entered the trunk communications business in 1993 by building digital networks for Westcountry TV, Yorkshire Tyne Tees Television, Anglia Television and S4C to link their independent studio facilities with NTL Group Limited's transmission facilities. In 1994, NTL Group Limited broadened the scope of this business by expanding into competitive trunk communications when it commissioned a network to link Vodafone's main cellular telephone exchanges. This network employed Synchronous Digital Hierarchy ("SDH") technology and was the first of its kind in the United Kingdom. NTL Group Limited has since expanded its network's geographic scope and capacity, increased its share of Vodafone's traffic and added a number of new customers including Orange, Plc. ("Orange"), the Civil Aviation Authority and Birmingham Cable.

     The Company also offers a range of satellite uplinking services including uplinks for a variety of entertainment channels to a number of satellites including ASTRA 1C, Intelsat, Eutelsat and Orion, and an international gateway service, which is capable of providing long distance and corporate communications. The Company provides connections to a number of satellites for clients requiring video, digital audio and data services. Customers include CBS, United Artists, Turner Broadcasting Systems and Virgin. This division operates three teleports, in Winchester, Croydon and central London, providing uplink services to a number of United Kingdom cable television programming suppliers. In addition, under the terms of its contract with Channel 5 Broadcasting, this division expects to distribute the Channel 5 program signal to the terrestrial transmission network via satellite links. This service is traditionally provided via terrestrial links secured from NTL, BT or another telecommunications services provider.

     The National Telecoms Services division also includes the Company's Radio Communications group ("RadioComms") which offers the provision of infrastructure and support services to customers with "mission critical" communication needs. RadioComms is involved in two main activities - mobile communications maintenance support and facilities leasing. RadioComms includes the business operations of DTELS, the emergency services communications business that NTL Group Limited acquired from the Home Office of the United Kingdom Government in 1994. In addition to network maintenance, the Company provides a range of installation and commissioning services for new network design and build projects. The Company has been engaged by Ericsson Telecommunications Ltd. to assist in the design, planning and procuring of radio sites for the Mercury One-2-One mobile telephone network in the United Kingdom.

Broadcast Services

     The Company's Broadcast Services division includes the original core transmission services of NTL Group Limited providing television and radio broadcasters with broadcast services. This division designs, installs, operates and maintains new transmitter networks and has a spectrum planning service to plan the coverage of television and radio networks. It operates a national infrastructure in the United Kingdom of over 1,200 owned and shared transmission sites which deliver broadcast signals for ITV, Channel 4, S4C, Teletext and many of the United Kingdom's independent local and national radio broadcasters. In addition, in 1996 NTL Group

Limited entered into a ten-year contract to build the transmission system and broadcast the signal for Channel 5, the United Kingdom's fifth terrestrial channel. In addition to transmission services, the Broadcast Services division markets value added services to its existing television customers including additional monitoring services, reserve system services and contribution/ distribution services.

     Currently, four channels are transmitted to United Kingdom homes via terrestrial transmission: BBC 1, BBC 2, Channel 3 and Channel 4/S4C. Channel 5 is expected to be launched as the United Kingdom's fifth terrestrial television channel in March 1997. The Company has contracted to transmit a reliable, high quality signal to homes throughout the United Kingdom for the ITV (Channel 3) companies, Channel 4/S4C and, when launched, Channel 5.

     OFTEL regulates the price which the Company can charge for transmission of ITV and Channel 4/S4C. Channel 5 is not currently subject to this regulation. On December 24, 1996 the Director General of OFTEL issued the formal modification to NTL Group Limited's Telecommunications Act License to deal with the new price control for the television transmission services provided by the Broadcast Services Division to the ITV companies, Channel 4 and S4C. Under the new arrangements, the total revenues receivable by the Company for such services (excluding certain insignificant items) may not exceed (Pounds) 53.15 million in 1997 and, thereafter through 2002, will be reduced annually by the Retail Prices Index (RPI) minus 4. There is no assurance that these price controls will not be reviewed again by OFTEL prior to 2002 or that price controls for the years following December 31, 2002 will not have a material adverse effect on the revenues receivable from the ITV Companies, and Channel 4/S4C. See "REGULATION-Broadcast and National Telecoms Services-Price Cap Review."

     The projected total value of the Company's currently contracted revenues for national telecoms and broadcast services from January 1, 1997 through December 31, 2002, based on 1997 prices is approximately (Pounds) 608 million. In some cases, the actual revenues may increase or decrease in line with changes in the RPI.

     The foregoing projection of the expected approximate revenues receivable pursuant to existing contracts, which includes Channel 3, Channel 4 and S4C transmission contracts, is based on various factors and was derived utilizing several assumptions. Important assumptions and other important factors that could cause actual revenues to differ include, among other things, general economic conditions, the regulatory regime prevailing from time to time, adherence to the construction, service and other obligations of such contracts, absence of labor or weather difficulties, absence of defaults, particularly payment defaults, by the counter-parties to such contracts or the termination or non-renewal of such contracts. The Company assumes no obligation to update this projection to reflect actual revenues received by the Company, changes in assumptions or changes in other factors affecting the information presented. The contracts with the ITV and companies Channel 4/S4C terminate on December 31, 2002. Although historically the ITV companies and Channel 4/S4C have renewed their contracts there can be no assurance that they will do so upon expiration of the current contracts, that they will not seek to obtain more favorable terms and or that they would not seek to obtain from third parties all or a portion of the transmission services currently provided by the Company. See "COMPETITON -Broadcast Services-Television Transmission" and "EMERGING NATIONAL OPPORTUNITES- Broadcast Services". The loss of any one of these contracts could have a material adverse effect on the business of the Company.

     The Broadcast Services division also offers a range of services to local and national radio broadcasting licensees in the United Kingdom including: target service area planning; site location, installation and construction; and equipment selection, procurement, operation, monitoring and maintenance. This division offers total broadcast contract services ("TBCs"), where it designs, builds, owns and maintains the operator's transmission facilities, and facility management contract services ("FMCs"), where it maintains customer-owned equipment and administers the operation of the transmission service. It maintains over 50 TBCs and 40 FMCs. Classic FM is one of two national independent radio networks served by the Company. In 1994, NTL Group Limited was successful in winning eight-year transmission contracts with all of the five new independent regional radio licensees that commenced service in 1994. NTL Group Limited also renewed, for periods of up to ten years, all but one of the 24 expiring contracts of its existing customers.

     The Company also provides services associated with the design and construction of radio and television studio centers and technical facilities. These services include installation, commissioning, equipment procurement, training and consultancy for projects ranging from production and post production studio facilities to full turnkey systems involving transmitter network planning and installation. NTL International (formerly, Nexus) was responsible for designing and constructing the international broadcast facility for NBC at the Barcelona Olympic Games. NTL International also designed and built a 60 channel digital audio play-out center for Music-Choice-Europe, a digital music supplier which is uplinked by the National Telecoms division and distributed throughout Europe by satellite.

Internet and Information Services

     In 1995, the Company launched its Internet access service, Cable Online, as a national service throughout the United Kingdom. This service provides access to the World Wide Web, via the Company's telephone switches, to customers in and outside its Regional Areas. Cable Online provides Internet service on a wholesale basis to other Internet service providers as well as on a retail basis. In 1996, the Company established the Virgin Net joint venture with Virgin Communications Limited ("Virgin"), which began offering service in November 1996 under the name Virgin.net. The joint venture is owned 49% by a subsidiary of the Company and 51% by Virgin and is intended to offer Internet access and interactive services to United Kingdom consumers and small office/home users. In addition, Virgin Net has contracted Cable Online to provide the dial-up national network and back office structure necessary for access to Virgin Net and the Internet.

     During the third quarter and early fourth quarter of 1996, Cable Online launched residential Internet access service under the Cable Online brand name in all of its local franchises and launched business Internet access service nationally under the Enablis brand name. Cable Online has signed agreements to provide wholesale Internet network services to Virgin, Diamond Cable and Telecential. Internet network services cover a range of services which allow the customer to act as an Internet service provider.

     As with the Company's telephony business, access to the national telecoms network is expected to have strategic benefits for Cable Online and the Company's Internet services businesses. Utilizing the Company's national telecoms network is expected to reduce the operating costs, increase flexibility and national reach and improve the overall marketing and product opportunities of Cable Online.

National Media Services

     The most developmental of the Company's new divisions, National Media Services, combines Company-wide efforts in programming, content, digital technology and interactive services. For example, this division oversees the weekly television listing guides inserted in local newspapers in the Company's franchise areas. This division also coordinates the Company's efforts in the areas of digital terrestrial television, local cable channels, digital cable and alternative interactive service opportunities for the United Kingdom.

MARKETING STRATEGIES

     The Company increases its customer base and improves market penetration for its services by implementing separate marketing strategies tailored to its residential and business customers. The Company believes that separately marketing to residential and business customers based on the specific benefits they receive from the Company's services is the most effective means of maximizing the Company's customer base.

Residential Marketing

     The Company markets its local telecoms and television service under the brand name CableTel and promotes its brand image as an integral part of the emerging information super-highway. The Company is constructing its integrated full-service fiber optic networks in order to bring a wide variety of services to the consumer. This branding strategy includes the following concepts in the Company's advertising, literature and other materials:

  ~ introducing alternative telephone service, multichannel television and, recently, Internet access as the first of an expanding array of services which will be carried on the network in the future;

  ~ emphasizing that the Company is bringing "more choice" in television viewing, "better value" in telephone service and "state of the art" communications technology in providing access to the Internet; and

 ~ demonstrating the Company's commitment to quality, value and service in its offerings as evidenced by its Code of Practice approved by OFTEL.

 ~ stressing the benefits of its networks and associated services to consumers in each particular Regional Area;

 ~   building interest, awareness, and credibility for the Company's services;

     In addition to its branding strategy, the Company employs an extensive direct marketing and selling approach to gain customers. The Company begins to build a relationship with customers before construction commences in a given area by closely coordinating its upcoming activities with local government authorities and community groups and eliciting feedback on ways to minimize disruptions and inconvenience. Information packages and construction notices are delivered to each household prior to construction. The Company's consumer affairs advisors personally visit affected neighborhoods and households in order to meet the special needs of the residents. All written and telephonic inquiries from residents are input by name into a lead-tracking database, so that when areas are released to marketing, the Company's sales personnel have complete customer profiles of the residents in their selling area. The sales release process is preceded by the hand delivery of a videotape to every household describing the Company and its services and is followed by a personal appointment with a Company sales advisor.

     All information regarding both current and future sales opportunities is input into the data base, with current sales information updating the Company's provisioning, billing and subscriber management system. Unsold household data is maintained for future telemarketing, direct mail, and remarketing by the salesforce.

Bundled Product Offerings

     The Company's product and pricing strategies emphasize choice, value, and quality and are designed to encourage subscription to multiple services and maximize long-term customer retention. With its integrated dual service network, the Company has the opportunity to offer bundled telephony and CATV services. Following the success of a trial in certain of the Company's franchises, in November 1996, for example, the Company announced the introduction of a new promotional pricing and packaging structure called "First Choice" for its telephony and CATV service. In this new structure, the Company is offering a First Choice package which includes residential telephone service, all the terrestrial channels and three popular CATV channels for a monthly access charge of approximately (Pounds) 8, which is less than the price of monthly telephone line rental from BT and is the same as the Company's charge for telephone line rental alone. In addition to First Choice, the customer is encouraged to choose from several genre-based tiers of mini packages called Choice Collections which each include a number of additional cable channels. The customer can also select from several premium channels, each of which can be purchased for an additional charge. The Company believes that this type of bundled and flexible service package is responsive to the desires and tastes of its customers.

     Management believes that the bundling and tiering of its services should increase penetration in its franchises and decrease customer churn. One supplier of cable programming has commenced a proceeding against the Company as a result of the Company's new First Choice package that is described in "Item 3 - Legal Proceedings."

     In addition, the Company encourages subscription to multiple services by offering a "two for one" discount on installation charges.

     The Company also emphasizes the "value" of its residential telephone service in three ways. First, the Company's line rental charges are, at present, less than BT's, so the customer saves money immediately. Second, the Company's usage pricing is designed to provide a savings versus BT's calling rates. Third, at night and on weekends, the Company's customers can call each other in the same local area for a low flat rate per call.

     In addition to these savings incentives, using the national telecoms network should give the Company greater pricing flexibility and therefore would enable the Company to design and offer new telephony service packages to its customers. The Company believes that its existing telecoms network can be expanded in the United Kingdom at a relatively low unit cost to provide the Company with substantial savings on its customers' long distance telephone interconnect costs. By integrating its national telecoms network with its local networks, the Company will be able to bypass the wholesale long distance fees charged by BT and other carriers for carrying calls to and from the Company's local telephone networks. This increased flexibility may lead to the introduction of more volume-oriented and/or geographically based calling plans designed to give the customer even greater choice and value. Management believes that increased ability to design attractive marketing plans and to better package services versus its competitors should have a positive effect on the Company's penetration rates.

     Customer Retention. The Company employs a variety of strategies to maximize customer retention. First, the Company demonstrates its commitment to quality through extensive and stringent customer service and support. In addition, the Company usually charges an installation fee, adopts a one-year service agreement and encourages direct debit payment as the "standard." The installation fee and one-year contract provide qualifying mechanisms to insure that the customer understands and recognizes the value of the services, while the encouragement of direct debit payment may avoid non-payment cancellation.

     Internet Access and Other Interactive Services. As part of the Company's multiple services product strategy, Cable Online offers Internet access at speeds of up to 28.8 Kbits/sec. Particular emphasis is being placed on jargon-free customer service and support. The Cable Online service is currently being offered for an initial fee of (pounds) 20.00 and a monthly charge of (pounds)
9.95. Cable Online is testing the provision of Internet access at substantially higher speed through either ethernet access (10 Mbits/sec.), cable modems (4 Mbits/sec.) or ISDN access (128 Kbits/sec.). Ethernet access and cable modems for networks like the Company's are still in the early stages of testing, and there is no assurance that they will be commercially practicable.

Business Marketing

     The Company is extending the CableTel brand image it is developing for the residential marketplace into the business community. The emphasis is on CableTel as a new provider of state-of-the-art communications services, with broadband capabilities that enable new potential applications for businesses, institutions and government.

     The Company researched the business telecommunications market within its franchises and adopted a segmentation strategy which targets specific and appropriate resources on small, medium, large, and major customers. Emphasis is placed on businesses, institutions and organizations that share natural geographic boundaries with the Company's operations. The Company believes that the success of this segmentation strategy has already been demonstrated by, among other things, securing business with local authorities in the Regional Areas, such as the five-year contract that CableTel South Wales Limited (a Company subsidiary) signed in July 1995 with a consortium of seven higher education establishments in South Wales. The communications network that has been installed by CableTel South Wales Limited is believed to be among the first in the United Kingdom to use high speed fiber optic technology to link colleges over a wide geographical area-two of the colleges being more than 50 miles apart. Other examples of target organizations include professionals, financial institutions, local government, schools, hospitals, universities, emergency services and community organizations.

     The Company's sales strategy for the business market will employ a consultative direct marketing and sales technique. It begins with detailed market surveys designed to quantify the current and future needs of each business in the franchise by name. The Company's sales advisors call on potential customers armed with pertinent information regarding the customer and with all products in the Company's portfolio at their disposal.

     Regional customer service centers have been set up to ensure that the needs of business customers post-sale can be met effectively. Service quality is demonstrated by the Company's commitment to service guarantees and standards which meet or exceed the best competitive practices, and is ensured through the reliability of the Company's new, state-of-the-art network.

     The Company based its initial entry into the market on its core business telephony products. It has since introduced the first managed data service, FibreLink2, Central Exchange ("CENTREX") services and its ISDN Basic Rate Access ("BRA") service.

     The Company's short-term focus is to broaden its portfolio of products by developing services with high customer demand which will improve overall returns to the business. In conjunction with this activity, the Company is developing customized products for large customers which the Company believes may lead to further product developments in the future.

     The Company is also the pursuing market opportunities for Closed Circuit Television/Surveillance Systems ("CCTV"). This is currently a growth area in the United Kingdom for local and public authorities, private developments and multi-occupancy situations.

     Business Telephony Services. The Company offers a choice of telephony services to its business customers: Business Exchange Lines ("BELs"), typically single or multiple lines delivered via twisted copper pair, or Enhanced Telephony Services. The latter is delivered via a high quality digital connection to a customer's PBX based on a minimum connection of 15 lines. Enhanced features and facilities such as Caller Line Identification, are available on both services. Additional features, such as Direct Dialing Inward ("DDI"), are available only on the Enhanced Telephony Service. Two usage rates are currently available, offering customers a choice based on their calling patterns. Both usage and rental charges are competitively priced, and automatic volume discounts give further savings to customers.

     Future developments may include the implementation of services such as Caller Return, which are intended to address specific needs of identified customer groupings and stimulate additional call revenues. Additionally, the Company intends to offer number portability, which is expected to aid the acquisition of business customers.

     CENTREX services give customers the equivalent of their own telephone system (PBX or key system) without the expense of having to purchase, operate and maintain one. The Company believes that the CENTREX market in the United Kingdom is currently underserved, especially among small and medium businesses, where the concept is new to most customers. The pricing of CENTREX services is based on value provided to the customer rather than pricing lower than competitors. The Company has implemented its CENTREX Service in all of its Regional Areas. The services include CENTREX Select, a single site service, and CENTREX Network, a multi-site service giving transparency of voice communications between multiple locations.

     Managed Data Services. Pricing for narrowband and broadband private line services is higher in the United Kingdom than in the United States. High bandwidth (broadband) services, although available, can be subject to long lead times for installation in many areas of the United Kingdom, are expensive and are subject to variances in service quality. The Company's offerings in this area emphasize the immediate availability of large, flexible bandwidth circuits to meet the growing needs of the market, while meeting the demands of existing and emerging standards. The Company's first managed data service, FibreLink2, was introduced in January 1996. This service is aimed at large businesses which need data or voice communications between different locations and provides a bandwidth of 2 Mbits/sec. Higher bandwidth services (34-155 Mbits/sec.) are available on request, as are lower bandwidth (64 Kbits/sec.) services. Broadband services will be offered to address emerging multi-media and data-intensive applications, with rates designed to reflect the value provided to the customer.

     Other Data Services. The market for ISDN BRA services has not developed in the United Kingdom as fast as in other European Union member states, primarily because of prohibitive pricing policies employed by the major telephone companies to protect private line revenues. The Company recognizes the importance of this potentially high-growth market, both within its own franchise areas and the synergies presented with NTL Group Limited and Cable Online.

     The Company has introduced its ISDN BRA services to small and medium-sized businesses, the growing work-from-home market and larger businesses. The service enables, among other things, effective Local Area Network ("LAN") to LAN connections, fast data transfer to fixed or multiple locations, higher speed Internet access, and videoconferencing.

EMERGING NATIONAL OPPORTUNITIES

     The Company believes that it is well placed to take advantage of emerging opportunities in communications throughout the United Kingdom.

National Telecom Services

     The planned expansion of the Company's national digital network should allow the Company to offer state-of-the-art network alternatives for large carriers of data, including cable/telephony companies, as well as managed network facilities ensuring high levels of availability and service. To date, the Company has established contractual arrangements with Vodafone and Orange by extending its network and expanding capacity with the installation of fiber. The Company anticipates that it will be well-positioned to participate in the competition for the provision of bandwidth as United Kingdom telecommunications usage continues to expand as carriers take advantage of new voice and data opportunities.

     The Company plans to integrate its national telecoms network with its local networks by expanding its telecoms network to Scotland, Northern Ireland and Wales. This will serve both the anticipated needs of its existing customer base as well as its desire to enter a third phase of operation, as a nation-wide wholesale telecommunications carrier. The Company believes the integrated network will offer other potential customers a viable alternative to BT, Mercury and Energis Communications Limited ("Energis") (a subsidiary of the National Grid Company plc) in the provision of long distance services throughout the United Kingdom.

     In addition, the Company has been awarded a license to operate radio fixed access services at 10 GHz. Under the proposed terms of its 10 GHz license, the Company would be required to provide service coverage to 68% of the population of the United Kingdom by 2003. The Company believes that, if developed, this type of service would facilitate the development of its local access strategy for its transmission business.

     The Company also currently plans to continue to expand its presence in the market for satellite services, and to use its international facilities licenses, which will give it the ability to carry international voice and data using its existing teleports. See "REGULATION-International Facilities License."

     The major growth in the radio communications market over the next five years is expected to arise from the outsourcing of maintenance services by public and private network operators. The Company intends to obtain maintenance service customers by targeting those with a national or wide area infrastructure.

     The facilities leasing market is expected to continue to grow with the expanding market for the provision of mobile and fixed wireless telephony services. The Company currently intends to continue to maximize the use of NTL Group Limited's sites through effective marketing, provision of end-to-end services and its continued responsiveness to customer needs.

     The Company also plans to participate in the competitive tender for the provision of the new Public Safety Radio Communications Project ("PSRCP") which plans to provide a new state of the art network for essential services through the United Kingdom. It is likely that PSRCP will be financed under the United Kingdom Government Private Finance Initiative.

Broadcast Services

     NTL Group Limited has been involved in broadcast television since the 1950's when it designed and built the television transmission system for the United Kingdom's first independent commercial television network. Since its beginnings, NTL Group Limited has stayed at the forefront of technology. Its record of innovations include:

  ~  pioneering UHF color television transmission in 1969;

  ~  Europe's first mobile satellite uplink in 1978;

  ~ transmission of the United Kingdom's second national independent television signal, Channel 4, in 1982; and

  ~  direct broadcasting via satellite in 1990.

     In addition, in 1996, NTL Group Limited was awarded contracts by Channel 5 Broadcasting to provide transmission and satellite distribution services. Broadcast services for Channel 5 are expected to be launched on March 30, 1997. In accordance with the transmission contract for Channel 5, the Broadcast Services division constructed 33 transmission sites in 1996 and a further nine will be constructed in 1997. NTL Group Limited has also agreed to distribute Channel 5's programming signal from Channel 5's London television studio to the various transmitters. This is intended to be facilitated through a satellite distribution network, uplinked from one of the Company's earth stations.

     The Company believes that it has positioned itself to be one of the leading suppliers of Digital Audio Broadcasting ("DAB") services. In November 1995, NTL demonstrated the United Kingdom's first commercial radio DAB multiplex. Currently, the Company is engaged in an extended DAB marketing trial in London with the support of key radio customers. The

Broadcasting Act 1996 created a licensing regime for digital terrestrial sound broadcasting and raises the prospect of full-time commercial DAB service, which will offer CD-quality radio for the first time.

     Two developments are likely to alter the structure and scope of the United Kingdom's terrestrial transmission market during the next few years: the introduction of Digital Terrestrial Television ("DTT") broadcasting and the privatization of the British Broadcasting Corporations's (the "BBC") transmission business.

     The Company believes that, as it is currently the only provider of terrestrial broadcast television services to the ITV companies, it is likely to be well placed to take advantage of DTT. Although the development and implementation of DTT is subject to significant uncertainties, the Company anticipates that DTT will be a major over-the-air broadcast service. The Company's tower facilities, national maintenance force and management team favorably position it as a provider of DTT broadcast services. In addition, NTL Group Limited has an agreement with DigiMedia Vision Limited, a subsidiary of News International, to develop the new digital decoder which would be required if NTL Group Limited commenced DTT transmission. Furthermore, expected synergy with NTL Group Limited's analog transmission business also makes the Company a likely low cost provider of DTT transmission services.

     In February 1997, the United Kingdom Government sold the BBC's transmission business to a consortium led by Castle Tower Corporation called Castle Tower Transmission ("Castle Tower"). The Company may face significant competition from Castle Tower for future transmission business.

BUSINESS STRATEGIES

     The Company's overall goal is to maximize operating profits by increasing service offerings and by seeking opportunities to grow its customer base throughout its Regional Areas and the United Kingdom as a whole. The Company through its Local Telecom and Television Services division is currently employing several strategies to achieve this:

     Installing Flexible Integrated Full-service Networks. This strategy allows the Company to pursue four revenue streams-residential cable television, residential telephony, business telecommunications services and Internet access services-without significant incremental cost in fixed investment. The integrated full-service networks provide a high speed, high-capacity, two-way communications pathway to the consumer that, potentially, is capable of delivering new services which may emerge from the convergence of telecommunications, information and entertainment. One such service is Cable Online which was launched in November 1995.

     Focusing on Distinct Geographic Regional Areas. This strategy allows the Company to offer services which appeal to natural geographic, political, and social factors in each Regional Area. The Company believes that tailoring its services to the Regional Areas will increase the penetration of those services. Examples of tailored services include the development of local television programming and advertising, the development of regional telephone calling plans, and the construction of private telecommunications networks specifically tailored to "captive" local organizations such as governmental and educational institutions.

     Maximizing Revenue Contribution on a Total Franchise Basis. The Company gains significant operating and financial leverage from incremental revenue contribution since much of the Company's network investment and general expenses are fixed. The Company's strategy is to maximize total franchise revenue contribution rather than revenue contribution derived from each customer. Examples of this strategy are the development of multiple television pricing plans that appeal to differing and distinct market segments and price points, bundled product offerings that encourage subscriptions to multiple services and more "a la carte" and transaction-oriented services which increase network utilization.

     Gaining Cost Efficiencies. The Company gains cost efficiencies by centralizing certain services provided to the Regional Areas in the Company's head office in Farnborough. Examples include network planning, marketing, information systems, legal affairs and overnight network monitoring and customer service. Alternatively, those cost centers which are critical to penetration, customer service, and retention are located as close to the customer as possible. Examples include construction management, sales, customer service, and network maintenance, which are all located in each of the Regional Areas.

     Participating in Strategic Alliances. The Company has existing strategic alliances and expects to develop new alliances to further the attainment of its goals. An example is the Virgin Net joint venture. The Company wholesales its Cable Online Internet access services to other cable operators such as Diamond Cable, Telecental and other organizations. These cable operators will house Internet "Points of Presence" in their own franchise areas and market, sell and bill their own customers within their franchise areas. Cable Online is currently negotiating further ventures with a number of cable operators and other organizations. The Company also expects to enter into interconnection alliances with telephony/cable operators in contiguous franchise areas. Interconnection alliances are expected effectively to extend the benefits the Company achieves through its regional strategy by providing: (i) cost savings for telephone calls that can be routed between interconnect partners instead of through BT; (ii) additional revenues from telephone calls and private circuits terminating on the Company's networks and originating in the interconnect partners' networks; (iii) increasing advertising sales reach; and (iv) potential cost sharing in any joint development of regional programming.

 The Regional Areas

     The Company, through and its Local Telecoms and Television Services division , operates 16 separate franchises as five Regional Areas. Each Regional Area is managed and operated by a local management team led by a local managing director. The headends, telephone switches and technical and customer services facilities in the Regional Areas are connected by a wide-area fiber optic network to the Company's Network Operations national Network Management Center.

     Central Scotland. The Central Scotland Regional Area covers nearly 500,000 homes and includes Glasgow, the fourth largest metropolitan area in the United Kingdom and the largest City in Scotland. It is generally considered the commercial and industrial center of Scotland and has a higher density of households per kilometer of cable communications network than the United Kingdom as a whole. The Company offers locally orientated and originated programming and advertising.

     South Wales. South Wales is the commercial and industrial center of Wales and one of the United Kingdom's major contiguous urban areas. Cardiff, the capital of Wales, Swansea (in West Glamorgan) and Newport (in Gwent) are the region's major cities. The Company's licenses in South Wales cover approximately 540,000 homes and a substantial portion of the Welsh business community. Between 1980 and 1990, employment in the Welsh information technology and electronics industries grew substantially compared to the rest of the United Kingdom, as there has been a concerted effort to attract high technology and service oriented businesses to replace heavy industries such as steel, mining and shipping which were, historically, the mainstay of South Wales' economy.

     Suburban London. The Suburban London Regional Area comprises the Surrey and East Hampshire license area to the southwest of London and the Central and East Hertfordshire and North and South Bedfordshire license areas to the north of London totalling approximately 485,000 homes. The Company believes that the licenses in these commuting residential communities offer an attractive blend of household density and demographic characteristics and above average levels of disposable income. Located between Heathrow and Gatwick international airports, the borough of Guildford and surroundings in Surrey have become the headquarters for many multinational high technology companies (including the cable/telephone operators TeleWest and Comcast, as well as British Airways, General Motors and the General Electric Company). To the north of London, Luton is a commercial and industrial center hosting such manufacturers as British Aerospace and Vauxhall (General Motor's United Kingdom division) and is the home of the fourth largest international airport in the South of England.

     West Yorkshire. Covering over 138,000 homes, Kirklees is one of the five districts that constitute the West Yorkshire region in north central England and is comprised of the towns of Huddersfield, Batley, Clackheaton and Dewsbury. A manufacturing area known for textiles and engineering products, Kirklees has recently begun to develop an active service sector which has helped to create a stronger economy. Kirklees is geographically located between three major cities in the United Kingdom, Leeds, Sheffield and Manchester. Each of these cities already has an established cable network.

     Northern Ireland. The Northern Ireland franchise, covering approximately 530,000 homes, was the largest remaining cable television, telephone and telecommunications franchise to be awarded by the ITC. The franchise covers the entire socio-economic area of Northern Ireland, with approximately 40% of the population located in the Greater Belfast area in the east and another major population area centered on Londonderry in the west. Although the economy of Northern Ireland has traditionally been oriented more towards primary industries such as agriculture, forestry and fishing than the United Kingdom as a whole, service industries now employ over 70% of the population. The Company believes that the overall economic growth profile of the region is strong and that the prospect of inward investment will lead to a more dynamic business sector and, therefore, increased demand for telecommunications services in the future. The Company believes that because the birth rate in the area is higher than the United Kingdom as a whole, the population is younger and household sizes are larger than the United Kingdom average. The Company's experience and market research has shown that the presence of children in a household significantly increases the propensity to subscribe to CATV.

The Local Networks

     The Company believes that its advanced network design is sufficiently flexible to permit it to deliver a wide variety of existing entertainment, telecommunications and information services and will enable it to offer anticipated new services in the future without incurring significant additional construction costs to adapt its existing underground network. However, the cost of implementation of emerging and future technologies could be significant and the Company's ability to fund such implementation will depend on its ability to obtain additional financing. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     Network Design and Functionality

     The Company is installing its cable/telephone and telecommunications network using established state-of-the-art technology, deploying fiber optics directly to business concentrations and residential nodes averaging 600 telephone lines or 500 homes respectively, and employing spare duct and transmission capacity in excess of anticipated needs. In this manner, the Company achieves the cost efficiencies and rapid deployment that using standardized equipment entails, while retaining the flexibility to expand and adapt its network over time with little or no additional underground or construction investment.

     The design and construction of a new network varies depending upon factors including the number of route miles to be installed, density of homes and businesses, type of surface, and the architecture of the network backbone. Each system has been designed with at least one headend and at least one telephone switching office. Each system's headend and telephone switching office is directly connected to each node by fiber optic cable. Each node is then connected to a subscriber's premises. Construction of each system has been planned on a neighborhood by neighborhood basis to allow revenue generating operations to commence in a neighborhood as construction of the portion of the system serving such neighborhood is completed.

     Fiber Optics

     The evolution of fiber optic technology over the past decade, including increases in the capacity of laser transmitters and decreases in the price of optical receivers, has enabled the economic deployment of fiber optic cable much closer to the customer than in traditional coaxial cable CATV and twisted copper pair telephone networks, thereby improving the quality and capacity of the CATV and telephone service. The main advantages of deploying fiber in place of both coaxial cable or copper wire are its smaller size, greater capacity, freedom from electrical interference, and significant reduction of the requirement for periodic maintenance. The Company is deploying fiber to nodes serving 500 homes which are no more than several hundred meters from the furthest home.

Network Architecture

     The Company's cable network is being built with an initial capacity of 750 MHz, which is sufficient to carry over 60 analog channels of television. With digital compression of the television signal, many more channels can be transmitted. The system is upgradeable to 1 GHz. Generally, a maximum of one amplifier is required between the headend optical receivers and a home. Traditional cable systems often employ "cascades" of more than 5 amplifiers which degrade signal quality and increase the chances of system failure.

     The telecommunications network uses a SDH redundant-ring based architecture, which improves the Company's ability to flexibly deploy capacity and further enhances system resilience. Telephone signals are carried from the node to the home over traditional copper pair, albeit over a shorter distance than in traditional telephone networks, improving signal quality and allowing higher bandwidth services such as ISDN to be more easily deployed. To connect its residential customers, the Company uses a "dual drop" consisting of coaxial cable capable of transmitting 1 GHz of bandwidth and two copper twisted pairs capable of providing two telephone connections. Large business customers are expected to be connected to the telephone network directly through fiber optic cable.

     Switches and Headends

     The Company's GPT System X telephone switches are centrally located in each of its systems and are currently interconnected with BT and Mercury and, in the near future, are intended to be connected with other PTOs public telephone operators ("PTOs") and/or other cable/telephone operators in order to complete telephone calls placed to subscribers of competing or distant networks and to receive such calls. The Company expects all seven of its local switches to be connected to the national telecoms network during 1997 and early 1998. The Company will begin carrying a portion of its own traffic and offering switched telecommunications services to other carriers in 1997. Under their respective licenses, BT, Mercury and all other PTOs are required to enter into interconnection agreements with cable/telephony system operators. See "REGULATION." The Company currently routes calls made by or to its customers through its interconnections with BT and Mercury. The Company pays an interconnection fee to complete such calls and collects a similar fee for receiving such calls.

     Network Construction Costs

     In building its local telecoms and television network, the Company is generally required by its licenses to use underground construction, which is more expensive and time consuming than aerial construction. Mechanized construction methods often cannot be used to install network infrastructure in the Company's franchise areas due to existing underground utility infrastructure. In addition, the Company is responsible for restoring the surface area after its underground construction is completed. Although the Company has recently been able to negotiate construction contracts at rates which it believes are competitive relative to the cable industry as a whole, construction costs could increase significantly over the next few years as existing contracts expire. The Company is considering how it may reduce the costs of underground construction by utilizing the microwave radio links installed between its mast sites and supplementing those links with fiber-optic cable particularly in Regional Areas, such as South Wales and West Yorkshire, where hill and valley topography involves significant underground construction costs.

     The Company estimates that the capital required to build the local networks and connect residential and business subscribers will be approximately (Pounds) 640 to (Pounds) 670 per home in its franchise areas. Certain locations may require more or less capital depending upon household density, business density, and penetration rates. In addition, certain costs such as the establishment of telephone switches, cable headends, and facilities are incurred during the initial phases of network construction, leading to average capital expenditures per home which are higher in the initial years. The construction and development of the systems will depend on, among other things, the Company's ability to design network routes, install facilities, obtain and maintain any required Governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. The exact amounts and timing of all of these expenditures are subject to a variety of factors which may vary greatly by market and be beyond the control of the Company. Accordingly, there can be no assurance that the actual costs of network construction will not exceed the cost of network construction estimated above.

     Capital expenditures related to the installation of new residential telephone and cable subscribers range from (Pounds) 115 to (Pounds) 175 of capital expenditure per subscriber or line, though actual costs vary from this range based on the specific type of circuit installed, the location of the customer and whether or not the customer subscribes for multiple services. The potential number of subscribers or lines will exceed the number of homes passed because the homes and businesses passed have the potential for multiple cable subscribers or telephone lines. Capital expenditures associated with passing other businesses and connecting business telephone subscribers vary significantly depending on the type and size of business and the amount of capacity required and other factors which vary greatly by market and are beyond the control of the Company. The Company has passed, and expects to continue to pass, a significant number of small businesses in the course of its residential build.

     The Company also incurs capital expenditures for the establishment of its business facilities and fixtures, office and computer equipment, its billing and subscriber management systems, and vehicles. These costs also vary by location and size of franchise, but are substantially less than the capital costs of the network itself.

     National Telecoms Services

     The Company's national telecoms network was designed specifically for the high-volume telecommunications market in the United Kingdom and, as such, it incorporates many customer sites directly onto its main network. Expertise in designing and installing this network was gained through nearly 40 years of managing the division's television transmission network. The network is an SDH digital microwave network controlled from a national network control center. The network is configured in fault tolerant rings which allow one segment to fail and still keep the network in service. The Company uses Nera SDH Radio Link Digital Microwave radio systems on the network. Nera radios are installed on a combination of existing structures and customer sites. The Company believes that its extensive experience in frequency planning and coordination ensures that all systems placed into service will be of the highest reliability.

     Broadcast Services

     The television transmission network consists of over 600 transmission sites, with towers ranging from fifteen feet to nearly twelve hundred feet . The division's transmission tower at Emley Moor in Yorkshire is the United Kingdom's tallest free-standing structure at over 1,000 feet. These towers are complemented by other transmission sites and relay stations situated throughout the United Kingdom.

     In addition to the transmission sites owned by this division, this division also shares sites formerly held by the BBC (now held by Castle Tower), allowing it to complete its nation-wide coverage. In all, the Company maintains over 2,000 transmitters, currently monitored from four regional centers and maintained by 22 strategically positioned service centers.

     The transmitters of the Broadcast Services division range in size from a 2 watt repeater which serves a small village to 500 kilowatt main stations that cover large metropolitan areas. All of the transmitters are analog and can be divided into two categories, solid state circuitry and klystron tube. The klystron tube transmitters have been manufactured by Pye and Marconi, while the solid state units were manufactured by Harris, all reputable manufacturers of transmission equipment. Klystron tube-type television transmitters have a useful life of 20 to 25 years, while the solid state transmitters can last well beyond this time frame. Solid state transmitters require less maintenance than klystron transmitters but are not available in the high power capacity that is needed to cover the major metropolitan areas.

     The ITV UHF transmitters were first brought on line in 1969 as the earlier VHF transmitter system was being phased out. Nearly all of these transmitters have been subsequently replaced with newer models. The Company is completing the final stage of modernization of the ITV network and upgrading certain of the Channel 4 transmitters which are approaching 20 years in service.

     Historically, NTL Group Limited 's capital expenditures have been dominated by the replacement of aging transmitters, bringing new low power solid state re-transmission stations on line, and general maintenance activities. Some additional capital has been expended on upgrading systems to stereo sound, modernizing security with video cameras and installing new remote monitoring equipment which allows the Company to monitor the principal transmitters from one control center.

     In addition, this division has built and currently operates and maintains radio transmission facilities for a number of independent local radio operators. These facilities share components of the Company's national television network infrastructure.

COMPETITION

Local Telecoms and Television Services

     Historical Overview

     Historically, the use of telephony or cable networks to provide a full range of telecommunications services was restricted by the telecommunications policy of the United Kingdom Government. From 1912 through the early 1980's, the United Kingdom General Post Office ("GPO") was the monopoly supplier of telephone services throughout the United Kingdom, with the exception of a few municipalities. In 1981, BT assumed the responsibilities of monopoly telephone supplier from the GPO. The process of privatizing BT commenced in 1984 and was completed in July 1993.

     In 1984, Mercury was granted a license to compete with BT. At that time, the United Kingdom Government established a policy (the "Duopoly Policy") that it would not license operators other than BT and Mercury to provide fixed-link national and international public telecommunications services before November 1990, when it would commence a review of the Duopoly Policy (the "Duopoly Review") and competition in the United Kingdom telecommunications market generally.

     The Duopoly Review was completed in 1991, and, with its enabling regulations, represented a fundamental turning point in the telecommunications industry in the United Kingdom. In effect, cable licensees and others were granted the authority to provide all forms of wired telecommunications services other than international telephony. Since the Duopoly Review, the terms on which cable operators may require BT, Mercury or other PTOs to interconnect with them have been significantly improved.

     Since the Duopoly Review, BT has remained the dominant provider of fixed link telephony services for businesses and residences in the United Kingdom, and Mercury has continued to offer long distance and international services and has attempted to gain market share in the business telecommunications market. During this period, cable/telephony services providers found increasing levels of subscriber interest in their telephone services.

     Historically, regulation had been an impediment to the development of cable television in the United Kingdom. Importantly, non-European Union ("EU") entities were reluctant to invest in cable operations in the United Kingdom since they were barred by regulation from acquiring majority interests in CATV licenses. Regulations also gave longer licenses to cable operations choosing a "switched star" architecture (primarily utilized in the United Kingdom) over the more traditional "tree and bush" architecture utilized in other markets. In addition, the United Kingdom investment community was reluctant to invest in CATV operations as a result of the high capital expenditure required to fund the early stages of cable system construction combined with a high corporation tax rate and the abolition in 1986 of a tax credit for certain capital investments.

     The broadband cable television industry began in the United Kingdom in 1983 when the government began awarding pilot cable television licenses. However, industry expectations that an adequate supply of programming would become available to cable operators in the mid-1980's were overly optimistic. In addition, many of the pilot systems were built with unproven technology and had serious difficulties in providing high quality and reliable signals. The management of these early systems had little cable experience and had minimal resources to tap. The result was a very poor experience by the British investment community. Non-British investors have taken the lead in developing the cable/telephony industry in the United Kingdom over the past five years. These investors had significant experience in developing, constructing and operating cable television, telephone and telecommunications systems.

Cable Television Services

     In each cable license area within the United Kingdom, it is currently the ITC's policy that only one license to provide cable television services be granted.

     The Company's television systems currently compete with the four United Kingdom terrestrial channels, being BBC 1, BBC 2, Channel 3 and Channel 4/S4C. BBC 1 and BBC 2 are "public" channels regulated by government charter, are funded by a license fee levied on all United Kingdom homes with a television and receiver and do not sell advertising. The commercial television services of Channel 3 and Channel 4/S4C operate under licenses granted in accordance with the Broadcasting Act 1990. Except in the case of Channel 4/S4C which is provided by a statutory corporation, the Channel 3 licenses are awarded by the ITC by competitive tender. Channel 3 and Channel 4/S4C are regulated by the ITC. Channel 4 and the breakfast time service on Channel 3 is provided on a national basis. Otherwise, Channel 3 licensees are appointed specifically to serve regions, namely the 15 licensees which provide services to 14 regions in the United Kingdom, the Isle of Man and the Channel Islands, with two of these licensees serving London for different periods of the week. Both Channel 3 and Channel

4/S4C derive their revenues principally from advertising sales and the sale of programming to other broadcasters.

     In addition to these four existing terrestrial channels, in October 1995 the ITC announced the award to Channel 5 Broadcasting Limited of the only national Channel 5 license under the Broadcasting Act 1990, which will open the way for a fifth television channel broadcasting in the UHF band and serving approximately 75% of United Kingdom households. The Channel 5 licensee will be permitted to choose whether to make the service available using cable and satellite distribution.

     Although the current terrestrial channels are perceived by the public as providing high quality programming, due to the limited amount of air time available to them and the commitment required from them to provide a wide diversity of programs, they are unable to dedicate a significant amount of air time to films, sports or other thematic programming. As of January 1996, approximately one-third of all viewing in homes with cable television or satellite services was of cable or satellite channels which the Company believes shows a willingness of many consumers in the United Kingdom to pay for such additional programming.

     The Broadcasting Act 1996 established the structures for the provision of DTT broadcasting which is expected to provide an additional 18 or more new terrestrial channels serving between 60% to 90% of the United Kingdom's population. There will initially be six frequencies (or multiplexes) available for DTT multiplex services. Use of each of these multiplexes (with the exception of the first multiplex which has been allocated by the Government to the BBC) will require a license from the ITC. One of the other multiplexes has been reserved for Channel 3/Channel 4 and an invitation to apply for this license was issued on November 15, 1996. Only an entity controlled by the Channel 3 companies (all holders of national or regional Channel 3 licenses) and Channel 4 taken together were permitted to apply for this license. The ITC issued an invitation to apply (the "Invitation") for the remaining four multiplex licenses (capacity on one of which is reserved for Channel 4/S4C) on October 31, 1996. The deadline for submission of applications in response to the Invitation was January 31, 1997. The Company, through a subsidiary, responded to the Invitation. The only other applicant was a consortium known as British Digital Broadcasting, which is comprised of British Sky Broadcasting Limited ("BSKyB") the largest provider of multichannel programming in the United Kingdom, Carlton Communications and Granada Group. Licensees of these multiplexes will be required to commence providing service by the later of July 1, 1998 or the first anniversary of the grant of the license. The Company expects that a decision will be announced sometime in May 1997.

     The Company's cable television systems also compete with other methods of delivering television signals to the home for a fee, such as direct to home ("DTH") satellite or satellite master antenna systems ("SMATV"), which is generally limited to 1,000 homes served by a single headend on a single (or two adjoining) building(s). The extent of such competition depends upon the number and quality of the signals available by direct antenna reception as compared to the number and quality of signals distributed by the cable television system. Pay-television and pay-per-view ("PPV") services will compete to varying degrees with other communications and entertainment media, including DTH services, home video, movies and live theater. In particular, the availability of recently released theatrical movies on videocassettes may affect the degree to which the Company is able to sell pay television and PPV services to subscribers.

     As an alternative to CATV, DTH satellite receivers, together with appropriate descrambling equipment, are used by individuals and commercial establishments to receive various programming services from DTH systems. There are an aggregate of approximately 3.8 million DTH subscribers compared to approximately 1.9 million broadband cable subscribers throughout the United Kingdom. BSkyB offers DTH television to its subscribers who must purchase or rent a satellite receiver and satellite dish. The dishes receive signals from the SES-Astra satellites, which carry the BSkyB channels and other popular programming services. BSkyB is proposing to launch a digital satellite service in 1997 either by itself or in conjunction with partners. In order to receive digital satellite services customers will be required to purchase a digital "set-top" converter to receive the signals. Customers of cable operators will be able to receive digital satellite programming from their cable operator using their existing equipment (subject to capacity restrictions).

     The Company's ability to make a competitive offering of cable television services is dependent on the Company's ability to contract for and obtain access to programming at a reasonable cost. While various sources of programming are available to cable system operators in the United Kingdom, BSkyB is currently the most important supplier of cable programming and the exclusive supplier of certain programming. BSkyB also competes with the Company by operating a DTH satellite service that provides programming, including programming that is also offered by the Company, to approximately 3.5 million subscribers in the United Kingdom. BSkyB's programming is important in attracting and retaining CATV subscribers and, in the absence of more alternative programming sources, BSkyB may be able to set and raise prices for its programming without significant competitive pricing pressure or regulatory intervention.

     In February 1997, BSkyB brought a new ratecard into effect. The Company estimates that, since the introduction of the revised ratecard in March 1995 through February 16, 1997, the overall aggregate increase in BSkyB's wholesale prices will have been between approximately 23% and 26% (although BSkyB has provided additional basic and bonus premium channels during this period). The Office of Fair Trading ("OFT") reviewed and approved the structure of the ratecard and made only minor amendments in response to the submission made by the Cable Communications Association on behalf of the Cable Industry. See "REGULATION-Others Regulatory Issues". However, notwithstanding the OFT's approval of the ratecard structure, changes to the ratecard may occur as a result of commercial negotiations between BSkyB and the cable operators regarding the pricing levels within the ratecard structure or following further regulatory developments.

     In addition, the OFT found in its review that there was no evidence that the linkage between the DTH retail price and its wholesale price charged to cable operators was anti-competitive and that no action was required on this issue. Additionally, the OFT said that it had reviewed BSkyB's accounts and will continue to do so every six months, to ensure that BSkyB is not cross-subsidizing its retail DTH business from revenues of its wholesale cable supply business to the detriment of competition.

     The OFT also found that BSkyB's requirement that cable operators carry its basic channels to 100% of their subscribers inhibited cable operators in their ability to offer tailored packages and inhibited the growth of the cable industry. BSkyB has accepted an undertaking not to require carriage in excess of 80% in the future, although BSkyB will be permitted to increase the prices of its basic channels by 1.25% for each percentage point by which carriage of the channels falls short of 100%. BSkyB also accepted an undertaking not to bundle bonus programs (such as occurred in respect of the Disney Channel) with premium channels in the future (the ITC is currently investigating a complaint concerning the terms of supply of the Disney Channel).

     No assurance can be given, therefore, that, notwithstanding BSkyB's undertakings to the OFT and the OFT's regulatory role, BSkyB will not exploit its dominant market position in a manner which may have a material adverse affect on the Company's operating results.

     In addition, BSkyB announced in 1995 programming supply agreements with the two largest cable operators in the United Kingdom. Under these agreements, these two cable operators accepted significantly restrictive provisions in return for more favorable rates than those contained in the new BSkyB ratecard. BSkyB has, however, undertaken to suspend operation of certain anti-competitive restrictions contained in these agreements, while the DGFT considers further whether the agreements warrant investigation by the Restrictive Practices Court. The Company anticipates that, as these two cable operators together control approximately 40% of homes under franchise in the United Kingdom, the consequences of these agreements will make substantially less viable the development of new sources of programming through cooperative ventures among cable operators, such as PPV services, sports or movie channels and cable-exclusive programming.

     The Company, like many other cable operators, obtains most of its programming through arrangements with BSkyB and other programming suppliers which are not reflected in signed written agreements. To date, the Company has not had a formal contract with BSkyB, although it has been in discussions with BSkyB for some time. There can be no assurance that the Company will be able to enter into a definitive agreement with BSkyB, that the terms of such definitive agreement will not be less favorable to the Company than the current arrangement, or that BSkyB will continue to supply programming to the Company on reasonable commercial terms or at all. Moreover, the Company has not, to date, entered into written contracts with many of its other program suppliers. The loss of BSkyB or other programming, a deterioration in the perceived quality of BSkyB or other programming, or a material increase in the price that the Company is required to pay for BSkyB or other programming could have a material adverse effect on the Company.

     PTOs may apply in a public competitive bid process for cable licenses in respect of areas of the United Kingdom that have not already been licensed by the ITC. Certain companies associated with BT and Mercury hold licenses to provide telephony/cable television service, which, under current ITC policy, are not in any of the Company's franchises. This position may be changed by further regulations according to changes in policy of relevant United Kingdom Government authorities. Any change in policy could have a material adverse effect on the Company.

     Following the Duopoly Review, the United Kingdom Government stated that its policy was not to allow national PTOs to convey national broadcast entertainment services over existing telephone until March 2001 for delivery to residential subscribers. However, the Government indicated that this restriction may be reviewed by the Director General of Telecommunications with a view to lifting this restriction as early as March 1998. In February 1994, in a letter to the Cable Communications Association, and again in a Command Paper issued in November 1994, the Government reaffirmed its policy on this matter. The United Kingdom Government opposition party, the Labour Party, however, has stated its intention to review these restrictions if it is elected to Government at the next general election (which is to be held in May 1997) by permitting a gradual program of entry of national PTOs into cable franchise areas from 1998 with full and open competition in all franchise areas in 2002. This would effectively give all cable operators at least six years to complete the construction of their networks and coincides with the United Kingdom Parliamentary Select Committee's recommendations.

     On September 29, 1993, the ITC issued a statement pursuant to which it (supported by OFTEL and the Department of Trade and Industry ("DTI" ) took the position that BT and other national PTOs were not prevented from providing video on demand services to residential customers under their existing telecommunications licenses. While BT and other PTOs are prohibited from providing residential CATV service, they are not precluded from providing such services to businesses and educational institutions. Video on demand services involve the transmission of an individual entertainment program to a single household in response to such a request. BT has tested a pilot video on demand service-BT Interactive TV-that offers movies, TV, music, education and home shopping and banking to 2,500 residents in Colchester. BT is also testing video on demand on a smaller scale in its Westminster franchise. The Company believes that in order for BT to offer video on demand services on a national or large regional basis, BT may be required to make substantial investment to upgrade its existing telecommunications switches and to install video distribution facilities and subscriber decoder boxes and that it is unlikely that BT will offer video-on-demand on a national basis for the next several years. In addition, BT still has to establish what services it will offer commercially and the prices for the services. However, since the Company cannot assess the commercial feasibility of BT offering video on demand services, no assurance can be given that video on demand will not provide substantial competition to the Company within its markets in the United Kingdom in the future.

     The full extent to which other developing media will compete with CATV systems may not be known for several years. There can be no assurance, however, that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render CATV systems less profitable or even obsolete. The Company endeavors, however, to monitor closely all relevant technological developments and to position itself to remain competitive.

Residential Telephone Services

     BT is the Company's principal competitor in providing local residential telephone service. Since it is the only end-to-end provider of telecommunications service in the United Kingdom, BT is a formidable competitor to the Company in providing both business and residential telephone service. According to OFTEL, at February 1997, nearly 92% of all United Kingdom residential telephone exchange line customers were customers of BT. The Company's growth in telecommunications services depends, therefore, upon its ability to convince BT's customers to switch to the Company's telecommunications services. The Company believes that price is an important factor influencing the decision of United Kingdom customers to switch to a cable telecommunications service. BT has introduced price reductions in certain categories of calls and due to regulatory price controls BT is expected to make further reductions in its telecommunications prices. Accordingly, although the Company intends to remain competitive, in the future it may be unable to offer residential telecommunications services at rates lower than those offered by BT. In such case, the Company may experience a decline in its average per line residential telecommunications revenues and may not achieve desired penetration rates. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect the financial condition and results of operations of the Company.

     In addition to BT, other telecommunications competitors which may have substantially greater resources than those of the Company could prevent the Company from increasing its share of the residential telecommunications market. AT&T Communications ((U.K.) Ltd. ("AT&T U.K.") was awarded a national PTO license in December 1994 and has announced an intention to enter both the business and residential markets. Cable & Wireless Communications (a consortium comprised of Mercury, Nynex, Videotron and Bell Cable Media) ("C&WC"), could also offer its services in both such markets. In addition, IONICA L3 Limited ("IONICA") began to offer telecommunications services via a fixed radio network in 1996. IONICA announced in November 1995 an arrangement with Scottish Power Telecommunications Limited ("Scottish Telecom"), a subsidiary of Scottish Power PLC, whereby Scottish Telecom will provide IONICA's service in Scotland. Liberty Communications Limited, the United Kingdom's other licensed wireless local loop operator, is expected to launch its residential telephone service during 1997. In addition, on February 8, 1996, the DTI announced the award of two licenses to operate radio fixed access services in the 2 GHz band. These new licenses enable the two licensees BT and RadioTEL Systems, to provide telecommunications services to customers living in defined remote rural areas mainly in Scotland, Wales and Northern Ireland and create potential additional competition for the Company's residential telephony services in certain remote rural areas of the Company's Northern Ireland franchise. The Company also competes with mobile networks such as those provided by Telecom Securicor Cellular Radio Limited

(marketed under the name "Cellnet") (in which BT has a 60% interest) and Vodafone Group Plc, and with personal communications networks such as those provided by a joint venture between Cable & Wireless PLC and US WEST, Inc. (marketed under the name "Mercury One-2-One") and Orange. Mobile technology could grow to become a competitive threat to the Company's networks, particularly if call charges are reduced further on the mobile networks. OFTEL has proposed new rules for BT's network services which would give BT increased freedom to reduce prices for resellers as well as value-added service providers. This could encourage the provision of simple resale services in competition with the Company. There can be no assurance that the Company will be able to compete successfully with BT or such other telecommunications operators.

     The Company believes that it has a competitive advantage in the residential market because of its ability to offer integrated cable telephone, television and telecommunications services and dual product packages designed to encourage customers to subscribe to both services. Giving low income households the ability to better manage their telephony expenditure has given such customers the confidence to use a telephony service. The Company achieves this by offering value added services such as call barring to international services, premium rate or national calls, itemized billing, a low monthly rental and significantly cheaper average calls. The Company's research indicates that the ability to manage telephony expenditure more effectively, combined with low call charges, will also increase confidence among those who already use a telephone, and will encourage them to make more and better use of the Company's telephone services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT, Mercury and other national PTOs will be entitled to convey CATV services from 2001 and, subject to a view by the Director General, possibly from as early as 1998. Moreover, C&WC proposes to offer integrated telephone, CATV, telecommunications and multimedia services.

     It is reported from time to time that BT and BSkyB are discussing the formation of cooperative arrangements. For example, press reports have indicated that the two companies are in advanced discussions regarding the formation of a joint venture to promote digital satellite television and interactive services in the United Kingdom. Given the respective market positions of BT and BSkyB, the Company believes that, if the two companies successfully combine their respective marketing strengths, the resulting combination may provide significant competition to cable operators including the Company. At present, however, it remains to be seen whether cooperative arrangements, such as the proposed joint venture, can be resolved between the parties. The Company cannot currently predict the effect that competition from joint BT/BSkyB ventures would have on its business until further details are available as to how it is proposed that these and other issues are to be resolved.

Business Telecommunications Services

     BT is also the Company's principal competitor in providing business telecommunications services. In addition to BT, the Company competes with Mercury (which is part of C&WC), Energis, Scottish Telecom and Atlantic Telecom in Scotland and with other companies that have recently been granted telecommunications licenses such as MFS Communications Limited. In the future, the Company may compete with additional entrants to the business telecommunications market, such as AT&T U.K. On February 9, 1996, the DTI announced the award of three licenses to NTL Group Limited , Mercury and IONICA and Scottish Telecom to operate radio fixed access services in the 10 GHz band throughout the United Kingdom (each, an "RFA license"). The RFA licenses permit the licensees to provide advanced digital business telecommunications services, such as ISDN, to small and medium sized businesses more quickly and at a lower cost than those services provided by other cable operators which must rely on networks constructed underground. Competition is based on price range and quality of services and the Company expects price competition to intensify if C&WC, Energis and other new market entrants compete aggressively. In addition, OFTEL's proposed changes to BT's pricing arrangements for service providers may increase competition from simple resellers.

     The Company believes that it will be able to compete effectively against BT, Mercury, C&WC and the others by emphasizing local customer service, local account management, higher quality technical service, additional calling features and lower prices. Examples of the Company's planned competitive strategies include:

- exploiting the Company's information, management, operational and control systems to gather detailed knowledge of local market trends and preferences and to provide improved localized customer service;

- developing product portfolios and prices tailored to meet local market needs and developments as they arise;

- utilizing modern network infrastructure, employing modern digital switches and substantial fiber optic plant which provides customers added value services, for example, in the form of a remotely managed network which can identify and isolate switching problems;

- providing business customers with special services and facilities including high capacity, private circuit digital lines (2 megabits and above), Internet access, CENTREX services, Virtual Private Networks and freephone services (0800 service);

- taking full advantage of number portability which is expected to aid the migration of telephone subscribers, particularly business customers, to cable operators and away from BT; and


- fully exploring the commercial feasibility of deploying advanced digital telecommunications services to small and medium sized businesses throughout the United Kingdom by means of radio fixed access pursuant to the Company's RFA License.

     As many of the Company's competitors in the business telecommunications market have resources substantially greater than that of the Company, there can be no assurance that the

Company will be able to continue to compete successfully with such competitors.

National Telecoms Services

     Telecommunications Services

     The Company competes with BT, Mercury and Energis for a portion of the United Kingdom's national telecommunications market. The Company's national telecoms networks can deliver capacity to customers with requirements from 2 Mbit/sec. to 155 Mbit/sec. providing managed bandwidth for data and voice signals. The Company's infrastructure is separate from other network providers which, when coupled with its expertise gained in delivering quality broadcast services nationwide, allows the Company to offer some of the highest levels of link performance in the United Kingdom.

     Satellite Services

     The satellite transmission market involves the provision of services whereby video or audio, voice and/or data signals are "beamed up" from an "earth station" or dish to one or more satellite transponders and returned to a customer's receiving dish. The market for satellite services is competitive and expanding in scope and potential value. The Company estimates that video traffic currently comprises approximately 75% of the total market. Intra-European traffic in video uplinks is estimated by the Company to be approximately (Pounds) 39 million with (Pounds) 10 million originating in the United Kingdom. The Company offers satellite services primarily in the broadcast and video distribution sector with customers including CBS, United Artists and Turner Broadcasting Systems. The Company does not typically build or expand its satellite facilities until its customers are subject to long-term contracts, which typically are five year service agreements. Currently, the Company covers seven major satellites.

     Radio Communications

     The Company estimates that the total United Kingdom market for radio communications maintenance services is currently approximately (Pounds) 75 million annually of which the Company serves approximately 16%. In addition, this division provides services in the facilities leasing sector and installs and commissions radio-based systems for third parties.

Broadcast Services

     Television Transmission

     Television transmission involves the conversion of audio and video signals created in television studios into UHF signals which are transmitted over-the-air to the receiving public. The United Kingdom terrestrial broadcast market is composed of two networks, one operated by Castle Tower Transmission and one operated by the Company. The Company currently transmits Channel 3, Channel 4/S4C and has a contract to transmit the Channel 5 signal when Channel 5 begins broadcasting. Castle Tower transmits BBC 1 and BBC 2. Because the Company and Castle Tower control the tower sites and the transmission equipment for each of the television transmission networks respectively, the introduction of competition to these two transmission networks would depend on limitations such as availability of radio frequency spectrum, appropriate sites, environmental approach, financing and other similar factors. Subject to any relevant application of competition law, the Company does not anticipate that other operators would undertake the application of an analog terrestrial network in the existing terrestrial television market in the United Kingdom. The Company and Castle Tower are interdependent upon one another, as they share sites and facilities throughout the United Kingdom. This interdependence requires elaborate commercial arrangements that provide for site sharing.

     Under the present arrangements, one of the parties (the "Station Owner") is the owner, lessee or licensee of each site and the other party (the "Sharer") is entitled to request a license to use certain facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005 (subject to title and to the continuation in force of the site sharing agreement) and provides that, if requested by the Sharer, it will be extended for further periods. The site sharing agreement and each site license provide for the Station Owner to be paid a commercial license fee and for the Sharer to be responsible, in normal circumstances, for the costs of accommodation and equipment used exclusively by it. These arrangements continue between Castle Tower (as the BBC's successor) and the Company (as NTL Group Limited's successor). Either party may terminate the agreement by 5 years notice in writing to the other expiring on December 31, 2005 or at any date which is a date 10 years or a multiple of 10 years after December 31, 2005. Although the Company does not anticipate that the site sharing agreement or the site licenses will be terminated, there can be no assurance that such a termination will not occur. Termination of the site sharing agreements would have a material adverse effect on the Company's business and would also result in an event of default under the NTLIH bank facilities (see "Management Discussion and Analysis of Results of Operations and Financial Condition ") and the acceleration of the indebtedness outstanding thereunder. Each such event could have a material adverse effect on the Company. In particular, an acceleration of the indebtedness under the NTLIH bank facilities could lead to defaults under the indentures governing certain of the Company's other indebtedness. There can be no assurance that the Company would have sufficient resources to repay such indebtedness should it be accelerated.

     Analog television transmission is effected through a network of transmitters located at 51 main sites and over 1,100 secondary sites throughout the United Kingdom. Of these sites, the Company is the owner, lessee or licensee of 23 main transmitting sites and approximately 600 other sites. Castle Tower is the owner, lessee or licensee of the remainder. On a substantial majority of sites, the Company maintains separate transmitters for ITV and Channel 4/S4C and Castle Tower maintains its own transmitters for BBC 1 and BBC 2. At most sites, the output from the Company and Castle Tower transmitters is combined before being fed to a common aerial system. Where this occurs, the provision of the combining equipment, feeders and aerial system is the responsibility of the owner, lessee or licensee of the site.

Radio Services

     Radio signals are transmitted throughout the United Kingdom by over-the-air analog signals. The radio transmission market is similarly divided between the license fee funded BBC and the national, regional and Independent Local Radio ("ILR") companies. ILR in the United Kingdom is characterized by the wide variety of companies responsible for its provision to local service areas. This has resulted in a more competitive market for radio transmission services than there is for television transmission services, as some local companies have chosen to develop their own local networks.

     The market for the transmission of independent radio is estimated at approximately (Pounds) 12 million per annum of which the Company retains approximately 65%. The Company faces a continuous program of contract renewals with its ILR customers. Ownership of the ILR transmitters provides a clear benefit during negotiations, but the Company believes that it's focus on providing quality service is the key to its retention rate of over 90%. The Company has also bid successfully for the majority of new licenses awarded, including Classic FM, the United Kingdom's only national independent radio service that was tendered.

NTL International

     There are only a few other companies in the United Kingdom providing services similar to NTL International (formerly called Nexus) and most of these are equipment manufacturers/suppliers and system specialists. NTL International's current share of the available market is estimated to be approximately 10%. NTL International operates on a relatively low cost base, employing only nine full time staff and expects capital expenditures increases to be directly linked to contracted revenue.

OCOM

     OCOM sells retail long distance services to cellular customers in Ohio and in other portions of the U.S. The Company provides these services primarily through arrangements with other long distance carriers under tariff or contract. OCOM pays long distance companies a wholesale rate for these calls and bills its customers at a retail rate, thus earning a margin. In the provision of long distance services, OCOM competes with such long distance companies as AT&T, MCI and Sprint, all of which have resources and experience far in excess of that of OCOM.

     In addition, pursuant to a contract between OCOM and New Par, a subsidiary of AirTouch Communications, Inc. ("AirTouch"), the Company through OCOM provides New Par with cell site to switch and switch to switch private line transmission service over the Company's microwave facilities at competitive tariffed rates. The Company also offers tariffed private line transmission services to other customers. The equipment, facilities and services used to accomplish interconnections in and between cellular systems provided pursuant to a contract with New Par are owned and maintained by OCOM but are located on towers owned by New

Par. This contract provides that New Par may (i) give OCOM a termination notice that such contract will terminate one year from the date of such notice or (ii) exercise a right to buy all of OCOM's equipment and facilities at a price equal to the replacement cost of all such equipment and facilities based upon a bona-fide third party price (subject to AirTouch receiving certain regulatory approvals including approval of the Federal Communications Commission (the "FCC") for such purchase). In October 1996, New Par notified OCOM that it was exercising its option to purchase the equipment, which option was granted to New Par at an exercise price of replacement cost based upon a third party bid. In the exercise notice, New Par stated that replacement cost was approximately $770,000. The Company has informed New Par in a recent letter that as a result of OCOM's receipt of three bids to replace the equipment the closing payment due to OCOM as the result of New Par's option exercise is approximately $28 million. New Par has responded to OCOM's letter and has stated that New Par's exercise of this option was conditional upon paying approximately $770,000 and no other price. Nevertheless, New Par indicated that it would like to explore the continuation of OCOM's provision of microwave service to New Par on a newly negotiated contractual basis. There can be no assurances as to the outcome of this matter.

REGULATION

     The following section summarizes certain regulatory matters relating to the businesses of the Company.

Local Telecoms and Television Services

     Licensing

     CATV and cable telephony/telecommunications operators in the United Kingdom are governed by legislation under the Broadcasting Act 1990 (the "1990 Act") (which replaced the Cable and Broadcasting Act 1984 (the "CBA")), the Broadcasting Act 1996 (the "1996 Act") and the Telecommunications Act 1984 (the "Telecommunications Act"). An operator of a cable television and cable telephony franchise in the United Kingdom covering more than 1,000 homes requires the following two licenses for each cable franchise area:

(a) a CATV license, which authorizes the provision of cable television services within a defined geographical area and which may be either:

    (i) a prescribed diffusion service license ("PDSL") (issued pursuant to the CBA prior to January 1, 1991 and continued in effect under the 1990 Act) which allows an operator to provide cable television services by means of a cable network; or

   (ii) a local delivery operator license ("LDL") issued since January 1, 1991 pursuant to the 1990 Act which allows an operator to deliver television and other licensed programming services by means of a licensed telecommunications network, including a cable network or microwave distribution system; and

(b) a telecommunications license, issued under the Telecommunications Act by the Department of Trade and Industry (a "DTI License") authorizes the installation and operation of the telecommunications network used to provide CATV and telecommunications services.

     The CATV licenses and telecommunications licenses contain various conditions which are enforced by the ITC or OFTEL, as appropriate. The ITC or the Secretary of State has the power ultimately to revoke such licenses. It is ITC policy to grant licensees the exclusive right to provide cable television services in the area covered by their licenses ("ITC Licenses"). The Company holds such licenses for each of its 16 franchise areas.

     The Company's United Kingdom businesses are further subject to regulation by the EU. See "-European Union Legislation."

     Duration of Licenses

     PDSLs. PDSLs are issued for an initial period of 15 years, although the licensee is entitled to seek an extension for a further 8-year period. If the licensee elects to extend a PDSL, upon expiration of an extended license, the licensee must apply for a new LDL under the competitive tendering process described above. If the licensee does not elect to extend a PDSL the licensee is entitled to apply for the grant of an LDL for the same area for a further 15 year period, and the ITC will set the amount of notional cash bid and PQR payments payable over the period of the license. The ITC can only refuse to grant the LDL to the existing licensee in such circumstances if (i) they propose to grant a new LDL in respect of a different area, (ii) the licensee is not operating throughout the whole of the franchise area, (iii) the licensee's proposed service under the LDL would not cover the entire franchise area or (iv) its proposed telecommunications system is not acceptable.

     LDLs. LDLs are issued for a period of 15 years and can be renewed on one or more occasions for 15 years. On renewal of the LDL, the ITC will set the amount of notional cash bid and PQR payments payable over the period of the renewed LDL. The ITC can only refuse to renew the LDL if: (i) the ITC proposes to grant a new LDL for a different area; or (ii) in the case of a licensee that fails to achieve the required coverage specified in its technical plan, the ITC is not satisfied that the licensee would be able to achieve the required coverage on renewal of the license.

     The majority of the Company's ITC Licenses will expire in December 2005 and are not currently due for renewal or extension. Applications for renewal of an LDL may be made within five years of the expiration of the LDL and not later than the date the ITC would need to invite applicants for a new LDL for the relevant franchise to replace the LDL upon its expiration.

     The Company has a number of "transitional" LDLs ("LDTs") for areas in South Wales acquired from Metro Cable TV Limited ("Metro") in 1995. LDTs were issued under the 1990 Act to replace old diffusion service licenses which were not PDSLs and which were outside a cable franchise area. These are issued for an initial period of 5 years, and may be renewed for further 5-year periods. On renewal, the ITC may specify the amount of a notional cash bid and PQR payments over the period of the LDT. All the Company's LDTs have been renewed without any cash bid or PQR payment requirements and will expire in 1999. The Company will be entitled to seek a renewal of its LDTs for further 5-year periods.

     The ITC is empowered to revoke a license where it considers it necessary to do so for the purpose of complying with the restrictions on ownership contained in the 1990 Act as amended by the 1996 Act. Where the licensee is a corporate entity, the ITC may revoke the license if any change in the nature or characteristics of that corporate entity, or any change in the persons having control over or interests in it, are such that, had they occurred before the granting of the license, they would have induced the ITC to refrain from granting the license. A license can also be revoked if the operator fails to comply with any license condition (including, in the case of an LDL, the establishment of the service in accordance with the technical plan submitted by the licensee) or direction from the ITC and the ITC considers revocation to be in the public interest or if the ITC is satisfied that the licensee ceases to be a fit and proper person. With respect to LDLs and other licenses issued under the 1990 Act, the ITC can also impose fines and shorten license periods.

     DTI Licenses. DTI Licenses were originally granted for an initial period of either 15 or 23 years (depending on the technology used by the licensee), commencing on the date service was first provided to customers. In July 1992 following the Duopoly Review (a review of a government policy not to license operators other than BT and Mercury), technology-related discrimination in DTI License length was abandoned. The United Kingdom government invited all holders of 15-year DTI Licenses to apply for new 23-year licenses. However, a licensee also had the right to extend a 15-year DTI License to 23 years if it provided certain technical undertakings within five years of the date of the original grant of license. To date, the Company has given such undertakings with respect to all of its DTI Licenses and, consequently, the Company's DTI Licenses will expire at various times between 2008 and 2017.

     Upon expiration, a DTI License cannot be renewed and application must be made for a new license. If the ITC License is renewed for a franchise, a new DTI License for the same area covered by the ITC License is likely to be issued.

     A DTI License may be revoked if the licensee fails to pay the license fee when due, if the licensee fails to comply with an enforcement order, upon the occurrence of certain insolvency-related events or if any ITC License relating to a licensee's system is revoked. A DTI License may also be revoked if, among other things, the licensee fails to give the required notification to the DTI of changes in shareholders and agreements affecting control of the licensee or if the DTI concludes that any such change would be against the interests of national security or the United Kingdom government's international relations.

     Restrictions on Transfer

     The 1990 Act permits the transfer of an ITC License to a third party with the prior written consent of the ITC. The ITC has absolute discretion to refuse any proposed transfer of such a license.


     A DTI License is not transferable. However, a change of control of a licensee may be permitted subject to compliance with a notification requirement provided that, among other things, the proposed change is not, in the opinion of the Secretary of State, against the interests of national security or international relations.

     Network Construction

     DTI Licenses for PDSL areas specify the build schedule of the system which the cable operator is required to implement (by reference to the numbers of premises passed) and the particular technical characteristics to which the system must adhere. It is OFTEL's responsibility to enforce compliance with the build schedules. The DTI Licenses for LDL areas, such as Northern Ireland and Glamorgan and Gwent, do not specify a build schedule. This schedule is contained in the LDL issued by the ITC, and it is the ITC's responsibility to enforce compliance with those build schedules. Failure to comply with the build schedules could result in license revocation.

     Under a DTI License, the cable operator is subject to and has the benefit of the Telecommunications Code promulgated under the Telecommunications Act. The Telecommunications Code provides certain rights and obligations with respect to installing and maintaining equipment such as ducts, cables and cabinets on public or private land (including the installation of equipment on public highways). Cable operators also have the benefit of the New Roads and Street Works Act 1991 which provides them with the same rights and responsibilities with respect to construction on public highways as other public utilities. Cable operators generally are required to post bonds with local authorities in respect of their obligation to ensure reinstatement of roads and streets in the event the operator becomes insolvent, ceases to carry on business or has its DTI License terminated. In order to install equipment on private property, cable operators should first seek the agreement of occupiers, property owners and others, but where such agreement is not forthcoming, they may apply for a court order dispensing with the requirement for such an agreement.

     A planning order issued in April 1994 imposes planning consent requirements on certain works carried out under the Telecommunications Code. Under this planning order, installation, alteration or replacement of any telecommunications apparatus on, or within the land surrounding, a dwelling house is deemed to be development for which planning consent is required. There is some uncertainty as to the extent to which this restriction will affect the development and maintenance of television and telecommunications systems. The Department of the Environment, however, takes the view that cabling a house is a "minor operation" and is not, therefore, "development" unless it alters the external appearance of a building.

     Telephone Operations

     The ability of cable television operators to provide telephony services is subject to the restrictions contained in their DTI Licenses. All of the Company's DTI Licenses permit the Company to provide voice telephony services and to switch their own traffic. Additionally, under the United Kingdom regulatory regime, the Company has the right to require BT, Mercury and other PTOs (including cable operators) to provide interconnection and, failing agreement on the interconnection terms, the right to request OFTEL to determine the interconnection conditions. The Company has interconnection agreements with BT and Mercury.

     Telephone Number Portability. At the request of a DTI licensed operator, and if so directed by the Director General, BT is obligated to offer customers number portability (i.e., the ability of telephone customers to retain their telephone numbers when changing to another telephony operator).

     Pursuant to a hearing by the Monopolies and Mergers Commission (the "MMC"), BT's license was amended on July 29, 1996 in accordance with the MMC's findings. The license modifications require that BT split total number portability costs 70:30 with the cable operator requesting number portability. This means that BT will bear the systems' set up costs; the other operator will pay the per line set up costs; and BT and the other operator will share extra costs associated with routing a call to a ported number until October 1997 when BT will introduce a new method of routing ported number calls, called the "call dropback" method. BT will bear any costs associated with call dropback as well as any additional costs which BT incurs should it fail to introduce the "call dropback" method by October 1997. These costs are expected to be minimal. In 1997, the Company intends to offer number portability for customers migrating to the Company as well as to those migrating from the Company to another operator.

     OFTEL has indicated that it intends to seek the modification of all other DTI licences during the course of 1997 so that these other licensees are obliged to offer number portability when requested by an operator who is able to reciprocate number portability.

     DTI licensees are obliged to notify OFTEL of the rates for certain licensed services. The Company is required to publish rates with OFTEL for cable television and value added services such as the Internet. BT is currently subject to controls on most of the prices it may charge customers. Under provisions in BT's license, BT may not, until July 31, 1997, increase its aggregate retail prices for general public switched telecommunications services on an annual basis by more than the amount of the increase in the United Kingdom domestic Retail Prices Index ("RPI") minus 7.5%. The RPI increased 2.7% from October 31, 1995 to October 31, 1996. Based on this formula, BT may be required, and has been required to, decrease its prices. Within this limitation, BT may not increase its charges for certain individual services by more than certain other price limitations, generally RPI. In addition, BT's license contains separate restrictions on prices for private circuits.

     On February 13, 1996, BT's DTI License was amended to remove, with effect from February 8, 1996, the control on the price of exchange line rentals (while new protection for light users was introduced in the form of a guarantee by OFTEL that the bills of these customers will not increase faster than the rate of inflation).

     BT has been permitted to offer retail discounts nationally to high volume users, albeit subject to several conditions. Importantly, BT is restricted in the manner in which it can offer discounted services by virtue of the obligation not to show undue preference to or exercise undue discrimination against particular persons or persons of any class or description (cable operators are also subject to a similar prohibition on undue preference or discrimination except in relation to voice telephony services). Except as mentioned above, BT is not, therefore, allowed to offer discounted services in local markets without offering them nationally. For so long as this policy of geographic averaging remains in effect, BT will be restricted in its ability to respond through differential pricing to local competition from cable operators. OFTEL has recently indicated that it remains firmly committed to the principle of geographic averaging for the majority of BT's services, including voice telephony. OFTEL will be reviewing this principle in 1997.

     OFTEL has completed its review of the controls on BT's retail pricing which are to apply for a 4 year period from July 1997. OFTEL has chosen to adopt a more deregulated approach to permit market forces to determine pricing where competition exists in particular markets. However OFTEL has linked this approach, both in terms of BT's price control review and with respect to the rest of the industry, to the introduction of the fair trading condition into the licensing regime. The principal features of the new regime are: (i) to control retail prices through 2001 only where consumer protection is required (namely, low to medium spending residential customers (approximately the first 80% by bill spend), and additional guarantees for small businesses-this control is expected to cover only approximately 25% of BT's revenues; (ii) a value of X, for the purposes of the price cap formula (RPI minus X), of 4.5 for those residential customers and protection for the top 20% of customers by bill spend and small businesses; (iii) that this will be the last retail price control;
(iv) the introduction of price controls on network charges (the input costs of operators competing with BT) the detail to be determined in 1997; and (v) the so-called "fair trading" condition in BT's license which enables the Director General more effectively to deal with anti-competitive behavior by BT. OFTEL's price cap scheme represents a first step towards deregulation of pricing in the United Kingdom telecommunication markets. The introduction of price controls on network charges, with a price floor based on long run incremental costs and a price ceiling based on fully allocated costs is likely to provide operators with a predictable cost base to allow them effectively to compete with BT. OFTEL intends to incorporate a fair trading condition into all significant telecommunications operators licenses.

     On October 1, 1996, the fair trading condition was introduced into BT's license and came into effect on January 1, 1997. This fair trading condition provides similar prohibitions to those set out in Articles 85 and 86 of the EC Treaty in relation to anti-competitive agreements and the abuse of a dominant position in the United Kingdom. BT's consent to the insertion of this fair trading condition in its license was expressly made subject to BT seeking a ruling from the court as to whether or not the Director General had the power to make this license modification. BT commenced judicial review proceedings in respect of the fair trading condition and the High Court confirmed the lawfulness of the fair trading condition on December 20, 1996. It is expected that all of the Company's DTI Licenses will be amended to include the fair trading condition during the course of 1997.

     Interconnection and Accounting Separation. The commercial viability of voice and other telecommunications services provided by cable operators depends on their ability to connect with other telecommunications systems in a cost effective manner. Cable operators' systems must connect with systems operated by other PTOs for calls that do not originate or terminate on their system. Each holder of a public telecommunications license (including the Company, BT and Mercury as well as cable operators) is required to negotiate an interconnection agreement with any other license holder that seeks one and either party may request intervention from the Director General if there is a failure to agree on terms. The Director General also has the power, at present, to make determinations and directions in respect of certain obligations of any party to an interconnection agreement. However, determinations by the Director General may be liable to challenge in the courts. In addition, BT is required by its license to make all interconnection agreements that it has entered into publicly available.

     On March 31, 1995, OFTEL modified BT's license to implement accounting separation for BT's "retail", "access" and "network" businesses. Interconnection charges are determined in accordance with certain provisions of BT's DTI License which require that the operator pays BT's fully allocated costs attributable to the services to be provided (taking into account relevant overhead and a reasonable rate of return on its attributable assets, with the allocation of such costs and the attribution of assets to be subject to the requirement that BT prepares separate accounts with respect to BT's "retail", "access" and "network" businesses). A list of standard rates with respect to most interconnect services were first determined by the Director General in April 1995. The charges for such services have since been reviewed twice yearly. The standard charges determined in this manner are payable by all operators, including BT's own "retail" business, which competes with the Company and other PTOs.

     In December 1995, the Director General issued a consultative document "Pricing of Telecommunications Services from 1997" (the "Consultative Document") which proposed a fundamental review of, among other matters, interconnection arrangements and competition. The Consultative Document suggested that after the price cap review in 1997, it may be more appropriate to move towards a regulatory framework which involves less detailed intervention by the Director General specifying a framework and allowing BT certain pricing freedoms within such framework, subject to a number of pricing restrictions on anti-competitive behavior. The Director General published a further Consultative Document on these issues in March 1996 and a Statement of OFTEL's proposals in June 1996.

     OFTEL has proposed in this statement of June 1996 that a new interconnection regime be introduced from August 1997 based on network price controls. This new regime will involve the introduction of incremental cost charging in respect of interconnect fees (rather than the current method which is based upon fully allocated cost charging) and the introduction of a network price cap with respect to wholesale charges.

     OFTEL has stated that operators may be required to provide network information to BT for interconnection purposes in much the same way as BT must publish information about its own network and, once BT is subject to quality-of-service targets and publication requirements in relation thereto, similar requirements may apply to other operators. Such "symmetry" will be applied to other operators in respect of wider interconnection obligations (such as accounting separation and transparency of charge calculation for interconnection) if OFTEL concludes that any such operator has market power and is in a position to distort competition to the detriment of consumers. OFTEL does not currently propose to require other operators to publish their interconnection agreements.

     Indirect Access. In July 1996, OFTEL published a Statement of its policy on indirect access and equal access. It defined indirect access as the situation where a customer buys a telecommunications service from an operator to which it is not directly connected and where that operator pays another operator, to which the customer is connected, for use of that connection. This statement confirmed that while OFTEL has implemented a policy of indirect access to BT's customers, it remains of the view that it is generally undesirable to oblige non-dominant operators to provide indirect access. Accordingly, if a telecommunications operator does not have 25% of the connections in a relevant market, OFTEL would be unlikely to conclude that indirect access should be required. If the operator did have 25% or more of connections, OFTEL would want to consider other market conditions, such as the share of connections held by other operators, the existence of any barriers to switching or whether, in the long run, mandating indirect access under such circumstances was likely to enhance competition or diminish it. Consideration of these factors would create a framework in which a request to mandate indirect access could be considered.

     Equal Access. The licenses of BT, Mercury and the cable operators enable OFTEL to require them to make available to customers the ability to have their long-distance or international calls carried by another operator without extra procedures, either by pre-selection or on a call-by-call basis.

     OFTEL's statement of July 1996 also confirmed that in accordance with BT's DTI License, a full cost-benefit analysis of equal access had been undertaken. This analysis raised doubts about the overall economic benefit of introducing equal access. Accordingly, OFTEL has concluded that, on balance, there is no case at present for directing BT to provide equal access.

     In addition, later in 1997, cable operator licenses will be amended to remove the obligations to provide equal access.

     The European Commission has published proposals under which equal access would be mandated throughout the European Union as a harmonising and liberalising measure. The U.K. Government and OFTEL have made their opposition to the application of such a policy in the U.K. very clear.

     There can be no assurance that the implementation of equal or indirect access will not adversely affect the ability of cable television/telecommunications operators to market their telecommunications services.

     Technical and Reporting Requirements

     The principal technical requirements for the cable systems are contained in the DTI Licenses and address technical requirements for transmissions, performance requirements specified as British Standards relating to wideband cable distribution systems and, in all cases, radio interference restrictions.

     The Company's DTI Licenses impose obligations to provide any information which OFTEL may require for the purpose of exercising their statutory functions. This includes financial reporting, market data, and information on customer complaint and fault handling procedures.

     International Facilities License

     On June 6, 1996, the UK Government announced the liberalization of the international telecommunications market. Historically, only BT and Mercury have been allowed to provide international facilities from the UK. Recently, however, two Company subsidiaries of the Company were each awarded an international facilities license. The licenses will enable the Company to take advantage of the expanding volumes of international telecommunication traffic, especially data services such as the Internet. The liberalization of this market is likely to substantially reduce the Company's international call conveyance costs over the next 12 months.

European Union Legislation

     Telecommunications Regulation

     Most of the EU States' communications regimes are not as liberal as the UK's. Member States are now however typically in agreement on the importance of liberalizing their communications sectors, which is facilitating the European Commission's attempts to fully liberalize the voice telephony market and infrastructure across the EU by January 1, 1998 (subject to transitional periods for certain Member States). Some of the key Commission Directives in this field are:


     A Directive requiring Member States to abolish all restrictions on the supply of transmission capacity by CATV network operators to service operators and allow the use of cable networks for the carriage of telecommunications services, other than voice telephony, within Member States from January 1, 1996. The Directive does not affect the provision of CATV services.

     A Directive which provides for full competition in telecommunication services and network infrastructure by January 1, 1998. This Directive also provides for the liberalization of self-provided infrastructure (such as utilities' networks) for the provision of services other than voice telephony from July 1, 1996. This liberalization will be extended to the provision of voice telephony by January 1, 1998. The Directive's provisions are generally comparable to the existing United Kingdom regime which is already liberalized with respect to the provision of telecommunication services and infrastructure.

     A Directive on the application of open network provision ("ONP") to voice telephony. This Directive sets rules and targets for basic telephone service in areas such as telephone directories, tariffs, billing procedures and quality of service. It also requires telephone companies to provide interconnection on open, objective and non-discriminatory terms (which is now generally the case for cable operators in the United Kingdom). The Commission has proposed a new Directive to replace this ONP voice telephony Directive from 1998. This new Directive will not deal with interconnection which is to be the subject of a further Directive.

     The European Commission has proposed a Directive on Interconnection in telecommunications with regard to ensuring universal service and interoperability through application of the ONP principles. The proposed Directive sets out a harmonized framework to be implemented by Member State regulatory authorities regarding the interconnection of public telecommunications networks and services utilizing the ONP principles of transparency, objectivity and non-discrimination. This proposal aims to ensure open access to networks and services and to guarantee the rights and obligations of operators and service providers for interconnection with the networks and services of others. It is not yet settled whether the Directive will seek to limit the scope of the interconnection obligations to interconnection between networks or whether the Directive will seek to extend the benefits of cost-based interconnection to service providers. The DTI has confirmed that the principles of the Common Position for this Directive (adopted on June 18, 1996) are broadly in line with the approach which OFTEL is implementing through its interconnection and accounting separation program in the United Kingdom. It is expected that the Directive will be adopted by mid 1997.

     The Directive aiming to establish a common framework for Member States' general authorization and individual licenses for telecommunications services and infrastructure by establishing principles for the procedures under which general authorizations or individual licenses might be granted and the conditions that might be attached to such authorizations or licenses was formerly adopted in March 1997. Member states must enact the Directive by December 31, 1997.

     Television Regulation

     The European Court of Justice has held that section 43 of the 1990 Act, in setting out criteria for determining which satellite broadcasters come under UK jurisdiction on the basis of transmission from the UK, is contrary to the Television Without Frontiers Directive. It has also held that the UK has further failed to fulfill its obligations under the Directive by, in the context of an incorrect determination of jurisdiction, applying different regimes to domestic and non-domestic satellite services and exercising control over broadcasts which are transmitted by broadcasters falling under the jurisdiction of other Member States.

     As a consequence of this decision, non-domestic satellite services would, in the absence of appropriate action by the UK Government, become subject to a mandatory 50% European Union production quota and a 25% independent production requirement as outlined in the Directive.

     At present, it is likely that few, if any of the current satellite services in the United Kingdom would comply with both of these production requirements and it is possible that many of them would not be able to do so in the future. The Department of National Heritage is considering how to alleviate the principal effects of such a requirement. One proposal, which the Company believes that the UK Government is considering, is the removal of the current legislative and licensing criteria of the Broadcasting Act which distinguishes between domestic and non-domestic satellite services, so that the current legislative and licensing criteria which apply to non-domestic satellite services would be the criteria applied to regulate any satellite service established (and hence licensed) in the UK. If this proposal is adopted, compliance by satellite services with the production quotas in the Directive would continue to be regulated administratively in the UK. Unless such a proposal is implemented, cable operators may be required to substantially change the television programming they offer. Given that there are a limited number of program suppliers which may be able to satisfy the "production" requirements which may apply to United Kingdom satellite channels, the cost of programming to cable operators could also increase. There is no assurance that the loss of certain satellite channels and/or the increased costs of such channels would not have a material adverse effect on the Company's cable television business.

Other Regulatory Issues

     Following a review completed by the OFT in July 1996, BSkyB has accepted new undertakings to the OFT to address concerns in respect of its wholesale pricing in addition to modifications to those undertakings agreed to in March 1995 (which addressed concerns about the bundling of programs and rate card discount schemes). The OFT also announced that a new industry ratecard would be approved only after consultation with the cable industry.

     This consultation ended on November 5, 1996. On December 16, 1996, the OFT approved the structure of the ratecard and made only minor amendments in response to the submissions made by the Cable Communications Association on behalf of the cable industry. BSkyB brought the new ratecard into effect on February 16, 1997. The Company estimates that, since the introduction of the revised ratecard in March 1995 through February 16, 1997, the overall aggregate increase in BSkyB's wholesale prices will have been between approximately 23% and 26% (although BSkyB has provided additional basic and bonus premium channels during this period). However, notwithstanding the OFT's approval of the ratecard structure, changes to the ratecard may occur as a result of commercial negotiations between BSkyB and the cable operators regarding the pricing levels within the ratecard structure or following further regulatory developments.

     The OFT review also concluded that there was no evidence that the linkage between the DTH retail price and its wholesale price charged to cable operators was anti-competitive and that no action was required on this issue. Additionally, the OFT said that it had reviewed BSkyB's accounts and will continue to do so every six months, to ensure that BSkyB is not cross-subsidizing its retail DTH business from revenues of its wholesale cable supply business to the detriment of competition.

     However, in relation to BSkyB's requirement that cable operators carry its basic channels to 100% of their subscribers, the OFT found that this was inhibiting cable operators in their ability to offer tailored packages and was inhibiting the growth of local cable industry. BSkyB has accepted an undertaking not to require carriage in excess of 80% in the future, although BSkyB will be permitted to increase the prices of its basic channels by 1.25% for each percentage point by which carriage of the channels falls short of 100%. BSkyB also accepted an undertaking not to bundle bonus programs (such as occurred in respect of the Disney Channel) with premium channels in the future (the ITC is currently investigating a complaint concerning the terms of supply of the Disney Channel).

Broadcast and National Telecoms Services

     A significant proportion of the Company's total revenues is attributable to the provisions of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and The Wireless Telegraphy Act 1949 (the "Wireless Telegraphy Act"). Set forth below is a brief summary of the principal licenses of the Company's National Telecoms and Broadcast Services divisions granted pursuant to these Acts.

     Telecommunications Act Licenses

     The Company holds four licenses under the Telecommunications Act.

     Transmission License. The Transmission license, which enables the Company to run telecommunications systems for the provision of television and radio transmission services, is probably the most important of NTL Group Limited's licenses. It permits the Company to carry out its business of providing transmission services to television and radio broadcasters. The Transmission License was granted on December 20, 1990 for a period of 25 years from January 1, 1991. It is subject to revocation thereafter on 10 years' notice in writing. No notice may be given before the end of the fifteenth year.

     The Company's Transmission License contains conditions and other provisions which, among other things: (i) require the Company to provide specified telecommunications services to specified persons on request; (ii) specify certain criteria to be met by the Company in providing those services; (iii) require the connection of the Company's telecommunications systems with those of certain other transmission operators and the transmission over those systems by such operators of messages for general reception; (iv) require the Company to publish its charges and terms and conditions of business and not to show undue preference to or exercise undue discrimination against particular persons in the provision of certain telecommunications services; (v) require the Company to hold Wireless
Telegraphy Act licenses in respect of each item of wireless telegraphy comprised in its system; (vi) impose on the Company an obligation to share its transmission sites with other transmission operators; (vii) restrict the prices which the Company is allowed to charge for the provision of certain services. (see "-Price Cap Review" below); (viii) prohibit the Company from cross-subsidizing the unregulated side of its business; and (ix) impose a requirement for separate accounts to be produced in relation to both the regulated and unregulated parts of the Company's business. However, most of these obligations do not apply until certain levels of market share are obtained and, in any event, the Company is not obliged to do anything "not reasonably practicable."

     The Secretary of State may revoke the Transmission License in the circumstances described under "-Local Telecoms and Television Service -Duration of License" above.

     The OBS License. The OBS License, which permits the Company to run telecommunications systems for the provision of outside broadcasting services by means of satellite systems, enables the Company to operate satellite up-links from outside broadcast sites (sites which are not permanently equipped or adapted for television or radio broadcasting). The OBS License was granted on February 6, 1991 for a period of 25 years from February 7, 1991, thereafter revocable on 10 years' notice in writing. No notice may be given before the end of the fifteenth year. The OBS License contains conditions similar to those in the Transmission License. The OBS License specifies the circumstances in which it may be revoked by the Secretary of State which include on revocation of the Transmission License.

     The Telecoms License. The Telecoms License enables the Company to convey messages (including voice and data) between points on the Company's telecommunications networks. The Telecoms License also contains conditions and revocation provisions similar to those in the Transmission License. In compliance with the notification provisions in the license, NTL Group Limited notified the Secretary of State in March 1996 of its acquisition by the Company. The DTI has informed the Company (see below) that this license will need to be revoked as it has, for all intents and purposes, been replaced by the PTO license. The Telecoms License was granted on December 30, 1992 for a period of 10 years from 30 December 1992. Thereafter it is revocable on 5 years' written notice. No notice may be given before the end of the fifth year.

     The PTO License. The PTO License permits the Company to run telecommunications systems of every description within the United Kingdom and to provide telecommunications services; however, both authorizations are subject to certain exceptions. The Company's PTO License was granted on February 14, 1996 for a period of 25 years from that date. Thereafter, it is revocable on 10 years' written notice. No notice may be given before the end of the fifteenth year. The Company's PTO License also includes a condition obliging it, subject to certain exceptions, to enter into an agreement to connect its system to the system of any operator which requires it to do so, provided that such operator has been granted a license authorizing it to connect its system to the Company's system. The PTO License differs from other Telecommunications Act Licenses in that it details the exceptions and conditions subject to which the Telecommunications Code will apply to the Company. The Telecommunications Code confers certain important rights on PTO's in relation to network construction, buildings and land.

     Wireless Telegraphy Act Licenses

     The Company holds a number of Wireless Telegraphy Act licenses of which the most important are the following:

     License for the Transmission of Broadcasting Services. This license was granted on January 1, 1991 and permits the licensee to operate wireless telegraphy stations at those sites set out in a schedule to the License. In respect of each station, site and mast heights, power, polarisation and frequency to be used are specified.

     Microwave Fixed Link License. This license permits the licensee to establish and use fixed stations for sending and receiving wireless telegraphy at those sites as detailed in the schedule to the license.

     Private Mobile Radio License. This license permits the licensee to establish sending and receiving stations for wireless telegraphy (both base stations and mobile stations) and to use these stations for the purpose of sending and receiving spoken messages concerning the business of the licensee.

  Earth Station Licenses. The Company holds 12 earth station licenses. These licenses permit the Company to establish earth stations at specified locations in the UK for the purpose of providing wireless telegraphy up-links between the earth station and specified geo-stationary satellites.

     Each of the four types of license referred to above continues in force from year to year unless revoked by the Secretary of State or unless any of the license fees are unpaid by the licensee in which case the relevant license expires.

     Licenses for the Transmission of Broadcasting Services (special status). The Company provides transmission services for a large number of radio stations pursuant to its License for the Transmission of Broadcasting Services dated January 1, 1991 (see above). In respect of two radio stations, Classic FM and Virgin Radio, the Company has been issued licenses which are specific for those radio stations. This has been done for the sake of administrative convenience because, in both cases, the license fees are paid direct to the Radio Communications Agency by the radio station concerned.

     Radio Fixed Access License. The DTI has recently confirmed that the Company has been successful in its application for a Radio Fixed Access License at 10 GHz. It is expected that this license will be granted under the Wireless Telegraphy Act later in 1997. This license will allow the Company to provide short-range radio-links between business customers and its network.

     Miscellaneous Licenses. The Company holds a number of miscellaneous Wireless Telegraphy Act licenses including testing and development licenses and commissioned programme makers licenses.

     Conditions in the Wireless Telegraphy Act Licenses.  The Company's
Wireless Telegraphy Act licenses contain conditions relating to revocation of the Licenses and notifications to the Secretary of State. In general, the Secretary of State may revoke a Wireless Telegraphy Act license at any time. There are no notification requirements in respect of a change of control. The license for the transmission of broadcasting services contains provisions which enable the Secretary of State to revoke the license if, among other things, (1) the licensee is, in the opinion of the Secretary of State, not a fit and proper body to hold such a license; (ii) it appears to him requisite or expedient to do so for purposes connected with the EC or any other international organization or obligation or co-operation; (iii) the licensee ceases to hold any contracts for the broadcasting of television or sound broadcasting services; or (iv) the licensee's license granted under the Telecommunications Act is for any reason revoked.

     At present, Wireless Telegraphy License fees are set as to recover administrative costs only. The DTI has published proposals to supplement this system with additional fees designed to reflect the scarcity value of certain types of spectrum, notably congested microwave fixed link bands. These proposals would not affect broadcasting spectrum, nor that allocated in connection with the Company's 10GHz license. It is not clear whether this policy proposal will be pursued by the Government or how quickly the necessary legislation might be introduced.

     DAB Testing. The Company is currently testing DAB under a series of temporary licenses in anticipation of applying for a local or national radio multiplex license in accordance with proposals contained in the 1996 Act. These temporary licenses are issued by the Radio Authority under the 1990 Act. Under this Act, a body which is, or which is controlled by a body which is, not formed under the law of an EC member state is currently disqualified from holding a license to test DAB. The current license is, therefore, held by an independent industry association on behalf of the Company. However, under the 1996 Act, a non-EC company will not be prohibited from holding a license to provide local or national radio multiplex services, and this interim position will be regularized at that time.

     Price Cap Review

     The Company's regulated business may be divided into two categories: Price Regulated Business and Applicable Rate Business. The Price Regulated Business comprises those telecommunication services which the Company is obliged to provide pursuant to its Transmission License and in respect of which price controls are imposed. The Company's Applicable Rate Business comprises those telecommunications services which the Company is obliged to provide but which do not fall within the definition of Price Regulated Business. Charges for Applicable Rate Business are agreed between the Company and the relevant customer. If despite all reasonable efforts agreement cannot be reached between the Company and a significant proportion of its customers in respect of any particular telecommunications service, the charge will be determined by the Director General.

     In respect of any services provided by the Company which are not Price Regulated Business or Applicable Rate Business, the prices charged by the Company are wholly unregulated, except for the overriding duty not to engage in any pricing policy which constitutes undue preference or undue discrimination against any person or class of person in respect of telecommunications services. The Company's unregulated income would include, for example, charges for site Rentals to PCN operators.

     The Company's Price Regulated Business is, essentially, the television transmission service provided to the ITV (Channel 3) companies and Channel 4/S4C including the operation and maintenance of transmission equipment and the provision to third party transmission operators of the accommodation, masts and antennae necessary for the operation of broadcast transmission services.

     On December 24, 1996, the Director General issued the formal modification to the Company's Telecommunications Act Licenses to effect the price controls which are to apply for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new "Po" (the Company's allowable revenues for the first year of the next control period, 1997, in respect of the Company's Maximum Price Regulated Business) and (2) to establish a new "X" (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General's review concluded that, on present assumptions, the new Po is (Pounds)
53.15 million and the new X is 4.0%. This compares with a current Po figure of (Pounds) 56.4 million in 1996 if the Channel 3 companies accept certain contractual conditions or (Pounds) 57.4 million if they do not. The previous price control formula was RPI-1.0.

     In addition to price control, the Price Cap Review raised a number of other issues which will impact upon the Company's Price Regulated Business in the future. In particular, the Director General suggested that it would be desirable for the Company to "unbundle" the prices for operational services and required site rentals which it charges to each broadcaster (currently Channel 3 and Channel 4/S4C) in the form of a transmission fee in order to expose those elements of the service which are potentially competitive and allow broadcasters to choose an alternative supplier if they wish. OFTEL has proposed to review whether the Company should publish a ratecard with a menu of prices for unbundled services in 2002 when the Company's regulated business is next due for full review. At present, the system for calculating the proportion of Channel 3's total transmission fee which is charged to each individual franchisee is based on net advertising revenues ("NAR") accruing to each franchisee, rather than the costs of actually providing the transmission service to each of the franchisees.

     OFTEL proposed that the Company should continue to charge Channel 3 as a group a single price for each component of its transmission service, albeit that each component would be separately distinguished. This arrangement would continue unless and until NAR arrangements no longer applied. This decision could only be taken after agreement with the Department of National Heritage and consultation with other interested bodies.

     European Union Legislation

     The Company's Broadcast Services and National Telecoms Services businesses are further regulated by the EU including the various European Commission Directives referred to under "Regulation Local Telecoms and Television Services-European Union Legislation." In addition, EU law, in particular Directive 94/46, regulates the provision of satellite services within the EU.

OCOM

     Generally, the construction, operation, management and acquisition of microwave systems in the United States are subject to regulation by the FCC under the Communications Act of 1934, as amended, and the regulations and policies of the FCC thereunder.

GENERAL

Research and Development

     The Company's research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Copyrights and Licenses

     The Company does not have any material patents or copyrights nor does it believe that patents play a material role in its business. The Company, and its subsidiaries, are substantially dependent on the licenses and franchises granted by the legislative agencies which regulate their respective businesses. The loss of any one or more of the Company's licenses and franchises could have a material adverse effect on the Company's business and financial condition. There are no material intellectual property licenses used by the Company the loss of which would have such an effect.

Customers

     The Company receives substantial revenues pursuant to its contracts with the ITV companies, Channel 4/S4C and Vodafone, the loss of one or more of which may have a material adverse effect on the Company

Employees

     At December 31, 1996 the Company and its subsidiaries had approximately 3,150 employees. Approximately 1,100 employees (who joined the Company through the NTL Group Limited acquisition) are represented by the Broadcasting, Entertainment, Cinematographic and Theatre Union with which the Company has a collective bargaining agreement. No other employees of the Company are represented by any labor organization. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

     The Company's subsidiaries own, lease or occupy under license eight business unit and regional head-offices in Glasgow, Cardiff, Newport, Huddersfield, Fleet, Belfast, Luton and London and the corporate head-office in Farnborough. In addition, the Company's subsidiaries own or lease seven switching centers/head-ends and 38 operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment used in each of its regional systems.

     The Company, through the NTL Group Limited acquisition, also owns, leases or occupies under license approximately 770 properties, of which approximately 700 are used as transmitter sites. Company staff are located at 72 of such properties, which are used either as operational bases or as offices. Approximately 200 of the sites are freehold, approximately 440 leasehold and approximately 130 occupied under license. In addition, the Company is the lessee or licensee of approximately 600 transmitter sites which are owned by Castle Tower and shared between the two organizations pursuant to a site sharing agreement. Substantially all of these assets and properties are subject to fixed and floating charges securing the amounts outstanding under the NTLIH bank facilities (see "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

     OCOM leases commercial office space in Ohio. In addition, OCOM owns the microwave equipment employed in its system and maintenance equipment and has a non-exclusive right to space on certain of the New Par cellular radio towers.

     The Company maintains offices under lease for its corporate staff in New York City and in Princeton, New Jersey.

     The Company believes that its facilities are presently adequate for their current use. The Company intends to continue to expand its systems in accordance with the requirements of its local telecoms and television network build schedules and acquire new sites as part of the ongoing expansion of its transmission.

     See the Notes to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for information concerning lease commitments.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     The Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business, including claims involving contractual disputes and claims for damages to property and personal injury resulting from the construction of the Company's networks and the maintenance and servicing of the Company's transmission masts, none of which are expected to have a material adverse effect on the Company's financial position.

     In March 1992, NTL Group Limited entered into a Facilities Management Contract with Classic FM (a national radio station) pursuant to which NTL Group Limited agreed to broadcast Classic FM. Pursuant thereto, NTL Group Limited was obliged, among other things, to use all reasonable endeavors to negotiate a reduction in certain charges levied by the BBC in respect of transmission sites shared by NTL Group Limited, which charges would be passed on to Classic FM. In September 1996, Classic FM issued a writ in the United Kingdom High Court of Justice against NTL Group Limited, claiming unliquidated damages for breach of contract and misrepresentation. Classic FM alleges that NTL Group Limited represented that it had the "best prospect of being able to negotiate reductions in the BBC's wind-loading charges" and that it would do so; and that, in breach of contract, NTL Group Limited failed to use all reasonable endeavors to achieve a price reduction. The Company considers Classic FM's position to be unmerited, and is defending the action. Although the claim is unliquidated, the Company estimates that the maximum price reduction that Classic FM could have achieved is estimated to be (Pounds) 4 million (plus interest and costs), representing a reduction of approximately (Pounds) 500,000 per annum over 8 years.

     The Company has filed a complaint in the U.S. District Court for the Southern District of New York against Le Groupe Videotron Ltee ("GVL") and its wholly owned subsidiary seeking damages of not less than $84 million. The complaint arises out of the Company's claim that GVL was unjustly enriched by actions it took in its dealing with the Company in connection with GVL's recent sale of its ownership interest in Videotron Holdings plc. GVL has, in lieu of an answer, moved to dismiss the complaints on the basis that the complaint does not state a valid claim for relief and on the basis that the choice of forum is not convenient. This motion is pending before the court.

     Wire TV, the supplier of the television program service "Live TV", has commenced a High Court proceeding against a subsidiary of the Company seeking an injunction to prohibit the Company's subsidiary from allegedly acting in breach of its Cable Affiliation Agreement with Wire TV. The injunction is expected to be heard in April 1997. The Company believes that its new First Choice package is not in breach of the Cable Affiliation Agreement and will vigorously defend the proceeding. There can, however, be no assurance as to the outcome of this proceeding, or its affect, if adversely determined, on actions that other suppliers of cable programming may take against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.
--------------------------------------------------------

     There were no matters that were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------------------------------------------------------------------------
MATTERS.
-------

     The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol "NTLI". From October 14, 1993 through March 26, 1997, the Common Stock traded on Nasdaq Stock Market's National Market under the symbol "ICTL". The following table sets forth, for the periods indicated, the high and low last sale prices as reported on Nasdaq Stock Market's National Market (after giving retroactive effect to the four-for-three stock split by way of stock dividend in August 1995).

                                                             LAST SALE PRICE
                                                         HIGH               LOW
                                                    --------------------------------
               1995
               ----
               First Quarter                           $25.13                 $20.25
               Second Quarter                           26.25                  20.63
               Third Quarter                            28.31                  24.75
               Fourth Quarter                           27.38                  23.75

               1996
               ----
               First Quarter                            30.13                  22.00
               Second Quarter                           33.25                  28.00
               Third Quarter                            30.00                  22.63
               Fourth Quarter                           28.00                  23.13

               1997
               ----
               First Quarter (through March 24)         26.75                  18.25

     On March 24, 1997, the closing sale price for the Company's Common Stock, as reported on the Nasdaq Stock Market's National Market was $20.875. As of March 24, 1997, there were approximately 560 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

     Neither the Company nor OCOM has ever paid cash dividends on its Common Stock. Pursuant to the indentures governing the Company's Senior Notes and the Certificates of Designation governing the Company's Preferred Stock, certain provisions currently materially limit the Company's ability to pay dividends on the Company's equity securities. In addition, there are legal and contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. See "Management Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources". The Company does not currently intend to pay cash dividends in the foreseeable future on shares of its capital stock. The Company anticipates that for the foreseeable future any cash flow generated from subsidiaries' operations will be used to develop and expand the Company's business and for debt service. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, indenture and other contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. There can be no assurance that the Company will pay dividends at any time in the future.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The following table sets forth certain financial data for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------------
                               1996          1995             1994          1993          1992
                           -----------------------------------------------------------------------
                                (1)                                           (2)
INCOME STATEMENT DATA:
  Operating revenues           $228,343       $33,741        $13,745        $10,078       $12,220
  Net income (loss)           (254,454)       (90,785)       (29,573)       (11,076)        1,221
  Net income (loss) per
   common share (3)              (8.20)         (3.01)          (.98)          (.83)          .13
  Weighted average number
   of common shares (3)         31,041         30,190         30,175         13,327         9,367

                                                        DECEMBER 31,
                           -----------------------------------------------------------------------
                               1996          1995             1994          1993          1992
                           -----------------------------------------------------------------------
                                (1)                                           (2)          (2)
BALANCE SHEET DATA:
  Working capital            $242,102        $76,128        $251,544        $410,421        $28,750
  Fixed assets, net         1,459,528        639,674         191,725          36,422         14,065
  Total assets              2,454,611      1,010,669         664,366         594,976         45,647
  Long-term debt            1,732,168        513,026         143,488         130,553              -
  Shareholders' equity        328,114        339,257         436,534         452,402         43,260

(1) In May 1996, the Company purchased NTL Group Limited for an aggregate purchase price of approximately $439,000,000, including goodwill of approximately $263,000,000. The net assets and results of operations of NTL Group Limited are included in the consolidated financial statements from the date of the acquisition.

(2) In 1993, the Company acquired certain of its U.K. subsidiaries in exchange for $3,142,246 in cash, 5,831,416 shares of common stock, options to purchase an aggregate of 44,832 shares of common stock and the assumption of certain liabilities of Insight U.K. The aggregate purchase price including expenses was $127,870,000. In addition, the Company sold 15,333,333 shares of common stock, receiving proceeds of $289,983,000 after expenses, and the Company issued $212,000,000 principal amount of its 10-7/8% Senior Deferred Coupon Notes due 2003, receiving proceeds of $119,797,000 after original issue discount and expenses.

(3) After giving retroactive effect to the four-for-three stock split by way of stock dividend paid in August 1995.

The Company did not declare or pay any cash dividends during the years indicated.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND
-------------------------------------------------------------------------
         FINANCIAL CONDITION.
         -------------------

                             RESULTS OF OPERATIONS

     As a result of the acquisition of NTL Group Limited in May 1996, the Company consolidated the results of operations of NTL Group Limited from the date of acquisition. The results of NTL Group Limited are not included in the 1995 and 1994 consolidated results.

Years Ended December 31, 1996 and 1995
--------------------------------------

     Network services revenues increased to $110,222,000 from none as a result of the acquisition of NTL Group Limited.

     Telecommunications revenues increased to $69,893,000 from $19,928,000. NTL Group Limited telecommunications revenues from May 9, 1996, the date of acquisition, through December 31, 1996 were $10,981,000. The remainder of the increase was the result of customer growth that increased the Company's current revenue stream.

     Cable television revenues increased to $40,900,000 from $13,813,000 as a result of customer growth that increased the Company's current revenue stream.

     Other revenue increased to $7,328,000 from none as a result of the acquisition of NTL Group Limited.

     Operating expenses increased to $144,315,000 from $24,415,000. NTL Group Limited operating expenses from May 9, 1996, the date of acquisition, through December 31, 1996 were $71,871,000. The remainder of the increase was the result of increases in programming costs, interconnection costs and costs of operating the telecommunications and cable television network.

     Selling, general and administrative expenses increased to $114,992,000 from $57,932,000. NTL Group Limited selling, general and administrative expenses from May 9, 1996, the date of acquisition, through December 31, 1996 were $9,384,000. The remainder of the increase was the result of increases in telecommunications and cable television sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

     Franchise fees of $13,117,000 in 1996 are for the Northern Ireland license and are payable to the ITC beginning in January 1997.

     Corporate expenses increased to $14,899,000 from $14,697,000 due to an increase in personnel and related costs. The 1996 and 1995 amounts include $2,906,000 and $3,256,000, respectively, of non-cash expense related to non-compete agreements and current period expenses include $1,870,000 of expenses related to proposed acquisitions.

     Depreciation and amortization expense increased to $98,653,000 from $29,823,000. Depreciation and amortization expense of NTL Group Limited and amortization of goodwill as a result of the acquisition was $20,339,000 from May 9, 1996, the date of acquisition, through December 31, 1996. The remainder of the increase was primarily due to an increase in depreciation of telecommunications and cable television equipment.

     Interest and other income increased to $33,634,000 from $21,185,000 due to an increase in funds available for short term investment.

     Interest expense increased to $137,032,000 from $28,379,000 due to the interest on the bank loan in connection with the NTL Group Limited acquisition in 1996 plus the issuance of the 11-1/2% Series B Senior Deferred Coupon Notes and the 7% Convertible Subordinated Notes in 1996. Interest of $37,889,000 and $13,918,000 was paid during the years ended December 31, 1996 and 1995, respectively.

     Foreign currency transaction gains of $2,408,000 in 1996 and $84,000 in 1995 are the result of changes in the exchange rate.

Years Ended December 31, 1995 and 1994
--------------------------------------

     Telecommunications revenues increased to $19,928,000 from $9,267,000 primarily as a result of the activation of the telephone systems in August 1994.

     Cable television revenues increased to $13,813,000 from $4,478,000 as a result of customer growth that increased the Company's current revenue stream.

     Operating expenses increased to $24,415,000 from $7,827,000 due to the increase in the operating expenses of the cable television, telephone and telecommunications business to $21,030,000 from $4,119,000. The cable television, telephone and telecommunications business operating expenses increased as a result of the increases in programming costs, interconnection costs and costs of operating the network.

     Selling, general and administrative expenses increased to $57,932,000 from $19,468,000 principally because of the increase in costs of the cable television, telephone and telecommunications business to $50,578,000 from $18,077,000. The cable television, telephone and telecommunications business costs increased as a result of increases in sales and marketing costs and additional personnel and overhead to service the increasing customer base. In addition, OCOM's costs increased as a result of one-time fees of $2,468,000 incurred in connection with its participation in the equal access balloting process conducted by AT&T Wireless.

     Corporate expenses increased to $14,697,000 from $8,422,000 due to an increase in personnel and related costs. The 1995 and 1994 amounts include $3,256,000 and $3,144,000, respectively, of non-cash expense related to non-compete agreements in connection with the acquisitions of certain United Kingdom subsidiaries.

     Depreciation and amortization expense increased to $29,823,000 from $17,916,000 primarily due to an increase in depreciation of cable television, telephone and telecommunications equipment.

     Interest and other income increased to $21,185,000 from $18,403,000 due to an increase in the interest rate on the Company's short term investments and an increase in funds available for short term investment from the issuance of the 12-3/4% Series A Senior Deferred Coupon Notes and the 7-1/4% Convertible Subordinated Notes.

     Interest expense increased to $28,379,000 from $11,410,000 due to the issuance of the 12-3/4% Series A Senior Deferred Coupon Notes and the 7-1/4% Convertible Subordinated Notes.

     Foreign currency transaction gains of $84,000 in 1995 and $2,062,000 in 1994 are the result of changes in the exchange rate.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company will require significant amounts of capital to finance construction of its system network, for connection of telephone, telecommunications and cable television customers to the network, for working capital and for debt service. Based on the information currently available to the Company, the Company currently estimates that, from January 1, 1997 through December 31, 2002 (the date by which the Company currently estimates that its network will have passed the total of 2,090,000 homes required by its regulatory build schedules), the aggregate cost of network construction (including the license payments in respect of the Northern Ireland LDL and the Glamorgan and Gwent LDL) will be approximately (Pounds)860 million (approximately $1.567 billion), which includes the commitments for equipment and services at December 31, 1996 of approximately $49,000,000. Scheduled cash interest payments on and principal repayments of indebtedness of the Company and its subsidiaries (assuming no conversion of convertible debt or refinancing of existing indebtedness and no exchange of the Preferred Stock) from January 1, 1997 through December 31, 2002 will be approximately $875 million and $240 million, respectively. In addition, the Company will require significant amounts of capital to finance other capital expenditures and the cost of operations of the Company and its subsidiaries and meet all their other obligations as they fall due.

     The Company intends to fund the requirements referred to in the preceding paragraph from cash on hand of $446 million as of December 31, 1996, from the aggregate proceeds of $486 million (after discounts and commissions) from the issuance in February 1997 of $400 million principal amount, 10% Senior Notes due 2007 and $100 million of 13% Senior Redeemable Exchangeable Preferred Stock, further equity and/or debt financings (including, but not limited to, the Potential Credit Facilities (as defined below)) and funds internally generated by the operations of the Company's subsidiaries (including from the revenues receivable by NTL

Group Limited under contracts, which have a projected total value of approximately (Pounds)608 million).

     The Company expects that the capital required to build its telephone, telecommunications and cable television networks and connect residential and business subscribers will be approximately (Pounds)640-(Pounds)670 per home in its franchise areas. Certain locations may require more or less capital depending upon household density, business density and penetration rates. The construction and development of the systems will depend on, among other things, the Company's ability to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. The exact amounts and timing of these expenditures could vary significantly with the actual number of subscribers and are subject to a variety of factors which may vary greatly by market and may be beyond the control of the Company. Accordingly, there can be no assurance that the amount of the funding actually required will not exceed the estimated amounts described above or that additional funding substantially in excess of the amounts estimated above will not be required. In addition, this amount includes various estimated inflation factors on certain components.

     Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years in the amount of approximately (Pounds)14.4 million (subject to adjustments for inflation). CableTel Northern Ireland Limited began making payments of (Pounds)1.2 million per month in January 1997. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen-year license. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of approximately (Pounds)104,188 (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license. Furthermore, if the Company were to make additional investments or acquire additional franchises, funding would be needed in addition to the anticipated funding requirements described above. If the Company's bid for one or more of the DTT multiplex licenses is successful, significant capital expenditures will be required to develop and implement DTT technology and equipment and to supply DTT services by July 1, 1998 or within one year of the grant of the license.

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

     In addition to its capital expenditures, the Company incurs direct operating costs for such items as salaries and office rent. As network installation progresses, the Company will incur increased sales and marketing expenses (including sales commissions). Since the Company does not produce most of its own programming, it purchases programming from suppliers whose charges may exceed 65% of cable television revenues in the early years. The Company also incurs charges from other telecommunications systems in order to interconnect with the worldwide telephone network.

     The Company is highly leveraged. At December 31, 1996, (as adjusted for the issuance of the 10% Senior Notes and the Redeemable Preferred Stock) the Company's total long term indebtedness would have been approximately $2.2 billion, representing 87% of total capitalization. A substantial portion of that indebtedness is comprised of convertible subordinated notes and senior deferred coupon notes issued by the Company. The following table summarizes the terms of those notes.

                                    7%                7-1/4%               11-1/2%               12-3/4%             10-7/8%
                               CONVERTIBLE         CONVERTIBLE         SERIES B SENIOR       SERIES A SENIOR     SENIOR DEFERRED
                              SUBORDINATED        SUBORDINATED        DEFERRED COUPON       DEFERRED COUPON          COUPON
                                 NOTES               NOTES                 NOTES                 NOTES                NOTES
                           --------------------------------------------------------------------------------------------------------
Net Proceeds ($)              267,437,000         186,065,000         582,000,000         145,125,000             119,797,000

Issue Date                   June 12, 1996       April 20, 1995      January 30, 1996    April 20, 1995         October 7, 1993

Issue Price/1/                     100%                100%               57.155%             53.995%                58.873%

Aggregate Principal
  Amount at maturity ($)      275,000,000         191,750,000       1,050,000,000         277,803,500             212,000,000

Maturity Date                June 15, 2008       April 15, 2005      February 1, 2006    April 15, 2005         October 15, 2003

Yield or Interest Rate/2/          7%               7-1/4%               11-1/2%             12-3/4%               10-7/8%

Interest or Dividend
  Payment Dates               June 15 and         April 15 and         February 1 and      April 15 and           April 15 and
                              December 15          October 15            August 1            October 15             October 15
                             from 12-15-96       from 10-15-95         from 8-1-01         from 10-15-00          from 4-15-99

Earliest Optional
  Redemption Date/4/         June 15, 1999       April 15, 1998      February 1, 2001    April 15, 2000         October 15, 1998

Redemption Price (%)/5/     104.9 (1999) to    105.08 (1998) to      105.75 (2000) to    103.64 (2000) to       103.107 (1998) to
                              100 (2006)        100.73 (2004)           100 (2003)          100 (2002)              100 (2000)

Conversion Price ($)/6/         37.875              27.56                  N/A                 N/A                      N/A

Senior/Subordinated          Subordinated       Subordinated             Senior              Senior                   Senior
                                                       REDEEMABLE
                                      10%               PERERRED
                                   SENIOR NOTES          STOCK
                                ----------------------------------------
Net Proceeds ($)                  389,000,000            96,625,000

Issue Date                      February 7, 1997       February 7, 1997

Issue Price/1/                       100%                   100%

Aggregate Principal
  Amount at maturity ($)          400,000,000           100,000,000

Maturity Date                   February 15, 2007      February 15, 2009

Yield or Interest Rate/2/             10%                    13%

Interest or Dividend
  Payment Dates                  February 15 and         May 15, August
                                   August 15            15, November 15
                                  from 8-15-97           and February 15
                                                         from 5-15-97(3)
Earliest Optional
  Redemption Date/4/            February 15, 2002      February 15, 2002

Redemption Price (%)/5/           105 (2002) to        106.5 (2002) to
                                   100 (2005)            100 (2005)

Conversion Price ($)/6/               N/A                   N/A

Senior/Subordinated                  Senior                 N/A

     1.   Percent of aggregate principal amount at maturity.
     2.   Percent per annum.
     3. Dividend Payments on the Redeemable Preferred Stock ("Preferred Stock") are payable in cash or additional shares of Preferred Stock, at the Company's option. From 5-15-04, dividend payments are payable in cash.
     4.   This is the first date when redeemable at the Company's option.
     5. Expressed as a percentage of principal amount plus, in each case, accrued and unpaid interest or dividends thereon to the applicable redemption date.
     6. This is the conversion price per share of the Company's common stock, adjusted for the four-for-three stock split in August 1995 and subject to furhter adjustments in certain events.

     The Company currently expects that cash on hand and cash equivalents as of December 31, 1996 of approximately $446 million plus the aggregate proceeds of $486 million from the issuance of the 10% Senior Notes and the Redeemable Preferred Stock in February 1997 should be sufficient to meet those obligations of the Company and its subsidiaries falling due in 1997 (including the costs of network construction, development and expansion of NTL Group Limited business, debt service, joint venture obligations and the payment of up to (Pounds)35 million deferred consideration in respect of NTL Group Limited due in May 1997). To the extent that such cash on hand is insufficient to meet NTL Group Limited's actual working capital and capital expenditure requirements, either the planned development and expansion of the Company's national telecoms network could be curtailed or additional funding will be necessary.

     The Company has recently resumed discussions with commercial banks regarding the arrangement of certain potential credit facilities in varying amounts up to an aggregate of (Pounds)500 million (the "Potential Credit Facilities"). The arrangement of the Potential Credit Facilities is subject to the satisfaction of a number of significant conditions, including, among other things, (i) reaching an agreement in principle regarding the terms of the Potential Credit Facilities, (ii) the banks' credit committee approval, (iii) the negotiation and execution of definitive credit agreements and related documents satisfactory to the Company and the banks, (iv) the completion of due diligence satisfactory to the banks and (v) nothing occurring or arising which might adversely affect the banks' ability to syndicate the Potential Credit Facilities. The Company can give no assurance that any such conditions will be satisfied or that the Potential Credit Facilities will be entered into on acceptable commercial terms or at all.

     The Company expects that the Potential Credit Facilities will contain various covenants, including financial covenants restricting changes of control (or making such an event of default) and limiting various other activities that the borrowing group may otherwise engage in, in particular, restricting the payment of dividends or distributions by the borrowing group to the Company and its other subsidiaries if an event of default under the Potential Credit Facilities has occurred and is continuing and restricting the payments of such dividends to a portion of excess cash flow. Indebtedness under each of the Potential Credit Facilities is expected to be incurred by each member of the relevant borrowing group and to be secured and guaranteed in a manner to be agreed with the banks.

     The Company estimates that, whether or not the Potential Credit Facilities are obtained and fully drawn, significant amounts of additional funding will be required to meet obligations of the Company and its subsidiaries falling due after 1997. The Company currently intends to obtain such additional funding from further debt and/or equity financings and funds internally generated by the operations of the Company's subsidiaries. The Company does not have any firm plans for any such financings at this time. The substantial costs of network construction and debt service will result in a negative cash flow until an adequate customer base is established.

     There can be no assurance that (i) the Potential Credit Facilities will be obtained (or be available on acceptable terms), (ii) any other financings will be consummated or available on acceptable terms, (iii) actual construction costs will not exceed the amount estimated above or that additional funding substantially in excess of the amounts estimated above will not be required,
(iv) conditions precedent to advances under the NTLIH Revolving Facility (see below under "The NTL Group Limited Acquisition"), the Potential Credit Facilities or any other credit facility will be satisfied when funds are required, (v) the Company will not acquire additional franchises or businesses that would require additional capital, (vi) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations as they fall due when required,
(vii) the Company will be able to access such cash flow or (viii) the Company's subsidiaries will not incur losses from their exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations. The Company does not have any firm additional financing plans to address any of the foregoing situation at this time.

     The inability of the Company to obtain the Potential Credit Facilities or secure additional financing could result in the Company and/or its subsidiaries defaulting on their respective obligations, all the indebtedness of the Company and its subsidiaries becoming immediately due and repayable and failure to comply with the minimum build milestones set forth in its licenses leading to the revocation of those licenses.

     The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon the receipt of sufficient funds from its subsidiaries to meet its own obligations. Accordingly, the Company's ability to make scheduled interest and principal payments (or any other payments that may become payable) when due to holders of indebtedness of the Company and the Company's ability to pay cash dividends to its stockholders is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted in the manner described in the next two paragraphs.

     Each of the Company's subsidiaries which is a Delaware corporation is permitted to pay dividends on its capital stock, under the Delaware General Corporation Law (the "DGCL") only out of its surplus or, in the event it has no surplus, out of its net profits for the fiscal year in which the dividend is declared or the immediately preceding fiscal year. Each of the Company's subsidiaries which is a United Kingdom company is, under applicable United Kingdom law, prohibited from paying dividends unless such payments are made out of profits available for distribution (which consist of accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital duly made). The Company's United Kingdom subsidiaries (excluding NTL Group Limited and its subsidiaries) do not currently have such profits and are not expected to have any such profits for the foreseeable future. In addition, the United Kingdom may impose a withholding tax on payments of interest and advance corporation tax on distributions of interest, dividends or otherwise by United Kingdom subsidiaries of the

Company. In light of the Company's strategy of continued growth, in part through acquisitions, the Company and its subsidiaries may incur substantial indebtedness in the future.

     The terms of existing and future indebtedness of the Company's subsidiaries (including the Potential Credit Facilities) may limit the payment of dividends, loans or other distributions to the Company. In particular, the loan facilities arranged to finance approximately (Pounds)200 million of the purchase price of NTL Group Limited prohibit NTLIH (defined below), the wholly-owned subsidiary of the Company which purchased NTL Group Limited and its subsidiaries, from paying dividends to the Company unless certain cash flow targets are met and, if such targets are met, require that 50% of all Excess Cash Flow of NTLIH and its subsidiaries must be applied to prepay amounts outstanding under the long term facility of (Pounds)140 million (the "Long Term Facility") comprised in the NTLIH facilities. See "The NTL Group Limited Acquisition."

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

     In addition, the Company will encounter currency exchange rate risks which could be material relative to funding United Kingdom operations and to revenues. To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in dollars. At December 31, 1996, the Company had invested approximately $335,000,000 in pounds sterling money market instruments and cash accounts to reduce this risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurances that the provisions governing the indebtedness of the Company and its subsidiaries would permit such transactions, and, if such provisions do permit such transactions, that they will be successful in preventing shifts in the currency exchange rates from having a material adverse effect on the Company.

     The information in the preceding paragraphs includes projections; in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. The failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligations to update these projections to reflect actual results, changes in assumptions or changes in other factors affecting such projections.

THE NTL GROUP LIMITED ACQUISITION

     In May 1996, NTL Investment Holdings Limited ("NTLIH"), a wholly-owned subsidiary of the Company, acquired all the issued shares of NTL Group Limited for payments of approximately (Pounds)204 million (the "Initial Payment") at closing, (Pounds)17.1 million in October 1996 and (Pounds)35 million (subject to reduction) in May 1997. NTL Group Limited provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. To finance a substantial portion of the purchase price for NTL Group Limited , a syndicate of lenders made available senior secured loan facilities (the "A Facilities" ) of a maximum principal amount of (Pounds)165 million comprised of (i) the Term Loan Facility of (Pounds)140 million and (ii) the Revolving Facility of (Pounds)25 million. The Term Loan Facility was fully drawn to finance a portion of the Initial Payment or refinance monies used to pay a portion of the Initial Payment including related acquisition expenses.

     Up to (Pounds)25 million is expected to be available under the Revolving Facility for capital expenditure and working capital purposes of NTLIH's group, subject to satisfaction of a number of significant conditions, including the receipt of subordinated debt or equity from the Company. Up to (Pounds) 2 million of the Revolving Facility is available by way of standby letters of credit to guarantee overdraft and other working capital facilities made available by any clearing banks to

NTLIH. At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Term Loan Facility.

     All amounts outstanding under the Term Loan Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loans and will increase year to year. Final repayment of the Term Loan Facility is due on December 31, 2002.

     Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of NTLIH and certain of its subsidiaries. As of December 31, 1996, the effective rate was 7.972%. Interest is payable either monthly, quarterly or semiannually, at the option of NTLIH.

     The A Facilities are secured by guarantees from NTL Group Limited and certain of its subsidiaries and by first ranking fixed and floating charges over the present and future assets (subject to certain exceptions) of NTLIH, NTL Group Limited and certain of its subsidiaries.

     One of the lenders also made available to NTLIH a secured loan facility of (Pounds)60 million ("the Bridge Facility") to finance most of the remainder of the Initial Payment and acquisition costs and expenses due at closing. The Bridge Facility was repaid in full in August 1996.

     The NTLIH facilities contain various covenants and conditions including, among other things, a covenant prohibiting dividends and distributions by NTLIH to the Company unless certain cash flow targets are met and, if such targets are met, requiring 50% of all Excess Cash Flow to be applied to repay amounts outstanding under the A Facilities.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     Cash used in operating activities was $21,405,000 in 1996 and $10,147,000 in 1995. The increase is primarily due to the significant increase in the net loss, which was offset by non-cash charges and changes in operating assets and liabilities.

     Purchases of fixed assets were $505,664,000 in 1996 and $445,550,000 in 1995 as a result of increased fixed asset purchases and construction in 1996.

     Cash provided by financing activities was $1,085,404,000 in 1996 primarily due to the proceeds from the NTLIH Facilities of $312,320,000, the 11-1/2% Notes of $600,128,000 and the 7% Convertible Subordinated Notes of $275,000,000, net of financing costs incurred of $41,258,000. Principal payments in 1996 consist of the repayment of the (Pounds)60,000,000 ($93,696,000) NTLIH Bridge Facility and the repayment of the subsidiary bank loan of (Pounds)1,016,000 ($1,587,000). In 1996, one of the Company's joint ventures borrowed (Pounds)30,000,000 from the Company and (Pounds)20,000,000 from the minority interest holder in the joint venture. The proceeds from borrowings from minority partner of $31,232,000 are the result of the cash received from the minority interest holder for the loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                       1996
                                                                THREE MONTHS ENDED
                                              ----------------------------------------------------------------
                                                  MARCH 31      JUNE 30       SEPTEMBER 30       DECEMBER 31
                                              ----------------------------------------------------------------
Revenues                                          $18,434       $47,783          $77,256           $84,870
Operating loss                                    (28,183)      (33,751)         (44,390)          (51,309)
Net loss                                          (42,724)      (59,158)         (74,070)          (78,502)
Net loss per common share                          (1.41)         (1.95)           (2.35)            (2.45)

                                                                       1995
                                                                THREE MONTHS ENDED
                                              ----------------------------------------------------------------
                                                  MARCH 31      JUNE 30       SEPTEMBER 30       DECEMBER 31
                                              ----------------------------------------------------------------
Revenues                                          $   4,633     $  5,865        $   8,555          $14,688
Operating loss                                      (14,709)     (18,374)         (23,156)         (36,887)
Net loss                                            (13,466)     (18,219)         (25,793)         (33,307)
Net loss per common share                            (0.45)        (0.60)           (0.85)           (1.10)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     Not applicable.

                                   PART III
                                   --------

ITEMS 10, 11, 12, and 13.
-------------------------

     The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
-------   -----------------------------
          SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------


     (a)(1) Financial Statements - See list of Financial Statements on page F-1.

     (2) Financial statement schedules - see list of Financial Statement Schedules on page F-1.

     (3)    Exhibits - See Exhibit Index on page 75.

     (b) During the fourth quarter of 1996, the Company filed Current Reports on Form 8-K dated October 1 (filed October 1) 1996, October 8
            (filed October 9) 1996 and December 19 (filed December 20) 1996.

     (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                 EXHIBIT INDEX

Exhibit No.
-----------

     2.1 Amended and Restated Agreement of Reorganization and Plan of Merger, dated as of May 28, 1993, among the Company, OCOM and CableTel Merger Inc. (Incorporated by Reference to Exhibit 2, Registration File No. 33-63570)

     2.2 Deed of Irrevocable undertaking dated March 28, 1996 by and among Addroute Limited, certain shareholders in the NTL Group Limited NTL Group Limited and the Company (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-1010).

     2.3 Form of Offer Document dated March 28, 1996 of Addroute Limited for NTL Group Limited (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-1010).

     2.4 Deed of Adjustment dated March 28, 1996 by and among Addroute Limited and Mercury Asset Management plc. (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-
            1010).

     2.5 Share Exchange Agreement, dated as of August 30, 1996, by and among the Company, B/G Co., Booth American Company, Columbia Management, Inc. and Robert T. Goad (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-16751).

     2.6 Share Purchase Agreement, dated October 7, 1996, by and among the Company, South Wales Electricity plc and Swalec Telco Investment Limited (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-16751).

     3.1 Restated Certificate of Incorporation. (Incorporated by reference from the Company's Registration Statement on Form S-3, Registration File No. 333-07879)

     3.1(a) Certificate of Ownership and Merger, dated as of March 26, 1997
            (Incorporated by reference to Company's form 8-K, dated and filed with the Commission on March 26, 1997).

      3.2 Restated By-Laws (Incorporated by Reference to Exhibit 3.2, Registration No. 33-63570)

      4.1   Specimen of Common Stock Certificate (Incorporated by Reference to
            Exhibit 4.1, Registration File No. 33-63570)

     4.2 Warrant Agreement dated February 14, 1996 between the Company and Chemical Bank as Warrant Agent (Incorporated by Reference to the Registrant Company's Registration Statement on Form S-4, File No. 333-00118)

     4.3    Form of Warrant to Purchase Common Stock (included in Exhibit 4.2)

     4.4 Indenture dated as of October 1, 1993 by and between the Company and Chemical Bank with respect to the 10-7/8% Senior Notes (Incorporated by Reference to Exhibit 4.1, Registration File No. 33-63572)

     4.5 Indenture dated as of April 20, 1995 by and between the Company and Chemical Bank as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by Reference from the Registrant Company's Registration Statement on Form S-4, File No. 33-92794)

     4.6 Indenture dated as of January 30, 1996 by and between the Company and Chemical Bank as Trustee, with respect to the 11-1/2% Senior Notes (Incorporated by Reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

     4.7 First Supplemental Indenture dated as of January 22, 1996 by and among the Company and Chemical Bank, as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by Reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

     4.8 First Supplemental Indenture dated as of January 23, 1996 by and among the Company and Chemical Bank, as Trustee, with respect to the 10-7/8% Notes (Incorporated by Reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

     4.9 Indenture, dated as of February 12, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes.

     4.10 Certificate of Designation, dated February 12, 1997, with respect to the 13% Preferred Stock.

     4.10(a)Certificate of Designation, dated October 7, 1996, in respect of the Company's Series A Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K, filed on October 9, 1996).

     4.11 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 10% Senior Notes.

     4.12 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 13% Senior Notes.

     4.13   Form of Preferred Stock

     4.14 Indenture, dated as of June 12, 1996, by and between the Company and Chemical Bank, as Trustee, with respect to the 7% Convertible Notes (Incorporated by Reference from the Company's Registration Statement on Form S-3, File No. 333-07879)

     4.15 Registration Rights Agreement, dated June 12, 1996, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc, with respect to the 7% Convertible Notes (Incorporated by Reference from the Company's Registration Statement on Form S-3, File No. 33-07879)

     4.16 Indenture, dated as of April 20, 1995, by and among the Company and Chemical Bank, as Trustee, with respect to the 7-1/4% Convertible Notes (Incorporated by Reference from the Company's Registration Statement on Form S-3, File No. 333-92792)

     4.17 Registration Agreement, dated April 12, 1995, by and among the Company and Salomon Brothers Inc, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co., with respect to the 7-1/4% Convertible Notes (Incorporated by Reference from the Company's Registration Statement on Form S-3, File No. 333-92792)

     4.18 Rights Agreement entered into by the Company and Continental Stock Transfer & Trust Company (Incorporated by Reference to Exhibit 4.2, Registration No. 33-63570)

     10.1 Compensation Plan Agreement - International CableTel, Inc. 1993 Stock Option Plan (Incorporated by Reference to Exhibit 10.8, Registration File No. 33-63570)

     10.2 Compensation Plan Agreement - International CableTel, Inc. 1993 Non-Employee Stock Option Plan (Incorporated by Reference to Exhibit
            10.9 Registration File No. 33-63570)

     10.3 Compensation Plan Agreement - OCOM Corporation 1991 Stock Option Plan. (Incorporated by Reference to Exhibits 10.10, File No. 33-63570)

     10.4 Form of Non-Compete Agreement (Incorporated by Reference to Exhibits 10.7, Registration File No. 33-63570)

     10.5 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 33-92794).

     10.6 The A Facilities Agreement, dated March 28, 1996, by and among Addroute Limited, Chase Investment Bank Limited and The Chase Manhattan Bank, N.A. (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-1010).

     10.7 The B Facility Agreement, dated March 28, 1996, by and among Addroute Limited, Chase Investment Bank Limited and The Chase Manhattan Bank, N.A. (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-1010).

     11     Statement re-computation of per share earnings

     21     Subsidiaries of the Registrant

     23.1   Consent of Ernst & Young LLP

     27     Financial Data Schedule

     99.1 Prescribed Diffusion Service License, dated July 21, 1987, issued to British Cable Services Limited (now held by CableTel Surrey and Hampshire Limited) for the area of West Surrey and East Hampshire, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.2 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Inverclyde, Scotland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.3 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Bearsden and Milngavie, Scotland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.4 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Paisley and Renfrew, Scotland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.5 Prescribed Diffusion Service License, dated July 10, 1984, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of North Glasgow and Clydebank, Strathclyde, Scotland (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.6 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Greater Glasgow, Scotland(Incorporated by Reference to Registrant (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.7 Prescribed Diffusion Service License, dated December 3, 1990, issued to Newport Cablevision Limited (renamed CableTel Newport) for the area of Newport, Wales(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.8 Prescribed Diffusion Service License, dated December 3, 1990, issued to Cable and Satellite Television Holdings Ltd (renamed CableTel West Glamorgan Limited) for the area of West Glamorgan,
            Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.9 Prescribed Diffusion Service License, dated December 3, 1990, issued to British Cable Services Limited for the area of Cardiff and Penarth, Wales (now held by CableTel Cardiff Limited) (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.10 Prescribed Diffusion Service License, dated December 3, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the area of Huddersfield and Dewsbury, West Yorkshire, England (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.11 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the area of Broxbourne and East Hertfordshire, England (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.12 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company Ltd (renamed CableTel Central Hertfordshire Limited) for the area of Central Hertfordshire, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.13 Prescribed Diffusion Service License, dated March 26, 1990, issued to CableVision Bedfordshire Limited (renamed CableTel Bedfordshire Ltd.) for the area of Luton and South Bedfordshire (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.14 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision North Bedfordshire Ltd (renamed CableTel North Bedfordshire Ltd.) for the area of North Bedfordshire, England (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.15 Local Delivery Service License, dated October 2, 1995, issued to CableTel Northern Ireland Limited for Northern Ireland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.16 Local Delivery Service License, dated December 6, 1995, issued to CableTel South Wales Limited for Glamorgan and Gwent, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.17 Local Delivery Service License, dated March 13, 1991, issued to Maxwell Cable TV Limited for Pembroke Dock, Dyfed, Wales (now held by Metro South Wales Limited)(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.18 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Camarthen, Wales (now held by Metro South Wales Limited)(Incorporation by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.19 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Milford Haven, Wales (now held by Metro South Wales Limited)(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.20 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Cwmgors (Amman Valley), West Glamorgan, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.21 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Ammanford, West Glamorgan, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.22 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Brecon, Gwent, Wales (Incorporated by Reference to the Company's

            Form 8-K, filed with the Commission on March 19, 1996)

     99.23 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Haverfordwest, Preseli, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.24 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Neyland, Preseli, Wales (now held by Metro South Wales Limited)(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.25 License, dated January 11, 1991, issued to Cablevision Communications Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the Hertford, Cheshunt and Ware (Lea Valley) cable franchise, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.26 License, dated December 8, 1990, issued to Cablevision Communications Company Limited for Central Hertfordshire (renamed CableTel Central Hertfordshire Limited), England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.27 License, dated August 23, 1989, issued to Cablevision Bedfordshire Limited for Bedford and surrounding areas, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.28 License, dated January 9, 1991, issued to Cablevision North Bedfordshire Ltd for North Bedfordshire, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.29 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Inverclyde Cable Franchise, Scotland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.30 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Bearsden and Milngavie Cable Franchise, Scotland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.31 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Paisley and Renfrew Cable Franchise, Scotland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.32 License, dated June 7, 1985, issued to Clyde Cablevision Ltd (renamed CableTel Glasgow) for North West Glasgow and Clydebank, Scotland(Incorporated by

            Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.33 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Greater Glasgow cable franchise, Scotland(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.34 License, dated October 13, 1993, issued to Insight Communications Cardiff Limited (renamed CableTel Cardiff Limited) for Cardiff, Wales(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.35 License, dated January 22, 1991, issued to Newport Cablevision Limited (renamed CableTel Newport), for Newport Cable franchise Wales(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.36 License, dated May 18, 1990, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan) for West Glamorgan, Wales(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.37 License, dated December 20, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the Huddersfield and Dewsbury cable franchise, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.38 License, dated October 13, 1993, issued to Insight Communications Guildford Limited (renamed CableTel Surrey and Hampshire Limited) for the West Surrey/East Hampshire (Guildford) Cable Franchise, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.39 License, dated January 20, 1995, issued to CableTel Bedfordshire Ltd. for the area of South Bedfordshire, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.40 License, dated January 20, 1995, issued to CableTel North Bedfordshire Ltd. for the area of Bedford, England(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.41 License, dated January 20, 1992, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan Limited) for the area of Swansea, Neath and Port Talbot, Wales(Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.42 License, dated January 20, 1995, issued to Cabletel Hertfordshire Ltd. for the area of Hertford, Cheshunt and Ware (Lea Valley), England (Incorporated by Reference to the

            Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.43 License, dated January 20, 1995, issued to Cabletel Central Hertfordshire Ltd. for the area of Central Hertfordshire, England (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.44 License, dated July 21, 1995, issued to CableTel Kirklees (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.45 License, dated June 8, 1995, issued to CableTel Bedfordshire Ltd. (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.46 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Neyland, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.47 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Cwmgors, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.48 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Ammanford, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.49 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Carmarthen, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.50 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Haverfordwest, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.51 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Pembroke Dock, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.52 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Milford Haven, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

     99.53 License, dated October 27, 1995, issued to CableTel South Wales Limited for the area of Glamorgan and Gwent, Wales (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996.

     99.54 License, dated January 26, 1996, issued to Cabletel South Wales Limited, for part of the Glamorgan area (Incorporated by Reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  March 27, 1997

     NTL INCORPORATED


     By:  /s/ J. Barclay Knapp
     --------------------------------------
        J. Barclay Knapp
        President, Chief Executive Officer
        and Chief Financial Officer
        (Principal Executive and Principal
            Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                             Title                       Date
---------                             -----                       ----

/s/ J. Barclay Knapp             President, Chief                 )
--------------------------
J. Barclay Knapp                 Executive Officer and            )
                                 Chief Financial Officer          )
                                 (Principal Executive and         )
                                 Principal Financial
                                 Officer)

                                                                  )
                                                                  )
/s/ George S. Blumenthal         Chairman of the Board            )
--------------------------                                        ) March 27, 1997
George S. Blumenthal             and Treasurer                    )
                                                                  )
                                                                  )
/s/ Gregg Gorelick               Vice President-Con-              )
--------------------------                                        )
Gregg Gorelick                   troller (Principal               )
                                 Accounting Officer)              )
                                                                  )
/s/ Sidney R. Knafel             Director                         )
--------------------------                                        )
Sidney R. Knafel                                                  )

                                                                  )
/s/ Ted H. McCourtney            Director                         )
--------------------------                                        )
Ted H. McCourtney                                                 )
                                                                  )
                                                                  )
                                                                  )
/s/ Del Mintz                    Director                         )
--------------------------                                        )
Del Mintz                                                         )
                                                                  )
                                                                  )
                                                                  )
/s/ Alan J. Patricof             Director                         )  March 27, 1997
--------------------------                                        )
Alan J. Patricof                                                  )
                                                                  )
                                                                  )
                                                                  )
/s/ Warren Potash                Director                         )
--------------------------                                        )
Warren Potash                                                     )
                                                                  )
                                                                  )
/s/ Michael S. Willner           Director                         )
--------------------------                                        )
Michael S. Willner

                        Form 10-K--Item 14(a)(1) and (2)

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

                   Index of Consolidated Financial Statements
                        and Financial Statement Schedule

The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

Report of Independent Auditors........................................   F-2
Consolidated Balance Sheets--December 31, 1996 and 1995...............   F-3
Consolidated Statements of Operations--Years ended
   December 31, 1996, 1995 and 1994...................................   F-5
Consolidated Statement of Shareholders' Equity--Years ended
   December 31, 1996, 1995 and 1994...................................   F-6
Consolidated Statements of Cash Flows--Years ended
   December 31, 1996, 1995 and 1994...................................   F-7
Notes to Consolidated Financial Statements............................   F-9


The following consolidated financial statement schedule of NTL Incorporated and Subsidiaries is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts........................   F-34

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         Report of Independent Auditors

The Board of Directors and Shareholders
NTL Incorporated

We have audited the consolidated balance sheets of NTL Incorporated (formerly International CableTel Incorporated) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       ERNST & YOUNG LLP

New York, New York
March 27, 1997

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


                           Consolidated Balance Sheets

                                                                                        December 31
                                                                                1996                  1995
                                                                       -----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                              $   445,884,000      $    175,283,000
   Accounts receivable--trade, less allowance for doubtful accounts
      of $3,870,000 (1996) and $767,000 (1995)                                 57,887,000             7,340,000
   VAT receivable                                                              16,992,000            17,464,000
   Other                                                                       20,278,000             5,050,000
                                                                       -----------------------------------------
Total current assets                                                          541,041,000           205,137,000

Cash held in escrow                                                                     -             1,598,000
Fixed assets, net                                                           1,459,528,000           639,674,000
Intangible assets, net                                                        392,933,000           137,578,000
Other assets, net of accumulated amortization
   of $21,789,000 (1996) and $9,537,000  (1995)                                61,109,000            26,682,000
                                                                       -----------------------------------------
Total assets                                                              $ 2,454,611,000      $  1,010,669,000
                                                                       =========================================

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

                     Consolidated Balance Sheets (continued)

                                                                                             December 31
                                                                                     1996                   1995
                                                                          -------------------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                          $     57,960,000       $     50,848,000
   Accrued expenses and other                                                     101,228,000             34,914,000
   Accrued construction costs                                                      62,723,000             14,543,000
   Deferred revenue                                                                16,491,000              2,188,000
   Deferred purchase price                                                         60,537,000                      -
   Current portion of long-term debt                                                        -             26,516,000
                                                                          -------------------------------------------
Total current liabilities                                                         298,939,000            129,009,000

Long-term debt                                                                  1,732,168,000            513,026,000
Other                                                                                 459,000                661,000
Commitments and contingent liabilities
Deferred income taxes                                                              94,931,000                      -
Minority interests                                                                          -             28,716,000

Shareholders' equity:
   Series preferred stock--$.01 par value;
      authorized 2,500,000 shares; issued and outstanding 780 shares
      (1996) and none (1995)                                                                -                      -
   Common stock--$.01 par value; authorized 100,000,000 shares; issued
      and outstanding 32,066,000 (1996) and 30,202,000 (1995) shares                  321,000                302,000
   Additional paid-in capital                                                     548,647,000            462,223,000
   Cumulative translation adjustment                                              163,141,000              6,273,000
   (Deficit)                                                                     (383,995,000)          (129,541,000)
                                                                          -------------------------------------------
                                                                                  328,114,000            339,257,000
                                                                          -------------------------------------------
Total liabilities and shareholders' equity                                   $  2,454,611,000       $  1,010,669,000
                                                                          ===========================================

See accompanying notes.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

                     Consolidated Statements of Operations

                                                                            Year ended December 31
                                                                  1996               1995               1994
                                                         --------------------------------------------------------
Revenues
Network services                                            $  110,222,000      $           -      $          -
Telecommunications                                              69,893,000         19,928,000         9,267,000
Cable television                                                40,900,000         13,813,000         4,478,000
Other                                                            7,328,000                  -                 -
                                                         --------------------------------------------------------
                                                               228,343,000         33,741,000        13,745,000

Costs and expenses
Operating expenses                                             144,315,000         24,415,000         7,827,000
Selling, general and administrative expenses                   114,992,000         57,932,000        19,468,000
Franchise fees                                                  13,117,000                  -                 -
Corporate expenses                                              14,899,000         14,697,000         8,422,000
Depreciation and amortization                                   98,653,000         29,823,000        17,916,000
                                                         --------------------------------------------------------
                                                               385,976,000        126,867,000        53,633,000
                                                         --------------------------------------------------------
Operating (loss)                                              (157,633,000)       (93,126,000)      (39,888,000)

Other income (expense)
Interest and other income                                       33,634,000         21,185,000        18,403,000
Interest expense                                              (137,032,000)       (28,379,000)      (11,410,000)
Foreign currency transaction gains                               2,408,000             84,000         2,062,000
                                                         --------------------------------------------------------
(Loss) before income taxes and minority interests             (258,623,000)      (100,236,000)      (30,833,000)
Income tax benefit (provision)                                  (7,653,000)         2,477,000        (1,630,000)
                                                         --------------------------------------------------------
(Loss) before minority interests                              (266,276,000)       (97,759,000)      (32,463,000)
Minority interests                                              11,822,000          6,974,000         2,890,000
                                                         --------------------------------------------------------
Net (loss)                                                $   (254,454,000)     $ (90,785,000)    $ (29,573,000)
                                                         ========================================================

Net (loss) per common share                                         $(8.20)            $(3.01)            $(.98)
                                                         ========================================================

Weighted average number of common shares used in
   computation of net (loss) per share                          31,041,000         30,190,000        30,175,000
                                                         ========================================================

See accompanying notes.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

                 Consolidated Statement of Shareholders' Equity

                                        Common Stock--                  Series
                                        $.01 Par Value             Preferred Stock       Additional      Cumulative
                                   --------------------------------------------------     Paid-In        Translation
                                   Shares             Par        Shares          Par      Capital        Adjustment      (Deficit)
                                   -------------------------------------------------------------------------------------------------

Balance, December 31, 1993          22,622,000     $226,000                             $462,166,000  $     (807,000) $  (9,183,000)
Exercise of stock options               13,000                                                31,000
Net loss for the year ended                                                                                             (29,573,000)
   December 31, 1994
Currency translation adjustment                                                                           13,674,000
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 1994          22,635,000      226,000                              462,197,000      12,867,000    (38,756,000)
Exercise of stock options               20,000        1,000                                  101,000
Stock split                          7,547,000       75,000                                  (75,000)
Net loss for the year ended                                                                                             (90,785,000)
   December 31, 1995
Currency translation adjustment                                                                           (6,594,000)
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 1995          30,202,000      302,000                              462,223,000       6,273,000   (129,541,000)
Exercise of stock options              396,000        4,000                                1,362,000
Exercise of warrants                    53,000        1,000                                  298,000
Issuance of warrants in connection
   with consent solicitations                                                              1,641,000
Shares issued for acquisitions       1,415,000       14,000         780    $        -     83,123,000
Net loss for the year ended
   December 31, 1996                                                                                                   (254,454,000)
Currency translation adjustment                                                                          156,868,000
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 1996          32,066,000     $321,000         780    $        -   $548,647,000  $  163,141,000  $(383,995,000)
                                   =================================================================================================

See accompanying notes.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                       Year ended December 31
                                                            1996               1995               1994
                                                        ----------------------------------------------------
Operating activities
Net loss                                                $(254,454,000)     $ (90,785,000)     $ (29,573,000)
Adjustment to reconcile net loss to net cash
   (used in) operating activities:
      Depreciation and amortization                        98,653,000         29,823,000         17,916,000
      Amortization of non competition agreements            2,906,000          3,256,000          3,144,000
      Provision for losses on accounts receivable           2,597,000            709,000            444,000
      Minority interests                                  (11,822,000)        (6,974,000)        (2,890,000)
      Deferred income taxes                                 5,063,000                  -                  -
      Amortization of original issue discount             104,264,000         29,379,000         14,258,000
      Other                                                 8,578,000          6,229,000           (183,000)
      Changes in operating assets and liabilities,
       net of effect from business acquisitions:
           Accounts receivable                            (16,894,000)        (6,496,000)          (324,000)
           VAT receivable                                  (1,738,000)        (3,789,000)       (13,580,000)
           Other current assets                             8,366,000         (2,960,000)          (155,000)
           Other assets                                       (24,000)          (123,000)                 -
           Accounts payable                                (2,869,000)        20,583,000          5,876,000
           Accrued expenses and other                      34,358,000         19,213,000          2,599,000
           Deferred revenue                                   278,000          1,075,000            116,000
           Interest payable                                 1,333,000         (9,287,000)           124,000
                                                        ----------------------------------------------------
Net cash (used in) operating activities                   (21,405,000)       (10,147,000)        (2,228,000)

Investing activities
Purchase of fixed assets                                 (505,664,000)      (445,550,000)      (122,962,000)
Increase in other assets                                   (6,013,000)        (3,361,000)        (4,439,000)
Acquisitions of subsidiaries and minority interests,
      net of cash acquired                               (332,693,000)       (12,412,000)       (10,216,000)
Proceeds from sales of marketable securities                        -                  -         15,000,000
                                                        ----------------------------------------------------
Net cash (used in) investing activities                  (844,370,000)      (461,323,000)      (122,617,000)

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


                Consolidated Statements of Cash Flows (continued)

                                                                              Year ended December 31
                                                                   1996                1995               1994
                                                           --------------------------------------------------------
Financing activities
Proceeds from borrowings, net of financing costs              $1,146,190,000      $ 326,166,000      $   6,132,000
Principal payments                                               (95,283,000)        (9,963,000)        (4,146,000)
Cash held in escrow                                                1,600,000          2,810,000            (21,000)
Capital contribution from minority partner                                 -         12,626,000          6,132,000
Proceeds from borrowings from minority partner                    31,232,000         19,065,000                  -
Proceeds from exercise of stock options and warrants               1,665,000            102,000             31,000
                                                           --------------------------------------------------------
Net cash provided by financing activities                      1,085,404,000        350,806,000          8,128,000

Effect of exchange rate changes on cash                           50,972,000          1,345,000         11,222,000
                                                           --------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 270,601,000       (119,319,000)      (105,495,000)
Cash and cash equivalents at beginning of year                   175,283,000        294,602,000        400,097,000
                                                           --------------------------------------------------------
Cash and cash equivalents at end of year                      $  445,884,000      $ 175,283,000      $ 294,602,000
                                                           ========================================================

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive
 of amounts capitalized                                       $   27,595,000      $   1,735,000      $   1,068,000
Income taxes paid                                                    367,000          1,695,000            490,000

Supplemental schedule of noncash financing activities
Warrants issued in connection with consent solicitations           1,641,000                  -                  -
Common stock issued for acquisition                               34,137,000                  -                  -
Preferred stock issued for acquisition
 of minority interest, including notes payable
 to minority partner                                              49,000,000                  -                  -
Liabilities incurred in connection with acquisitions              81,906,000                  -                  -

See accompanying notes.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

                  Notes to Consolidated Financial Statements


1. Organization

NTL Incorporated (formerly International CableTel Incorporated) (the "Company"), through its subsidiaries and joint ventures, owns and operates television and radio broadcasting, cable television, telephone and telecommunications systems in the United Kingdom, and long distance telephone and microwave transmission businesses in the United States. The Company changed its name in March 1997. Based on revenues and identifiable assets, the Company's predominant line of business is television and radio broadcasting, cable television, telephone and telecommunications services in the United Kingdom.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The gains or losses resulting from the change in exchange rates have been reported separately as a component of shareholders' equity.

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $330,612,000 and $99,488,000 at December 31, 1996 and 1995, respectively, which consisted primarily of repurchase agreements and corporate commercial paper. At December 31, 1996 and 1995, $238,862,000 and $13,931,000, respectively, of such cash equivalents were denominated in British pounds sterling.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment--5 to 40 years and other equipment--3 to 22.5 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Intangible Assets

Intangible assets include goodwill and license acquisition costs. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, principally 30 years. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining life of the license as follows: cable television license - 7 to 12 years and telecommunications license - 23 years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its long-lived assets.

Other Assets

Other assets consist primarily of deferred financing costs and noncompetition agreements obtained in exchange for the issuance of warrants to purchase an aggregate of 899,000 shares of common stock. Deferred financing costs represent costs incurred relating to the issuance of debt and are amortized over the term of the related debt. The noncompetition agreements were valued at the difference between the fair market value of the common stock on the date of grant and the exercise price of the warrants. The noncompetition agreements are being expensed on a straight-line basis over the noncompetition period of primarily five years.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Capitalized Interest

Interest is capitalized as a component of the cost of fixed assets constructed. In 1996, 1995 and 1994, interest of $10,294,000, $12,183,000 and $3,906,000, respectively, was capitalized.

Revenue Recognition

Revenues are recognized at the time the service is provided to the customer.

Cable System Costs, Expenses and Revenues

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

Advertising Expense

The Company expenses the cost of advertising as incurred. Advertising costs were $22,727,000, $10,370,000 and $3,192,000 in 1996, 1995 and 1994, respectively.

Net (Loss) Per Share

Net (loss) per share is computed based on the weighted average number of common shares outstanding during the periods. Common stock equivalents are excluded from the net (loss) per share computations because they are antidilutive.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

3. Certain Significant Risk and Uncertainties

Need for Additional Financing

The Company will require additional financing in the future to complete the construction of the network in its United Kingdom franchises. There can be no assurance that the required financing will be obtainable on acceptable terms.

Requirements to Meet Build Milestones

The telecommunications license for each United Kingdom franchise contains specific construction milestones. Based on current network construction scheduling, the Company believes it will be able to satisfy its milestones in the future, but there can be no assurance that such milestones will be met. In the event that the Company is unable to meet the construction milestones required by any of its licenses, and is unable to obtain modifications to the milestones, the relevant licenses could be revoked.

Concentrations

The Company's television and radio broadcasting business is substantially dependent upon contracts with a small group of companies for the right to broadcast their programming, and upon a site sharing agreement for a large number of its transmission sites. The loss of any one of these contracts or the site sharing agreement could have a material adverse effect on the business of the Company.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

3. Certain Significant Risks and Uncertainties (continued)

Limited Access to Programming

The Company's ability to profitably provide cable television services is dependent on the Company's ability to obtain programming from suppliers at a reasonable cost. The Company is involved in a court proceeding with one of its suppliers regarding the Company's flexibility in choosing which programming to offer in its service packages. There can be no assurance that the Company's current programming will continue to be available on acceptable terms or at all.

Currency Risk

To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. In addition, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to much of the Company's existing indebtedness is payable in United States dollars.

4. Fixed Assets

Fixed assets consists of:

                                                 December 31
                                           1996                 1995
                                   ---------------------------------------
      Operating equipment             $1,080,135,000       $  424,019,000
      Other equipment                    197,368,000           39,717,000
      Construction-in-progress           305,372,000          218,044,000
                                   ---------------------------------------
                                       1,582,875,000          681,780,000
      Allowance for depreciation        (123,347,000)         (42,106,000)
                                   ---------------------------------------
                                      $1,459,528,000       $  639,674,000
                                   =======================================

5. Intangible Assets

Intangible assets consists of:

                                                     December 31
                                               1996              1995
                                          --------------------------------
      License acquisition costs, net of
        accumulated amortization of
        $34,894,000 (1996) and
        $22,789,000 (1995)                  $134,909,000     $137,578,000
      Goodwill, net of accumulated
       amortization of $5,986,000            258,024,000                -
                                          --------------------------------
                                            $392,933,000     $137,578,000
                                          ================================

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5. Intangible Assets (continued)

In October 1996, the Company acquired the remaining 40% interest it did not already own in CableTel Newport in exchange for 780 shares of the Company's Series A Preferred Stock. CableTel Newport owns and operates cable television, telephone and telecommunications franchises in South Wales. The Series A Preferred Stock was valued at $49,000,000, based on an appraisal as of the date of issuance. The fair value of the net tangible assets acquired of $67,710,000 exceeded the aggregate purchase price of $49,062,000 (including costs incurred of $62,000) by $18,648,000, which is classified as a reduction to license acquisition costs.

In September 1996, the Company acquired the remaining 30% minority interest of English Cable Enterprises, Inc. ("ECE") that the Company did not own, in exchange for 1,415,000 shares of its common stock. ECE, through its subsidiaries, owns four cable television, telephone and telecommunications licenses in the northern suburbs of London. The value of the shares, based on the market price on the date of issuance, of $34,137,000 plus costs incurred of $204,000 exceeded the fair value of the net tangible assets acquired by $28,649,000, which is classified as license acquisition costs.

In May 1996, an indirect wholly-owned subsidiary of the Company, NTL Investment Holdings Limited ("NTLIH"), acquired NTL Group Limited for payments of approximately (pound)204,000,000 at closing, (pound)35,000,000, subject to adjustments, on the first anniversary of closing and (pound)17,100,000 in October 1996. NTL Group Limited provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. NTLIH used (pound)200,000,000 from its bank facilities to finance the acquisition. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of NTL Group Limited have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of (pound)256,100,000 ($439,000,000) plus costs incurred of $3,700,000 exceeded the fair value of the net tangible assets acquired by $263,000,000, which is classified as goodwill.

In October 1995, CableTel South Wales Limited, a wholly-owned subsidiary of CableTel Newport, acquired the cable television business of Metro Cable TV Limited in South Wales ("Metro Wales"), and CableTel Central Hertfordshire Limited, a wholly-owned subsidiary of ECE, acquired the cable television business of Metro Cable TV Limited in Hertfordshire ("Metro Herts"), for an aggregate consideration of $12,125,000. These acquisitions have been accounted for as purchases, and, accordingly, the net assets and results of operations of Metro Wales and Metro Herts have been included in the

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5. Intangible Assets (continued)

consolidated financial statements from the date of acquisition. The aggregate purchase price exceeded the fair value of the net tangible assets acquired by $10,167,000, which is classified as license acquisition costs. In 1996, the Metro Wales license acquisition costs were reduced by $565,000.

The pro forma unaudited consolidated results of operations for the years ended December 31, 1996 and 1995 assuming consummation of the above mentioned transactions as of the beginning of the periods are as follows:

                                       Year ended December 31
                                       1996              1995
                                  ---------------------------------
            Total revenue          $289,638,000      $211,987,000
            Net loss               (265,180,000)     (118,897,000)
            Net loss per share            (8.31)            (3.76)

In March 1994, the Company acquired approximately 70% of ECE. The Company contributed $34,560,000 in cash and the minority owners contributed the licenses and related assets and liabilities. The ECE acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of ECE have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price, including the related costs to create the joint venture, exceeded the fair value of the net tangible assets acquired by $29,707,000, which is classified as license acquisition costs.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



6. Long-Term Debt

Long-term debt consists of:

                                                              December 31
                                                         1996             1995
                                                     ------------------------------
     10-7/8% Senior Deferred Coupon Notes
        ("10-7/8% Notes") (a)                         $175,368,000   $  157,748,000
     12-3/4% Series A Senior Deferred Coupon Notes
        ("12-3/4% Notes") (b)                          185,043,000      163,528,000
     11-1/2% Series B Senior Deferred Coupon Notes
        ("11-1/2% Notes) (c)                           665,257,000                -
     7-1/4% Convertible Subordinated Notes
        ("7-1/4 Convertible Notes") (d)                191,750,000      191,750,000
     7% Convertible Subordinated Notes
        ("7% Convertible Notes") (e)                   275,000,000                -
     Term Loan Facility (f)                            239,750,000                -
     Subsidiary bank loan (g)                                    -        1,576,000
     Subsidiary notes payable (h)                                -       24,940,000
                                                    -------------------------------
                                                     1,732,168,000      539,542,000
     Less current portion                                        -       26,516,000
                                                    -------------------------------
                                                    $1,732,168,000   $  513,026,000
                                                    ===============================

(a) In October 1993, the Company issued $212,000,000 aggregate principal amount of 10-7/8% Senior Deferred Coupon Notes due 2003. The 10-7/8% Notes were issued at a price to the public of 58.873% or $124,811,000. The Company incurred $5,019,000 in fees and expenses which is included in deferred financing costs. The original issue discount on the 10-7/8% Notes accretes at a rate of 10-7/8%, compounded semiannually, to an aggregate principal amount of $212,000,000 by October 15, 1998. Interest will thereafter accrue at 10-7/8% per annum, payable semiannually beginning on April 15, 1999. During 1996, 1995 and 1994, the Company recognized $17,620,000, $15,851,000 and $14,258,000, respectively, of the original issue discount as interest expense.

       The 10-7/8% Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries. The 10-7/8% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 15, 1998 at 103.107% the first year, 101.554% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption. The indenture governing the 10-7/8% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) dividend and other payment restrictions; and (iii) mergers, consolidations and sales of assets.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. Long-Term Debt (continued)

(b) In April 1995, the Company issued $277,803,500 aggregate principal amount of 12-3/4% Senior Deferred Coupon Notes due 2005. The 12-3/4% Notes were issued at a price to the public of 53.995% or $150,000,000. The Company incurred $6,192,000 in fees and expenses in connection with the issuance of 12-3/4% Notes which is included in deferred financing costs. The original issue discount accretes at a rate of 12-3/4%, compounded semiannually, to an aggregate principal amount of $277,803,500 by April 15, 2000. Interest will thereafter accrue at 12-3/4% per annum, payable semiannually beginning on October 15, 2000. During 1996 and 1995, the Company recognized $21,515,000 and $13,528,000, respectively, of original issue discount as interest expense.

       The 12-3/4% Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries, rank pari passu in right of payment with all senior unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 12-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2000 at 103.64% the first year, 101.82% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption. The indenture governing the 12-3/4% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

(c) In January 1996, the Company issued $1,050,000,000 aggregate principal amount of 11-1/2% Series B Senior Deferred Coupon Notes due 2006. The 11-1/2% Notes were issued at a price to investors of 57.155% of the aggregate principal amount at maturity or $600,127,500. The Company incurred $19,357,000 in fees and expenses in connection with the issuance of the 11-1/2% Notes which is included in deferred financing costs. The original issue discount accretes at a rate of 11-1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11-1/2% per annum, payable semiannually beginning on August 1, 2001. During 1996, the Company recognized $65,129,000 of original issue discount as interest expense.

       The 11-1/2% Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries, rank pari passu in right of payment with all senior unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 11-1/2% Notes may be redeemed at the

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


6. Long-Term Debt (continued)

       Company's option, in whole or in part, at any time on or after February 1, 2001 at 105.75% the first year, 102.875% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption. The indenture governing the 11-1/2% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

(d) In April and May 1995, the Company issued $191,750,000 principal amount of 7-1/4% Convertible Subordinated Notes due 2005. Interest payments began on October 15, 1995 and interest is payable every six months thereafter. The 7-1/4% Convertible Notes will mature on April 15, 2005. The 7-1/4% Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $27.56 per share, subject to adjustment. There are approximately 6,958,000 shares of common stock reserved for issuance upon the conversion of the 7-1/4 % Convertible Notes. The 7-1/4% Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1998, at a redemption price of 105.08% that declines annually to 100.73% in 2004, in each case together with accrued interest to the redemption date. The Company incurred $6,822,000 in fees and expenses in connection with the issuance of the 7-1/4% Convertible Notes, which is included in deferred financing costs.

(e) In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest payments began on December 15, 1996 and interest is payable every six months thereafter. The 7% Convertible Notes mature on June 15, 2008. The 7% Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. There are approximately 7,261,000 shares of common stock reserved for issuance upon conversion of the 7% Convertible Notes. The 7% Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $8,571,000 in fees and expenses in connection with the issuance of the 7% Convertible Notes, which is included in deferred financing costs.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


6. Long-Term Debt (continued)

(f) To finance the acquisition of NTL Group Limited, NTLIH entered into an agreement dated March 28, 1996 with a syndicate of lenders (the "Lenders") pursuant to which the Lenders made available to NTLIH senior secured loan facilities (the "A Facilities") of a maximum principal amount of (pound)165,000,000 comprised of: (i) a long term loan facility of (pound)140,000,000 (the "Term Loan Facility") and (ii) a revolving credit facility of (pound)25,000,000 (the "Revolving Facility"). One of the Lenders also agreed to make available to the NTLIH a secured loan facility of (pound)60,000,000 (the "Bridge Facility") to finance the remainder of the payment due at closing and acquisition costs and expenses due at closing. The Term Loan Facility and the Bridge Facility were used to finance the acquisition of NTL Group Limited including related acquisition expenses (an aggregate of (pound)200,000,000 or $342,500,000). The Bridge Facility was repaid in full in August 1996.

       The Revolving Facility is available until December 31, 1997 for capital expenditure and working capital purposes of NTLIH and subsidiaries. At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Term Loan Facility. All amounts outstanding under the Term Loan Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loan and will increase year to year. Final repayment of the Term Loan Facility is due on December 31, 2002.

       Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of NTLIH and certain of its subsidiaries. Interest is payable either monthly, quarterly or semiannually, at the option of NTLIH. The effective interest rate on the Term Loan Facility at December 31, 1996 was 7.972%.

       The A Facilities are secured by guarantees from NTL Group Limited and each of its subsidiaries and by first ranking fixed and floating charges over all the present and future assets of the NTLIH, NTL Group Limited and its subsidiaries. The A Facilities do not, therefore, provide for the Lenders to have recourse to assets of the Company other than to the assets of NTLIH and its subsidiaries.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

       The A Facilities contain various financial and other covenants, including covenants with respect to NTLIH and certain of its subsidiaries relating to minimum total debt to operating cash flow (as defined in the "A Facilities") and fixed charge coverage, net worth and pro-forma debt service ratios. The A Facilities also include restrictions on dividends and distributions by NTLIH to its shareholder.

(g)    The CableTel Glasgow bank loan was repaid in full in 1996.

(h) The CableTel Newport notes payable were unsecured, non interest bearing obligations of the CableTel Newport joint venture to the minority interest holder in the joint venture. In October 1996, in connection with the Company's acquisition of the minority interest, the notes then outstanding were eliminated.

Required annual principal payments of long-term debt as of December 31, 1996 are as follows:

               Year ending December 31:
                  1997                           $             -
                  1998                                11,988,000
                  1999                                47,950,000
                  2000                                52,745,000
                  2001                                59,938,000
                  Thereafter                       1,559,547,000
                                                -----------------
                                                 $ 1,732,168,000
                                                =================

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


            Notes to Consolidated Financial Statements (continued)


7. Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                                          Year ended December 31
                                                                 1996                 1995              1994
                                                         -----------------------------------------------------------
      Current:
         Federal                                            $          -         $     (181,000)    $          -
         State and local                                         344,000                167,000          203,000
         Foreign                                               2,246,000             (2,463,000)       1,427,000
                                                         -----------------------------------------------------------
      Total current                                            2,590,000             (2,477,000)       1,630,000
                                                         -----------------------------------------------------------

      Deferred:
         Federal                                                       -                      -                -
         State and local                                               -                      -                -
         Foreign                                               5,063,000                      -                -
                                                         -----------------------------------------------------------
      Total deferred                                           5,063,000                      -                -
                                                         -----------------------------------------------------------
                                                            $  7,653,000         $   (2,477,000)    $  1,630,000
                                                         ===========================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                                          December 31
                                                                                   1996                  1995
                                                                      -----------------------------------------------
      Deferred tax liabilities:
         Fixed assets                                                          $ 78,433,000         $           -
         Depreciation and amortization                                           30,623,000            12,074,000
                                                                      -----------------------------------------------
      Total deferred tax liabilities                                            109,056,000            12,074,000
      Deferred tax assets:
         Net operating losses                                                    99,227,000            30,017,000
         Net deferred interest expense                                           45,752,000            11,709,000
         Other                                                                   10,396,000             7,989,000
                                                                      -----------------------------------------------
      Total deferred tax assets                                                 155,375,000            49,715,000
      Valuation allowance for deferred tax assets                              (141,250,000)          (37,641,000)
                                                                      -----------------------------------------------
      Net deferred tax assets                                                    14,125,000            12,074,000
                                                                      -----------------------------------------------
      Net deferred tax liabilities                                             $ 94,931,000         $           -
                                                                      ===============================================

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


7. Income Taxes (continued)

At December 31, 1996, the Company had net operating loss carryforwards of approximately $80,000,000 for U.S. federal income tax purposes that expire as follows: $2,000,000 in 2009, $23,000,000 in 2010 and $55,000,000 in 2011. The
Company also has United Kingdom net operating loss carryforwards of approximately $216,000,000 which have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                       Year ended December 31
                                                              1996               1995            1994
                                                      ------------------------------------------------------
    Provision (benefit) at federal
       statutory rate (35%)                              $  (90,518,000)    $ (35,083,000)  $ (10,792,000)
    Add (deduct):
       State and local income tax, net
          of federal benefit                                    224,000           109,000         132,000
       Foreign losses with no benefit                        44,610,000         6,699,000       4,674,000
       Amortization of goodwill and
          license acquisition costs                           4,031,000         3,696,000       3,492,000
       U.S. losses with no benefit                           49,184,000        22,507,000       4,048,000
       Other                                                    122,000          (405,000)         76,000
                                                      ------------------------------------------------------
                                                         $    7,653,000     $  (2,477,000)    $ 1,630,000
                                                      ======================================================

8. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents and cash held in escrow: The carrying amounts reported in the consolidated balance sheets approximate fair value.

   Long-term debt: The fair values of the 10-7/8% Notes, the 12-3/4% Notes, the 11-1/2% Notes, the 7-1/4% Convertible Notes and the 7% Convertible Notes are based on the quoted market price. The fair values of the Term Loan Facility, the subsidiary bank loan and notes payable are estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


            Notes to Consolidated Financial Statements (continued)


8. Fair Values of Financial Instruments (continued)

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                  December 31, 1996                        December 31, 1995
                                        --------------------------------------  ---------------------------------------
                                             Carrying                               Carrying
                                              Amount           Fair Value            Amount              Fair Value
                                        -------------------------------------------------------------------------------

    Cash and cash equivalents             $ 445,884,000      $ 445,884,000        $175,283,000          $175,283,000
    Cash held in escrow                               -                  -           1,598,000             1,598,000
    Long-term debt:
       10-7/8% Notes                        175,368,000        179,140,000         157,748,000           151,580,000
       12-3/4% Notes                        185,043,000        202,797,000         163,528,000           177,794,000
       11-1/2% Notes                        665,257,000        714,000,000                   -                     -
       7-1/4% Convertible Notes             191,750,000        206,611,000         191,750,000           206,131,000
       7% Convertible Notes                 275,000,000        251,625,000                   -                     -
       Term Loan Facility                   239,750,000        239,750,000                   -                     -
       Subsidiary bank loan and
          notes payable                               -                  -          26,516,000            25,048,000

9. Related Party Transactions

On July 25, 1990, Cellular Communications, Inc. ("CCI") and AirTouch Communications, Inc. ("AirTouch") entered into a Merger and Joint Venture Agreement, as amended as of December 14, 1990. In connection with this agreement, on July 31, 1991, CCI distributed to its shareholders the stock of the Company.

Through August 1996, CCI provided management, financial and legal services to the Company. Amounts charged to the Company included direct costs where identifiable, and indirect costs allocated utilizing direct labor hours as reported by the common officers and employees of CCI and the Company. For the years ended December 31, 1996, 1995 and 1994, CCI charged $1,194,000, $1,644,000 and $977,000, respectively, which is included in corporate expenses. In August 1996, upon the merger of CCI with AirTouch, the Company commenced providing management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.) ("CoreComm"). In 1996, the Company charged CCII and CoreComm $351,000 and $200,000, respectively, which included direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on CCII and CoreComm business by the common officers and employees of the Company, CCII and CoreComm. These charges reduced corporate expenses in 1996. It is not practicable to determine the amounts that would have been incurred had the Company operated as an unaffiliated entity. However, in the opinion of management of the Company, the allocation methods are reasonable.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


9. Related Party Transactions (continued)

As of December 31, 1996, the Company had receivables of $586,000 and $101,000 from CCII and CoreComm, respectively.

In January 1997, the Company, CoreComm and CCII agreed to a change in the Company's fee for the provision of services. The Company will charge CoreComm and CCII for direct costs where identifiable and a fixed percentage of its corporate overhead beginning January 1, 1997.

In 1993, the Company entered into a consulting agreement with Insight Communications Company, L.P. ("Insight U.S."), under which Insight U.S. provided advice and assistance to the Company with respect to its cable television, telephone and telecommunications operations in the United Kingdom. Two members of the Company's Board of Directors are partners in Insight U.S. Pursuant to the consulting agreement, which had a term of three years, the Company paid Insight U.S. a fee of $50,000 per month for the first year, $40,000 per month for the second year and $30,000 per month for the third year. The fees for the years ended December 31, 1996, 1995 and 1994 of $270,000, $450,000 and $570,000,
respectively, are included in corporate expenses.

10. Shareholders' Equity

Stock Split

On July 25, 1995, the Company declared a 4-for-3 stock split by way of stock dividend, which was paid on August 11, 1995. All common stock data in the Consolidated Financial Statements give effect to the stock split.

Series Preferred Stock

In October 1996, the Board of Directors created and authorized for issuance 2,000 shares of 5% Non-Voting Convertible Preferred Stock, Series A ("Series A Preferred Stock"), of which 780 shares were issued in connection with the CableTel Newport acquisition. Each share of Series A Preferred Stock has a stated value of $100,000, subject to certain exceptions. The holders of Series A Preferred Stock are entitled to receive cumulative dividends beginning in October 2001 at the rate of 5% of the stated value, payable semi-annually in arrears, subject to certain exceptions. Dividends may be paid, in the sole discretion of the Board of Directors, in cash, in common stock or in additional shares of Series A Preferred Stock. The Company has the right, exercisable at any time, to redeem all or some of the Series A Preferred Stock at a price equal to the aggregate stated value of the shares to be redeemed, together with all accrued and unpaid dividends, in cash or in shares of common stock (based on the average market price of the

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


10. Shareholders' Equity (continued)

common stock, as defined). The holder of Series A Preferred Stock has the right to convert shares of Series A Preferred Stock into common stock equal to the aggregate stated value of Series A Preferred Stock divided by the greater of (a) $40.00 or (b) the average market price of the common stock, as defined. The Series A Preferred Stock has a liquidation preference equal to the stated value per share plus accrued and unpaid dividends.

Warrants

In 1993, the Company issued warrants to purchase an aggregate of approximately 899,000 shares of common stock at an initial exercise price of $8.35 per share in connection with certain noncompetition agreements. The exercise price decreased to $6.96 per share in the second year after the grant and to $5.57 per share thereafter. The warrants were valued at $13,193,000, the difference between the fair market value of the common stock on the date of grant and $5.57 per share. The warrants expire in 2000.

In 1996, pursuant to the terms of the consent solicitations to the holders of the 10-7/8% Notes and to the holders of the 12-3/4% Notes to gain consent to modify certain indenture provisions, the Company paid an aggregate of $3,592,000 in consent payments and issued warrants to purchase 164,000 shares of common stock at an exercise price of $23.78 per share in lieu of additional consent payments of $1,641,000. The warrants expire in 2006.

Shareholder Rights Plan

The Rights Agreement provides that one Right will be issued with each share of common stock issued on or after October 13, 1993. The Rights are exercisable upon the occurrence of certain potential takeover events and will expire in October 2003 unless previously redeemed by the Company. When exercisable, each Right entitles the owner to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Rights Preferred Stock") at a purchase price of $100.

The Rights Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 100 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Rights Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share and will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Rights Preferred Stock will have 100 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Rights Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

There are 2,500,000 authorized shares of Series Preferred Stock of which 1,000,000 shares are designated Rights Preferred Stock.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


10. Shareholders' Equity (continued)

Stock Options

There are 2,164,000 shares of common stock reserved for issuance under the OCOM Corporation (a wholly-owned subsidiary of the Company) 1991 Stock Option Plan. The plan provides that incentive stock options ("ISOs") be granted at the fair market value of OCOM's common stock on the date of grant, and nonqualified stock options ("NQSOs") be granted at not less than 85% of the fair market value of OCOM's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

There are 5,053,000 shares of common stock reserved for issuance under the International CableTel Incorporated 1993 Stock Option Plan. The exercise price of an ISO may not be less than 100% of the fair market value of the Company's common stock on the date of grant, and the exercise price of a NQSO may not be less than 85% of the fair market value of the Company's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

There are 100,000 shares of common stock reserved for issuance under the OCOM Corporation Non-Employee Director Stock Option Plan. The plan provides that all options be granted at the fair market value of OCOM's common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date, while the optionee remains a director of the Company. Options will expire ten years after the date of the grant.

There are 320,000 shares of common stock reserved for issuance under the International CableTel Incorporated 1993 Non-Employee Director Stock Option Plan. Under the terms of this plan, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. The plan provides that all options be granted at the fair market value of the Company's common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant. This plan provides for the automatic grant of options to purchase 1,333 shares to each member of the Board of Directors who is not an employee of the Company in 1997.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


10. Shareholders' Equity (continued)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of 6.56% and 6.61%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .255 and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:


                                                 Year ended December 31
                                                1996                1995
                                          -------------------------------------

      Pro forma net (loss)                 $(261,245,000)      $(93,688,000)
      Pro forma net (loss) per share              $(8.42)            $(3.10)

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


10. Shareholders' Equity (continued)

A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                              1996                               1995                                  1994
                                ----------------------------------------------------------------------------------------------------

                                                  Weighted-                      Weighted-                           Weighted-
                                                   Average                        Average                             Average
                                   Number          Exercise       Number         Exercise            Number           Exercise
                                 of Options         Price       of Options         Price           of Options          Price
                                ----------------------------------------------------------------------------------------------------


Outstanding-beginning of year        5,934,000         $11.04       4,795,000           $8.09          4,456,000              $7.29
Granted                              1,390,000          25.94       1,164,000           23.07            360,000              17.83
Exercised                            (396,000)           3.44        (21,000)            4.78           (17,000)               1.90
Forfeited                            (190,000)          27.39         (4,000)           17.50            (4,000)              10.66
                                ---------------                ---------------                   ----------------
Outstanding-end of year              6,738,000         $14.10       5,934,000          $11.04          4,795,000              $8.09
                                ===============                ===============                   ================

Exercisable at end of year           4,258,000         $10.71       3,410,000          $ 8.22          2,323,000              $6.50
                                ===============                ===============                   ================

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995 is $13.98 and $12.47, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1996:

                               Stock Options Outstanding                               Stock Options Exercisable
             ----------------------------------------------------------------------------------------------------------
                                                        Weighted-      Weighted-                         Weighted-
                   Range of                             Remaining       Average                           Average
                   Exercise          Number             Contractual    Exercise            Number        Exercise
                    Prices         of Options             Life           Price           of Options        Price
             ----------------------------------------------------------------------------------------------------------
             $0.19 to $0.56               77,000        4.5 Years            $0.245            77,000          $0.245
             $0.73 to $1.12              153,000        4.5 Years            $0.751           153,000          $0.751
             $1.53 to $2.69              365,000        4.5 Years            $2.163           365,000          $2.163
             $3.09 to $4.50               80,000        4.6 Years            $3.223            79,000          $3.201
             $8.81 to $14.63           3,355,000        6.4 Years            $8.873         2,669,000          $8.858
             $15.19 to $22.88          1,382,000        8.1 Years           $21.821           624,000         $21.500
             $23.06 to $32.38          1,326,000        9.3 Years           $25.567           291,000         $25.496
             ----------------------------------------------------------------------------------------------------------
                     Total             6,738,000                                            4,258,000
             =========================================================================================================

The Company has 23,917,000 shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


11. Employee Benefit Plans

Certain subsidiaries of NTL Group Limited operate a defined benefit pension plan in the United Kingdom. The assets of the Plan are held separately from those of NTL Group Limited and are invested in specialized portfolios under the management of an investment group. The regular pension cost is assessed using the attained age method. The Company's policy is to fund amounts to the defined benefit plan necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom.

The components of net pension costs in 1996 are as follows:

             Service cost                                       $  7,997,000
             Interest cost                                        11,679,000
             Actual return on plan assets                        (16,103,000)
             Net amortization and deferral                         4,241,000
                                                               ---------------
                                                                $  7,814,000
                                                               ===============

The funded status (assets exceed accumulated benefits) of the plan as of December 31, 1996, is as follows:

             Accumulated benefit obligation:
               Vested                                           $148,809,000
                Nonvested                                                  -
                                                               ---------------
                                                                $148,809,000
                                                               ===============
             Fair value of plan assets,
                  principally U.K. equity securities            $166,195,000
             Projected benefit obligation                        170,795,000
                                                               ---------------
             Excess of projected benefit
                  obligation over assets                          (4,600,000)
             Unrecognized net transition obligation               11,541,000
             Unrecognized net gain                                (5,098,000)
                                                               ===============
             Prepaid pension cost                               $  1,843,000
                                                               ===============

             Actuarial assumptions:
                Weighted average discount rate                          8.25%

                Weighted average rate of compensation
                  increase                                              8.00%

                Expected long-term rate of return on plan
                  assets                                                9.50%

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


12. Leases

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 1996, 1995 and 1994 under operating leases was $14,886,000, $2,607,000 and $1,108,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1996 are as follows:

             Year ended December 31:
                1997                    $17,547,000
                1998                     17,840,000
                1999                     17,711,000
                2000                     17,327,000
                2001                     17,033,000
                Thereafter               99,310,000
                                  =====================
                                       $186,768,000
                                  =====================

13. Commitments and Contingent Liabilities

As of December 31, 1996, the Company was committed to pay approximately $49,000,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television, telephone and telecommunications business and the Federal Communications Commission ("FCC") for its microwave transmission business. The

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


13. Commitments and Contingent Liabilities (continued)

initial terms of the Company's licenses was 23 years for the DTI licenses, 15 years for the ITC licenses and 10 years for the FCC licenses. The Company's licenses expire in 2008 to 2016 for the DTI licenses, 1999 to 2005 for the ITC licenses and 2001 for the FCC licenses. The DTI requires a fixed annual renewal fee of (pound)2,500 ($4,300) per license. The ITC requires an annual license fee ranging from (pound)1,300 ($2,200) to (pound)7,900 ($13,500) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The FCC requires an annual license fee of $140 per license, which is subject to adjustment annually. The Company's license fees in 1996 were $200,000.

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997, in the amount of approximately (pound)14,400,000 ($24,700,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license.

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (pound)104,188 ($178,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license.

A significant portion of NTL Group Limited's revenues is attributable to the provision of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and The Wireless Telegraphy Act 1949. NTL Group Limited holds four licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2016. NTL Group Limited holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The current annual fees for these licenses is an aggregate of (pound)1,541,000 ($2,400,000), all of which have been paid in 1996.

The Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business. In September 1996, a customer of NTL Group Limited issued a writ in the United Kingdom High Court of Justice claiming unliquidated damages for breach of contract and misrepresentation. The Company considers the claim to be unmerited, and is defending the action. In addition, the Company is involved in other contractual disputes and disputes involving claims for damages to property and personal injury resulting from the construction of the Company's networks and the maintenance and servicing of the Company's transmission masts. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company has filed a complaint in the U.S. District Court for the Southern District of New York against Le Groupe Videotron Ltee ("GVL") and its wholly owned subsidiary seeking damages of not less than $84,000,000 arising out of the Company's claim that GVL was unjustly enriched by actions it took in its dealings with the Company in connection with GVL's recent sale of its ownership interest in Videotron Holdings plc. GVL has moved to dismiss the complaint, which motion is pending before the court.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


14. Industry Segments and Geographic Areas

The Company operates its long distance telephone and microwave transmission business in the United States and its television and radio broadcasting, cable television, telephone and telecommunications businesses in the United Kingdom. The Company acquired its television and radio broadcasting and other telecommunications services business in 1996. Identifiable corporate assets consist primarily of cash and cash equivalents. The industry segments and geographic area information as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                    Long Distance
                                    Telephone and      Cable Television,
                                      Microwave         Telephone and      Television and Radio
                                    Transmission      Telecommunications  Broadcasting and Other    Corporate       Consolidated
                                 ------------------------------------------------------------------------------------------------
Year ended December 31, 1996
Total revenues                        $ 10,086,000     $   89,726,000        $128,531,000          $          -    $   228,343,000
Operating  income (loss)                   773,000       (172,443,000)         26,937,000           (12,900,000)      (157,633,000)
Depreciation and amortization            2,744,000         70,614,000          20,339,000             4,956,000         98,653,000
Identifiable assets                     15,660,000      1,667,585,000         621,927,000           149,439,000      2,454,611,000
Fixed asset additions                      552,000        488,800,000          54,829,000             1,894,000        546,075,000

Year ended December 31, 1995
Total revenues                       $   8,937,000     $   24,804,000        $          -          $          -    $    33,741,000
Operating  (loss)                       (4,531,000)       (76,161,000)                  -           (12,434,000)       (93,126,000)
Depreciation and amortization            2,729,000         25,650,000                   -             1,444,000         29,823,000
Identifiable assets                     15,774,000        892,935,000                   -           101,960,000      1,010,669,000
Fixed asset additions                    1,557,000        473,795,000                   -                     -        475,352,000

Year ended December 31, 1994
Total revenues                       $   9,267,000     $    4,478,000        $          -          $          -    $    13,745,000
Operating income (loss)                  1,288,000        (35,947,000)                  -            (5,229,000)       (39,888,000)
Depreciation and amortization            2,880,000         14,515,000                   -               521,000         17,916,000
Identifiable assets                     15,520,000        533,178,000                   -           115,668,000        664,366,000
Fixed asset additions                      867,000        150,019,000                   -                15,000        150,901,000

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries


             Notes to Consolidated Financial Statements (continued)


15. Subsequent Event

In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Senior Notes due 2007 (the "10% Notes") and $100,000,000 of 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). The Company received net proceeds of $389,000,000 and $96,625,000, after discounts and commissions, from the issuance of the 10% Notes and the Redeemable Preferred Stock, respectively.

The 10% Notes accrue interest at 10% per annum, payable semiannually beginning on August 15, 1997. The 10% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the date of redemption.

Of the 2,500,000 authorized shares of Series Preferred Stock, 100,000 shares of Redeemable Preferred Stock were issued. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears commencing on May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. The Redeemable Preferred Stock may be redeemed, at the Company's options, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 (the "Subordinated Debentures").

The Subordinated Debentures will bear interest at a rate of 13% per annum, payable semiannually in arrears on February 15 and August 15 of each year commencing with the first such date to occur after the date of exchange. Interest accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Subordinated Debentures or in any combination of the foregoing. The Subordinated Debentures will be redeemable, at the Company's options, in whole or in part, on or after February 15, 2002 at a redemption price of 106.5% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

                   NTL Incorporated (formerly International
                    CableTel Incorporated) and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                  Col. A                        Col. B                 Col. C                       Col. D            Col. E
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                           --------------------------------
                                                                                  (2)
                                                                 (1)           Charged to
                                              Balance at     Charged to          Other                               Balance
                                             Beginning of     Costs and        Accounts--         Deductions          at End
               Description                      Period        Expenses          Describe           Describe         of Period
  ------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Allowance for doubtful accounts            $ 767,000     $2,597,000         $     -           $  506,000 (a)   $ 3,870,000
                                            ==================================================================================

Year ended December 31, 1995:
   Allowance for doubtful accounts             $ 22,000     $  709,000         $     -           $   36,000 (b)   $  767,000
                                            ==================================================================================

Year ended December 31, 1994:
   Allowance for doubtful accounts             $ 28,000     $  444,000         $     -           $ (450,000)(c)   $   22,000
                                            ==================================================================================-

(a) Uncollectible accounts written-off, net of recoveries of $645,000, offset by $804,000 allowance for doubtful accounts as of acquisition date of purchased subsidiary and $347,000 foreign currency translation adjustments.

(b) Recoveries of accounts previously written-off, net of uncollectible accounts written-off of $49,000 less $13,000 foreign currency translation adjustments.

(c) Uncollectible accounts written-off, net of recoveries of $568,000, offset by $113,000 allowance for doubtful accounts as of acquisition date of purchased subsidiary and $5,000 foreign currency translation adjustments.