Form 10-Q
period 1997-03-31
NTL INC /DE/
filed 1997-05-14
CIK 906347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.        0-22616
                   ------------------------------------------------------------


                                NTL INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  52-1822078
---------------------------------------------       ------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
 or organization)                                   Identification No.)



110 E. 59th Street, New York, New York                      10022
-------------------------------------------          ------------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 906-8440
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X     No
                                 ------       ------

The number of shares outstanding of the issuer's common stock as of March 31, 1997 was 32,096,667.

                       NTL Incorporated and Subsidiaries

                                     Index


PART I.  FINANCIAL INFORMATION                                                                               Page
------------------------------                                                                               ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
          March 31, 1997 and December 31, 1996................................................................    2

          Condensed Consolidated Statements of Operations-
          Three months ended March 31, 1997 and 1996..........................................................    3

          Condensed Consolidated Statement of Shareholders'
          Equity - Three months ended March 31, 1997..........................................................    4

          Condensed Consolidated Statements of Cash Flows-
          Three months ended March 31, 1997 and 1996..........................................................    5

          Notes to Condensed Consolidated Financial Statements................................................    6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..................................................................   11

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K....................................................................   20

SIGNATURES....................................................................................................   21
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       NTL Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                              MARCH 31,      DECEMBER 31,
                                                1997            1996
                                           --------------   ---------------
ASSETS                                      (unaudited)        (see note)
Current assets:
 Cash and cash equivalents                 $  706,378,000    $  445,884,000
 Marketable securities                         81,255,000               --
 Accounts receivable-trade, less
  allowance for doubtful accounts of
  $4,289,000 (1997) and $3,870,000
  (1996)                                       95,029,000        57,887,000
 VAT receivable                                 7,382,000        16,992,000
 Other                                         18,566,000        20,278,000
                                          ---------------   ---------------
Total current assets                          908,610,000       541,041,000

Fixed assets, net                           1,481,537,000     1,459,528,000
Intangible assets, net                        376,973,000       392,933,000
Other assets, net of accumulated
 amortization of $23,785,000 (1997)
 and $21,789,000 (1996)                        74,354,000        61,109,000
                                          ---------------   ---------------
Total Assets                               $2,841,474,000    $2,454,611,000
                                          ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $   51,707,000    $   57,960,000
 Accrued expenses and other                   138,721,000       101,228,000
 Accrued construction costs                    42,865,000        62,723,000
 Deferred revenue                              19,540,000        16,491,000
 Deferred purchase price                       57,956,000        60,537,000
 Current portion of long-term debt              3,169,000               --
                                           --------------    --------------
Total current liabilities                     313,958,000       298,939,000

Long-term debt                              2,156,532,000     1,732,168,000
Other                                             436,000           459,000
Commitments and contingent liabilities
Deferred income taxes                          90,884,000        94,931,000
Senior redeemable exchangeable
 preferred stock, $.01 par value, plus
 accreted dividends; liquidation
 preference - $1,000 per share; issued
 and outstanding 100,000 shares (1997)
 and none (1996)                              101,697,000                --

Shareholders' equity:
 Series preferred stocks - $.01 par value;
  authorized 2,500,000 shares; issued
  and outstanding 780 shares (1997 and
  1996)                                                --                --
 Common stocks - $.01 par value;
  authorized 100,000,000 shares; issued
  and outstanding 32,097,000 (1997) and
  32,066,000 (1996) shares                        321,000           321,000
 Additional paid-in capital                   547,398,000       548,647,000
 Cumulative translation adjustment            100,004,000       163,141,000
 (Deficit)                                   (469,756,000)     (383,995,000)
                                           --------------    --------------
                                              177,967,000       328,114,000
                                           --------------    --------------
Total liabilities and shareholders'
 equity                                    $2,841,474,000    $2,454,611,000
                                           ==============    ==============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                       NTL Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                THREE MONTHS ENDED
                                                     MARCH 31
                                          -----------------------------
                                               1997            1996
                                          -------------    ------------
REVENUES
Local telecommunications and television    $ 35,457,000    $ 15,747,000
National and international
 telecommunications                          37,008,000          66,000
Broadcast transmission and other             32,113,000              --
Other telecommunications                      2,239,000       2,621,000
                                            -----------    ------------
                                            106,817,000      18,434,000

COSTS AND EXPENSES
Operating expenses                           70,756,000      12,629,000
Selling, general and administrative
 expenses                                    38,317,000      19,670,000
Franchise fees                                5,872,000              --
Corporate expenses                            4,098,000       2,128,000
Depreciation and amortization                33,005,000      12,190,000
                                            -----------    ------------
                                            152,048,000      46,617,000
                                            -----------    ------------
Operating (loss)                            (45,231,000)    (28,183,000)

OTHER INCOME (EXPENSE)
Interest and other income                     7,401,000       7,763,000
Interest expense                            (47,609,000)    (24,711,000)
Foreign currency transaction losses            (322,000)       (123,000)
                                            -----------    ------------
(Loss) before income taxes and minority
 interests                                  (85,761,000)    (45,254,000)
Income tax provision                                 --         (42,000)
                                            -----------    ------------
(Loss) before minority interests            (85,761,000)    (45,296,000)
Minority interests                                   --       2,572,000
                                           ------------    ------------
Net (loss)                                 $(85,761,000)   $(42,724,000)
                                           ============    ============

Net (loss) per common share                      $(2.73)         $(1.41)
                                           ============    ============
Weighted average number of common
 shares used in computation of net
 (loss) per share                            32,084,000      30,211,000
                                           ============    =============

See accompanying notes.

                     NTL Incorporated and Subsidiaries
          Condensed Consolidated Statement of Shareholders' Equity
                              (Unaudited)

                                               COMMON STOCK--           SERIES
                                              $.01 PAR VALUE      PREFERRED STOCK    ADDITIONAL     CUMULATIVE
                                        ----------------------  ------------------    PAID-IN       TRANSLATION
                                            SHARES        PAR      SHARES    PAR      CAPITAL       ADJUSTMENT       (DEFICIT)
                                        ----------------------------------------------------------------------------------------

Balance, December 31, 1996                 32,066,000   $321,000       780  $  --   $548,647,000    $163,141,000   $(383,995,000)
Exercise of stock options                      31,000                                    448,000
Accreted dividends on senior redeemable
 exchangeable preferred stock                                                         (1,697,000)
Net loss for the three months ended
 March 31, 1997                                                                                                      (85,761,000)
Currency translation adjustment                                                                      (63,137,000)
                                        ----------------------------------------------------------------------------------------
Balance, March 31, 1997                    32,097,000   $321,000       780  $  --   $547,398,000    $100,004,000   $(469,756,000)
                                        ========================================================================================

See accompanying notes.

                       NTL Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                        -------------------------------
                                               1997            1996
                                        ---------------   -------------
Net cash (used in) operating
 activities                               $ (13,435,000)  $  (7,875,000)

INVESTING ACTIVITIES
Purchase of fixed assets                   (120,585,000)   (102,794,000)
Increase in other assets                     (1,299,000)       (231,000)
Purchase of marketable securities          (101,234,000)             --
Proceeds from sales of marketable
 securities                                  20,000,000              --
                                          -------------   -------------
Net cash (used in) investing activities    (203,118,000)   (103,025,000)

FINANCING ACTIVITIES
Proceeds from issuance of Notes and
 Preferred Stock,  net of financing
 costs                                      484,987,000     577,484,000
Proceeds from borrowings                      8,156,000              --
Cash held in escrow                                  --         367,000
Proceeds from borrowings from minority
 partner                                             --      18,367,000
Proceeds from exercise of stock options
 and warrants                                   448,000         263,000
                                          -------------   -------------
Net cash provided by financing
 activities                                 493,591,000     596,481,000

Effect of exchange rate changes on cash     (16,544,000)      1,081,000
                                          -------------   -------------
Increase in cash and cash equivalents       260,494,000     486,662,000
Cash and cash equivalents at beginning
 of period                                  445,884,000     175,283,000
                                          -------------   -------------
Cash and cash equivalents at end of
 period                                   $ 706,378,000   $ 661,945,000
                                          =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for
 interest exclusive of amounts
 capitalized                              $   4,516,000   $     307,000

Income taxes paid                                    --              --

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
Warrants issued in connection with
 consent solicitations                    $          --   $   1,641,000

See accompanying notes.

                       NTL Incorporated and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net loss per share is computed based on the weighted average number of common shares outstanding during the periods after giving effect to the accreted dividends on the Senior Redeemable Exchangeable Preferred Stock. Common stock equivalents are excluded because they are antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per share for the three months ended March 31, 1997 and 1996.

NOTE B - FIXED ASSETS

Fixed assets consists of:

                                             MARCH 31,      DECEMBER 31,
                                               1997             1996
                                          --------------   --------------
                                           (unaudited)

Operating equipment                       $1,178,905,000   $1,080,135,000
Other equipment                              197,724,000      197,368,000
Construction-in-progress                     250,460,000      305,372,000
                                          --------------   --------------
                                           1,627,089,000    1,582,875,000
Accumulated depreciation                     145,552,000      123,347,000
                                          --------------   --------------
                                          $1,481,537,000   $1,459,528,000
                                          ==============   ==============

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - INTANGIBLE ASSETS

Intangible assets consists of:

                                             MARCH 31,       DECEMBER 31
                                               1997             1996
                                        ---------------------------------
                                           (unaudited)
License acquisition costs, net of
 accumulated amortization of
 $37,951,000 (1997) and $34,894,000
 (1996)                                   $  131,785,000   $  134,909,000
Goodwill, net of accumulated
 amortization of $7,691,000 (1997) and
 $5,986,000 (1996)                           245,188,000      258,024,000
                                          --------------   --------------
                                          $  376,973,000   $  392,933,000
                                          ==============   ==============


In October 1996, the Company acquired the remaining 40% interest it did not already own in CableTel Newport in exchange for 780 shares of the Company's Series A Preferred Stock. CableTel Newport owns and operates cable television ("CATV"), telephone and telecommunications franchises in South Wales. The Series A Preferred Stock was valued at $49,000,000, based on an appraisal as of the date of issuance. The fair value of the net tangible assets acquired of $67,710,000 exceeded the aggregate purchase price by $18,648,000, which is classified as a reduction to license acquisition costs.

In September 1996, the Company acquired the remaining 30% minority interest of English Cable Enterprises, Inc. ("ECE") that the Company did not own, in exchange for 1,415,000 shares of its common stock. ECE, through its subsidiaries, owns four CATV, telephone and telecommunications licenses in the
northern suburbs of London.   The value of the shares, based on the market price
on the date of issuance, of $34,137,000 plus costs incurred of $204,000 exceeded the fair value of the net tangible assets acquired by $28,649,000, which is classified as license acquisition costs.

In May 1996, an indirect wholly-owned subsidiary of the Company, NTL Investment Holdings Limited ("NTLIH") acquired NTL Group Limited for payments of approximately (Pounds)204,000,000 at closing, (Pounds)35,000,000, subject to adjustments, on the first anniversary of closing and (Pounds)17,100,000 in October 1996. NTL Group Limited provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. NTLIH used (Pounds)200,000,000 from its bank facilities to finance the acquisition. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of NTL Group Limited have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of (Pounds)256,100,000 ($439,000,000) plus costs incurred of $3,700,000 exceeded the fair value of the net tangible assets acquired by $263,000,000, which is classified as goodwill.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 1996 assuming consummation of the above mentioned transactions as of January 1, 1996 are as follows:

                  Total revenue                $ 62,533,000
                  Net loss                      (48,019,000)
                  Net loss per common share           (1.52)

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


NOTE D - LONG-TERM DEBT AND REDEEMABLE EXCHANGEABLE PREFERRED STOCK

Long-term debt consists of:

                                            MARCH 31,       DECEMBER 31,
                                              1997             1996
                                          --------------   --------------
                                           (unaudited)
10-7/8% Senior Deferred Coupon Notes      $  180,031,000   $  175,368,000
12-3/4% Series A Senior Deferred Coupon
 Notes                                       190,788,000      185,043,000
11-1/2% Series B Senior Deferred Coupon
 Notes                                       684,208,000      665,257,000
10% Senior Notes                             400,000,000               --
7-1/4% Convertible Subordinated Notes        191,750,000      191,750,000
7% Convertible Subordinated Notes            275,000,000      275,000,000
Term Loan and Revolving Facility             237,924,000      239,750,000
                                          --------------   --------------
                                           2,159,701,000    1,732,168,000
Less current portion                           3,169,000               --
                                          --------------   --------------
                                          $2,156,532,000   $1,732,168,000
                                          ==============   ==============

In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Senior Notes due 2007 (the "10% Notes") and $100,000,000 of 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock").
The Company received net proceeds of $389,000,000 and $96,625,000, after discounts and commissions, from the issuance of the 10% Notes and the Redeemable Preferred Stock, respectively. The aggregate of the discounts and commissions and other fees incurred of $14,968,000 are included in deferred financing costs.

The 10% Notes accrue interest at 10% per annum, payable semiannually beginning on August 15, 1997. The 10% Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries. The 10% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the date of redemption. The indenture governing the 10% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

Of the 2,500,000 authorized shares of Series Preferred Stock, 100,000 shares of Redeemable Preferred Stock were issued. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears commencing on May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 (the "Subordinated Debentures").

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


NOTE D - LONG-TERM DEBT AND REDEEMABLE EXCHANGEABLE PREFERRED STOCK (CONTINUED)

The Subordinated Debentures will bear interest at a rate of 13% per annum, payable semiannually in arrears on February 15 and August 15 of each year commencing with the first such date to occur after the date of exchange. Interest accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Subordinated Debentures or in any combination of the foregoing. The Subordinated Debentures will be redeemable, at the Company's option, in whole or in part, on or after February 15, 2002 at a redemption price of 106.5% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.


NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1997, the Company was committed to pay approximately $59,000,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television, telephone and telecommunications business and the Federal Communications Commission ("FCC") for its microwave transmission business. The initial terms of the Company's licenses was 23 years for the DTI licenses, 15 years for the ITC licenses and 10 years for the FCC licenses. The Company's licenses expire in 2008 to 2016 for the DTI licenses, 1999 to 2005 for the ITC licenses and 2001 for the FCC licenses. The DTI requires a fixed annual renewal fee of (Pounds)2,500 ($4,100) per license. The ITC requires an annual license fee ranging from (Pounds)1,300 ($2,100) to (Pounds)7,900 ($12,900) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The FCC requires an annual license fee of $140 per license, which is subject to adjustment annually. The Company's license fees paid in the three months ended March 31, 1997 were $62,000.

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately (Pounds)14,400,000 ($23,489,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. The Company paid $5,872,000 in the three months ended March 31, 1997.

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (Pounds)104,188 ($170,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license.

A significant portion of NTL Group Limited's revenues is attributable to the provision of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. NTL Group Limited holds four licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

expire in 2002 to 2016. NTL Group Limited holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The current annual fees for these licenses is an aggregate of (Pounds)1,541,000 ($2,514,000), of which (Pounds)411,000 ($670,000) has been paid in the three months ended March 31, 1997.

The Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business. The Company is involved in a court proceeding with one of its programming suppliers regarding the Company's flexibility in choosing which programming to offer in its service packages. In September 1996, a customer of NTL Group Limited issued a writ in the United Kingdom High Court of Justice claiming unliquidated damages for breach of contract and misrepresentation. The Company considers the claim to be unmerited, and is defending the action. In addition, the Company is involved in other contractual disputes and disputes involving claims for damages to property and personal injury resulting from construction of the Company's networks and the maintenance and servicing of the Company's transmission masts. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company has filed a complaint in the U.S. District Court for the Southern District of New York against Le Groupe Videotron Ltee ("GVL") and its wholly-owned subsidiary seeking damages of not less than $84,000,000 arising out of the Company's claim that GVL was unjustly enriched by actions it took in its dealings with the Company in connection with GVL's recent sale of its ownership interest in Videotron Holdings plc. GVL has moved to dismiss the complaint, which motion is pending before the court.

                       NTL Incorporated and Subsidiaries


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION.

The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network:

================================================================
                 NEWLY CONSTRUCTED DUAL NETWORK
----------------------------------------------------------------
                         MARCH 31,   DECEMBER 31,     MARCH 31,
                            1997         1996           1996
----------------------------------------------------------------
Homes passed (1)           853,900        779,100        516,000
----------------------------------------------------------------
Homes marketed             555,600        467,300        249,500
----------------------------------------------------------------
Total customers            201,450        168,200         81,860
----------------------------------------------------------------
  Dual                     166,750        133,800         62,440
----------------------------------------------------------------
  Telephone-only            15,900         15,950          9,670
----------------------------------------------------------------
  CATV-only                 18,800         18,450          9,750
----------------------------------------------------------------
Total RGUs (2)             368,200        302,000        144,300
----------------------------------------------------------------
RGU penetration  (3)          66.3%          64.6%          57.8%
----------------------------------------------------------------
Telephone penetration         32.9%          32.0%          28.9%
----------------------------------------------------------------
CATV penetration              33.4%          32.6%          28.9%
================================================================

(1) "Homes passed" is the expression in common usage in the cable industry as the measurement of the size of a cabled area, meaning the total number of residential premises which have the potential to be connected to the Company's network. This number does not include CATV-only homes which are only included in the Company's homes passed for the purpose of its regulatory milestones.
(2) An RGU (revenue generating unit) is one CATV account or one telephone account; a dual customer generates two RGU's.
(3)  RGU penetration is the number of RGU's per 100 homes marketed.

                             RESULTS OF OPERATIONS

As a result of the acquisition of NTL Group Limited in May 1996, the Company consolidated the results of operations of NTL Group Limited from the date of acquisition.

Three Months Ended March  31, 1997 and 1996
-------------------------------------------

Local telecommunications and television revenues increased to $35,457,000 from $15,747,000 as a result of customer growth that increased the Company's current revenue stream.

National and international telecommunications revenues increased to $37,008,000 from $66,000 as a result of the acquisition of NTL Group Limited.

Broadcast transmission and other revenues increased to $32,113,000 from none as a result of the acquisition of NTL Group Limited.

Operating expenses increased to $70,756,000 from $12,629,000. NTL Group Limited operating expenses in the three months ended March 31, 1997 were $47,248,000. The remainder of the increase was the result of increases in programming costs, interconnection costs and costs of operating the telecommunications and CATV network.

Selling, general and administrative expenses increased to $38,317,000 from $19,670,000. NTL Group Limited selling, general and administrative expenses in the three months ended March 31, 1997 were $5,669,000. The remainder of the increase was the result of increases in telecommunications and CATV sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

Franchise fees of $5,872,000 in 1997 are for the Northern Ireland license. Operations in Northern Ireland commenced in June 1996.

Corporate expenses increased to $4,098,000 from $2,128,000 due to an increase in personnel and related costs. The 1997 and 1996 amounts include $463,000 and $814,000, respectively, of non-cash expense related to non-compete agreements.

Depreciation and amortization expense increased to $33,005,000 from $12,190,000. Depreciation and amortization expense of NTL Group Limited and amortization of goodwill as a result of the acquisition was $8,658,000 in the three months ended March 31, 1997. The remainder of the increase was primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $47,609,000 from $24,711,000 due to the issuance of the 10% Senior Notes in February 1997, interest on the bank loan in connection with the NTL Group Limited acquisition in May 1996 and the issuance of the 7% Convertible Subordinated Notes in June 1996. Interest of $4,876,000 and $307,000 was paid in the three months ended March 31, 1997 and 1996, respectively.

Foreign currency transaction losses of $322,000 in 1997 and $123,000 in 1996 are the result of changes in the exchange rate.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company will require significant amounts of capital to finance construction of its system network, for connection of telephone, telecommunications and CATV
customers to the network, for working capital and for debt service.   Based on
the information currently available to the Company, the Company currently estimates that, from January 1, 1997 through December 31, 2002 (the date by which the Company currently estimates that its network will have passed the total of 2,090,000 homes required by its regulatory build schedules), the aggregate cost of network construction (including the license payments in respect of the Northern Ireland LDL and the Glamorgan and Gwent LDL) will be approximately (Pounds)860 million (approximately $1.410 billion), which includes the commitments for equipment and services at March 31, 1997 of approximately $59,000,000. Scheduled cash interest payments on and principal repayments of indebtedness of the Company and its subsidiaries (assuming no conversion of convertible debt or refinancing of existing indebtedness and no exchange of the Redeemable Preferred Stock) from April 1, 1997 through December 31, 2002 will be approximately $873 million and $238 million, respectively. In addition, the Company will require significant amounts of capital to finance other capital expenditures and the cost of operations of the Company and its subsidiaries and meet all their other obligations as they fall due.

The Company intends to fund the requirements referred to in the preceding paragraph from cash, cash equivalents and marketable securities on hand of $788 million as of March 31, 1997, further equity and/or debt financings (including, but not limited to, the Potential Credit Facilities (as defined below)) and funds internally generated by the operations of the Company's subsidiaries (including from the revenues receivable by NTL Group Limited under contracts, which have a projected total value of approximately (Pounds)573 million).

The Company expects that the capital required to build its telephone, telecommunications and CATV networks and connect residential and business subscribers will be approximately (Pounds)640-(Pounds)670 per home in its franchise areas. Certain locations may require more or less capital depending upon household density, business density and penetration rates. The construction and development of the systems will depend on, among other things, the Company's ability to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. The exact amounts and timing of these expenditures could vary significantly with the actual number of subscribers and are subject to a variety of factors which may vary greatly by market and may be beyond the control of the Company. Accordingly, there can be no assurance that the amount of the funding actually required will not exceed the estimated amounts described above or that additional funding substantially in excess of the amounts estimated above will not be required. In addition, this amount includes various estimated inflation factors on certain components.

Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years in the amount of approximately (Pounds)14.4 million (subject to adjustments for inflation). CableTel Northern Ireland Limited began making payments of (Pounds)1.2 million per month in January 1997. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of approximately (Pounds)104,188 (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license. Furthermore, if the Company were to make additional investments or acquire additional franchises, funding would be needed in addition to the anticipated funding requirements described above. If the Company's bid for one or more of the Digital Terrestrial Television ("DTT") multiplex licenses is successful, significant capital expenditures will be required to develop and implement DTT technology and equipment and to supply DTT services by July 1, 1998 or within one year of the grant of the license.

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

In addition to its capital expenditures, the Company incurs direct operating costs for such items as salaries and office rent. As network installation progresses, the Company will incur increased sales and marketing expenses (including sales commissions). Since the Company does not produce most of its own programming, it purchases programming from suppliers whose charges may exceed 65% of CATV revenues in the early years. The Company also incurs charges from other telecommunications systems in order to interconnect with the worldwide telephone network.

The Company is highly leveraged. At March 31, 1997, the Company's total long-term indebtedness (including the Redeemable Preferred Stock) was approximately
$2.3 billion, representing approximately 93% of total capitalization.   The
following table summarizes the terms of those notes and preferred stock issued by the Company.


                                                                              12-3/4%
                                                                11-1/2%       SERIES A      10-7/8%
                                  7%            7-1/4%          SERIES B       SENIOR       SENIOR                  REDEEM-
                              CONVERTIBLE     CONVERTIBLE        SENIOR       DEFERRED     DEFERRED      10%         ABLE
                             SUBORDINATED    SUBORDINATED       DEFERRED       COUPON       COUPON      SENIOR     PREFERRED
                                 NOTES           NOTES        COUPON NOTES      NOTES        NOTES       NOTES      STOCK
---------------------------------------------------------------------------------------------------------------------------------
Net Proceeds ($)(in 000's)     267,437         186,065          582,000       145,125       119,797       389,000       96,625

Issue Date                        June 12,       April 20,       January 30,     April 20,    October 7,  February 7,   February 7,
                                    1996           1995             1996           1995          1993        1997          1997

Issue Price (1)                     100%           100%           57.155%        53.995%      58.873%         100%         100%

Aggregate Principal
 Amount at Maturity
 ($)(in 000's)                  275,000        191,750        1,050,000       277,803       212,000       400,000      100,000


Maturity Date                   June 15,       April 15,      February 1,      April 15,    October 15,   February 15,  February 15,
                                  2008           2005             2006           2005          2003          2007           2009

Yield or Interest Rate (2)            7%         7-1/4%         11-1/2%       12-3/4%        10-7/8%           10%          13%

Interest or Dividend
 Payment Dates                June 15 and    April 15 and      February 1      April 15      April 15       February 15    May 15,
                              December 15     October 15      and August 1        and           and        and August 15  August 15,
                             from 12-15-96   from 10-15-95    from 8-1-01     October 15    October 15     from 8-15-97  November 15
                                                                                 from          from                         and
                                                                               10-15-00       4-15-99                    February 15
                                                                                                                            from
                                                                                                                         5-15-97(3)

Earliest Optional
 Redemption Date (4)            June 15,      April 15,      February 1,      April 15,     October 15,   February 15,  February 15,
                                  1999          1998             2001           2000           1998          2002          2002

Redemption Price (%) (5)     104.9 (1999)       105.08       105.75 (2001)      103.64        103.107     105 (2002)      106.5
                             to 100 (2006)     (1998) to     to 100 (2003)     (2000) to     (1998) to        to        (2002) to
                                             100.73 (2004)                    100 (2002)    100 (2000)     100 (2005)   100 (2005)


Conversion Price ($) (6)         37.875           27.56            N/A             N/A           N/A           N/A          N/A

Senior/Subordinated          Subordinated    Subordinated        Senior         Senior        Senior        Senior          N/A

  1. Percent of aggregate principal amount at maturity.
  2. Percent  per annum.
  3. Dividend payments on the Redeemable Preferred Stock are payable in cash or additional shares of Redeemable Preferred Stock, at the Company's option. From 5-15-04 dividend payments are payable in cash.
  4. This is the first date when  redeemable at the Company's option.
  5. Expressed as a percentage of principal amount plus, in each case, accrued and unpaid interest or dividends thereon to the applicable redemption date.
  6. This is the conversion price per share of the Company's common stock, adjusted for the four-for-three stock split in August 1995 and subject to further adjustments in certain events.

In May 1996, NTL Investment Holdings Limited ("NTLIH"), a wholly-owned subsidiary of the Company, acquired all the issued shares of NTL Group Limited. To finance a substantial portion of the purchase price for NTL Group Limited, NTLIH obtained from a syndicate of lenders senior secured loan facilities (the "A Facilities") of a maximum principal amount of (Pounds)165 million comprised of (i) the Term Loan Facility of (Pounds)140 million and (ii) the Revolving Facility of (Pounds)25 million. The Term Loan Facility was fully drawn in May 1996.

Up to (Pounds)25 million is expected to be available under the Revolving Facility for capital expenditure and working capital purposes of NTLIH's group, subject to satisfaction of a number of significant conditions, including the receipt of subordinated debt or equity from the Company. Up to (Pounds)2 million of the Revolving Facility is available by way of standby letters of credit to guarantee overdraft and other working capital facilities made available by any clearing banks to NTLIH. At the end of the availability period, any amount outstanding under the Revolving Facility will be converted to term debt and be aggregated with the Term Loan Facility. As of March 31, 1997, NTLIH has borrowed (Pounds)5 million under the Revolving Facility.

All amounts outstanding under the Term Loan Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loans and will increase year to year. Final repayment of the Term Loan Facility is due on December 31, 2002.

Loans under the A Facilities bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of NTLIH and certain of its subsidiaries. As of March 31, 1997 and December 31, 1996, the effective rate was 7.906% and 7.972%, respectively. Interest is payable either monthly, quarterly or semiannually, at the option of NTLIH.

The A Facilities are secured by guarantees from NTL Group Limited and certain of its subsidiaries and by first ranking fixed and floating charges over the present and future assets (subject to certain exceptions) of NTLIH, NTL Group Limited and certain of its subsidiaries.

The Company currently expects that cash, cash equivalents and marketable securities on hand as of March 31, 1997 of approximately $788 million should be sufficient to meet those obligations of the Company and its subsidiaries falling due in 1997 (including the costs of network construction, development and expansion of NTL Group Limited business, debt service, joint venture obligations and the payment of up to (Pounds)35 million deferred consideration in respect of NTL Group Limited due in May 1997).

The Company has recently resumed discussions with commercial banks regarding the arrangement of certain potential credit facilities in varying amounts up to an aggregate of (Pounds)500 million to be used for the completion of the network passed the 2,090,000 homes and for debt service (the "Potential Credit Facilities"). The arrangement of the Potential Credit Facilities is subject to the satisfaction of a number of significant conditions, including, among other things: (i) reaching an agreement in principle regarding the terms of the Potential Credit Facilities, (ii) the banks' credit committee approval, (iii) the negotiation and execution of definitive credit agreements and related documents satisfactory to the Company and the banks, (iv) the completion of due diligence satisfactory to the banks and (v) nothing occurring or arising which might adversely affect the banks' ability to syndicate the Potential Credit Facilities. The Company can give no assurance that any such conditions will be satisfied or that the Potential Credit Facilities will be entered into on acceptable commercial terms or at all.

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

The Company estimates that, whether or not the Potential Credit Facilities are obtained and fully drawn, significant amounts of additional funding will be required to meet obligations of the Company and its subsidiaries falling due after 1997. The Company currently intends to obtain such additional funding from further debt and/or equity financings and funds internally generated by the operations of the Company's subsidiaries. The Company does not have any firm plans for any such financings at this time. The Company is in discussions with the same commercial banks that are discussing the Potential Credit Facilities regarding the arrangement of additional financing to be used for DTT equipment, the completion of the national telecommunications network in the United Kingdom and for other corporate purposes. The substantial costs of network construction and debt service will result in a negative cash flow until an adequate customer base is established.

There can be no assurance that (i) the Potential Credit Facilities will be obtained (or be available on acceptable terms), (ii) any other financings will be consummated or available on acceptable terms, (iii) actual construction costs will not exceed the amount estimated above or that additional funding substantially in excess of the amounts estimated above will not be required,
(iv) conditions precedent to advances under the NTLIH Revolving Facility, the Potential Credit Facilities or any other credit facility will be satisfied when funds are required, (v) the Company will not acquire additional franchises or businesses that would require additional capital, (vi) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations as they fall due when required, (vii) the Company will be able to access such cash flow or (viii) the Company's subsidiaries will not incur losses from their exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations. The Company does not have any firm additional financing plans to address any of the foregoing situation at this time.

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

The terms of existing and future indebtedness of the Company's subsidiaries (including the Potential Credit Facilities) may limit the payment of dividends, loans or other distributions to the Company. In particular, the loan facilities arranged to finance the purchase price of NTL Group Limited prohibit NTLIH from paying dividends to the Company unless certain cash flow targets are met and, if such targets are met, require that 50% of all Excess Cash Flow of NTLIH and its subsidiaries must be applied to prepay amounts outstanding under the long term facility of (Pounds)140 million.

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

In addition, the Company will encounter currency exchange rate risks which could be material relative to funding United Kingdom operations and to revenues. To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. Furthermore, the Company's revenue are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in dollars. At March 31, 1997, the Company had invested approximately $538 million in pounds sterling money market instruments and cash accounts to reduce this risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurances that the provisions governing the indebtedness of the Company and its subsidiaries would permit such transactions, and, if such provisions do permit such transactions, that they will be successful in preventing shifts in the currency exchange rates from having a material adverse effect on the Company.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $13,435,000 in 1997 and $7,875,000 in 1996. The increase in cash used in operating activities is primarily due to the significant increase in net loss, which was offset by non-cash charges and changes in operating assets and liabilities.

Purchases of fixed assets were $120,585,000 in 1997 and $102,794,000 in 1996 as a result of increased fixed asset purchases and construction in 1997.

Cash provided by financing activities was $493,591,000 in 1997 primarily due to the proceeds from the 10% Senior Notes and the 13% Redeemable Exchangeable Preferred Stock of $500,000,000, net of financing costs incurred of $15,013,000, plus proceeds from borrowings under NTLIH's Revolving Facility of $8,156,000.

                       NTL Incorporated and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.

          27.  Financial Data Schedule.

          (b)   Reports on Form 8-K.

          During the quarter ended March 31, 1997, the Company filed the following reports on Form 8-K:

          (i) Report dated January 16, 1997, reporting under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, amending the Company's Current Report on Form 8-K/A-1 dated May 9, 1996 and filed with the Commission on May 30, 1996.

          (ii) Report dated January 23, 1997, reporting under Item 5, Other Events, the announcement of the Company's preliminary operating statistics for the year ended December 31, 1996.

          (iii) Report dated January 28, 1997, reporting under Item 5, Other Events, the announcement that the Company intends to complete a concurrent offering of Senior Notes due 2007 and Preferred Stock with a maturity in 2009.

          (iv) Report dated February 13, 1997, reporting under Item 5, Other Events, the announcement that the Company completed a concurrent offering of $400 million Senior Notes due 2007 and $100 million Preferred Stock with a maturity in 2009.

          (v) Report dated March 26, 1997, reporting under Item 5, Other Events, the announcement that effective March 26, 1997, International CableTel Incorporated changed its corporate name to "NTL Incorporated".

          No financial statements were filed with the reports in (ii) through
          (v) above.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NTL INCORPORATED


Date:  May 13,  1997                  By: /s/ J. Barclay Knapp
                                          -------------------------
                                          J. Barclay Knapp
                                          President, Chief Executive Officer and
                                           Chief Financial Officer



Date:  May 13, 1997                   By: /s/ Gregg Gorelick
                                          --------------------------
                                          Gregg Gorelick
                                          Vice President-Controller
                                          (Principal Accounting Officer)