Form 10-Q
period 1997-06-30
NTL INC /DE/
filed 1997-08-13
CIK 906347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.                  0-22616
                    ---------------------------------------------------------


                                NTL INCORPORATED
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    52-1822078
--------------------------------                ------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


110 E. 59/th/ Street, New York, New York                    10022
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 906-8440
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the issuer's common stock as of June 30, 1997 was 32,103,902.

                       NTL Incorporated and Subsidiaries

                                     Index


PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets-
         June 30, 1997 and December 31, 1996..........................2

         Condensed Consolidated Statements of Operations-
         Three and six months ended June 30, 1997 and 1996............3

         Condensed Consolidated Statement of Shareholders'
         Equity - Six months ended June 30, 1997......................4

         Condensed Consolidated Statements of Cash Flows-
         Six months ended June 30, 1997 and 1996......................5

         Notes to Condensed Consolidated Financial Statements.........6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................11


PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.........19

Item 6.  Exhibits and Reports on Form 8-K............................19

SIGNATURES...........................................................20
----------


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       NTL Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                       June 30,           December 31,
                                                         1997                 1996
                                                 --------------------------------------
Assets                                               (unaudited)           (see note)
Current assets:
  Cash and cash equivalents                           $  513,065,000    $  445,884,000
  Marketable securities                                   87,250,000                 -
  Accounts receivable--trade, less
   allowance for doubtful accounts of
   $4,915,000 (1997) and $3,870,000 (1996)                89,997,000        57,887,000
  Other                                                   29,371,000        37,270,000
                                                 --------------------------------------
Total current assets                                     719,683,000       541,041,000

Fixed assets, net                                      1,590,649,000     1,459,528,000
Intangible assets, net                                   375,599,000       392,933,000
Other assets, net of accumulated amortization
  of $26,280,000 (1997) and $21,789,000  (1996)           74,883,000        61,109,000
                                                 --------------------------------------
Total assets                                          $2,760,814,000    $2,454,611,000
                                                 ======================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                    $   47,242,000    $   57,960,000
  Accrued expenses and other                             139,114,000       101,228,000
  Accrued construction costs                              38,434,000        62,723,000
  Deferred revenue                                        30,622,000        16,491,000
  Deferred purchase price                                    583,000        60,537,000
  Current portion of long-term debt                        6,159,000                 -
                                                 --------------------------------------
Total current liabilities                                262,154,000       298,939,000

Long-term debt                                         2,192,219,000     1,732,168,000
Other                                                        439,000           459,000
Commitments and contingent liabilities
Deferred income taxes                                     87,525,000        94,931,000
Senior redeemable exchangeable preferred
  stock, $.01 par value, plus accreted dividends;
  liquidation preference - $1,000 per share;
  issued and outstanding 103,000 shares
  (1997) and none (1996)                                 105,039,000                 -

Shareholders' equity:
  Series preferred stock--$.01 par value;
    authorized 2,500,000 shares;
    issued and outstanding 780 shares
    (1997 and 1996)                                                -                 -
  Common stock--$.01 par value; authorized
    100,000,000 shares; issued and outstanding
    32,104,000 (1997) and 32,066,000
    (1996) shares                                            321,000           321,000
  Additional paid-in capital                             544,164,000       548,647,000
  Cumulative translation adjustment                      126,383,000       163,141,000
  (Deficit)                                             (557,430,000)     (383,995,000)
                                                 --------------------------------------
                                                         113,438,000       328,114,000
                                                 --------------------------------------
Total liabilities and shareholders' equity            $2,760,814,000    $2,454,611,000
                                                 ======================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                       NTL Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                       Three Months Ended               Six Months Ended
                                            June 30                          June 30
                                 -----------------------------  ------------------------------
                                      1997            1996            1997            1996
                                 -----------------------------  ------------------------------
Revenues
Local telecommunications and
 television                      $ 41,969,000    $ 18,881,000   $  77,426,000    $  34,628,000
National and international
 telecommunications                38,335,000       9,508,000      75,343,000        9,574,000
Broadcast transmission and
 other                             32,174,000      16,816,000      64,287,000       16,816,000
Other telecommunications            2,344,000       2,578,000       4,583,000        5,199,000
                                 -----------------------------  ------------------------------
                                  114,822,000      47,783,000     221,639,000       66,217,000

Costs and expenses
Operating expenses                 70,495,000      29,236,000     141,251,000       41,865,000
Selling, general and
 administrative expenses           43,893,000      26,898,000      82,210,000       46,568,000
Franchise fees                      5,888,000       1,833,000      11,760,000        1,833,000
Corporate expenses                  4,944,000       3,156,000       9,042,000        5,284,000
Write-off of deferred costs         4,555,000               -       4,555,000                -
Depreciation and amortization      36,819,000      20,411,000      69,824,000       32,601,000
                                 -----------------------------  -------------------------------
                                  166,594,000      81,534,000     318,642,000      128,151,000
                                 -----------------------------  -------------------------------
Operating (loss)                  (51,772,000)    (33,751,000)    (97,003,000)     (61,934,000)

Other income (expense)
Interest and other income          10,812,000       9,756,000      18,213,000       17,519,000
Interest expense                  (51,508,000)    (36,695,000)    (99,117,000)     (61,406,000)
Foreign currency transaction
 gains (losses)                       125,000         294,000        (197,000)         171,000
                                 -----------------------------  -------------------------------
(Loss) before income taxes
 and minority interests           (92,343,000)    (60,396,000)   (178,104,000)    (105,650,000)
Income tax (provision) benefit      4,669,000      (3,439,000)      4,669,000       (3,481,000)
                                 -----------------------------  -------------------------------
(Loss) before minority
 interests                        (87,674,000)    (63,835,000)   (173,435,000)    (109,131,000)
Minority interests                          -       4,677,000               -        7,249,000
                                 -----------------------------  -------------------------------
Net (loss)                       $(87,674,000)   $(59,158,000)  $(173,435,000)   $(101,882,000)
                                 =============================  ==============================

Net (loss) per common share            $(2.84)         $(1.95)         $(5.56)          $(3.36)
                                 =============================  ==============================
Weighted average number of
 common shares used in
 computation of net (loss)
 per share                         32,097,000      30,369,000      32,091,000       30,290,000
                                 =============================  ==============================

See accompanying notes.

                       NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)


                                    Series           Common Stock--
                                Preferred Stock      $.01 Par Value        Additional     Cumulative
                              ------------------------------------------    Paid-In       Translation
                                 Shares    Par     Shares        Par        Capital       Adjustment       (Deficit)
                              ----------------------------------------------------------------------------------------
Balance, December 31, 1996           780  $   -   32,066,000   $321,000   $548,647,000    $163,141,000   $(383,995,000)
Exercise of stock options                             36,000                   545,000
Exercise of warrants                                   2,000                    11,000
Accreted dividends on senior
 redeemable exchangeable
 preferred stock                                                            (5,039,000)
Net loss for the six months
 ended June 30, 1997                                                                                      (173,435,000)
Currency translation
 adjustment                                                                                (36,758,000)
                              ----------------------------------------------------------------------------------------
Balance, June 30, 1997               780  $   -   32,104,000   $321,000   $544,164,000    $126,383,000   $(557,430,000)
                              ========================================================================================

See accompanying notes.

                       NTL Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Six Months Ended
                                                                    June 30
                                                       --------------------------------
                                                             1997            1996
                                                       --------------------------------
Net cash (used in) operating activities                 $ (34,968,000)  $   (8,908,000)

Investing activities
Purchase of fixed assets                                 (239,760,000)    (200,013,000)
Acquisition of subsidiary, net of cash acquired                     -     (298,173,000)
Payment of deferred purchase price                        (57,166,000)               -
Increase in other assets                                   (3,261,000)      (2,410,000)
Purchase of marketable securities                        (130,313,000)               -
Proceeds from sales of marketable securities               43,512,000                -
                                                       --------------------------------
Net cash (used in) investing activities                  (386,988,000)    (500,596,000)

Financing activities
Principal payments                                                  -       (1,552,000)
Proceeds from borrowings and preferred stock, net of
 financing costs                                          497,542,000    1,140,765,000
Restricted cash                                                     -      (95,469,000)
Cash released from escrow                                           -        1,592,000
Proceeds from borrowings from minority partner                      -       30,550,000
Proceeds from exercise of stock options and warrants          556,000        1,332,000
                                                       --------------------------------
Net cash provided by financing activities                 498,098,000    1,077,218,000

Effect of exchange rate changes on cash                    (8,961,000)      (7,663,000)
                                                       --------------------------------
Increase in cash and cash equivalents                      67,181,000      560,051,000
Cash and cash equivalents at beginning of period          445,884,000      175,283,000
                                                       --------------------------------
Cash and cash equivalents at end of period              $ 513,065,000   $  735,334,000
                                                       ================================

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of
 amounts capitalized                                    $  24,162,000   $    9,623,000
Income taxes paid                                                   -          364,000

Supplemental schedule of noncash financing activities
Shares of senior redeemable exchangeable preferred
 stock issued for accrued dividends                     $   3,358,000   $            -
Warrants issued in connection with consent
 solicitations                                                      -        1,641,000
Liabilities incurred in connection with acquisitions                -       80,117,000

See accompanying notes.

                       NTL Incorporated and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net loss per share is computed based on the weighted average number of common shares outstanding during the periods after giving effect to the accreted dividends on the Senior Redeemable Exchangeable Preferred Stock. Common stock equivalents are excluded because they are antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per share for the three and six months ended June 30, 1997 and 1996.

Note B - Fixed Assets

Fixed assets consists of:


                                         June  30,      December 31,
                                           1997             1996
                                    ---------------------------------
                                        (unaudited)

          Operating equipment         $1,324,046,000   $1,080,135,000
          Other equipment                211,714,000      197,368,000
          Construction-in-progress       232,189,000      305,372,000
                                    ---------------------------------
                                       1,767,949,000    1,582,875,000
          Accumulated depreciation       177,300,000      123,347,000
                                    ---------------------------------
                                      $1,590,649,000   $1,459,528,000
                                    =================================

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


Note C - Intangible Assets

Intangible assets consists of:
                                            June 30,     December 31,
                                              1997           1996
                                        -----------------------------
                                          (unaudited)
License acquisition costs, net of
 accumulated amortization of
 $41,069,000 (1997) and $34,894,000
 (1996)                                   $128,667,000   $134,909,000
Goodwill, net of accumulated
 amortization of $9,790,000
 (1997) and $5,986,000 (1996)              246,932,000    258,024,000
                                        -----------------------------
                                          $375,599,000   $392,933,000
                                        =============================

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

In May 1996, an indirect wholly-owned subsidiary of the Company, NTL Investment Holdings Limited ("NTLIH") acquired NTL Group Limited for payments of approximately (Pounds)204,000,000 at closing, (Pounds)17,100,000 in October 1996 and (Pounds)35,000,000 in May 1997. NTL Group Limited provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of NTL Group Limited have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of (Pounds)256,100,000 ($439,000,000) plus costs incurred of $3,700,000 exceeded the fair value of the net tangible assets acquired by $263,000,000, which is classified as goodwill.

The pro forma unaudited consolidated results of operations for the six months ended June 30, 1996 assuming consummation of the above mentioned transactions as of January 1, 1996 are as follows:

                  Total revenue                $ 128,737,000
                  Net loss                      (107,732,000)
                  Net loss per common share            (3.40)

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


Note D - Long-Term Debt and Redeemable Exchangeable Preferred Stock


Long-term debt consists of:
                                                   June 30,       December 31,
                                                     1997             1996
                                               ---------------------------------
                                                 (unaudited)
10-7/8% Senior Deferred Coupon Notes            $  184,904,000   $  175,368,000
12-3/4% Series A Senior Deferred Coupon Notes      196,839,000      185,043,000
11-1/2% Series B Senior Deferred Coupon Notes      703,509,000      665,257,000
10% Series B Senior Notes                          400,000,000                -
7-1/4% Convertible Subordinated Notes              191,750,000      191,750,000
7% Convertible Subordinated Notes                  275,000,000      275,000,000
Term Loan and Revolving Facility                   246,376,000      239,750,000
                                               ---------------------------------
                                                 2,198,378,000    1,732,168,000
Less current portion                                 6,159,000                -
                                               ---------------------------------
                                                $2,192,219,000   $1,732,168,000
                                               =================================

In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Senior Notes due 2007 (the "10% Notes") and $100,000,000 of 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock").
The Company received net proceeds of $389,000,000 and $96,625,000, after discounts and commissions, from the issuance of the 10% Notes and the Redeemable Preferred Stock, respectively. The aggregate of the discounts and commissions and other fees incurred of $15,479,000 are included in deferred financing costs. In June 1997, all of the 10% Notes were exchanged for 10% Series B Senior Notes due 2007 and all but 5 shares of the Redeemable Preferred Stock were exchanged for 13% Series B Senior Redeemable Exchangeable Preferred Stock. The new notes and new preferred stock have terms substantially identical to those of the old notes and old preferred stock.


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

Of the 2,500,000 authorized shares of Series Preferred Stock, 100,000 shares of Redeemable Preferred Stock were issued. Dividends accrue at 13% per annum
($130 per share) and are payable quarterly in arrears commencing on May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of June 30, 1997, the Company has issued approximately 3,000 shares for $3,358,000 of accrued dividends. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 (the "Subordinated Debentures").

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


Note D - Long-Term Debt and Redeemable Exchangeable Preferred Stock (continued)

The Subordinated Debentures, if issued, will bear interest at a rate of 13% per annum, payable semiannually in arrears on February 15 and August 15 of each year commencing with the first such date to occur after the date of exchange. Interest accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Subordinated Debentures or in any combination of the foregoing. The Subordinated Debentures will be redeemable, at the Company's option, in whole or in part, on or after February 15, 2002 at a redemption price of 106.5% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

Note E - Commitments and Contingent Liabilities

As of June 30, 1997, the Company was committed to pay approximately $72,000,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television, telephone and telecommunications business and the Federal Communications Commission ("FCC") for its microwave transmission business. The initial terms of the Company's licenses was 23 years for the DTI licenses, 15 years for the ITC licenses and 10 years for the FCC licenses. The Company's licenses expire in 2008 to 2016 for the DTI licenses, 1999 to 2005 for the ITC licenses and 2001 for the FCC licenses. The DTI requires a fixed annual renewal fee of (Pounds)2,500 ($4,200) per license. The ITC requires an annual license fee ranging from (Pounds)1,300 ($2,200) to (Pounds)7,900 ($13,200) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The FCC requires an annual license fee of $140 per license, which is subject to adjustment annually. The Company's license fees paid in the six months ended June 30, 1997 were $78,000.

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately (Pounds)14,400,000 ($23,972,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. The Company paid $11,760,000 in the six months ended June 30, 1997.

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (Pounds)104,188 ($173,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license.

A significant portion of NTL Group Limited's revenues is attributable to the provision of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. NTL Group Limited holds four licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)


Note E - Commitments and Contingent Liabilities (continued)

expire in 2002 to 2016. NTL Group Limited holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The current annual fees for these licenses is an aggregate of (Pounds)1,541,000 ($2,565,000), of which (Pounds)454,000 ($742,000) has been paid in the six months ended June 30, 1997.

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

                       NTL Incorporated and Subsidiaries


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION.

The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network:

===============================================================
                 NEWLY CONSTRUCTED DUAL NETWORK
===============================================================
                            June  30,   December 31,   June 30,
                               1997         1996         1996
---------------------------------------------------------------
Homes passed (1)              907,000        779,100    611,300
---------------------------------------------------------------
Homes marketed                669,700        467,300    311,500
---------------------------------------------------------------
Total customers               242,700        168,200    107,100
---------------------------------------------------------------
   Dual                       209,000        133,800     80,100
---------------------------------------------------------------
   Telephone-only              14,900         15,950     13,300
---------------------------------------------------------------
   CATV-only                   18,800         18,450     13,700
---------------------------------------------------------------
Total RGUs (2)                451,700        302,000    187,200
---------------------------------------------------------------
RGU penetration  (3)             67.4%          64.6%      60.1%
---------------------------------------------------------------
Telephone penetration            33.4%          32.0%      30.0%
---------------------------------------------------------------
CATV penetration                 34.0%          32.6%      30.1%
===============================================================

(1) "Homes passed" is the expression in common usage in the cable industry as the measurement of the size of a cabled area, meaning the total number of residential premises which have the potential to be connected to the Company's network. This number does not include CATV-only homes which are only included in the Company's homes passed for the purpose of its regulatory milestones.
(2) An RGU (revenue generating unit) is one CATV account or one telephone account; a dual customer generates two RGUs.
(3)  RGU penetration is the number of RGU's per 100 homes marketed.

                       NTL Incorporated and Subsidiaries


                             RESULTS OF OPERATIONS

As a result of the acquisition of NTL Group Limited in May 1996, the Company consolidated the results of operations of NTL Group Limited from the date of acquisition.

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Local telecommunications and television revenues increased to $41,969,000 from $18,881,000 as a result of customer growth that increased the Company's current revenue stream.

National and international telecommunications revenues increased to $38,335,000 from $9,508,000 as a result of new site acquisition, installation, design and construction projects in 1997 as well as additional site sharing revenue in 1997.

Broadcast transmission and other revenues increased to $32,174,000 from $16,816,000 because the results of operations of NTL Group Limited were consolidated for the entire period in 1997 and only for approximately two of the three months in the 1996 period, plus the revenues from NTL Group Limited's ten-year contract to broadcast Channel 5 in the United Kingdom commenced in 1997.

Operating expenses increased to $70,495,000 from $29,236,000 because of costs associated with the commencement of the Channel 5 broadcasting contract and costs associated with the new national and international telecommunications projects as well as increases in programming costs, interconnection costs and costs of operating the telecommunications and CATV network.

Selling, general and administrative expenses increased to $43,893,000 from $26,898,000 as the result of increases in telecommunications and CATV sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

Franchise fees of $5,888,000 and $1,833,000 in 1997 and 1996, respectively, are for the Northern Ireland license. Operations in Northern Ireland commenced in June 1996.

Corporate expenses increased to $4,944,000 from $3,156,000 due to an increase in personnel and related costs. The 1997 and 1996 amounts include $463,000 and $814,000, respectively, of non-cash expense related to non-compete agreements.

Write-off of deferred costs of $4,555,000 in 1997 relate to the Company's unsuccessful bid for Digital Terrestrial Television multiplex licenses.

Depreciation and amortization expense increased to $36,819,000 from $20,411,000. Depreciation and amortization expense of NTL Group Limited and amortization of goodwill as a result of the acquisition was $9,654,000 and $3,703,000 in the three months ended June 30, 1997 and 1996, respectively. The remainder of the increase was primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $51,508,000 from $36,695,000 due to the issuance of the 10% Senior Notes in February 1997, interest on the bank loan in connection with the NTL Group Limited acquisition in May 1996 and the issuance of the 7% Convertible Subordinated Notes in June 1996. Interest of $22,078,000 and $9,316,000 was paid in the three months ended June 30, 1997 and 1996, respectively.

Foreign currency transaction gains of $125,000 in 1997 and $294,000 in 1996 are the result of changes in the exchange rate.

                       NTL Incorporated and Subsidiaries


Six Months Ended June 30, 1997 and 1996
---------------------------------------

Local telecommunications and television revenues increased to $77,426,000 from $34,628,000 as a result of customer growth that increased the Company's current revenue stream.

National and international telecommunications revenues increased to $75,343,000 from $9,574,000 as a result of the acquisition of NTL Group Limited.

Broadcast transmission and other revenues increased to $64,287,000 from $16,816,000 as a result of the acquisition of NTL Group Limited.

Operating expenses increased to $141,251,000 from $41,865,000. NTL Group Limited operating expenses in the six months ended June 30, 1997 and 1996 were $91,429,000 and $14,004,000, respectively. The remainder of the increase was the result of increases in programming costs, interconnection costs and costs of operating the telecommunications and CATV network.

Selling, general and administrative expenses increased to $82,210,000 from $46,568,000. NTL Group Limited selling, general and administrative expenses in the six months ended June 30, 1997 and 1996 were $10,701,000 and $2,522,000, respectively. The remainder of the increase was the result of increases in telecommunications and CATV sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

Franchise fees of $11,760,000 and $1,833,000 in 1997 and 1996, respectively, are for the Northern Ireland license. Operations in Northern Ireland commenced in June 1996.

Corporate expenses increased to $9,042,000 from $5,284,000 due to an increase in personnel and related costs. The 1997 and 1996 amounts include $926,000 and $1,628,000, respectively, of non-cash expense related to non-compete agreements.

Write-off of deferred costs of $4,555,000 in 1997 relate to the Company's unsuccessful bid for Digital Terrestrial Television multiplex licenses.

Depreciation and amortization expense increased to $69,824,000 from $32,601,000. Depreciation and amortization expense of NTL Group Limited and amortization of goodwill as a result of the acquisition was $18,312,000 and $3,703,000 in the six months ended June 30, 1997 and 1996, respectively. The remainder of the increase was primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $99,117,000 from $61,406,000 due to the issuance of the 10% Senior Notes in February 1997, interest on the bank loan in connection with the NTL Group Limited acquisition in May 1996 and the issuance of the 7% Convertible Subordinated Notes in June 1996. Interest of $26,954,000 and $9,623,000 was paid in the six months ended June 30, 1997 and 1996, respectively.

Foreign currency transaction losses of $197,000 in 1997 and gains of $171,000 in 1996 are the result of changes in the exchange rate.

                      NTL INCORPORATED AND SUBSIDIARIES

                        LIQUIDITY AND CAPITAL RESOURCES

The Company will require significant amounts of capital to finance construction of its system network, for connection of telephone, telecommunications and CATV customers to the network, for working capital and for debt service. Based on the information currently available to the Company, the Company currently estimates that, from July 1, 1997 through June 30, 1998, these requirements will aggregate (Pounds)407.5 million (approximately $678 million). The Company intends to fund its requirements from cash, cash equivalents and marketable securities on hand of $600 million as of June 30, 1997 and with borrowings from the Potential Credit Facilities (as defined below). The Company's commitments for equipment and services at June 30, 1997 of approximately $72 million are included in the anticipated requirements.

Certain subsidiaries of the Company have entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite an (Pounds)875 million, eight-year term loan facility with an initial four-year revolving period (the "Potential Credit Facilities"). The facility will be used to finance capital expenditures and working capital for the Company's United Kingdom operations, including its local broadband, national telecommunications and national digital television networks. The facility is fully underwritten by Chase, is subject to usual and customary closing conditions, and will be syndicated in the Euro-syndicated loan market over the next several weeks. A portion of the facility ((Pounds)75 million) is conditional upon the execution of contracts to provide digital television transmission services to certain third parties. Up to (Pounds)165 million of the facility will be used to replace Company funds which will be used to repay the NTLIH Term Loan and Revolving Facility (as described below). As of June 30, 1997, the principal and accrued interest outstanding under the NTLIH Facility was (Pounds)148.1 million ($246.6 million).

The Company is highly leveraged. At June 30, 1997, the Company's total long-term indebtedness (including the Redeemable Preferred Stock) was approximately
$2.3 billion, representing approximately 95% of total capitalization.   The
following table summarizes the terms of those notes and preferred stock issued by the Company.

                                   7%              7- 1/4%         11- 1/2%            12- 3/4%          10-7/8%
                               CONVERTIBLE       CONVERTIBLE    SERIES B SENIOR   SERIES A SENIOR     SENIOR DEFERRED
                              SUBORDINATED      SUBORDINATED    DEFERRED COUPON    DEFERRED COUPON        COUPON
                                  NOTES             NOTES           NOTES               NOTES             NOTES
                              ------------------------------------------------------------------------------------------
Net Proceeds ($)
(in 000's)                        267,437           186,065          582,000             145,125           119,797

Issue Date                    June 12, 1996      April 20, 1995    January 30, 1996   April 20, 1995    October 7, 1993

Issue Price /(1)/                  100%              100%             57.155%             53.995%           58.873%

 Aggregate Principal
 Amount at Maturity ($)
 (in 000's)                       275,000           191,750           1,050,000           277,803            212,000


Maturity Date                 June 15, 2008     April 15, 2005    February 1, 2006     April 15, 2005    October 15, 2003


Yield or Interest Rate /(2)/        7%              7- 1/4 %          11- 1/2%             12- 3/4%           10-7/8%


Interest or Dividend
Payment Dates                  June 15 and        April 15 and      February 1 and       April 15 and      April 15 and
                               December 15         October 15          August 1           October 15        October 15
                              from 12-15-96       from 10-15-95      from 8-1-01        from 10-15-00      from 4-15-99



Earliest Optional
Redemption Date /(4)/         June 15, 1999      April 15, 1998    February 1, 2001     April 15, 2000   October  15, 1998


Redemption Price (%) /(5)/     104.9 (1999)      105.08 (1998)     105.75 (2001)     103.64 (2000)       103.107 (1998)
                                 to 100            to 100.73          to 100            to 100               to 100
                                 (2006)              (2004)           (2003)            (2002)               (2000)


Conversion Price ($)/ (6)/       37.875              27.56             N/A                N/A                  N/A

Senior/Subordinated           Subordinated      Subordinated          Senior            Senior               Senior




                                        10%            REDEEMABLE
                                      SERIES B         PREFERRED
                                    SENIOR NOTES         STOCK
                                   ---------------------------------
Net Proceeds ($)
(in 000's)                             389,000           96,625

Issue Date                        February 7, 1997  February 7, 1997

Issue Price /(1)/                       100%             100%

Aggregate Principal
Amount at Maturity ($)
(in 000's)                             400,000           100,000


Maturity Date                   February 15, 2007   February 15, 2009


Yield or Interest Rate /(2)/            10%               13%


Interest or Dividend Payment
  Dates                          February 15 and   May 15, August 15,
                                   August 15        November 15 and
                                  from 8-15-97        February 15
                                                    from 5-15-97 /3/


Earliest Optional
Redemption Date /(4)/         February 15, 2002    February 15, 2002


Redemption Price (%) /(5)/      105 (2002)           106.5 (2002)
                                  to 100               to 100
                                  (2005)              (2005)


Conversion Price ($)/ (6)/         N/A                 N/A

Senior/Subordinated              Senior                N/A





  --------------------------------
1. Percent of aggregate principal amount at maturity.
2. Percent  per annum.
3. Dividend payments on the Redeemable Preferred Stock are payable in cash or additional shares of Redeemable Preferred Stock, at the Company's option. From 5-15-04 dividend payments are payable in cash.
4. This is the first date when  redeemable at the Company's option.
5. Expressed as a percentage of principal amount plus, in each case, accrued and unpaid interest or dividends thereon to the applicable redemption date.
6. This is the conversion price per share of the Company's common stock, adjusted for the four-for-three stock split in August 1995 and subject to further adjustments in certain events.

                       NTL INCORPORATED AND SUBSIDIARIES

In May 1996, NTL Investment Holdings Limited ("NTLIH"), a wholly-owned subsidiary of the Company, acquired all the issued shares of NTL Group Limited. To finance a substantial portion of the purchase price for NTL Group Limited, NTLIH obtained from a syndicate of lenders senior secured loan facilities (the "NTLIH Facility") of a maximum principal amount of (Pounds)165 million comprised of: (i) the Term Loan Facility of (Pounds)140 million and (ii) the Revolving Facility of (Pounds)25 million. The Term Loan Facility was fully drawn in May 1996. As of June 30, 1997, NTLIH has borrowed (Pounds)8 million under the Revolving Facility.

All amounts outstanding under the NTLIH Facility are scheduled to be repaid in quarterly installments from 1998 to 2002 inclusive. The amount of the installments will be based upon an agreed percentage of the loans and will increase year to year. Final repayment of the NTLIH Facility is due on December 31, 2002.

Loans under the NTLIH Facility bear interest at an annual rate equal to LIBOR plus a margin that varies from 0.75% per annum to 1.75% per annum, based on certain financial ratios of NTLIH and certain of its subsidiaries. As of June 30, 1997 and December 31, 1996, the effective rate was 8.212% and 7.972%, respectively. Interest is payable either monthly, quarterly or semiannually, at the option of NTLIH.

The NTLIH Facility is secured by guarantees from NTL Group Limited and certain of its subsidiaries and by first ranking fixed and floating charges over the present and future assets (subject to certain exceptions) of NTLIH, NTL Group Limited and certain of its subsidiaries.

Based on the information currently available to the Company, the Company currently estimates that, from July 1, 1998 through December 31, 2002 (the date by which the Company currently estimates that its network will have passed the total of 2,090,000 homes required by its regulatory build schedules), the aggregate cost of network construction (including the license payments in respect of the Northern Ireland LDL and the Glamorgan and Gwent LDL) will be approximately (Pounds)798 million (approximately $1.3 billion).

Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years in the amount of approximately (Pounds)14.4 million (subject to adjustments for inflation). CableTel Northern Ireland Limited began making payments of (Pounds)1.2 million per month in January 1997. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (Pounds)104,188 (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license.

Scheduled cash interest payments on and principal repayments of indebtedness of the Company and its subsidiaries from July 1, 1998 through December 31, 2002 will be approximately $744 million and $240 million, respectively (assuming no conversion of convertible debt or refinancing of existing indebtedness and no exchange of the Redeemable Preferred Stock).

                       NTL INCORPORATED AND SUBSIDIARIES


As described above, the Company has significant capital requirements for the completion of its telephone, telecommunications and CATV network passed the total of 2,090,000 homes required by its regulatory build schedules, for its LDL payments and for scheduled cash interest and principal payments, as well as requirements for other capital expenditures. The Company expects to fund these requirements with funds from the Potential Credit Facilities and cash from operations. The inability of the Company to obtain the Potential Credit Facilities or secure other financing could result in the failure to comply with the minimum build milestones set forth in its licenses leading to the revocation of those licenses. There can be no assurance that (i) the Potential Credit Facilities will be obtained (ii) any other financings will be consummated or available on acceptable terms, (iii) actual construction costs will not exceed the amount estimated above or that additional funding substantially in excess of the amounts estimated above will not be required, (iv) conditions precedent to advances under the Potential Credit Facilities or any other credit facility will be satisfied when funds are required, (v) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations as they fall due when required,
(vi) the Company will be able to access such cash flow or (vii) the Company's subsidiaries will not incur losses from their exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon the receipt of sufficient funds from its subsidiaries to meet its own obligations. Accordingly, the Company's ability to make scheduled interest and principal payments when due to holders of indebtedness of the Company and the Company's ability to pay cash dividends to its stockholders is dependent upon the receipt of sufficient funds from its subsidiaries.

To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. Furthermore, the Company's revenue are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in dollars. At June 30, 1997, the Company had invested approximately $383 million in pounds sterling money market instruments and cash accounts to reduce this risk. The Company may consider entering into transactions to hedge the risk of exchange rate fluctuations.

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

                       NTL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $34,968,000 and $8,908,000 in the six months ended June 30, 1997 and 1996, respectively. The increase in cash used in operating activities is primarily due to the significant increase in net loss, which was offset by non-cash charges and changes in operating assets and liabilities.

Purchases of fixed assets were $239,760,000 in 1997 and $200,013,000 in 1996 as a result of increased fixed asset purchases and construction in 1997. In May 1997, the Company paid (Pounds)35,000,000 ($57,166,000) to the former shareholders of NTL Group Limited in respect of the final payment of deferred purchase price.

Cash provided by financing activities was $498,098,000 in 1997 primarily due to the proceeds from the 10% Senior Notes and the 13% Redeemable Exchangeable Preferred Stock of $500,000,000, net of financing costs incurred of $15,524,000, plus proceeds from borrowings under NTLIH's Revolving Facility of (Pounds)8,000,000 ($13,066,000).

                       NTL INCORPORATED AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1997, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of Alan J. Patricof and Warren Potash to the Board of Directors, (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1997 and (iii) an amendment to the Company's Employee Stock Option Plan.

         The stockholders approved the election of Alan J. Patricof by a vote of 27,232,771 shares in favor and 150,437 shares withheld from voting. The stockholders approved the election of Warren Potash by a vote of 27,229,750 shares in favor and 153,058 shares withheld from voting. The stockholders approved the second proposal by a vote of 27,366,106 shares in favor, 12,932 shares against and 4,170 shares abstaining from voting. The stockholders approved the third proposal by a vote of 23,406,673 shares in favor, 3,924,257 shares against and 52,278 shares abstaining from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.  Financial Data Schedule

         (b)   Reports on Form 8-K

               During the quarter ended June 30, 1997, the Company filed the following current reports on Form 8-K:

               (i) Report dated May 8, 1997 reporting under Item 5, Other Events, that a wholly-owned subsidiary of the Company has entered into an agreement with United News and Media plc relating to Digital Television Network Limited ("DTN"), an indirect wholly-owned subsidiary of the Company which submitted applications to the Independent Television Commission ("ITC") for licenses to operate one or more digital terrestrial multiplexes under the Broadcasting Act 1996.

                (ii) Report dated June 24, 1997 reporting under Item 5, Other
                     Events, that the ITC has announced that DTN was not awarded a license for digital terrestrial television, but that the licenses for each of the three multiplexes were awarded to British Digital Broadcasting.

                 No financial statements were filed with either of these reports.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NTL INCORPORATED



Date:  August 13,  1997           By: /s/ J. Barclay Knapp
                                      ----------------------------------
                                      J. Barclay Knapp
                                      President, Chief Executive Officer
                                         and Chief Financial Officer



Date:  August 13, 1997            By: /s/ Gregg Gorelick
                                      ----------------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                      (Principal Accounting Officer)