Form 10-Q
period 1997-09-30
NTL INC /DE/
filed 1997-11-13
CIK 906347

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.                0-22616
                   -------------------------------------------------------------

                               NTL INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                            52-1822078
-------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


110 E. 59/th/ Street, New York, New York                          10022
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

                                (212) 906-8440
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                    No
                            -----                     -----

The number of shares outstanding of the issuer's common stock as of September 30, 1997 was 32,154,068.

                       NTL Incorporated and Subsidiaries

                                     Index

PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets-
           September 30, 1997 and December 31, 1996.......................... 2

           Condensed Consolidated Statements of Operations-
           Three and nine months ended September 30, 1997 and 1996........... 3

           Condensed Consolidated Statement of Shareholders'
           Equity (Deficiency) - Nine months ended September 30, 1997........ 4

           Condensed Consolidated Statements of Cash Flows-
           Nine months ended September 30, 1997 and 1996..................... 5

           Notes to Condensed Consolidated Financial Statements.............. 6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition................................ 13

PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K.................................. 21

SIGNATURES .................................................................. 22
----------

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       NTL Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                    September 30,           December 31,
                                                                        1997                    1996
                                                               ------------------------------------------------
Assets                                                               (unaudited)             (see note)
Current assets:
   Cash and cash equivalents                                      $      390,400,000        $    445,884,000
   Marketable securities                                                  39,440,000                       -
   Accounts receivable--trade, less allowance for doubtful
     accounts of $4,847,000 (1997) and $3,870,000 (1996)                  94,942,000              57,887,000
   Other                                                                  23,996,000              37,270,000
                                                               ------------------------------------------------
Total current assets                                                     548,778,000             541,041,000

Fixed assets, net                                                      1,616,715,000           1,459,528,000
Intangible assets, net                                                   363,812,000             392,933,000
Other assets, net of accumulated amortization
   of $28,215,000 (1997) and $21,789,000  (1996)                          84,346,000              61,109,000
                                                               ------------------------------------------------
Total assets                                                      $    2,613,651,000        $  2,454,611,000
                                                               ================================================

Liabilities and shareholders' equity (deficiency)
Current liabilities:
   Accounts payable                                               $       34,634,000        $     57,960,000
   Accrued expenses and other                                            146,800,000             101,228,000
   Accrued construction costs                                             35,169,000              62,723,000
   Deferred revenue                                                       34,035,000              16,491,000
   Deferred purchase price                                                   566,000              60,537,000
   Current portion of long-term debt                                     226,352,000                       -
                                                               ------------------------------------------------
Total current liabilities                                                477,556,000             298,939,000

Long-term debt                                                         1,983,071,000           1,732,168,000
Other                                                                        423,000                 459,000
Commitments and contingent liabilities
Deferred income taxes                                                     68,499,000              94,931,000
Senior redeemable exchangeable preferred stock, $.01 par
   value, plus accreted dividends; liquidation preference -
   $1,000 per share; less unamortized discount of $3,522,000
   (1997); issued and outstanding 107,000 shares (1997) and
   none (1996)                                                           104,931,000                       -

Shareholders' equity (deficiency):
   Series preferred stock--$.01 par value;
     authorized 2,500,000 shares; issued and outstanding 780
     shares (1997 and 1996)                                                        -                       -
   Common stock--$.01 par value; authorized 100,000,000
     shares; issued and outstanding 32,154,000 (1997) and
     32,066,000 (1996) shares                                                322,000                 321,000
   Additional paid-in capital                                            541,250,000             548,647,000
   Cumulative translation adjustment                                      78,386,000             163,141,000
   (Deficit)                                                            (640,787,000)           (383,995,000)
                                                               ------------------------------------------------
                                                                         (20,829,000)            328,114,000
                                                               ------------------------------------------------
Total liabilities and shareholders' equity (deficiency)           $    2,613,651,000        $  2,454,611,000
                                                               ================================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                       NTL Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                          September 30                            September 30
                                               ------------------------------------    ------------------------------------
                                                      1997              1996                 1997              1996
                                               ------------------------------------    ------------------------------------
Revenues
Local telecommunications and television         $  52,125,000      $  23,928,000         $ 129,551,000     $  58,556,000
National and international telecommunications      39,916,000         16,302,000           115,259,000        25,876,000
Broadcast transmission and other                   32,531,000         34,501,000            96,818,000        51,317,000
Other telecommunications                            2,162,000          2,525,000             6,745,000         7,724,000
                                               ------------------------------------    ------------------------------------
                                                  126,734,000         77,256,000           348,373,000       143,473,000

Costs and expenses
Operating expenses                                 75,836,000         49,702,000           217,087,000        91,567,000
Selling, general and administrative expenses       40,724,000         34,105,000           122,934,000        80,673,000
Franchise fees                                      5,848,000          5,541,000            17,608,000         7,374,000
Corporate expenses                                  4,352,000          4,135,000            13,394,000         9,419,000
Nonrecurring charges                               15,982,000                 --            20,537,000                --
Depreciation and amortization                      38,430,000         28,163,000           108,254,000        60,764,000
                                               ------------------------------------    ------------------------------------
                                                  181,172,000        121,646,000           499,814,000       249,797,000
                                               ------------------------------------    ------------------------------------
Operating (loss)                                  (54,438,000)       (44,390,000)         (151,441,000)     (106,324,000)

Other income (expense)
Interest and other income                           6,134,000         11,150,000            24,347,000        28,669,000
Interest expense                                  (52,978,000)       (43,962,000)         (152,095,000)     (105,368,000)
Foreign currency transaction gains                  1,109,000            261,000               912,000           432,000
                                               ------------------------------------    ------------------------------------
(Loss) before income taxes and minority
   interests                                     (100,173,000)       (76,941,000)         (278,277,000)     (182,591,000)
Income tax (provision) benefit                     16,816,000         (1,702,000)           21,485,000        (5,183,000)
                                               ------------------------------------    ------------------------------------
(Loss) before minority interests                  (83,357,000)       (78,643,000)         (256,792,000)     (187,774,000)
Minority interests                                         --          4,573,000                    --        11,822,000
                                               ------------------------------------    ------------------------------------
Net (loss)                                      $ (83,357,000)     $ (74,070,000)        $(256,792,000)    $(175,952,000)
                                               ====================================    ====================================

Net (loss) per common share                     $       (2.70)     $       (2.35)        $       (8.26)    $       (5.73)
                                               ====================================    ====================================

Weighted average number of common shares used
   in computation of net (loss) per share          32,122,000         31,561,000            32,101,000        30,717,000
                                               ====================================    ====================================

See accompanying notes.

                       NTL Incorporated and Subsidiaries
     Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
                                  (Unaudited)



                                              Series             Common Stock--
                                          Preferred Stock        $.01 Par Value         Additional        Cumulative
                                         ---------------------------------------         Paid-In         Translation
                                          Shares    Par      Shares        Par           Capital          Adjustment      (Deficit)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1996                   780   $  -    32,066,000   $ 321,000   $ 548,647,000     $163,141,000   $ (383,995,000)
Exercise of stock options                                      68,000       1,000       1,153,000
Exercise of warrants                                           20,000                     110,000
Accreted dividends on senior redeemable
   exchangeable preferred stock                                                        (8,453,000)
Accretion of discount on senior
   redeemable exchangeable preferred
   stock                                                                                 (207,000)
Net loss for the nine months ended
   September 30, 1997                                                                                                  (256,792,000)
Currency translation adjustment                                                                        (84,755,000)
                                         -------------------------------------------------------------------------------------------
Balance, September 30, 1997                  780   $  -    32,154,000   $ 322,000   $ 541,250,000    $  78,386,000    $(640,787,000)
                                         ===========================================================================================


See accompanying notes.

                       NTL Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                        ----------------------------------------
                                                                                1997                1996
                                                                        ----------------------------------------
   Net cash  (used in) operating activities                             $     (62,899,000)    $   (13,237,000)

   Investing activities
   Purchase of fixed assets                                                  (354,919,000)       (315,767,000)
   Acquisition of subsidiary, net of cash acquired                                      -        (300,994,000)
   Payment of deferred purchase price                                         (57,064,000)                  -
   Increase in other assets                                                    (2,073,000)         (1,819,000)
   Purchase of marketable securities                                         (459,504,000)                  -
   Proceeds from sales of marketable securities                               423,410,000                   -
                                                                        ----------------------------------------
   Net cash (used in) investing activities                                   (450,150,000)       (618,580,000)

   Financing activities
   Principal payments                                                         (13,043,000)        (93,739,000)
   Proceeds from borrowings and sale of preferred stock,
      net of financing costs                                                  490,556,000       1,141,085,000
   Cash released from escrow                                                            -           1,594,000
   Proceeds from borrowings from minority partner                                       -          30,726,000
   Proceeds from exercise of stock options and warrants                         1,264,000           1,332,000
                                                                        ----------------------------------------
   Net cash provided by financing activities                                  478,777,000       1,080,998,000

   Effect of exchange rate changes on cash                                    (21,212,000)         14,618,000
                                                                        ----------------------------------------
   Increase (decrease) in cash and cash equivalents                           (55,484,000)        463,799,000
   Cash and cash equivalents at beginning of period                           445,884,000         175,283,000
                                                                        ----------------------------------------
   Cash and cash equivalents at end of period                           $     390,400,000     $   639,082,000
                                                                        ========================================

   Supplemental disclosure of cash flow information
   Cash paid during the period for interest exclusive of amounts
    capitalized                                                         $      47,808,000     $    12,009,000
   Income taxes paid                                                               31,000             367,000

   Supplemental schedule of noncash financing activities
   Shares of senior redeemable exchangeable preferred stock issued
      for accrued dividends                                             $       6,719,000     $             -
   Accretion of dividends and discount on senior redeemable
      exchangeable preferred stock                                              1,941,000                   -
   Warrants issued in connection with consent solicitations                             -           1,641,000
   Common stock issued for acquisition                                                  -          34,137,000
   Liabilities incurred in connection with acquisitions                                 -          80,117,000

See accompanying notes.

                       NTL Incorporated and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net loss per share is computed based on the weighted average number of common shares outstanding during the periods after giving effect to the accreted dividends on the Senior Redeemable Exchangeable Preferred Stock. Common stock equivalents are excluded because they are antidilutive.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per share for the three and nine months ended September 30, 1997 and 1996.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 for its fiscal year ending December 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)

Note B - Fixed Assets

Fixed assets consists of:


                                                                  September 30,           December 31,
                                                                       1997                   1996
                                                              ----------------------------------------------
                                                                   (unaudited)
     Operating equipment                                           $1,387,017,000         $1,080,135,000
     Other equipment                                                  215,831,000            197,368,000
     Construction-in-progress                                         217,736,000            305,372,000
                                                              ----------------------------------------------
                                                                    1,820,584,000          1,582,875,000
     Accumulated depreciation                                         203,869,000            123,347,000
                                                              ----------------------------------------------
                                                                   $1,616,715,000         $1,459,528,000
                                                              ==============================================

 Note C - Intangible Assets

 Intangible assets consists of:
                                                                  September 30,           December 31,
                                                                       1997                   1996
                                                              ----------------------------------------------
                                                                   (unaudited)
     License acquisition costs, net of accumulated
        amortization of $44,130,000 (1997) and $34,894,000
        (1996)                                                       $125,606,000           $134,909,000
     Goodwill, net of accumulated amortization of
        $11,263,000 (1997) and $5,986,000 (1996)                      238,206,000            258,024,000
                                                              ----------------------------------------------
                                                                     $363,812,000           $392,933,000
                                                              ==============================================

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

In May 1996, an indirect wholly-owned subsidiary of the Company, NTL Investment Holdings Limited ("NTLIH") acquired NTL Group Limited for payments of approximately (Pounds)204,000,000 at closing, (Pounds)17,100,000 in October 1996 and (Pounds)35,000,000 in May 1997. NTL Group Limited provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. This acquisition has been accounted for as a purchase, and,

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)

Note C-Intangible Assets (continued)

accordingly, the net assets and results of operations of NTL Group Limited have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of (Pounds)256,100,000 ($439,000,000) plus costs incurred of $3,700,000 exceeded the fair value of the net tangible assets acquired by $263,000,000, which is classified as goodwill.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1996 assuming consummation of the above mentioned transactions as of January 1, 1996 are as follows:

               Total revenue                                $  205,993,000
               Net loss                                       (188,089,000)
               Net loss per common share                             (6.12)


Note D - Long-Term Debt and Redeemable Exchangeable Preferred Stock

Long-term debt consists of:


                                                             September 30,         December 31,
                                                                 1997                  1996
                                                       ------------------------------------------
                                                              (unaudited)
    10-7/8% Senior Deferred Coupon Notes                    $  189,820,000       $  175,368,000
    12-3/4% Series A Senior Deferred Coupon Notes              202,951,000          185,043,000
    11-1/2% Series B Senior Deferred Coupon Notes              723,550,000          665,257,000
    10% Series B Senior Notes                                  400,000,000                    -
    7-1/4% Convertible Subordinated Notes                      191,750,000          191,750,000
    7% Convertible Subordinated Notes                          275,000,000          275,000,000
    Term Loan and Revolving Facility                           226,352,000          239,750,000
                                                       ------------------------------------------
                                                             2,209,423,000        1,732,168,000
    Less current portion                                       226,352,000                    -
                                                       ------------------------------------------
                                                            $1,983,071,000       $1,732,168,000
                                                       ==========================================

In October 1997, the principal and accrued interest outstanding under the NTLIH Term Loan and Revolving Facility was repaid using cash on hand. At September 30, 1997, there was (Pounds)140,000,000 ($226,352,000) principal amount and (Pounds)138,000 ($223,000) accrued interest outstanding. The NTLIH Term Loan and Revolving Facility principal amount was classified as a current liability at September 30, 1997 due to the repayment in October 1997.

In August 1997, NTL (UK) Group, Inc., a wholly-owned subsidiary of the Company, which is the holding company for the United Kingdom operations and the parent company of NTLIH, and NTLIH entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite an (Pounds) 875,000,000, eight-year term loan facility with an initial four-year revolving period. The facility will be used to finance capital expenditures and working capital for the Company's United Kingdom operations, including its local broadband, national telecommunications and national digital television networks. A portion of the facility ((Pounds)75,000,000) is conditional upon the execution of contracts to provide digital television transmission services to certain third parties. Pending the closing, Chase has provided a portion of the (Pounds)875,000,000 facility in the form of a (Pounds)150,000,000 facility to the Company on substantially the same terms as to restrictions, covenants, guarantees and security as the (Pounds)875,000,000 facility.

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)

Note D - Long-Term Debt and Redeemable Exchangeable Preferred Stock (continued)

The principal amount outstanding under the (Pounds)150,000,000 facility is required to be repaid on September 30, 1999. Interest will be payable either monthly, quarterly or semi-annually, at the option of NTLIH, at LIBOR plus 2.25% per annum. The commitment fee is .375% per annum on the unutilized portion of the (Pounds)150,000,000 facility and is payable quarterly in arrears. The facility is secured by first fixed and floating charges over all present and future assets and undertakings of the United Kingdom group. The facility contains customary financial covenants, and certain restrictions relating to, among other things: (i) incurrence of additional indebtedness or guarantees,
(ii) investments, acquisitions and mergers and (iii) dividend and other payment restrictions.

In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Senior Notes due 2007 (the "10% Notes") and $100,000,000 of 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). The Company received net proceeds of $389,000,000 and $96,625,000, after discounts and commissions, from the issuance of the 10% Notes and the Redeemable Preferred Stock, respectively. The aggregate of the discounts and commissions and other fees incurred of $15,563,000 were included in deferred financing costs ($11,834,000) and unamortized discount ($3,729,000). In June 1997, all of the 10% Notes were exchanged for 10% Series B Senior Notes due 2007 and all but 5 shares of the Redeemable Preferred Stock were exchanged for 13% Series B Senior Redeemable Exchangeable Preferred Stock. The new notes and new preferred stock have terms substantially identical to those of the old notes and old preferred stock.

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

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)

Note D - Long-Term Debt and Redeemable Exchangeable Preferred Stock (continued)

Of the 2,500,000 authorized shares of Series Preferred Stock, 100,000 shares of Redeemable Preferred Stock were issued. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears commencing on May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of September 30, 1997, the Company has issued approximately 7,000 shares for approximately $6,719,000 of accrued dividends. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 (the "Subordinated Debentures").

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

Note E - Restructuring

In September 1997, the Company announced a reorganization of certain of its operations. The Company will be consolidating the Customer Operations departments currently serving its three franchise areas in England into one department, and will be consolidating certain operations and management groups within the Broadcast Services division, as well as certain other consolidations or cessations of activities. As a result, the Company recorded restructuring charges of $15,811,000, which are included in Nonrecurring charges. This charge consisted of employee severance and related costs of $6,688,000 from approximately 280 employees to be terminated, lease exit costs of $6,509,000 and penalties associated with the cancellation of contractual obligations of $2,614,000. As of September 30, 1997, $717,000 of the provision has been used.

Note F - Commitments and Contingent Liabilities

As of September 30, 1997, the Company was committed to pay approximately $88,000,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)

Note F - Commitments and Contingent Liabilities (continued)

television, telephone and telecommunications business and by the Federal Communications Commission ("FCC") for its microwave transmission business. The initial terms of the Company's licenses was 23 years for the DTI licenses, 15 years for the ITC licenses and 10 years for the FCC licenses. The Company's licenses expire in 2008 to 2016 for the DTI licenses, 1999 to 2005 for the ITC licenses and 2001 for the FCC licenses. The DTI requires a fixed annual renewal fee of (Pounds)2,500 ($4,100) per license. The ITC requires an annual license fee ranging from (Pounds)1,300 ($2,100) to (Pounds)7,900 ($12,800) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The FCC requires an annual license fee of $140 per license, which is subject to adjustment annually. The Company's license fees paid in the nine months ended September 30, 1997 were $171,000.

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately (Pounds)14,400,000 ($23,282,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. The Company paid $17,608,000 in the nine months ended September 30, 1997.

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of (Pounds)104,188 ($168,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license.

A significant portion of NTL Group Limited's revenues is attributable to the provision of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. NTL Group Limited holds four licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2016. NTL Group Limited holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The current annual fees for these licenses is an aggregate of (Pounds)1,541,000 ($2,491,000), of which (Pounds)996,000 ($1,623,000) has been paid in the nine months ended September 30, 1997.

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

                       NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)

Note G - Subsequent Event

In October 1997, following the U.S. District Court's decision to dismiss the Company's complaint against LeGroupe Videotron Ltee and its subsidiary, the Company entered into a Settlement Agreement dismissing with prejudice the Company's complaint in exchange for a payment of $10,000,000.

                       NTL Incorporated and Subsidiaries

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION.

The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network:

       =======================================================================================================
                                           NEWLY CONSTRUCTED DUAL NETWORK
       -------------------------------------------------------------------------------------------------------
                                           September 30,           December 31,            September 30,
                                               1997                    1996                    1996
       ------------------------------- ----------------------- ----------------------- -----------------------
       Homes passed (1)                        957,000                 779,100                 694,400
       ------------------------------- ----------------------- ----------------------- -----------------------
       Homes marketed                          746,700                 467,300                 390,800
       ------------------------------- ----------------------- ----------------------- -----------------------
       Total customers                         286,600                 168,200                 135,300
       ------------------------------- ----------------------- ----------------------- -----------------------
            Dual                               253,100                 133,800                 105,155
       ------------------------------- ----------------------- ----------------------- -----------------------
            Telephone-only                      14,900                  15,950                  14,545
       ------------------------------- ----------------------- ----------------------- -----------------------
            CATV-only                           18,600                  18,450                  15,600
       ------------------------------- ----------------------- ----------------------- -----------------------
       Total RGUs (2)                          539,700                 302,000                 240,455
       ------------------------------- ----------------------- ----------------------- -----------------------
       RGU penetration (3)                       72.3%                   64.6%                   61.5%
       ------------------------------- ----------------------- ----------------------- -----------------------
       Telephone penetration                     35.9%                   32.0%                   30.6%
       ------------------------------- ----------------------- ----------------------- -----------------------
       CATV penetration                          36.4%                   32.6%                   30.9%
       =============================== ======================= ======================= =======================

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

                       NTL Incorporated and Subsidiaries

                             RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

Local telecommunications and television revenues increased to $52,125,000 from $23,928,000 as a result of customer growth that increased the Company's current revenue stream.

National and international telecommunications revenues increased to $39,916,000 from $16,302,000 as a result of new site acquisition, installation, design and construction projects in 1997 as well as additional site sharing revenue in 1997.

Broadcast transmission and other revenues decreased to $32,531,000 from $34,501,000. In 1996, the Company earned one-time revenues from an installation project. The decrease was offset by the revenues from NTL Group Limited's ten-year contract to broadcast Channel 5 in the United Kingdom which commenced in 1997.

Operating expenses increased to $75,836,000 from $49,702,000 because of costs associated with the commencement of the Channel 5 broadcasting contract and costs associated with the new national and international telecommunications projects as well as increases in programming costs, interconnection costs and costs of operating the telecommunications and CATV network.

Selling, general and administrative expenses increased to $40,724,000 from $34,105,000 as a result of additional personnel and overhead to service the increasing customer base.

Franchise fees of $5,848,000 and $5,541,000 in 1997 and 1996, respectively, are for the Northern Ireland license.

Corporate expenses increased to $4,352,000 from $4,135,000 due to an increase in personnel and related costs. The 1997 and 1996 amounts include $463,000 and $814,000, respectively, of non-cash expense related to non-compete agreements.

Nonrecurring charges of $15,982,000 are comprised of restructuring costs of $15,811,000 and deferred costs written-off of $171,000. Restructuring costs include costs of employee severance and related costs, lease exit costs and penalties associated with the cancellation of contractual obligations. Write-off deferred costs of $171,000 relate to the Company's unsuccessful bid for Digital Terrestrial Television ("DTT") multiplex licenses.

Depreciation and amortization expense increased to $38,430,000 from $28,163,000 primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest and other income decreased to $6,134,000 from $11,150,000 as a result of a decrease in amounts available for short term investment.

Interest expense increased to $52,978,000 from $43,962,000 due to the issuance of the 10% Senior Notes in February 1997. Interest of $25,987,000 and $2,386,000 was paid in the three months ended September 30, 1997 and 1996, respectively.

Foreign currency transaction gains of $1,109,000 in 1997 and $261,000 in 1996 are the result of changes in the exchange rate.

                       NTL Incorporated and Subsidiaries

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

As a result of the acquisition of NTL Group Limited in May 1996, the Company consolidated the results of operations of NTL Group Limited from the date of acquisition.

Local telecommunications and television revenues increased to $129,551,000 from $58,556,000 as a result of customer growth that increased the Company's current revenue stream.

National and international telecommunications revenues increased to $115,259,000 from $25,876,000 as a result of the acquisition of NTL Group Limited in May 1996, plus the new site acquisition, installation, design and construction projects and additional site sharing revenue in 1997.

Broadcast transmission and other revenues increased to $96,818,000 from $51,317,000 as a result of the acquisition of NTL Group Limited in May 1996, plus the revenues from NTL Group Limited's ten-year contract to broadcast Channel 5 in the United Kingdom which commenced in 1997.

Operating expenses increased to $217,087,000 from $91,567,000. NTL Group Limited operating expenses in the nine months ended September 30, 1997 and 1996 were $136,808,000 and $43,993,000, respectively. The remainder of the increase was the result of increases in programming costs, interconnection costs and costs of operating the telecommunications and CATV network.

Selling, general and administrative expenses increased to $122,934,000 from $80,673,000. NTL Group Limited selling, general and administrative expenses in the nine months ended September 30, 1997 and 1996 were $15,826,000 and $7,281,000, respectively. The remainder of the increase was the result of increases in telecommunications and CATV sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

Franchise fees of $17,608,000 and $7,374,000 in 1997 and 1996, respectively, are for the Northern Ireland license. Operations in Northern Ireland commenced in June 1996.

Corporate expenses increased to $13,394,000 from $9,419,000 due to an increase in personnel and related costs. The 1997 and 1996 amounts include $1,389,000 and $2,442,000, respectively, of non-cash expense related to non-compete agreements.

Nonrecurring charges of $20,537,000 are comprised of restructuring costs of $15,811,000 and deferred costs written-off of $4,726,000. Restructuring costs include costs of employee severance and related costs, lease exit costs and penalties associated with the cancellation of contractual obligations. Write-off of deferred costs of $4,726,000 relate to the Company's unsuccessful bid for DTT multiplex licenses.

Depreciation and amortization expense increased to $108,254,000 from $60,764,000. The increase was primarily due to an increase in depreciation of telecommunications and CATV equipment. Depreciation and amortization expense of NTL Group Limited and amortization of goodwill as a result of the acquisition was $27,695,000 and $11,977,000 in the nine months ended September 30, 1997 and 1996, respectively.

                       NTL Incorporated and Subsidiaries

Interest expense increased to $152,095,000 from $105,368,000 due to the issuance of the 10% Senior Notes in February 1997, the issuance of the 7% Convertible Subordinated Notes in June 1996 and the increase in accretion of the original issue discount on the 11 1/2% Series B Senior Deferred Coupon Notes. Interest of $52,941,000 and $12,009,000 was paid in the nine months ended September 30, 1997 and 1996, respectively.

Foreign currency transaction gains of $912,000 in 1997 and $432,000 in 1996 are the result of changes in the exchange rate.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company will require significant amounts of capital to finance construction of its network, for connection of telephone, telecommunications and CATV customers to the network, for working capital and for debt service. Based on the information currently available to the Company, the Company currently estimates that, from October 1, 1997 through September 30, 1998, these requirements will aggregate (Pounds)398 million (approximately $643 million). In addition, in October 1997, the Company repaid the (Pounds)140 million principal amount and accrued interest of the NTLIH Facility (see below). The Company intends to fund its requirements from cash, cash equivalents and marketable securities on hand of $430 million as of September 30, 1997 and with borrowings from the new facility agreement with The Chase Manhattan Bank. The Company's commitments for equipment and services at September 30, 1997 of approximately $88 million are included in the anticipated requirements.

In August 1997, NTL (UK) Group, Inc., a wholly-owned subsidiary of the Company, which is the holding company for the United Kingdom operations and the parent company of NTLIH, and NTLIH entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite an (Pounds)875 million eight-year term loan facility with an initial four-year revolving period. The facility will be used to finance capital expenditures and working capital for the Company's United Kingdom operations, including its local broadband, national telecommunications and national digital television networks. A portion of the facility ((Pounds)75 million) is conditional upon the execution of contracts to provide digital television transmission services to certain third parties. Pending the close, Chase has provided a portion of the (Pounds)875 million facility in the form of a (Pounds)150 million facility to the Company on substantially the same terms as to restrictions, covenants, guarantees and security as the (Pounds)875 million facility. The principal amount outstanding under the (Pounds)150 million facility is required to be repaid on September 30, 1999. Interest will be payable either monthly, quarterly or semi-annually, at the option of NTLIH, at LIBOR plus 2.25% per annum.

                       NTL Incorporated and Subsidiaries

The commitment fee is .375% per annum on the unutilized portion of the (Pounds)150 million facility and is payable quarterly in arrears. The facility is secured by first fixed and floating charges over all present and future assets and undertakings of the United Kingdom group. The facility contains customary financial covenants, and certain restrictions relating to, among other things: (i) incurrence of additional indebtedness or guarantees, (ii) investments, acquisitions and mergers and (iii) dividend and other payment restrictions.

In connection with the Chase facility, NTL (UK) Group, Inc. entered into a European Currency Option with a bank in which NTL (UK) Group, Inc. may purchase U.S. dollars at a fixed rate of (Pounds)1 to $1.40. The option is exercisable on specified dates commencing in October 1997 through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest payment dates and amounts for its U.S. dollar denominated debt.

In May 1996, NTLIH acquired all the issued shares of NTL Group Limited. To finance a substantial portion of the purchase price for NTL Group Limited, NTLIH obtained from a syndicate of lenders senior secured loan facilities (the "NTLIH Facility") of a maximum principal amount of (Pounds)165 million comprised of:
(i) the Term Loan Facility of (Pounds)140 million and (ii) the Revolving Facility of (Pounds)25 million. Loans under the NTLIH Facility incurred interest at an annual rate equal to LIBOR plus a margin that varied from 0.75% per annum to 1.75% per annum, based on certain financial ratios of NTLIH and certain of its subsidiaries. Interest was payable either monthly, quarterly or semiannually, at the option of NTLIH. In October 1997, the principal and accrued interest outstanding under the NTLIH Facility was repaid using cash on hand. At September 30, 1997, there was (Pounds)140,000,000 ($226,352,000) principal amount and (Pounds)138,000 ($223,000) accrued interest outstanding.

                       NTL Incorporated and Subsidiaries

The Company is highly leveraged. At September 30, 1997, the Company's total long-term indebtedness (including the Redeemable Preferred Stock) was approximately $2.1 billion, representing approximately 101% of total capitalization. The following table summarizes the terms of those notes and preferred stock issued by the Company.



                                 7%                   7-1/4%               11-1/2%              12-3/4%
                             Convertible           Convertible         Series B Senior       Series A Senior
                            Subordinated          Subordinated         Deferred Coupon       Deferred Coupon
                               Notes                  Notes                 Notes                 Notes
                        --------------------- ---------------------- --------------------- ---------------------
Net Proceeds ($)
(in 000's)                    267,437                186,065               582,000               145,125

Issue Date                 June 12, 1996         April 20, 1995        January 30, 1996       April 20, 1995

Issue Price/(1)/               100%                  100%                 57.155%               53.995%

Aggregate Principal
 Amount at
 Maturity ($)
(in 000's)                    275,000                191,750              1,050,000              277,803

Maturity Date              June 15, 2008         April 15, 2005        February 1, 2006       April 15, 2005

Yield or Interest
Rate/(2)/                       7%                   7-1/4%                 11-1/2%                 12-3/4%

Interest or Dividend
   Payment Dates            June 15 and            April 15 and         February 1 and         April 15 and
                            December 15            October  15              August 1             October 15
                            from 12-15-96         from 10-15-95           from 8-1-01          from 10-15-00

Earliest Optional
   Redemption Date/(4)/    June 15, 1999         April 15, 1998        February 1, 2001       April 15, 2000

Redemption
Price (%) /(5)/            104.9 (1999) to         105.08 (1998) to      105.75 (2001) to      103.64  (2000) to
                           100 (2006)              100.73 (2004)         100 (2003)            100 (2002)

Conversion
Price ($) /(6)/                 37.875                 27.56                  N/A                   N/A

Senior/Subordinated         Subordinated            Subordinated            Senior                 Senior

                                10-7/8%
                           Senior Deferred             10%                Redeemable
                                Coupon               Series B             Preferred
                                 Notes             Senior Notes              Stock
                         --------------------- --------------------- ---------------------
Net Proceeds ($)
(in 000's)                     119,797               389,000                96,625

Issue Date                 October 7, 1993       February 7, 1997      February 7, 1997

Issue Price/(1)/               58.873%                 100%                  100%

Aggregate Principal
 Amount at Maturity
 ($) (in 000's)                212,000               400,000               100,000

Maturity Date              October 15, 2003     February 15, 2007     February 15, 2009

Yield or Interest
Rate/(2)/                      10-7/8%                 10%                   13%

Interest or Dividend
   Payment Dates             April 15 and        February 15 and      May 15, August 15,
                              October 15            August 15          November 15 and
                             from 4-15-99          from 8-15-97          February 15
                                                                       from 5-15-97/(3)/

Earliest Optional
   Redemption Date/(4)/    October 15, 1998     February 15, 2002     February 15, 2002

Redemption Price
(%)/(5)/                  103.107 (1998) to         105 (2002) to      106.5 (2002) to
                          100     (2000)            100 (2005)         100   (2005)

Conversion Price
($) /(6)/                        N/A                   N/A                   N/A

Senior/Subordinated             Senior                Senior                 N/A

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

                       NTL Incorporated and Subsidiaries

Based on the information currently available to the Company, the Company currently estimates that, from October 1, 1998 through December 31, 2002 (the date by which the Company currently estimates that its network will have passed the total of 2,090,000 homes required by its regulatory build schedules), the aggregate cost of network construction (including the license payments in respect of the Northern Ireland LDL and the Glamorgan and Gwent LDL) will be approximately (Pounds)717 million (approximately $1.2 billion).

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

Cash interest payments on and principal payments of indebtedness of the Company and its subsidiaries from October 1, 1998 through December 31, 2002 will be approximately $1.1 billion and $224 million, respectively (excluding the NTLIH Facility repaid in October 1997 and including assumptions about the (Pounds)875 million bank credit facility and assuming no conversion of convertible debt or refinancing of existing indebtedness and no exchange of the Redeemable Preferred Stock).

As described above, the Company has significant capital requirements for the completion of its telephone, telecommunications and CATV network passed the total of 2,090,000 homes required by its regulatory build schedules, for its LDL payments and for scheduled cash interest and principal payments, as well as requirements for other capital expenditures. The Company expects to fund these requirements with funds from the (Pounds)875 million bank credit facility and cash from operations. There can be no assurance that (i) actual construction costs will not exceed the amount estimated above or that additional funding substantially in excess of the amounts estimated above will not be required,
(ii) conditions precedent to advances under the new bank credit facility will be satisfied when funds are required, (iii) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations as they fall due when required,
(iv) the Company will be able to access such cash flow or (v) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

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

                       NTL Incorporated and Subsidiaries

To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At September 30, 1997, the Company had invested approximately $394 million in pounds sterling money market instruments and cash accounts to reduce this risk. In addition, the Company's (Pounds)875 million bank credit facility will also reduce this risk. Furthermore, the Company's revenue are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in dollars. A subsidiary of the Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest payments on U.S. dollar denominated debt.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $62,899,000 and $13,237,000 in the nine months ended September 30, 1997 and 1996, respectively. The increase in cash used in operating activities is primarily due to the significant increase in net loss, which was offset by non-cash charges and changes in operating assets and liabilities.

Purchases of fixed assets were $354,919,000 in 1997 and $315,767,000 in 1996 as a result of increased fixed asset purchases and construction in 1997. In May 1997, the Company paid (Pounds)35,000,000 ($57,064,000) to the former shareholders of NTL Group Limited in respect of the final payment of deferred purchase price.

Proceeds from borrowings and sale of preferred stock, net of financing costs of $490,556,000 is comprised of the proceeds from the 10% Senior Notes and the 13% Redeemable Exchangeable Preferred Stock of $500,000,000, net of financing costs incurred of $15,608,000, plus proceeds from borrowings under NTLIH's Revolving Facility of (Pounds)8,000,000 ($13,043,000) less $6,879,000 of financing costs paid in connection with the new bank credit facility. Principal payments of $13,043,000 represent the repayment of the NTLIH Revolving Facility.

                       NTL Incorporated and Subsidiaries

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27.  Financial Data Schedule

          (b)   Reports on Form 8-K

                During the quarter ended September 30, 1997, the Company filed the following current reports on Form 8-K:

                (i) Report dated August 4, 1997 reporting under Item 5, Other Events, that the Company was engaged in early stage preliminary talks with Telewest plc with regards to a possible business transaction.

                (ii) Report dated September 25, 1997 reporting under Item 5, Other Events, the announcement that in response to articles appearing in the British press, the Company reiterated its statement in a previous press release that in keeping with its policy it would not comment on any talks with Telewest plc or any other telephony cable provider in the U.K.

                No financial statements were filed with either of these reports.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NTL INCORPORATED


Date:  November 12, 1997            By:/s/ J. Barclay Knapp
                                       -------------------------
                                       J. Barclay Knapp
                                       President, Chief Executive Officer and
                                          Chief Financial Officer


Date:  November 12, 1997            By:/s/ Gregg Gorelick
                                       --------------------------
                                       Gregg Gorelick
                                       Vice President-Controller
                                          (Principal Accounting Officer)