Form 10-K
period 1997-12-31
NTL INC /DE/
filed 1998-03-30
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

             For the Transition Period From __________ to __________

                           Commission File No. 0-22616

                                NTL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     52-1822078
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

110 East 59th Street, New York, New York                         10022
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 906-8440
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

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

Indicate by check mark whether disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates at March 20, 1998, valued in all cases in accordance with the NASDAQ/NMS closing sale price for the Registrant's Common Stock was approximately $1,289,800,000.

Number of shares of Common Stock outstanding as at March 20, 1998: 32,294,900

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

           Document                               Part of 10-K in which
                                                       Incorporated

Definitive proxy statement for the
1998 Annual Meeting of the Stockholders
of NTL Incorporated:                                     Part III

                                  * * * * * *
This Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995:

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecast, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions, industry trends,the Registrant's ability to continue to design network routes, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, and availability, terms and deployment of capital.

                                TABLE OF CONTENTS
                                                                            Page
PART I
------

Item 1   Business........................................................     1

Item 2   Properties......................................................    46

Item 3   Legal Proceedings...............................................    46

Item 4   Submission of Matters to a Vote of Stockholders.................    46

PART II
-------

Item 5   Market for the Registrant's Common Stock and Related
         Stockholder Matters.............................................    47

Item 6   Selected Financial Data.........................................    48

Item 7   Management's Discussion and Analysis of Results of
         Operations and Financial Condition..............................    49

Item 7A  Quantitative and Qualitative Disclosure About Market Risk.......    57

Item 8   Financial Statements and Supplementary Data.....................    58

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................    58

PART III
--------

Items 10, 11, 12, 13.....................................................    59

PART IV
-------

Item 14  Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................................    59

Exhibit Index............................................................    60

Signatures...............................................................    70

Index to Financial Statements............................................   F-1

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
-----------------

INTRODUCTION

     NTL Incorporated, formerly International CableTel Incorporated ("NTL" or the "Company") was incorporated in April 1993 under the laws of the State of Delaware.

     NTL is a leading communications company in the United Kingdom, providing residential, business and wholesale customers with the following services: (i) Residential Telecoms and Television Services including residential telephony, cable television and Internet access services, (ii) National Telecoms Services including national business telecoms, national and international carrier telecommunications, and satellite and radio communications services, and (iii) Broadcasting Services including digital and analog television and radio broadcast transmission services.

     NTL provides its broad range of services over local, national and international network infrastructure. The Company operates (i) advanced local broadband networks serving entire communities throughout NTL's regional franchise areas, (ii) the UK's first synchronous digital hierarchy ("SDH") backbone telecommunications network, as well as satellite earth stations and radio communications facilities from NTL's tower sites across the UK, and (iii) a broadcast transmission network which provides national, regional and local analog and digital transmission services to customers throughout the UK.

     Management's objective is to exploit the convergence of the telecommunications, entertainment and information services industries to become a premier new era communications company in the UK, which will offer these services to residential, business and wholesale customers on a national scale. Management believes that the Company will be able to deliver its strategy based on NTL's entrepreneurial approach, innovative marketing and technical excellence.

     In March 1997, the Company changed its name from International CableTel Incorporated to NTL Incorporated to reflect the integration of the services provided by the Company following its acquisition of NTL Group Limited in 1996, and to capitalize on NTL Group Limited's 30 year history in the United Kingdom as a provider of reliable communications services.

     In this Report on Form 10-K, references to "pounds sterling," "pounds sterling," "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "dollars," "$" or "cents" are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of certain pound sterling amounts into U.S. dollars and certain U.S. dollar amounts into pounds sterling. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or pounds sterling, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars and U.S. dollars into pounds sterling have been made at $1.6517 per 1.00 pounds sterling, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve

Bank of New York (the "Noon Buying Rate") on December 31, 1997. On March 20, 1998, the Noon Buying Rate was $1.6643 per 1.00 pound sterling.

PRINCIPAL BUSINESSES

   RESIDENTIAL TELECOMS AND TELEVISION SERVICES

     The Company is the third largest operator of local broadband communications systems in the UK as measured by the number of homes in its franchise areas, and has achieved the highest customer penetration and lowest churn rates of any multi-system operator in the U.K. The Company is presently the sole provider of broadband services in its franchise areas, offering residential telephony, cable television ("CATV") and Internet access services to customers connected to its networks. These services are provided over local broadband fiber networks which have both coaxial and copper connections to the home. Based on operating results and experience gained by management in the United States telecommunications market, the Company has developed innovative marketing strategies which have increased customer penetration rates, customer retention and operating profitability.

     The industry in which the Company participates has demonstrated strong growth over the last several years. Since January 1, 1992, the industry has connected over 3.4 million telephone lines. Since January 1, 1994, the industry has doubled its market share of multi-channel homes to 40%. The following tables illustrates these statistics:

                     UK TELEPHONY CABLE INDUSTRY STATISTICS

                                                                 TELEPHONE LINES
                              ---------------------------------------------------------------------------------
                                                                                                  RESIDENTIAL
                                     TOTAL             RESIDENTIAL                               TELEPHONE LINE
                                TELEPHONE LINES      TELEPHONE LINES         HOMES PASSED         PENETRATION
                              ---------------------------------------------------------------------------------
January 1, 1998.....               3,442,196            3,038,809             10,693,809              28%
January 1, 1997.....               2,278,113            2,039,081              8,351,310              24%
January 1, 1996.....               1,419,819            1,287,248              6,042,296              21%
January 1, 1995.....                 717,566              649,350              4,116,971              16%
January 1, 1994.....                 314,381              279,728              2,786,202              10%
January 1, 1993.....                 106,989               92,715              1,954,829               5%
January 1, 1992.....                  21,225                N/A                1,343,557               -

-------------------------
Source: ITC

                                                               MULTI-CHANNEL HOMES
                              ---------------------------------------------------------------------------------
                                  BROADBAND                                     TOTAL
                                    CABLE                                   MULTI-CHANNEL       BROADBAND CABLE
                                 SUBSCRIBERS            DTH HOMES               HOMES           AS A % OF TOTAL
                              ---------------------------------------------------------------------------------
January 1, 1997.....               2,373,548             3,583,000            5,956,548               40%
January 1, 1997.....               1,872,962             3,446,000            5,318,962               35%
January 1, 1996.....               1,326,842             3,170,000            4,496,842               30%
January 1, 1995.....                 908,018             2,818,000            3,726,018               24%
January 1, 1994.....                 611,423             2,438,000            3,049,423               20%

-------------------------
Source: ITC; BSkyB

     As of December 31, 1997, the Company had 321,300 residential customers, approximately 90% of which subscribed to both telephone and television services. At the end of 1997 the Company had a total of 608,500 RGUs resulting in 37.3% telephone penetration, 37.8% cable penetration and 75.1% RGU penetration of homes marketed. By comparison, based on published statistics of the Independent Television Commission ("ITC") dated March 9, 1998, as of January 1, 1998, UK cable penetration averaged approximately 28.4% for telephone and approximately 22.1% for cable television. As of January 1, 1998, the UK telephony cable industry had connected approximately 3.4 million telephone lines and approximately 2.4 million broadband cable customers.

     The following table illustrates operating statistics for the Company's newly constructed network:

                                                                          DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1997           1996           1995           1994
                                                    ---------      ---------      ---------      ---------
Homes passed (1)............................        1,007,000        779,100        463,000        144,000
Homes marketed..............................          810,000        467,300        176,200          7,200
Homes marketed (as % of homes passed).......               80%            60%            38%             5%
Total customers (2).........................          321,300        168,200         57,700          2,280
   Dual.....................................          287,200        133,800         44,630          1,680
   Telephone-only...........................           15,300         15,950          6,620            370
   CATV-only................................           18,800         18,450          6,450            230
Total RGUs (3)..............................          608,500        302,000        102,330          3,960
Customer penetration........................               40%            36%           33%             32%
RGU penetration (4).........................               75%            65%           58%             55%
Telephone penetration.......................               37%            32%           29%             29%
CATV penetration............................               38%            33%           29%             27%
Annualized churn............................               11%            10%           NM              NM

-------------------------
(1)  "Homes passed" is the expression in common usage in the cable industry as the measurement of the size of a cabled area, meaning the total number of residential premises which have the potential to be connected to the Company's network.
(2)  As of December 31, 1997, the Company also provided service to approximately 36,250 customers connected to acquired cable systems over which it does not offer a full range of services.
(3)  An RGU (revenue generating unit) is one telephone account or one CATV account; a dual customer generates two RGUs.
(4)  RGU penetration is the number of RGUs per 100 homes marketed. As defined, maximum RGU penetration is 200%.
NM   Not meaningful due to the limited customer base and recent commencement of services.

     The Company's customer base and RGUs both increased by nearly 100% in 1997 compared to year-end 1996. The Company believes that much of its success during this period has been due to its marketing strategies and the introduction of innovative residential services packages which bundle telephone and a small selection of CATV channels within a single product offering. The Company also gives customers the opportunity to purchase additional channel packages and premium channels. Consistent with the Company's objectives, the high penetration rates generated by this strategy have led to increased levels of gross profit contribution per home passed.

     The Company believes it has also maintained high levels of customer satisfaction as indicated by the Company's low rates of churn. During 1997, the Company maintained an annualized churn rate of less than 11%, a rate which is significantly lower than the published churn rates of all other UK telephony cable operators. In a recent survey of a sample of its customers conducted by the Oxford Research Agency, NTL found that 89% of its customers would recommend the service to a friend or relative, and that only 15% had ever considered changing their telephone service back to British Telecommunications plc ("BT").

   LOCAL BROADBAND NETWORK CONSTRUCTION

     NTL's local franchise areas cover approximately 2.1 million homes, spanning a wide geography across England, Scotland, Wales and Northern Ireland. As of December 31, 1997 the Company had constructed its broadband network past over one million homes and had invested approximately $1.4 billion in the construction of the network and associated plant, property and equipment. NTL's local broadband networks use advanced high capacity SDH fiber rings which serve entire communities, bringing fiber connections directly to businesses and "Siamese" coaxial/copper connections to residences. The Company's local networks currently cover approximately 2,500 route miles of fiber backbone network, with approximately 175,000 fiber miles, and an estimated 5,000 route miles of "Siamese" coaxial/copper connections.

     The Company is installing a full-service network capable of providing a high speed, high capacity, two-way voice, data and video communications pathway to the customer. This approach allows the Company to pursue four revenue streams (residential telephony, residential cable television, business telecommunications services and Internet access services) on its network without a significant increase in fixed investment.

     The Company's licenses require it to roll out its network past a specified number of premises (or homes) each year. The total requirement for all the Company's licenses is to pass a minimum of 2,090,000 homes, which is less than the actual total of homes available to the Company should it wish to construct its network past them. Under the terms of its current telecommunications licenses, by the end of 2005 the Company is required to construct cable television systems past an aggregate of approximately one million additional premises (residential and business). The Company believes it will be able to satisfy its milestones, but there can be no assurance that such milestones will be met or that any application to modify those milestones would be accepted. If the Company is unable to meet the construction milestones required by any of its licenses and is unable to obtain modifications to the milestones, the relevant license or licenses could be revoked, which would have a material adverse effect on the Company.

   LOCAL FRANCHISE AREAS

     The Company has 16 separate franchises clustered into six Regional Areas. The Regional Areas span a wide geography across the United Kingdom and give the Company an operating presence not only in England, but in Scotland, Wales and Northern Ireland. In 1996, the Company acquired the remaining minority interests in its Suburban London and South Wales Regional Areas and now has 100% ownership interests in the licenses in all of its franchise areas.

Summary information for the franchises in each of the Regional Areas is set forth below:

                                                                                  COMPANY'S              TOTAL
                                                                                  OWNERSHIP            HOMES IN
         REGIONAL AREA                            FRANCHISES                     PERCENTAGE           FRANCHISE(1)
Central Scotland...............             N.W. Glasgow/Clydebank                  100%                128,000
                                            Greater Glasgow                         100                 254,000
                                            Bearsden/Milngavie                      100                  14,000
                                            Paisley/Renfrew                         100                  73,000
                                            Inverclyde/Eastwood                     100                  30,000
                                                                                                      ---------
                                                                                                        499,000
                                                                                                      ---------
South Wales....................             Cardiff/Penarth                         100%                103,000
                                            Newport                                 100                  85,000
                                            Swansea/Neath                           100                 122,000
                                            Glamorgan/Gwent(2)                      100                 230,000
                                                                                                      ---------
                                                                                                        540,000
                                                                                                      ---------
Suburban London (Surrey).......             Surrey/Hampshire                        100%                136,000
                                                                                                      ---------
Suburban London (Luton)........             Central Hertfordshire                   100%                102,000
                                            East Hertfordshire                      100                  56,600
                                            North Bedfordshire                      100                  95,000
                                            South Bedfordshire                      100                  95,000
                                                                                                      ---------
                                                                                                        348,600
                                                                                                      ---------
West Yorkshire.................             Huddersfield/Dewsbury                   100%                138,400
                                                                                                      ---------
Northern Ireland(3)............                                                     100%                428,000
                                                                                                      ---------
Total all Franchises...........                                                                       2,090,000
                                                                                                      =========

------------------------
(1)  Total Homes in Franchise  represents  the  Company's  regulatory  milestones  which were derived from the 1981 census (being the census statistics at the date each license was granted).
(2)  The final  regulatory  milestone for the Gwent and Glamorgan  local  delivery  operator  license  ("LDL") is 230,000 homes of the total of 330,000 homes in the LDL.
(3)  The final  regulatory  milestone  for the  Northern  Ireland LDL is 428,000 homes of the total of 530,000 homes in the LDL.

   NATIONAL TELECOMS SERVICES

     The Company offers national business telecoms, national and international carrier telecoms services, radio communications, satellite services and national Internet services. Based on the quarter ended December 31, 1997, the Company generated approximately $217 million in annualized National Telecoms Services revenue.

     The Company's objective in National Telecoms Services is to successfully integrate its strategies for developing, operating and marketing local telephony/cable systems with its national network to provide high-quality voice, data and video communications services throughout the UK. The Company has constructed a national SDH fiber telecoms network, which is one of only five independent national telecoms networks in the UK. The NTL national network currently covers approximately 1,500 route miles and 40,000 fiber miles throughout England, Scotland and Wales. During 1998, the Company plans to extend the network and to include the first resilient fiber connection between Northern Ireland, the Republic of Ireland and England.

     The Company intends to compete in the major segments of the UK telecoms market. According to published Office of Telecommunications ("OFTEL") statistics, the total telecoms market in the UK in 1996 was estimated at approximately 21 billion pounds sterling. Of the total telecoms market, the Company estimates that approximately 7 billion pounds sterling represents national business telecoms, 2 billion pounds sterling represents carrier services and 1 billion pounds sterling represents international carrier telecom services. The NTL national network has significantly expanded the Company's telecoms opportunities from the business within its franchise areas to the much greater UK national market.

   COMBINING LOCAL AND NATIONAL NETWORKS

     A total of nine of the Company's local switches have been connected to the NTL national network, and the Company expects an additional switch in Belfast to be connected during 1998. The Company has already begun carrying a portion of its own long distance voice and data traffic on the network.

     The integration of its local networks with the national telecoms network creates strategic advantages for the Company's telephony business. The national network allows the Company to carry telecommunications traffic between each of its franchise areas and throughout the United Kingdom and, therefore, achieve significant savings on the interconnection fees it pays to other carriers. In addition, using the national telecoms network gives the Company greater pricing flexibility and will enable the Company to design and offer new telephony service packages to its customers, which management believes should have a positive effect on the Company's penetration rates.

   NATIONAL BUSINESS TELECOMS

     NTL currently offers a variety of telecommunications services to businesses located in its franchise areas. The Company's local networks are designed to reach entire communities in the regional areas and are connected to major business parks, office buildings, local hospitals, universities and government agencies.

     In the business market, NTL positions itself as a new provider of state-of-the-art communications services, with broadband capabilities that enable new potential applications for businesses, institutions and government. The Company offers a choice of telephony services to its business customers, from Business Exchange Lines ("BELs"), typically single or multiple lines delivered via twisted copper pair, to Enhanced Telephony Services (ETS). The latter is delivered via a high quality digital connection to a customer's PBX based on a minimum connection of 15 lines. The Company also offers managed data services (FibreLink2), Central Exchange ("CENTREX") services and its ISDN Basic Rate Access ("BRA") service. The Company also actively markets Closed Circuit Television/Surveillance Systems ("CCTV") to local and public authorities, private developments and multi-occupancy situations.

     To date, the Company has been successful in obtaining telecoms contracts from businesses located within its franchise areas. As of December 31, 1997, the Company had a total of 6,600 business customers, which represented more than a 95% increase over year-end 1996. In 1997, the Company provided one of the largest CENTREX orders in the UK to date -- over 600 lines to a health care trust in the Company's Luton franchise. The Company currently provides a 155Mbit, ATM network to a group of universities and hospitals in its South Wales franchise as part of the UK's "Super Janet" network. This metropolitan area network links 13 sites with approximately 16,500 work stations (PCs), and generates approximately 2 million e-mail messages and approximately 12 million connections (web hits) to the Internet per month.

     The following sets forth the Company's business customers within its franchise areas:

                                DECEMBER 31,       SEPTEMBER 30,        JUNE 30,          MARCH 31,         DECEMBER 31,
                                    1997               1997               1997               1997               1996
                               --------------     --------------     --------------     --------------     --------------
Total Businesses (1).....          140,000            140,000            140,000            140,000            140,000
Business Customers.......            6,600              6,100              5,460              4,360              3,375
Customer Penetration.....              4.7%               4.4%               3.9%               3.1%               2.4%
Business Lines...........           25,500             20,000             16,100             12,400              8,930

-----------------------
(1) Represents total estimated businesses in the Company's six regional franchise areas.

     Capitalizing on the extended reach of its national network, the Company intends to compete for a share of the business telecoms market on a national basis. Management believes that it can build on the strengths gained in its local franchise areas to approach targeted business users located in other areas of the UK, initially focusing on users with multiple business locations. NTL launched its national business telecoms service in November 1997 and its strategy is to target medium and large businesses, beginning with those located near the major urban areas currently served by the NTL national network.

     NTL has a variety of methods to connect the "last mile" to the customers' premise from the national network. First, as a certified national public telecommunications operator (PTO), NTL can readily obtain the permits to construct telecoms networks, and can therefore simply build out its network to reach customers. Although this is clearly the most costly, the expense can be justified in the case of large customers or when a significant level of traffic is obtained from several customers. Second, NTL has already been successful in utilizing its significant tower infrastructure to efficiently connect to customers using microwave radio links. As a result of its long history in broadcasting and other communications businesses, NTL owns or has direct access to approximately 1,000 tower sites in attractive locations all across the UK. Microwave radio represents an efficient and reliable method for connecting customer locations to the national network. Third, NTL can lease circuits on the local networks of other service providers to connect to the customers premises. Although this may reduce the operating margin on a particular account, it requires no capital expense, it can often be installed relatively quickly, and the circuit can be replaced at a later date if a more profitable connection method can be justified.

     In addition, the Company has been awarded a license to operate radio fixed access services at 10 GHz throughout the UK. The Company is currently undergoing trials of the service. If the trials are successful, and if the Company determines to seek and deploy the additional capital resources to pursue this opportunity and the networks are developed, the 10 GHz license would further facilitate the development of the Company's local access reach.

     As a complement to its national business telecoms effort, the Company's Vision Services group offers CCTV and remote monitoring services. Current customers include shopping centers, hospitals, railways and prisons. Vision Services is also currently developing a radio link camera system with potential applications for emergency services, police patrols, broadcasters and inspection workers. Management believes that CCTV services offer the potential to increase network traffic, broaden the Company's product base, enhance relationships with customers and reinforce the NTL image as a leading communications company.

   CARRIER SERVICES AND INTERNATIONAL

     NTL competes in the growing market for bandwidth and leased line services as a nationwide wholesale telecommunications carrier. The Company provides digital leased lines from 2 Mbits/sec to 155 Mbits/sec, which can be used for voice, data, video and audio traffic to major regions of the UK. Customers include fixed line and mobile telecommunications operators, cable operators, Internet service providers, and various information technology and facilities management companies. The Company's international facilities license allows it to carry international traffic, and NTL has recently entered into an agreement for a 25 year lease of international telecoms capacity on a new transatlantic fiber optic cable connecting The Netherlands, Germany, the UK and the United States. NTL is also expanding its product portfolio to include virtual private networks, managed data networks, ATM and frame relay services and multi-media services.

     NTL first entered the trunk communications business in 1993 by building digital networks for Westcountry TV, Yorkshire Tyne Tees Television, Anglia Television and S4C to link their independent studio facilities with NTL's transmission facilities. In 1994, NTL broadened the scope of this business by expanding into competitive trunk communications when it commissioned a network to link Vodafone's main cellular telephone exchanges. This network employed SDH technology and was the first of its kind in the United Kingdom. NTL has since expanded its network's geographic scope and capacity, increased its share of Vodafone's traffic and added a number of new customers including Orange Plc. ("Orange"), the Civil Aviation Authority and Birmingham Cable.

     The expansion of the Company's national digital network allows the Company to offer state-of-the-art network alternatives for large carriers of data, including cable/telephony companies, as well as managed network facilities ensuring high levels of availability and service. The Company believes the integrated network offers other potential customers a viable alternative to BT, Cable & Wireless Communications ("C&WC") and Energis in the provision of long distance services throughout the United Kingdom.

   RADIOCOMMS

     The Company's Radio Communications group ("RadioComms") offers a full range of services including the design, build and operation of radio based networks, and the provision of infrastructure and support services to customers with "mission critical" communications needs.

     RadioComms is involved in two main activities-mobile communications maintenance support and facilities leasing. RadioComms includes the business operations of DTELS, the emergency services communications business that NTL Group Limited acquired from the Home Office of the United Kingdom Government in 1994. In addition to network maintenance, the Company provides a range of installation and commissioning services for new network design and build projects. This division serves an estimated 70% of the radio installation and maintenance market for police and fire services in England and Wales, as well as other major customers such as HM Coast Guard and Prison Service. These customers provide a steady source of revenues for NTL, but are also very effective selling references for business telecoms and demonstrate NTL's track record of reliability.

     The Company has been engaged by Ericsson Telecommunications Ltd. to assist in the design, planning and procuring of radio sites for the Mercury One-2-One mobile telephone network in the United Kingdom. In addition, during 1997, Page One Communications, UK's second largest paging operator, chose NTL's RadioComms group to project manage the roll-out of its new paging network, including site acquisition, installation and commissioning of several hundred sites nationally.

     The major growth in the radio communications market over the next five years is expected to arise from the outsourcing of maintenance services by public and private network operators. The Company intends to obtain maintenance service customers by targeting those with a national or wide area infrastructure. Management believes that the facilities leasing market will continue to grow with the expanding market for the provision of mobile and fixed wireless telephony services. The Company currently intends to continue to maximize the use of its sites through effective marketing, provision of end-to-end services and its continued responsiveness to customer needs.

   SATELLITE SERVICES

     NTL provides worldwide connectivity and offers a range of satellite uplinking services to a number of satellites, including ASTRA 1C, INTELSAT, EUTELSAT and Orion. The Company provides connections for clients requiring video, digital audio and data services. Customers include CBS, United Artists, Turner Broadcasting Systems and Virgin. This division operates three teleports, in Winchester, Croydon and central London, which are connected by fiber and radio circuits and provide uplinking services to a number of United Kingdom cable television programming suppliers. This group also offers an international gateway service, which is capable of providing long distance and corporate communications.


   NTL INTERNET

     NTL Internet provides residential, wholesale and business Internet access and support services, consulting and systems integration services, and Intranet design and implementation. In 1995, the Company launched its Internet access service as a national service throughout the United Kingdom. This service provides access to the World Wide Web to customers in and outside its Regional Areas. NTL Internet provides Internet service on a wholesale basis to other Internet service providers as well as on a retail basis.

     NTL Internet has become one of the fastest growing Internet carriers in the UK. The Company currently services more than 100,000 Internet users, primarily through its wholesale relationships with Virgin.Net, Which? Online and others. The Company also provides the Internet service for cable operators such as Diamond Cable and Telecential.

     In 1996, the Company established the Virgin.Net joint venture with Virgin Communications Limited ("Virgin"), which began offering service in November 1996 under the name Virgin.Net. The joint venture is owned 49% by a subsidiary of the Company and 51% by Virgin and is intended to offer Internet access and interactive services to United Kingdom consumers and small office/home users. In addition, Virgin.Net has contracted NTL Internet to provide the dial-up national network and back office structure necessary for access to Virgin.Net and the Internet. In 1997, Virgin.Net was awarded "Internet Service Provider of the Year-Dial-up" by Internet magazine.

     As with the Company's local telephony business, management believes that access to the national telecoms network will have strategic benefits for NTL Internet and the Company's Internet services businesses. Management expects utilization of the Company's national telecoms network to reduce operating costs, increase flexibility and national reach and improve the overall marketing and product opportunities of NTL Internet.

BROADCAST SERVICES

     The Company's Broadcast Services group includes the original core business of NTL Group Limited which has been providing television and radio broadcasters with broadcast transmission services for more than 30 years. This group designs, installs, operates and maintains new transmitter networks and has a spectrum planning service to plan the coverage of television and radio networks. It operates a national infrastructure in the UK of over 1,200 owned and shared transmission sites which deliver broadcast signals for ITV, Channel 4, S4C, Channel 5, Teletext and many of the United Kingdom's independent local, regional and national radio broadcasters. In addition to transmission services, the Broadcast Services division markets value added services to its existing television customers including additional monitoring services, reserve system services and contribution/ distribution services.

     NTL has been involved in broadcast television since the 1950s when it designed and built the television transmission system for the United Kingdom's first independent commercial television network. The Broadcast Services group provides the Company with a stable contracted revenue stream from a variety of customers through long-term contracts generally with eight to ten year terms. The projected total value of the Company's currently contracted revenues for national telecoms and broadcast services from January 1, 1998 through December 31, 2007 is approximately 783 million pounds sterling.

     The foregoing projection of the expected approximate revenues receivable pursuant to existing contracts, which includes Channel 3, Channel 4 and S4C transmission contracts, is based on various factors and was derived utilizing several assumptions. Important assumptions and other important factors that could cause actual revenues to differ include, among other things, general economic conditions, the regulatory regime prevailing from time to time, adherence to the construction, service and other obligations of such contracts, absence of labor or weather difficulties, absence of defaults, particularly payment defaults, by the counter-parties to such contracts or the termination or non-renewal of such contracts. The Company assumes no obligation to update this projection to reflect actual revenues received by the Company, changes in assumptions or changes in other factors affecting the information presented. The contracts with the ITV companies and Channel 4/S4C terminate on December 31, 2002. Although historically the ITV companies and Channel 4/S4C have renewed their contracts there can be no assurance that they will do so upon expiration of the current contracts, that they will not seek to obtain more favorable terms or that they would not seek to obtain from third parties all or a portion of the transmission services currently provided by the Company. The loss of any one of these contracts could have a material adverse effect on the business of the Company.

   TELEVISION BROADCASTING

     The Company currently provides broadcast transmission services for three of the five national television channels in the UK. Channel 3, Channel 4/S4C and Channel 5 are all currently broadcast from NTL's network of over 1,200 owned and shared transmission sites. Two of the four recipients of the Digital Terrestrial Television ("DTT") multiplexes awarded to date have selected the Company as the preferred supplier of transmission services. The Company has successfully concluded contractual arrangements with these multiplex operators.

   RADIO BROADCASTING

     The Broadcast Services division also offers a range of services to local and national radio broadcasting licensees in the United Kingdom including: target service area planning; site location, installation and construction; and equipment selection, procurement, operation, monitoring and maintenance. This division offers total broadcast contract services ("TBCs"), where it designs, builds, owns and maintains the operator's transmission facilities, and facility management contract services ("FMCs"), where it maintains customer-owned equipment and administers the operation of the transmission service. It maintains over 60 TBCs and 50 FMCs. Classic FM is one of two national independent radio networks served by the Company. In 1997, NTL was successful in winning eight-year transmission contracts with all of the nine new independent regional radio licensees that commenced service in 1997. NTL also recently renewed, for periods of up to ten years, all but one of the 24 expiring contracts of its existing customers.

     The Company believes that it has positioned itself to be one of the leading suppliers of Digital Audio Broadcasting ("DAB") services. In 1995, NTL
demonstrated   the  United  Kingdom's
first commercial radio DAB multiplex. Currently, the Company is engaged in an extended DAB marketing trial in London with the support of key radio customers. The Broadcasting Act 1996 created a licensing regime for digital terrestrial sound broadcasting and raises the prospect of full-time commercial DAB service, which will offer CD-quality radio for the first time.

   NTL INTERNATIONAL

     NTL International, formerly known as Nexus, provides broadcasting systems design, and specializes in services associated with the design and construction of radio and television studio centers and technical facilities. These services include installation, commissioning, equipment procurement, training and consultancy for projects ranging from production and post production studio facilities to full turnkey systems involving transmitter network planning and installation.

     NTL International was responsible for designing and constructing the international broadcast facility for NBC at the Barcelona Olympic Games, for which it received an Emmy award in recognition of the project. NTL International also designed and built a 60 channel digital audio play-out center for Music-Choice-Europe, a digital music supplier which is uplinked by the Company and distributed throughout Europe by satellite.

BUSINESS STRATEGIES

     Management's objective is to exploit the convergence of the telecommunications, entertainment and information services industries to become a premier new era communications company in the UK, which will offer these services to residential, business and wholesale customers on a national scale. Management believes that NTL will be able to deliver its strategy based on its entrepreneurial approach, innovative marketing, state-of-the-art network and technical excellence. The Company is currently employing several strategies to achieve its objectives:

     Installing Flexible Integrated Full-service Networks. This strategy allows the Company to pursue four revenue streams-residential cable television, residential telephony, business telecommunications services and Internet access services-without significant incremental cost in fixed investment. The integrated full-service networks provide a high speed, high-capacity, two-way communications pathway to the consumer that is capable of delivering new services which may emerge from the convergence of telecommunications, information and entertainment. Such embedded flexibility would also allow NTL to adapt its national network to offer Fram Relay and Asynchronous Transfer Mode
(ATM).

     Focusing on Target Market Segments. The Company believes that tailoring its services to the needs of its customers will increase the penetration of these services. Examples of tailored services include the development of local television programming and advertising and of private telecommunications networks geared to "captive" local organizations such as governmental and educational institutions. NTL has a track record of differentiating itself by providing flexible and customized solutions to meet its customers' individual requirements.

     Maximizing Network Capacity Utilization. The fixed cost structure of building communications networks allows the Company to gain significant operating leverage from incremental services provided over its networks. In its local franchises areas, the Company's strategy is to maximize gross profit contribution per home passed, rather than revenue per customer, by increasing overall penetration of the number of services provided over its network. Examples of this strategy are the development of bundled product offerings that encourage subscriptions to multiple services, multiple television pricing plans that appeal to differing and distinct market segments and price points, and more "a la carte" and transaction-oriented services which increase network utilization. This strategy resulted in the design and launch of the Choices marketing packages, which increased the Company's overall penetration rates as well as its percentage of dual subscribers.

     The Company's strategy in national telecoms is to continue to expand both the geographical reach and breadth of services provided, so as to increase the potential market of national business and wholesale customers. In its national business telecoms, management is seeking to increase network utilization by identifying cross-selling opportunities within NTL's existing customer base through new services that capitalize upon the convergence of telecoms, entertainment and information services. For example, NTL views its CCTV activity as a vehicle for increasing network utilization by facilitating and improving the quality of video transmission between sites.

     Providing Superior Customer Service. The Company believes customer service and attentiveness to the needs of customers are critical to the continued growth of its residential and business services and places great significance on consistently servicing customer requirements. The Company operates multiple customer call centers, including three large centers in Luton, South Wales and Central Scotland. Calls are answered 24 hours a day, 365 days a year. The customer call centers currently employ approximately 200 people, who are specially trained to deal with customers' inquiries and needs with respect to the Company's various products and services. Each customer representative attends a four week in house specialized training program, which is focused on increasing a representative's knowledge of NTL's corporate culture and products and providing the individual with specific sales skills as well as a better understanding of the level of service expected to be provided to potential and existing customers on an ongoing basis. Finally, as NTL recognizes the importance of the installation in the customer's satisfaction with the services, management has focused on monitoring installers' performance closely to ensure compliance with strict quality standards and scheduling installations to suit customers' requirements.

     Developing Advanced Management Information Systems. NTL believes that advanced management information systems are critical to effectively, efficiently and accurately serving its customers. The Company uses proprietary software to handle its subscriber management functions from one central location. The system uses Windows-based software and can handle both business and residential customers as well as telephony and CATV on a single platform. It is capable of managing the Company's tariff and discounting structures, and will also allow for the introduction of new telephony and CATV services, such as 0800 numbers. Additionally, the system provides the functionality to support the customer representatives inquiry handling and contributes to NTL's high level of customer service. For example, customer representatives have on-line access to customers' billing, payment and subscription histories.

     Gaining Cost Efficiencies. The Company gains cost efficiencies by centralizing certain services provided to the Regional Areas in the Company's head office in Farnborough. Examples include network planning, marketing, information systems, legal affairs and overnight network monitoring and customer service. Alternatively, those cost centers which are critical to penetration, customer service, and retention are located as close to the customer as possible. Examples include construction management, sales, customer service, and network maintenance, which are all located in each of the Regional Areas. In its continuing effort to gain cost efficiencies, in 1997 the Company commenced a reorganization of certain of its operations; in order to serve customers more efficiently, the Company is in the process of consolidating the Customer Operations departments currently serving its three English franchise areas into one department, based in Luton.

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

   RESIDENTIAL MARKETING

     The Company markets its local telecoms and television service under the brand name CableTel and promotes its brand image as an integral part of the emerging information super-highway. The Company is constructing its integrated full-service fiber optic networks in order to bring a wide variety of services to the consumer. This branding strategy includes the following concepts in the Company's advertising, literature and other materials:

     -    positioning NTL as a local telephone company;

     - introducing alternative telephone service, multi-channel television and Internet access as the first of an expanding array of services which will be carried on the network in the future;

     - emphasizing that the Company is bringing "more choice" in television viewing, "better value" in telephone service and "state of the art" communications technology in providing access to the Internet;

     - demonstrating the Company's commitment to quality, value and service in its offerings as evidenced by its Code of Practice approved by OFTEL;

     - building interest, awareness, and credibility for the Company's services.

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

     The Company initiates its marketing in an area by direct mail, which is followed by a personal appointment with a Company sales advisor. In some regions, the sales visit is also preceded by the hand delivery to every household of a videotape (estimated to cost approximately 45p each) which describes NTL and its services. All information regarding both current and future sales opportunities is entered into the database, and current sales information is updated in the Company's provisioning, billing and subscriber management system. Unsold household data is maintained for future telemarketing, direct mail, and re-marketing by the sales force.

     Management is currently reviewing several alternative sales and marketing techniques. For example, NTL has launched telemarketing trials in its Luton and Wales franchise areas to existing and new residential customers. To existing customers, NTL promotes its second telephone line, second set top box and channel upgrades. In addition, the Company offers a "Friend get a Friend" program under which it offers the current subscriber and its friend one month's free line rental.

     As an additional service, the Company launched pay-per-view services to its customers in March 1998. The Company has entered into a joint venture with Telewest, General Cable and Diamond Cable for the provision of a cable-only movie, sport and event pay-per-view television service called Front Row. The joint venture comprises nearly 50% of the UK cable television industry and represents the alternative to BSkyB's dominant position in movie and sports rights for pay television. The pay-per-view service will be available to other cable operators subject to agreeing terms of carriage. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tristar) and the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone).

     Additionally, as part of NTL's focus in ensuring and maximizing customer retention, the Company usually charges an installation fee (currently 49.99 pounds sterling including VAT), which is often discounted. It also adopts a one year service agreement and encourages direct debit payment as the "standard," although no discount is offered for such method of payment. The installation fee and one year contract provide qualifying mechanisms to ensure that the customer understands and recognizes the value of the services, while the encouragement of direct debit payment helps to avoid non-payment or non-payment related cancellations.

     Bundled Product Offerings. The Company's product and pricing strategies emphasize choice, value, and quality and are designed to encourage subscription to multiple services and maximize long-term customer retention. With its integrated dual service network, the Company has the opportunity to offer bundled telephony and CATV services. Following the success of a trial in certain of the Company's franchises, in November 1996, the Company announced the introduction of a new promotional pricing and packaging structure called "Choices" for its telephony and CATV service. The First Choice entry package offers the customer the Company's telephone service, which includes call waiting and CableTel 1471 (call return feature) at no extra charge, as well as a limited selection of television channels which includes all the terrestrial channels, four popular CATV channels and one NTL exclusive local TV channel. The current price for First Choice is 8.87 pounds sterling, which is approximately the same as BT's current line rental charge. This means that NTL's customers can receive their telephone line and sample cable television for the price of the monthly telephone line rental alone from BT. The customer is encouraged to choose from several genre-based tiers of mini packages called Choice Collections and the Popular Collection, each of which includes a number of additional cable channels. The Premium Choices packages enable the customer to select from several premium channels each of which can be purchased for an additional charge.

     The Company believes that this type of bundled and flexible service package is responsive to the desires and tastes of its customers. The packages give the customer the opportunity to trade up or down rather than churn. NTL seeks to gain incremental revenues by pulling customers through to higher tier packages. The promotional offer of Sample Choice serves as a shop window for other incremental services. In addition, the Company encourages subscription to multiple services by offering a "two for one" discount on installation charges.

     Value for Money. The Company also emphasizes the "value" of its residential telephone service. By bundling its telephone service with a limited selection of cable channels for the price of BT's telephone line rental, the Company believes that it offers its customers greater value for their money.

     In addition to these savings incentives, using the national telecoms network should give the Company greater pricing flexibility and therefore would enable the Company to design and offer new telephony service packages to its customers. By integrating its national telecoms network with its local networks, the Company will be able to bypass the wholesale long distance fees charged by BT and other carriers for carrying calls to and from the Company's local telephone networks. This increased flexibility positions the Company to introduce more volume-oriented and/or geographically based calling plans designed to give the customer even greater choice and value. Management believes that increased ability to design attractive marketing plans and to better package services versus its competitors should have a positive effect on the Company's penetration rates.

     Internet Access and Other Interactive Services. As part of the Company's multiple services product strategy, NTL Internet offers retail Internet access at speeds of up to 56.6 Kbits/sec. Particular emphasis is being placed on jargon-free customer service and support. The Internet-access service is currently being offered for a monthly charge of 9.95 pounds sterling. The Company is testing the provision of Internet access at substantially higher speed through either Ethernet access (10 Mbits/sec.), cable modems (4 Mbits/sec.) or ISDN access (128 Kbits/sec.).

   BUSINESS MARKETING

     In the business market, NTL positions itself as a new provider of state-of-the-art communications services, with broadband capabilities that enable new potential applications for businesses, institutions and government.

     The Company's sales strategy for the business market employs a consultative direct marketing and sales technique. It begins with detailed market surveys designed to quantify the current and future needs of targeted businesses. The Company's sales advisors call on potential customers with pertinent information regarding the customer and with all products in the Company's portfolio at their disposal. Regional customer service centers have been set up to ensure that the needs of business customers post-sale can be met effectively. Service quality is demonstrated by the Company's commitment to service guarantees and standards which meet or exceed the best competitive practices, and is ensured through the reliability of the Company's new, state-of-the-art network.

     Business Telephony Services. The Company offers a choice of telephony services to its business customers: Business Exchange Lines ("BELs"), typically single or multiple lines delivered via twisted copper pair, or Enhanced
Telephony Services. The latter is delivered via a high quality digital connection to a customer's PBX based on a minimum connection of 15 lines. Enhanced features and facilities, such as Caller Line Identification, are available on both services. Additional features, such as Direct Dialing Inward ("DDI"), are available only on the Enhanced Telephony Service. Two usage rates are currently available, offering customers a choice based on their calling patterns. Both usage and rental charges are competitively priced, and automatic volume discounts give further savings to customers.

     The Company based its initial entry into the market on its core business telephony products and has since introduced the first managed data service, FibreLink2, CENTREX services and its ISDN BRA service. The Company also actively markets Closed Circuit Television/Surveillance Systems ("CCTV") to local and public authorities, private developments and multi-occupancy situations.

     CENTREX services give customers the equivalent of their own telephone system (PBX or key system) without the expense of having to purchase, operate and maintain one. The Company believes that the CENTREX market in the United Kingdom is currently underserved, especially among small and medium businesses. The pricing of CENTREX services is based on value provided to the customer rather than pricing lower than competitors. The Company's CENTREX Services include CENTREX Select, a single site service, and CENTREX Network, a multi-site service giving transparency of voice communications between multiple locations. In 1997, the Company provided one of the largest CENTREX orders in the UK to date-over 600 lines to a health care trust in the Company's Luton franchise.

     Managed Data Services. The Company's offerings in this area emphasize the immediate availability of large, flexible bandwidth circuits to meet the growing needs of the market, while meeting the demands of existing and emerging standards. The Company's first managed data service, FibreLink2, was introduced in January 1996 and is aimed at large businesses which need data or voice communications between different locations and provides a bandwidth of 2 Mbits/sec. Higher bandwidth services (34-155 Mbits/sec.) are available on request, as are lower bandwidth (64 Kbits/sec.) services. Broadband services will be offered to address emerging multi-media and data-intensive applications, with rates designed to reflect the value provided to the customer. The Company currently provides a 155Mbit, ATM network to a group of universities and hospitals in its South Wales franchise as part of the UK's "Super Janet" network. This metropolitan area network links 13 sites with approximately 16,500 work stations (PCs), and generates approximately 3 million e-mail messages and approximately 20 million connections (web hits) to the Internet per month.

THE NTL NETWORKS

   LOCAL BROADBAND NETWORKS

     The Company believes that its advanced network design is sufficiently flexible to permit it to deliver a wide variety of existing entertainment, telecommunications and information services and will enable it to offer anticipated new services in the future without incurring significant additional construction costs to adapt its existing underground network.

     Network Design and Functionality. The Company is installing its cable/telephone and telecommunications network using established state-of-the-art technology, deploying fiber optics directly to business concentrations and residential nodes averaging 600 telephone lines or 500 homes respectively, and employing spare duct and transmission capacity in excess of anticipated needs. In this manner, the Company achieves the cost efficiencies and rapid deployment that using standardized equipment entails, while retaining the flexibility to expand and adapt its network over time with little or no additional underground or construction investment.

     The design and construction of a new network varies depending upon factors including the number of route miles to be installed, density of homes and businesses, type of surface, and the architecture of the network backbone. Each system has been designed with at least one head-end and at least one telephone switching office. Each system's head-end and telephone switching office is directly connected to each node by fiber optic cable. Each node is then connected to a subscriber's premises. Construction of each system has been planned on a neighborhood by neighborhood basis to allow revenue generating operations to commence in a neighborhood as construction of the portion of the system serving such neighborhood is completed.

     Fiber Optics. The evolution of fiber optic technology over the past decade, including increases in the capacity of laser transmitters and decreases in the price of optical receivers, has enabled the economic deployment of fiber optic cable much closer to the customer than in traditional coaxial cable CATV and twisted copper pair telephone networks, thereby improving the quality and capacity of the CATV and telephone service. The main advantages of deploying fiber in place of both coaxial cable or copper wire are its smaller size, greater capacity, freedom from electrical interference, and significant reduction of the requirement for periodic maintenance. The Company is deploying fiber to nodes serving 500 homes which are no more than several hundred meters from the furthest home.

   THE REGIONAL AREAS

     The Company, through its Local Telecoms and Television Services group, operates 16 separate franchises as six Regional Areas. Each Regional Area is managed and operated by a local management team led by a local managing director. The head-ends, telephone switches and technical and customer services facilities in the Regional Areas are connected by a wide-area fiber optic network to the Company's National Network Management Center.

     Central Scotland. The Central Scotland Regional Area covers nearly 500,000 homes and includes Glasgow, the fourth largest metropolitan area in the United Kingdom and the largest City in Scotland. It is generally considered the commercial and industrial center of Scotland and has a higher density of households per kilometer of cable communications network than the United Kingdom as a whole. The Company offers locally orient and originated programming and advertising.

     South Wales. South Wales is the commercial and industrial center of Wales and one of the United Kingdom's major contiguous urban areas. Cardiff, the capital of Wales, Swansea (in West Glamorgan) and Newport (in Gwent) are the region's major cities. The Company's licenses in South Wales cover approximately 540,000 homes and a substantial portion of the Welsh business community.

     Suburban London (Surrey and Luton). The two Suburban London Regional Areas comprise the Surrey and East Hampshire license area to the southwest of London totaling 136,000 homes, and the Central and East Hertfordshire and North and South Bedfordshire (Luton) license areas to the north of London, totaling approximately 348,600 homes. The Company believes that the licenses in these commuting residential communities offer an attractive blend of household density and demographic characteristics and above average levels of disposable income. Located between Heathrow and Gatwick international airports, the borough of Guildford and surroundings in Surrey have become the headquarters for many multinational high technology companies (including the cable/telephone operators Telewest and Partners, as well as British Airways, General Motors and the General Electric Company). To the north of London, Luton is a commercial and industrial center hosting such manufacturers as British Aerospace and Vauxhall (General Motors' United Kingdom division) and is the home of the fourth largest international airport in the South of England.

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

     Network Architecture. The Company's cable network is being built with four 2-way channels having an initial capacity of 750 MHz, which is sufficient to carry over 60 analog channels of television. With digital compression of the television signal, many more channels can be transmitted. The system is upgradeable to 1 GHz. Generally, a maximum of one amplifier is required between the head-end optical receivers and a home. Traditional cable systems often employ "cascades" of more than 5 amplifiers which degrade signal quality and increase the chances of system failure.

     NTL's local telecommunications network uses a SDH redundant-ring based architecture, which improves the Company's ability to flexibly deploy capacity and further enhances system resilience. Telephone signals are carried from the node to the home over traditional copper pair, over a shorter distance than in traditional telephone networks, which improves signal quality and allows higher bandwidth services to be more easily deployed. To connect its residential customers, the Company uses a "dual drop" consisting of "Siamese" coaxial cable, capable of transmitting 1 GHz of bandwidth, and two copper twisted pairs capable of providing two telephone connections. Large business customers are connected to the telephone network directly through fiber optic cable.

   NATIONAL TELECOMS NETWORK

     The Company's national network was designed specifically for the high volume telecommunications market in the UK and it incorporates many customer sites directly into the backbone network. Expertise in designing and installing this network was gained through nearly 40 years of managing its television transmission network. The NTL national network covers approximately 1,500 route miles and 40,000 fiber miles across England, Scotland and Wales. During 1998, the Company plans to extend the network to include the first resilient fiber connection between Northern Ireland, the Republic of Ireland, and England.

     The network consists of two fully redundant, SDH digital fiber/microwave networks. The major fiber routes are complemented with microwave radio connections which increase the capacity and reach of the network. SDH is an advanced technology which is being increasingly adopted by the telecoms industry for the high speed transmission of voice, data and video. The Company believes that SDH technology improves network reliability and performance and provides greater flexibility than conventional network architecture. Provision speeds are also generally higher with SDH because it is remotely driven by software. In addition, network availability, reliability, management, and routing are also superior to conventional network architecture because signals are automatically re-routed to the best path available if another is degraded. Management believes that NTL has a competitive advantage over other carriers such as BT and C&WC because SDH technology has been built in its networks from the start, thus avoiding integration problems with older technology. On its 62 microwave radio routes, the Company uses primarily Nera SDH digital microwave radios.

     The NTL national network has been designed with significant existing capacity as well as the ability to efficiently increase capacity in the future. The fiber optic backbone network consists of fiber optic cable which generally contains 24 pairs (48 fibers), each pair providing 16 x 155Mbits/sec (STM-16). NTL has also provided for spare fiber optic pairs as well as duct space. For example, the trunk route specification provides for two large ducts, each with capacity for 4 sub-ducts, only one of which is currently used. Therefore, the network capacity can be increased by a further 7 times with minimal incremental capital cost.

     In an effort to exploit synergies between its local and national networks, the Company created its engineering support division in 1997. This division centrally manages, monitors, and operates both the local and national networks from a combined network management center. From one location, NTL operators will be able to remotely monitor the networks, identify faults and contact local field operators for repair (if necessary) and maximize network capacity utilization by accessing information about both the local and national networks simultaneously.

   NATIONAL BROADCAST TRANSMISSION NETWORK

     The Company's television transmission network consists of over 1,200 owned and shared transmission sites, with towers ranging from fifteen feet to nearly twelve hundred feet in height. The division's transmission tower at Emley Moor in Yorkshire is the United Kingdom's tallest free-standing structure at over 1,000 feet. These towers are complemented by other transmission sites and relay stations situated throughout the United Kingdom.

     In addition to the transmission sites owned by this division, this division also shares sites formerly held by the BBC (now held by Castle Transmission), allowing it to complete its nation-wide coverage. In all, the Company maintains over 2,000 transmitters, currently monitored from four regional centers and maintained by 22 strategically positioned service centers.

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

     In addition, this division has built and currently operates and maintains radio transmission facilities for a number of independent local radio operators. These facilities share components of the Company's television transmission network infrastructure.

PROPOSED PARTNERS ACQUISITION

     On February 5, 1998, the Company entered into an Agreement and Plan of Amalgamation (the "Agreement") with Comcast UK Cable Partners Limited
("Partners"). Under the Agreement, Partners' shareholders will receive 0.3745 shares of the Company's Common Stock for each share of Partners Common Stock. Based on the closing price of the Company's Common Stock on the date of the Agreement, the transaction is valued at approximately $600 million.

     The Agreement contains provisions such that if the purchase price per Partners' share falls below $10.00, Partners has the right to terminate the transaction, subject to the Company's right to adjust the exchange ratio such that Partners' shareholders would receive an amount of the Company's Common Stock having a value of $10.00 for each Partners share. Under certain circumstances, the consideration payable to Partners' shareholders may be adjusted based on the proceeds of the potential exercise of certain rights of first refusal with respect to Partners' interests in the London and Birmingham operations described below. Completion of the transaction is subject to a number of closing conditions including regulatory approvals, shareholder approval by the Company and Partners and consents from their respective banks and bondholders.

     NTL believes that the acquisition of Partners will provide the Company with the opportunity to achieve certain strategic and financial benefits including:
(i) improved operating performance and reduced operating costs, (ii) an enhanced return on its national telecoms assets through increased network capacity utilization, (iii) increased penetration in the national business telecoms market by expanding its local presence and increasing its geographic coverage, and (iv) benefits of scale in equipment procurement and programming acquisition.

PARTNERS

     Partners was incorporated in 1992. As of December 31, 1997, Partners had interests in four operations (the "Partners Operating Companies"): Birmingham Cable Corporation Limited, in which the Partners owns a 27.5% interest, Cable London PLC, in which Partners owns a 50.0% interest, Cambridge Holding Company Limited, in which Partners owns a 100% interest and two companies holding the franchises for Darlington and Teesside, England, in which Partners owns a 100% interest.

     The Partners Operating Companies' systems are reported to have the potential to serve approximately 1.6 million homes and the businesses within their franchise areas when their build-out is complete. As of December 31, 1997, Partners' reported that the Partners Operating Companies' systems passed more than 1,197,000 homes or approximately 75% of the homes in their franchise areas, and served approximately 360,000 residential telephony subscribers, 298,000 cable subscribers and 11,400 business telephony subscribers.

COMPETITION

     The Company faces significant competition from established and new competitors in the areas of residential telephony, business telecommunications services and cable television. The Company believes that competition will intensify in each of these business areas, particularly business telecommunications.

     Residential Telephony. The Company competes primarily with BT in providing telephone services to residential customers. BT, formerly the only major national PTO in the United Kingdom, has an established market presence, fully built networks and resources substantially greater than those of the Company. According to OFTEL, at March 31, 1997, nearly 90% of United Kingdom residential telephone exchange line customers are customers of BT. The Company's growth in telecommunications services, therefore, depends upon its ability to convince BT's customers to switch to the Company's telecommunications services. The Company believes that value for money is currently one of the most important factors influencing the decision of United Kingdom customers to switch from BT to a cable telecommunications service. BT has, however, introduced price reductions in certain categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although the Company intends to remain competitive, in the future it may be unable to offer residential telephone services at rates lower than those offered by BT. In such case, the Company may experience a decline in its average per line residential telecommunications revenues, may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect the Company. In addition to BT, other telecommunications competitors which may have substantially greater resources than those of the Company could prevent the Company from increasing its share of the residential telecommunications market.

     On February 8, 1996, the Department of Trade and Industry ("DTI") announced the award of two licenses to operate radio fixed access services in the 2 GHz band. These new licenses enable the two licensees, BT and RadioTEL Systems, to provide telecommunications services to customers living in defined remote rural areas mainly in Scotland, Wales and Northern Ireland and create potential additional competition for the Company's residential telephony services in certain remote rural areas of the Company's Northern Ireland franchise. The Company also competes with mobile networks. This technology could grow to become a competitive threat to the Company's networks, particularly if call charges are reduced further on the mobile networks. The Company's Radio Communications group may enable the Company to benefit from the growth in this technology. There can be no assurance, however, that the Company will be able to compete successfully with BT or such other telecommunications operators.

     The Company believes that it has a competitive advantage in the residential market because of its ability to offer integrated telephone, CATV, telecommunications services (including interactive and on-line services) and dual product packages designed to encourage customers to subscribe to both services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT, C&WC and other national PTOs will be entitled to convey CATV services from 2001 and, subject to a review by the Director General (which is already underway), possibly from as early as 1998.

     British Sky Broadcasting Limited ("BskyB") is currently marketing telecommunications services both independently and on behalf of BT. BSkyB's joint marketing efforts with BT enable BSkyB's customers to earn additional discounts on BT's residential telecommunications volume discount plans. In addition, it has been reported from time to time that BT and BSkyB are discussing the formation of cooperative arrangements. Given the respective market positions of BT and BSkyB, the Company believes that, if the two companies successfully combine their respective marketing strengths, the resulting combination would provide significant competition to cable operators including the Company.

     Business Telecommunications. BT is also the Company's principal competitor in providing business telecommunications services. In addition, the Company competes with C&WC, Energis, Scottish Telecom in Scotland and with other companies that have recently been granted telecommunications licenses such as WorldCom and Colt. In the future, the Company may compete with additional entrants to the business telecommunications market, such as AT&T U.K. Competition is based on price range and quality of services, and the Company expects price competition to intensify if C&WC, Energis and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in the Company's existing markets or that the Company will be able to continue to compete successfully with such competitors in the business telecommunications market.

     CATV. The Company's CATV systems compete with direct reception over-the-air broadcast television, direct-to-home ("DTH") satellite services and satellite master antenna systems. In addition, pay television and pay-per-view services offered by the Company compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. The Company expects that, in the future, it may face competition from programming provided by video-on-demand services, including those that may be provided by PTOs with national licenses (i.e., national PTOs). Certain companies associated with BT and Mercury (which recently merged with three cable operators that hold such licenses-NYNEX CableComms, Bell Cablemedia plc and Videotron Holdings plc-to form C&WC) hold licenses to provide cable telephone/television systems that cannot, under current ITC policy, be built in any of the Company's franchises. This ITC policy position may change. Any such change in policy could have a material adverse effect on the Company.

     On September 29, 1993, the ITC issued a statement pursuant to which it took the position (shared by OFTEL and DTI) that BT and the other national PTOs may provide "video-on-demand" service under their existing licenses. No assurance can be given that video-on-demand will not provide substantial competition to the Company within its markets in the future.

     The Broadcasting Act 1996 provides for the regulation of digital terrestrial television ("DTT") that will initially provide an additional 18 or more new terrestrial channels serving between 60% and 90% of the United Kingdom's population. Some of the channels are reserved for digital simultaneous broadcasting by the existing terrestrial broadcasters. The introduction of DTT, as well as digital satellite television will provide both additional programming sources as well as increased competition for the Company and its subsidiaries. There can be no assurance that satisfactory (or any) terms of carriage will be obtained by the Company for digital satellite programs or channels.

     The full extent to which existing or future competitors using existing or developing media will compete with cable television systems may not be known for several years. There can be no assurance, however, that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete.

     Broadcast Services. In February, 1997, the United Kingdom Government sold the BBC's Home Service and World Service transmission businesses to a consortium led by Castle Tower Corporation. There can be no assurance that the Company will not encounter significant competition from Castle Transmission for its transmission business from expiration of the Company's current contracts with the ITV contractors and Channel 4/S4C.

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

LOCAL TELECOMS AND TELEVISION SERVICES

     CATV and cable telephony/telecommunications operators in the United Kingdom are governed by legislation under the Broadcasting Act 1990 (the "1990 Act") (which replaced the Cable and Broadcasting Act 1984 (the "CBA")), the Broadcasting Act 1996 (the "1996 Act") and the Telecommunications Act 1984 (the "Telecommunications Act"). An operator of a cable television and cable telephony franchise in the United Kingdom covering more than 1,000 homes requires the following two licenses for each cable franchise area:

          (a) a CATV license, which authorizes the provision of cable television services within a defined geographical area and which may be either:

               (i) a prescribed diffusion service license ("PDSL") (issued pursuant to the CBA prior to January 1, 1991 and continued in effect under the 1990 Act) which allows an operator to provide cable television services by means of a cable network; or

               (ii) a local delivery operator license ("LDL") issued since January 1, 1991 pursuant to the 1990 Act which allows an operator to deliver television and other licensed programming services by means of a licensed telecommunications network, including a cable network or microwave distribution system; and

          (b) a telecommunications license, issued under the Telecommunications Act by the Secretary of State for Trade and Industry (the "Secretary of State"), which authorizes the installation and operation of the telecommunications network used to provide CATV and telecommunications services.

     The CATV licenses and telecommunications licenses contain various conditions which are enforced by the ITC, or OFTEL as appropriate. It is ITC policy to grant licensees the exclusive right to provide cable television services in the area governed by their licenses ("ITC Licenses"). The Company holds such licenses for each of its 16 franchise areas. The ITC or the Secretary of State has the power ultimately to revoke such licenses.

     The Company's United Kingdom businesses are further subject to regulation by the European Union ("EU").

THE BROADCASTING ACTS

   LICENSING

     The television services provided by the Company are regulated principally by the ITC, which was established under the 1990 Act to license commercial television services (except for BBC services and services provided by the Welsh Authority), whether delivered terrestrially, by cable or satellite. Subsequent to the 1996 Act the ambit of the ITC also extends to digital services. The ITC regulates these services by monitoring compliance with license conditions and has a range of enforcement powers if licensees fail to comply with them.

     Before the 1990 Act, the ITC Licenses awarded by the Cable Authority (under the CBA) were PDSLs. PDSLs are no longer granted, but they continue in effect unchanged under the 1996 Act. Now ITC Licenses are granted as LDLs. The main distinction between a PDSL and an LDL is a competitive tendering process and the role the ITC plays in monitoring the development of services by licensees and the opportunity to apply for the 40Ghz microwave video distribution service license within the LDL area.

     A local delivery service is a service using a telecommunications system including cable or microwave systems for the purpose of delivering television or radio services to two or more homes, and is licensable only if more than 1,000 homes can be served. In advertising a new LDL franchise the ITC specifies the percentages of qualifying revenue ("PQRs") payable by any successful applicant for each year for the period of the license. An LDL is then awarded on the basis of competitive tendering usually to the applicant submitting the highest cash bid (payable annually over the 15-year period of the license and indexed for inflation) although the ITC will not make a license award to the applicant who has submitted the highest cash bid, where it appears to the ITC that the proposed coverage by an alternative applicant is much higher than the ITC or the highest bidding applicant, proposed to achieve. When awarding a licence the ITC may make it conditional on meeting certain specified financing requirements. The fees payable to the ITC, in addition to the original cash bid and PQR payments, consist of an initial fee payable on grant of the license and annual fees thereafter as may from time to time be fixed by the ITC and representing a proportion of the costs incurred by the ITC in carrying out its functions.

     A prescribed diffusion service, the forerunner to the local delivery service, is a service involving a cable system capable of serving at least 10,000 homes. The ITC has inherited the responsibility for monitoring the way in which the licensee develops the services which were originally proposed by the applicant for distribution throughout its franchise areas (such as a local channel). The fee currently payable to the ITC for a PDSL is an annual fee based on a proportion of the ITC's costs and expenses.

   DURATION OF ITC LICENSES

     The duration and terms for renewal of the Company's PDSLs and LDLs are as follows:

     PDSLs. PDSLs are issued for an initial period of 15 years, although the Company is entitled to seek an extension for a further 8-year period. If the Company elects to extend a PDSL, upon expiration of an extended license, the Company must apply for a new LDL under the competitive tendering process described above. If the Company does not elect to extend a PDSL the Company is entitled to apply for the grant of an LDL for the same area for a further 15 year period, and the ITC will set the amount of notional cash bid and PQR payments payable over the period of the license. The ITC can only refuse to grant the LDL to the existing licensee in such circumstances if (i) they propose to grant a new LDL in respect of a different area, (ii) the licensee is not operating throughout the whole of the franchise area, (iii) the licensee's proposed service under the LDL would not cover the entire franchise area or (iv) its proposed telecommunications system is not acceptable.

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

     The majority of the Company's ITC licenses will expire in December 2005 and are not currently due for renewal or extension. Applications for renewal of the LDL may be made within five years of the expiry of the LDL and not later than the date the ITC would need to invite applicants for a new LDL for the relevant franchise to replace the LDL upon its expiry.

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

   ENFORCEMENT AND REVOCATION

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

OWNERSHIP RESTRICTIONS

     The 1996 Act has substantially amended the media ownership rules set out in the 1990 Act. The amended rules came into force on November 1, 1996.

     The new rules do not change the foreign ownership rules affecting cable operations; therefore, non-EC bodies will not be prevented from owning cable licenses, but they are restricted from holding a Channel 3 license and licenses for certain other broadcasting and commercial radio services.

     The ITC remains under a duty to ensure that certain entities, including local authorities, political bodies and religious bodies, do not hold ITC Licenses. The Secretary of State for Culture, Media and Sport has a wide discretion to amend the rules restricting participation in ITC Licenses.

     The 1996 Act introduces new ownership rules on licensed television interests in the UK which will, broadly speaking, relax the existing restrictions. It revokes all the existing ownership rules applying between the various means of television distribution and applies one overriding rule, namely that no one person may hold two or more licenses where his audience time exceeds 15% of the total United Kingdom audience time for the last 12 months. The type of licenses referred to include all terrestrial television services (whether analog or digital licenses, licensed satellite program services, or licensable program services). ITC Licenses are not included within the new restrictions. The intention is that cable is treated as a method of delivery only, and will only be included where the cable operator in question is responsible for the editorial content of that programming.

   LOCAL SERVICES REQUIREMENT

     The Company's PDSLs (i.e. all its ITC Licenses except the Northern Ireland and Gwent and Glamorgan LDLs) require the provision of local services (including text information, community access and programming dedicated to the Company's local communities). In recent meetings with the ITC, the Company has begun the formulation of a plan to develop and provide some of these services. In January 1997, the Company successfully applied for, and was awarded, a license for its proposed new local program series to be called "On T.V." In 1997, the Company launched On T.V. in each of its Regional Areas in partnership with local organizations such as local universities, technical colleges, radio stations and newspapers.

   RESTRICTIONS ON TRANSFER

     The 1990 Act permits the transfer of an ITC License to a third party with the prior written consent of the ITC. The ITC has absolute discretion to refuse any proposed transfer of such a license.

PROGRAM ORIGINATION

     Under the 1990 Act, cable operators with PDSLs and LDLs may only carry licensed program services on their systems and present only advertising and programs (including foreign satellite programs) which conform to the restrictions set forth in codes produced by the ITC in relation to advertising, program sponsorship and programming content.

     The 1996 Act introduced two main changes to cable "must carry" provisions:-

          (i) PDSL holders were required under the 1990 Act to carry the public analog terrestrial channels of BBC1 and 2, the regional ITV channel and Channel 4. This obligation has been extended under the 1996 Act to include teletext services carried on the above channels; and

          (ii) the 1996 Act provides that when a cable system (PDSL or LDL) is transmitting programs in a digital format and the ITC is satisfied that it is appropriate to treat the system as a digital system, the ITC will serve a notice on the licensee, at which point the licensee is required to carry all free to air services provided by the BBC, BBC teletext, Channels 3, 4 and 5 and the public teletext on Channels 3 and 4.

     Cable operators have no copyright liabilities for "must carry" services.

THE TELECOMMUNICATIONS ACT

   LICENSING

     The installation and operation of the Company's United Kingdom cable systems, over which it provides its television and other telecommunications services, requires a license issued under the Telecommunications Act by the Secretary of State for Trade and Industry (a "DTI License"). The Company has a number of DTI Licenses covering areas which coincide with the areas covered by its ITC Licenses, as well as national and international services PTO licenses.

     A DTI License authorizes a cable operator to install and operate the physical network used to provide entertainment and telecommunications services in its franchise. It also authorizes the operator to connect its system to other television and telecommunications systems, including those operated by the terrestrial broadcasting authorities, satellite broadcasters and PTOs. Although the DTI License granted to a cable operator is for a particular franchise area, other operators can be granted DTI licenses for that same area.

     A cable operator's DTI License contains conditions regulating the manner in which the licensee operates its telecommunications system, provides telecommunications services, connects its systems to others and generally operates its business. A cable operator's DTI License also contains a number of detailed provisions relating to the technical aspects of the licensed system (e.g., numbering, metering and the use of technical interfaces) and the manner in which the licensee conducts its business (e.g., publicity of certain prices, terms and conditions). In addition, a cable operator's DTI License contains prohibitions on undue preference and discrimination in providing certain services and unfair cross-subsidy of certain services. The cable operator's DTI License also requires the licensee to comply with certain codes of practice and fair trading conditions and to provide information which the Director General of OFTEL (the "Director General") may require to carry out his statutory functions.

     The fees payable for the DTI License consist of an initial fee payable on the grant of the license and annual fees thereafter. The fees are based on a proportion of the costs of the Director General in exercising his functions under the Telecommunications Act. OFTEL is currently considering basing licensing fees on a percentage of turnover.

     A DTI License is not transferable. However, a change of control of a licensee may be permitted subject to compliance with a notification requirement provided that, among other things, the proposed change is not, in the opinion of the Secretary of State, against the interests of national security or relations with the government of a country or territory outside the United Kingdom.

     The Telecommunications Act provides a licensing and regulatory framework for telecommunications activities in the UK and established the office of the Director General as an independent regulatory authority. Telecommunications policy is overseen by the DTI. The Secretary of State also has primary licensing authority under the Telecommunications Act, although he may delegate that authority to the Director General. The principal functions of the

Director General are, among other things, to monitor and enforce compliance with DTI License conditions, establish and administer standards for telecommunications equipment and contractors, investigate complaints and exercise certain functions concurrently with other regulators to promote or ensure competition in telecommunications markets. The Director General may modify DTI Licenses either with the agreement of the licensee following a statutory period of public consultation or following a report of the Monopolies and Mergers Commission (the "MMC"). The Director General is also empowered to issue enforcement orders requiring compliance with DTI License conditions which have been breached.

   TERM, RENEWAL AND REVOCATION

     DTI Licenses originally were granted for an initial period of either 15 or 23 years (depending on the technology used by the licensee), commencing on the date service was first provided to customers. In July 1992 following the Duopoly Review (a review of a government policy not to license operators other than BT and Mercury (now part of C&WC)), technology-related discrimination in DTI License length was abandoned. The United Kingdom government invited all holders of 15-year DTI Licenses to apply for new 23-year licenses. However, a licensee also had the right to extend a 15-year DTI License to 23 years if it provided certain technical undertakings within five years of the date of the original grant of license. The Company has given such undertakings with respect to all of its DTI Licenses and, consequently, the Company's DTI Licenses will expire at various times between 2008 and 2017.

     Upon expiration, a DTI License cannot be renewed and application must be made for a new license. If the ITC License is renewed for a franchise, a new DTI License for the same area covered by the ITC License is likely although not guaranteed to be issued.

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

   NETWORK CONSTRUCTION

     DTI Licenses for PDSL areas specify the build schedule of the system which the cable operator is required to implement (by reference to the numbers of premises passed) and the particular technical characteristics to which the system must adhere. It is OFTEL's responsibility to enforce compliance with the build schedules. The DTI Licenses for LDL areas, such as Northern Ireland and Glamorgan and Gwent, do not specify a build schedule. This schedule is contained in the LDL issued by the ITC, and it is the ITC's responsibility to enforce compliance with those build schedules. Persistent failure to comply with the build schedules could result in license revocation.

     Under a DTI License, the cable operator is subject to and has the benefit of the Telecommunications Code promulgated under the Telecommunications Act. The Telecommunications Code provides certain rights and obligations with respect to installing and maintaining equipment such as ducts, cables and cabinets on public or private land (including the installation of equipment on public highways). Cable operators also have the benefit of the New Roads and Street Works Act 1991 (and equivalent legislation in Northern Ireland) which provides them with the same rights and responsibilities with respect to construction on public highways as other public utilities. Cable operators generally are required to post bonds with local authorities in respect of their obligation to ensure reinstatement of roads and streets in the event the operator becomes insolvent, ceases to carry on business or has its DTI License terminated. In order to install equipment on private property, cable operators should first seek the agreement of occupiers, property owners and others, but where such agreement is not forthcoming, they may apply for a court order dispensing with the requirement for such an agreement.

     A planning order issued in April 1994 imposes planning consent requirements on certain works carried out under the Telecommunications Code. Under this planning order, installation, alteration or replacement of any telecommunications apparatus on, or within the land surrounding, a dwelling house is deemed to be development for which planning consent is required. There is some uncertainty as to the extent to which this restriction could affect the development and maintenance of television and telecommunications systems. The Department of the Environment, however, takes the view that cabling a house is a "minor operation" and is not, therefore, "development" unless it alters the external appearance of a building.

   TELEPHONE OPERATIONS

     The ability of cable television operators to provide telephony services is subject to the restrictions contained in their DTI Licenses. All the Company's DTI Licenses permit the Company to provide voice telephony services and to switch their own traffic. Additionally, under the UK regulatory regime, the Company has the right to require BT, C&WC and other public telephone operators ("PTOs") (including cable operators) to provide interconnection and, failing agreement on the interconnection terms, the right to request OFTEL to determine the interconnection conditions. The Company has interconnection agreements with BT and C&WC.

     Telephone Number Portability. At the request of a DTI licensed operator, and if so directed by the Director General, BT is obligated to offer customers number portability (i.e. the ability of telephone customers to retain their telephone numbers when changing to another telephony operator).

     Pursuant to a hearing by the MMC, BT's license was amended on July 29, 1996 in accordance with the MMC's findings. The license modifications require that BT split total number portability costs 70:30 with the cable operator requesting number portability. This meant that BT bore the systems' set up costs; the other operator paid the per line set up costs; and BT and the other operator shared extra costs associated with routing a call to a ported number until October 1997 when BT was due to introduce a new method of routing ported number calls, called the "call dropback" method under which BT will bear any costs associated with call dropback as well as any additional costs which BT incurs should they fail to introduce the "call dropback" method by October 1997. These costs are expected to be minimal. The Company intends to offer number portability for customers in the future.

     In December 1997, OFTEL also modified all other PTO Licenses (including those held by the Company) to require the provision of number portability when requested by another operator able to offer reciprocal number portability.

     DTI licensees are obliged to notify OFTEL of the rates for licensed services. The Company is required to publish rates with OFTEL for cable television. BT is currently subject to controls on certain prices it may charge customers.

     BT has been permitted to offer retail discounts nationally to high volume users, albeit subject to several conditions. Importantly, BT is restricted in the manner in which it can offer discounted services by virtue of the obligation not to show undue preference to or exercise undue discrimination against particular persons or persons of any class or description (cable operators are also subject to a similar prohibition on undue preference or discrimination in relation to services). Except as mentioned above, BT is not, therefore, allowed to offer discounted services in local markets without offering them nationally. For so long as this policy of geographic averaging remains in effect, BT will be restricted in its ability to respond through differential pricing to local competition from cable operators. OFTEL has indicated that it remains firmly committed to the principle of geographic averaging for the majority of BT's services including voice telephony.

     OFTEL also imposes controls on BT's retail pricing which is proposed to apply for a 4 year period from July 1997. OFTEL has chosen to adopt a more deregulated approach to permit market forces to determine pricing where competition exists in particular markets. The principal features of the regime are: (i) to control retail prices through 2001 only where consumer protection is required (namely, low to medium spending residential customers (approximately the first 80% by bill spend) and additional guarantees for small businesses-this control is expected to cover only approximately 25% of BT's revenues; (ii) a value of X, for the purposes of the price cap formula (RPI minus X), of 4.5% for those residential customers and protection for the top 20% of customers by bill spend and small businesses; (iii) that this be the last retail price control;
(iv) the introduction of price controls on network charges (the input costs of operators competing with BT); and (v) the so-called "fair trading" condition in BT's license which enables the Director General more effectively to deal with anti-competitive behavior by BT. OFTEL's price cap scheme represents a first step towards deregulation of pricing in the United Kingdom telecommunication markets.

     On October 1, 1996, the fair trading condition was introduced into BT's license and came into effect on January 1, 1997. This fair trading condition provides similar prohibitions to those set out in Articles 85 and 86 of the EC Treaty in relation to anti-competitive agreements and the abuse of a dominant position in the United Kingdom. OFTEL has incorporated this fair trading condition into all other significant telecommunications operators licenses.

     Interconnection and Accounting Separation. The commercial viability of voice and other telecommunications services provided by cable operators depends on their ability to connect with other telecommunications systems in a cost effective manner. Cable operators' systems must connect with systems operated by other PTOs for calls that do not originate or terminate on their system. Each holder of a public telecommunications license (including NTL, BT and C&WC as well as cable operators) is required to negotiate an interconnection agreement with any other license holder that seeks one and either party may request intervention from the Director General if there is a failure to agree on terms. The Director General also has the power, at present, to make determinations and directions in respect of certain obligations of any party to an interconnection agreement. However, determinations by the Director General may be liable to challenge in the courts. In addition, BT is required by its license to make all interconnection agreements that it has entered into publicly available.

     On March 31, 1995, OFTEL modified BT's license to implement accounting separation for BT's "retail", "access" and "network" businesses.

     OFTEL announced in July 1997 changes to the regime controlling BT's interconnection services, to take effect from October 1997 until September 2001. The principle elements of these changes were a new price cap for BT's wholesale interconnection charges for call termination, call origination and within network conveyance of RPI-8%, with additional safeguard caps of RPI-0% on certain other wholesale services. The basis for calculating BT's costs (and hence charges) was changed from Fully Allocated Historic Costs to Long-Run Incremental Current Costs, the effect being to impose a further one-off reduction in charges of about 10% on average. The review also introduced further developments of BT's management accounts and cost information to provide greater transparency to those purchasing or competing with BT's wholesale services.

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

     Equal Access. The licenses of BT, and C&WC enable OFTEL to require them to make available to customers the ability to have their long-distance or international calls carried by another operator without extra procedures, either by pre-selection or on a call-by-call basis.

     OFTEL's statement of July 1996 also confirmed that in accordance with BT's DTI License, a full cost-benefit analysis of equal access had been undertaken. This analysis raised doubts about the overall economic benefit of introducing equal access. Accordingly, OFTEL has concluded that, on balance, there is no case at present for directing BT to provide equal access.

     In December 1997, the European Telecommunications Council of Ministers approved an amendment to the Interconnection Directive which would require Member States to ensure that operators with Significant Market Power (SMP) introduced equal access-or carrier pre-selection (CPS) by January 1, 2000. (OFTEL has indicated that in the UK it considers BT and Kingston Communications to be the only operators to have SMP for this purpose.) The UK Government argued unsuccessfully that this measure was unnecessary, given the doubts over the benefits which would result. The Directive would enable the UK to argue that introducing CPS in the UK should be deferred if it would be excessively burdensome on an operator or category of operators. The proposals do not however allow for balloting or proportional assignment of customers which may limit the effect of CPS compared with other countries which have introduced it.

     There can be no assurance that the implementation of equal or indirect access by the Director General or the effect of the European Union's
Interconnection Directive will not adversely affect the ability of cable television/telecommunications operators to market their telecommunications services.

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

EUROPEAN UNION LEGISLATION

   TELECOMMUNICATIONS REGULATION

     Most of European Union (EU) States' communications regimes are not as liberal as the UK's. Member States are now however typically in agreement on the importance of liberalizing their communications sectors, which is facilitating the European Commission attempts to fully liberalize the voice telephony market and infrastructure across the EU as from January 1, 1998 (subject to transitional periods for certain Member States). Some of the key Commission Directives which became effective on January 1, 1998 in this field are:

     A Directive requiring Member States to abolish all restrictions on the supply of transmission capacity by CATV network operators to service operators and allow the use of cable networks for the carriage of telecommunications services, other than voice telephony, within Member States from January 1, 1996. The Directive does not affect the provision of CATV services.

     A Directive which provides for full competition in telecommunication services and network infrastructure by January 1, 1998. This Directive also provided for the liberalization of self-provided infrastructure (such as utilities' networks) for the provision of services other than voice telephony from July 1, 1996. Voice telephony was liberalized on January 1, 1998. The Directive's provisions are generally comparable to the existing United Kingdom regime which is already liberalized with respect to the provision of telecommunication services and infrastructure. Following industry consultation, the duopoly which had allowed BT and Mercury to operate international facilities has been abolished and the Company was awarded a license to run international facilities on December 19, 1996.

     A Directive on the application of open network provision ("ONP") to voice telephony. This Directive sets rules and targets for basic telephone service in areas such as telephone directories, tariffs, billing procedures and quality of service. It also requires telephone companies to provide interconnection on open, objective and non-discriminatory terms, (which is now generally the case for cable operators in the United Kingdom). The Commission has proposed a new Directive to replace this ONP voice telephony Directive during 1998. This new Directive does not deal with interconnection which is the subject of a further Directive.

     A Directive on Interconnection in telecommunications with regard to ensuring universal service and interoperability through application of the ONP principles came into force on January 1, 1998. The Directive sets out a harmonized framework to be implemented by Member State regulatory authorities regarding the interconnection of public telecommunications networks and services utilizing the ONP principles of transparency, objectivity and non-discrimination. This proposal aims to ensure open access to networks and services and to guarantee the rights and obligations of operators and service providers for interconnection with the networks and services of others. The Directive is broadly in line with the approach which OFTEL is implementing through its interconnection and accounting separation program in the United Kingdom. The Directive links obligations in these areas to the concept of SMP. OFTEL has said that it does not regard companies such as NTL as having SMP at present. This situation could change if NTL were to substantially increase its market share. The Directive does contain an obligation for operators with "Special and Exclusive Rights" in a sector other than telecommunications to introduce accounting separation between their activities in that sector and the telecommunications sector. The UK authorities have said that they consider companies with cable television franchises to have such rights. It is unclear at this stage whether this will result in significant or onerous obligations.

     A European Directive on telecommunications licensing came into force on January 1, 1998 and introduced some changes to the licensing regime. The main effect was to require license terms and conditions to be non-discriminatory as between different categories of operations, to introduce greater transparency into the process of granting or refusing a license; to prescribe that fees which can be charged for licenses must be no more than necessary to cover the costs of administering and enforcing the license; to set out the administrative procedure to be followed when revoking a license, and to prescribe the broad categories of conditions which may be included in individual and general licenses. During 1998, the DTI and OFTEL intend to review and if necessary amend all existing PTO licenses under the Telecommunications Act 1934 in order to fully implement this Directive. It is not envisaged at this time that this will have a material effect on the rights and obligations which NTL faces under its licenses.

OTHER REGULATORY ISSUES

     Following a review completed by the Office of Fair Trading ("OFT") in July 1996, BSkyB has accepted new undertakings to the OFT to address concerns in respect of its wholesale pricing in addition to modifications to those undertakings agreed to in March 1995 (which addressed concerns about the bundling of programs and rate card discount schemes). The OFT also announced that a new industry ratecard would be approved only after consultation with the cable industry.

     This consultation ended on November 5, 1996. On December 16, 1996, the OFT approved the structure of the ratecard. Since this date, subsequent ratecards have been approved by the OFT to reflect changes in BSkyB's programming and pricing. BSkyB's wholesale prices for cable operators are contained in the industry ratecard, the structure of which (although not the level of pricing) is subject to approval by the OFT. Changes to the structure of the ratecard must be approved by the OFT although further changes to the ratecard may occur as a result of commercial negotiations between BSKyB and the cable operators regarding the pricing levels within the ratecard structure or following further regulatory developments.

     BSkyB's wholesale prices for its premium channels are calculated as a percentage of its own DTH retail price. Following its review of BSkyB in 1996, the OFT concluded that there was no evidence that such linkage between the direct-to-home ("DTH") retail price and its wholesale price charged to cable operators was anti-competitive and that no action was required on this issue. Additionally, the OFT said that it had reviewed BSkyB's accounts and will continue to do so every six months, to ensure that BSkyB is not cross-subsidizing its retail DTH business from revenues of its wholesale cable supply business to the detriment of competition.

     However in relation to BSkyB's requirement that cable operators carry its basic channels to 100% of their subscribers, the OFT found in its 1996 review that this was inhibiting cable operators in their ability to offer tailored packages and was inhibiting the growth of local cable industry. BSkyB has accepted an undertaking not to require carriage in excess of 80% in the future, although BSkyB will be permitted to increase the prices of its basic channels by 1.25% for each percentage point by which carriage of the channels falls short of 100%. BSkyB also accepted an undertaking not to bundle bonus programs (such as occurred in respect of the Disney Channel) with premium channels in the future. The ITC is currently investigating the handling of channels at all levels and is including within such investigation a complaint concerning the terms of supply of the Disney Channel.

REGULATION OF COMPETITION

     The Company is subject to UK and European Community competition law regimes administered by the OFT and OFTEL in the UK, and by the Commission and civil courts in each member state of the EU and to individual national regimes in the countries where it operates, presently the UK.

   UK REGIME

     UK law  controls  agreements  and  arrangements  which  affect  competition through the Restrictive Trade Practices Act 1976 ("RTPA"), monopolies and mergers through the Fair Trading Act 1973 ("FTA") and unilateral anti-competitive practices through the Competition Act 1980 ("CA").

     In relation to the mergers provisions of the FTA, the Secretary of State must either take certain undertakings or assurances from the enterprises concerned or refer them to the MMC for investigation and consideration against a broad public interest test laid down in the FTA. Monopolies and anti-competitive practices are considered by the MMC against the same test. Monopolies and anti-competitive practices references to the MMC are made by the DGFT, although in the latter case, he may accept undertakings or assurances instead of making a reference. In all three cases, the MMC may recommend action where they find that there are matters operating, or which can be expected to operate against the public interest. Ultimately, the Secretary of State has extensive powers to impose remedial action in respect of matters operating against the public interest (including divestment and the imposition of conditions on the contracts, pricing policies and other conduct of the enterprises) either through undertakings negotiated by the DGFT or by secondary legislation.

     Under the Telecommunications Act, the Director General has concurrent jurisdiction with the DGFT under the CA in relation to courses of conduct which may restrict, distort or prevent competition in the markets for telecommunications apparatus and telecommunications services and under the FTA relating to monopoly situations (as defined in the FTA) in relation to commercial activities connected with telecommunications and in relation to courses of conduct which may affect interests of consumers of telecommunications apparatus, and telecommunications services.

     A legislative bill is currently passing through the UK Parliament which would introduce new and stronger competition law within the UK. The proposals envisage a regime modelled on Articles 85 and 86 of the EC Treaty, which prohibit agreements that have the effect of preventing, restricting or distorting competition in the UK and abuses of market power. It is proposed that the prohibitions will be accompanied by strong investigatory powers including a right of forcible entry, rights to third party actions, and fines of up to 10% of a company's turnover. The government proposes the powers will be enforceable in the telecommunications sector by the Director General of Telecommunications. The company envisages that this will provide a much stronger framework than hitherto for addressing anti-competitive behaviour by dominant firms in telecommunications and broadcasting markets.

   EUROPEAN COMMUNITY REGIME

     EC competition law governs agreements which prevent, restrict or distort competition and the abuse of dominant market positions through Articles 85 and 86 of the EC Treaty.

     Article 85(1) renders unlawful agreements and concerted practices which may affect trade between member states and which have as their object or effect the prevention, restriction or distortion of competition within the common market (that is, the member states of the EC/EEA collectively). Article 85(2) makes offending provisions (if severable from the main agreement) void. Article 85(3) allows for exemption (on an individual basis or by category of agreements) from the provisions of Article 85(1) and 85(2) for agreements whose beneficial effects in improving production or distribution or promoting technical or economic progress outweigh their restrictive effects, provided that consumers receive a fair share of the benefit, that competition will not be eliminated and that no unnecessary restrictions are accepted. The word "agreement" in this context is not confined to legally binding agreements and agreements may be written or oral and can consist in an informal continuing business relationship.

     The Commission is entrusted with the principal enforcement powers, and the exclusive right to grant exemptions under Article 85(3). It has power to impose heavy fines (up to 10% of a group's annual revenue) in respect of breaches of
Article 85(1). A prohibited agreement will also be unenforceable before the national courts. In most cases notification of potentially infringing agreements to the Commission under Article 85 with a request for an exemption under Article 85(3) protects against the risk of fines from the date of notification.

     Article 86 prohibits abuse by one or more enterprises of a dominant market position in the EU or a substantial part of it, insofar as the abuse may affect trade between member states. A company may be dominant in several Member States or part of a single Member State. A company enjoys a dominant position whenever it possesses such market strength that it can act to an appreciable extent independently of its competitors and customers. Determining whether an undertaking occupies a dominant position is a complex question of law and economics, but broadly a market share of as little as 40% may confer dominance in a market for a product. However, dominance is not unlawful per se; only the abuse of a dominant position is prohibited by Article 86. An enterprise may abuse a dominant position under Article 86, for example, engaging in excessive pricing of its products or services, or by denying other enterprises access to an essential facility or asset which it controls. Any action that is designed to, or could, seriously injure competitors, suppliers, or distributors is likely to raise issues under Article 86. The Commission has the same powers to fine in relation to abusive conduct as in relation to breach of Article 85, but there is no procedure for obtaining exemption.

     It is possible that a third party who suffers loss as a result of the performance by an entity of an agreement which infringes Article 85(1) could claim damages against such entity to compensate it for its quantifiable loss. The position in relation to infringement of Article 86 is similar. The Directors believe that no such claim is pending or likely to be brought successfully in respect of any agreement to which the Company is currently party or in respect of its business practices.

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

TELECOMMUNICATIONS ACT LICENSES

     The Company holds five licenses under the Telecommunications Act (in addition to Telecommunications Act licenses for its cable franchises).

     License to run telecommunications systems for the provision of television and radio transmission services (the "Transmission License"). The Transmission License enables the Company to run telecommunications systems for the provision of television and radio transmission services. It permits NTL to carry out its core business of providing transmission services to television and radio broadcasters. The Transmission License was granted on December 20, 1990 for a period of 25 years from January 1, 1991. It is subject to revocation thereafter on 10 years' notice in writing. No notice may be given before the end of the fifteenth year.

     The Company's Transmission License contains conditions and other provisions which, among other things: (i) require the Company to provide specified telecommunications services to specified persons on request; (ii) specify certain criteria to be met by the Company in providing those services; (iii) require the connection of the Company's telecommunications systems with those of certain other transmission operators and the transmission over those systems by such operators of messages for general reception; (iv) require the Company to publish its charges and terms and conditions of business and not to show undue preference to or exercise undue discrimination against particular persons in the provision of certain telecommunications services; (v) requires the Company to hold Wireless Telegraphy Act licenses in respect of each item of wireless telegraphy comprised in its system; (vi) impose on the Company an obligation to share its transmission sites with other transmission operators;
(vii) restrict the prices which the Company is allowed to charge for the provision of certain services. (see "-Price Cap Review" below); (viii) prohibit the Company from cross-subsidizing the unregulated side of its business, and
(ix) impose a requirement for separate accounts to be produced in relation to both the regulated and unregulated parts of the Company's business. However, the Company is not obliged to do anything "not reasonably practicable."

     The Secretary of State may revoke the Transmission License in the circumstances described under "The Telecommunications Act-Term, Renewal and Revocation" above.

     License to run telecommunications systems for the provision of outside broadcasting services by means of satellite systems (the "OBS License"). The OBS License, which permits the Company to run telecommunications systems for the provision of outside broadcasting services by means of satellite systems, enables the Company to operate satellite up-links from outside broadcast sites (sites which are not permanently equipped or adapted for television or radio broadcasting). The OBS License was granted on February 6, 1991 for a period of 25 years from February 7, 1991, thereafter revocable on 10 years' notice in writing. No notice may be given before the end of the fifteenth year. The OBS License contains conditions similar to those in the Transmission License. The OBS License specifies the circumstances in which it may be revoked by the Secretary of State which include on revocation of the Transmission License.

     License to run telecommunications systems ("Telecoms License"). The Telecoms License enables the Company to convey messages (including voice and data) between points on NTL's telecommunications networks. The Telecoms License also contains conditions and revocation provisions similar to those in the Transmission License. The Telecoms License was granted on December 30, 1992 for a period of 10 years from 30 December 1992. Thereafter it is revocable on 5 years' written notice. No notice may be given before the end of the fifth year.

     License to run telecommunications systems ("PTO License"). The PTO License permits the Company to run telecommunications systems of every description within the United Kingdom and to provide telecommunications services both authorizations are subject to certain exceptions. The Company's PTO License was granted on February 14, 1996 for a period of 25 years from that date. Thereafter, it is revocable on 10 years' written notice. No notice may be given before the end of the fifteenth year. The Company's PTO License also includes a condition obliging it, subject to certain exceptions, to enter into an agreement to connect its system to the system of any operator which requires it to do so, provided that operator has been granted a license authorizing it to connect its system to the Company's system. The PTO License details the exceptions and conditions subject to which the Telecommunications Code will apply to the Company. The Telecommunications Code confers certain important rights on PTO's in relation to network construction, buildings and land.

     International Facilities License. The international facilities license permits the Company to provide direct international facilities based services, without being required to do so via BT or Mercury. The license will enable the
Company  to  take   advantage  of  the   expanding   volumes  of
international telecommunication traffic, especially data services such as the internet, and substantially reduce the Company's international call conveyance costs. In this connection, the Company has been awarded a telecommunications license in the Republic of Ireland and intends to submit applications for further such licenses in the United States, France, Germany, Italy, Greece and The Netherlands.

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

     Earth Station Licenses. The Company holds 12 earth station licenses. These licenses permit the licensee to establish earth stations at specified locations in the UK for the purpose of providing wireless telegraphy up-links between the earth station and specified geo-stationary satellites.

     Each of the four types of license referred to above continue in force from year to year unless revoked by the Secretary of State or unless any of the license fees are unpaid by the licensee in which case the relevant license expires.

     Licenses for the Transmission of Broadcasting Services (special status). The Company provides transmission services for a large number of radio stations pursuant to its License for the Transmission of Broadcasting Services dated January 1, 1991 (see above). In respect of two radio stations, Classic FM and Virgin Radio, NTL has been issued licenses which are specific for those radio stations. This has been done for the sake of administrative convenience because, in both cases, the license fees are paid direct to the Radio Communications Agency by the radio station concerned.

     Radio Fixed Access License. A Radio Fixed Access License has been granted for services provided at 10 GHz. This license allows the Company to provide short-range radio-links between business customers and its network.

     Miscellaneous Licenses. The Company holds a number of miscellaneous Wireless Telegraphy Act licenses including testing and development licenses and commissioned programme makers licenses.

     Conditions in NTL's Wireless Telegraphy Act Licenses. The Company's Wireless Telegraphy Act licenses contain conditions relating to revocation of the Licenses and notifications to the Secretary of State. In general, the Secretary of State may revoke a Wireless Telegraphy Act license at any time. There are no notification requirements in respect of a change of control. The license for the transmission of broadcasting services contain provisions which enable the Secretary of State to revoke the license if, among other things, (1) the licensee is, in the opinion of the Secretary of State, not a fit and proper body to hold such a license; (ii) it appears to him requisite or expedient to do so for purposes connected with the EU or any other international organization or obligation or co-operation; (iii) the licensee ceases to hold any contracts for the broadcasting of television or sound broadcasting services or (iv) the licensee's license granted under the Telecommunications Act is for any reason revoked.

     At present, Wireless Telegraphy License fees are set as to recover administration costs only. Under new legislation, the DTI has published proposals to supplement this system with additional fees designed to reflect the scarcity value of certain types of spectrum, notably congested microwave fixed link bands. These proposals would not affect broadcasting spectrum, nor that allocated in connection with the Company's 10GHz license.

     DAB Testing. The Company is currently testing DAB under a series of temporary licenses in anticipation of applying for a local or national radio multiplex license in accordance with proposals contained in the Broadcasting Act. These temporary licenses are issued by the Radio Authority under the Broadcasting Act 1990. Under this Act, a body which is, or which is controlled by a body which is, not formed under the law of an EC member state is currently disqualified from holding a license to test DAB. The current license is, therefore, held by an independent industry association on behalf of the Company. However, under the present Broadcasting Act, a non-EC company will not be prohibited from holding a license to provide local or national radio multiplex services, and this interim position will be regularized in due course.

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

     On December 24, 1996, the Director General issued the formal modification to the Company's Telecommunications Act Licenses to effect the price controls which are to apply to the Company for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new "Po" (the Company's allowable revenues for the first year of the next control period, 1997, in respect of the Company's Maximum Price Regulated Business) and
(2) to establish a new "X" (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General's review concluded that, on present assumptions, the new Po is
53.15 million pounds sterling and the new X is 4.0%.

     In addition to price control, the Price Cap Review raised a number of other issues which will impact upon the Company's Price Regulated Business in the future. In particular, the Director General suggested that it would be desirable for the Company to "unbundle" the prices for operational services and required site rentals which it charges to each broadcaster (such as Channel 3 and Channel 4/S4C) in the form of a transmission fee in order to expose those elements of the service which are potentially competitive and allow broadcasters to choose an alternative supplier if they wish. OFTEL has proposed to review whether the Company should publish a ratecard with a menu of prices for unbundled services in 2002 when the Company's regulated business is next due for full review. At present, the system for calculating the proportion of Channel 3's total transmission fee which is charged to each individual franchisee is based on net advertising revenues ("NAR") accruing to each franchisee, rather than the costs of actually providing the transmission service to each of the franchisees.

     OFTEL proposed that the Company should continue to charge Channel 3 as a group a single price for each component of its transmission service, albeit that each component would be separately distinguished. This arrangement would continue unless and until NAR arrangements no longer applied. This decision could only be taken after agreement with the Department of Culture, Media and Sport and consultation with other interested bodies.

EUROPEAN UNION LEGISLATION

     NTL's  business  is  further  regulated  by the EU under  various  European
Commission Directives. In addition, EU law, in particular Directive 94/46, regulates the provision of satellite services within the EU. In addition, possible future EU legislation (Green Paper on Convergence) NTL may be subject to additional controls as a result of dealing both with broadcasting and telephony services on a single network.

GENERAL

RESEARCH AND DEVELOPMENT

     The Company's research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

PATENTS, COPYRIGHTS AND LICENSES

     The Company does not have any material patents or copyrights nor does it believe that patents play a material role in its business. The Company is substantially dependent on the licenses and franchises granted by the legislative agencies which regulate their respective businesses. The loss of any one or more of the licenses and franchises of the Company could have a material adverse effect on the Company's business and financial condition. There are no material intellectual property licenses used by the Company the loss of which would have such an effect.

CUSTOMERS

     Except for the Company's broadcast services business, no material part of the Company's business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. The broadcast services business is, however, substantially dependent on the revenues it receives pursuant to its contracts with the ITV companies, Channel 4/S4C and Vodafone the loss of one or more of which may have a material adverse effect on the Company.

EMPLOYEES

     At December 31, 1997 the Company and its subsidiaries had approximately 4,135 employees. Approximately 1,200 employees are represented by the Broadcasting, Entertainment, Cinematographic and Theatre Union which has entered into a collective bargaining agreement with NTLIH. No other employees of the Company are represented by any labor organization. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

PROPERTIES

     The  Company's  subsidiaries  own,  lease or  occupy  under  license  eight business unit and regional head-offices in Glasgow, Cardiff, Newport, Huddersfield, Fleet, Belfast, Luton and London and the corporate head-office in Farnborough. In addition, the Company's subsidiaries own or lease eight switching centers/head-ends and 38 operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment used in each of its regional systems.

     The Company through NTL Investment Holdings Limited ("NTLIH"), an indirect wholly-owned subsidiary of the Company and the parent company of NTL Group Limited, also owns, leases or occupies under license approximately 770 properties, of which approximately 700 are used as transmitter sites. The Company's staff are present at 72 of such properties, which are used either as operational bases or as offices. Approximately 200 of the sites are freehold, approximately 440 leasehold and approximately 130 occupied under license. In addition, the Company through NTLIH also is the lessee or licensee of approximately 600 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement. Substantially all the Company's assets and properties are subject to fixed and floating charges securing the amounts outstanding under the Company's outstanding bank facility.

     The Company maintains offices under lease for its corporate staff in New York City and in Princeton, New Jersey.

     The Company believes that its facilities are presently adequate for their current use. The Company intends to continue to expand its systems in accordance with the requirements of its network build schedules and acquire new sites as part of the ongoing expansion of its transmission networks.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.
--------------------------------------------------------

     There were no matters that were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.
------------------------------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol "NTLI" and on EASDAQ under the symbol "NTLI.ED". From October 14, 1993 through March 26, 1997, the Common Stock traded on Nasdaq Stock Market's National Market under the symbol "ICTL". The following table sets forth, for the periods indicated, the high and low last sale prices as reported on Nasdaq Stock Market's National Market.

                                                       LAST SALE PRICE
                                                    HIGH             LOW
                                                   -----------------------
       1996
       ----
       First Quarter                               $30.13           $22.00
       Second Quarter                               33.25            28.00
       Third Quarter                                30.00            22.63
       Fourth Quarter                               28.00            23.13

       1997
       ----
       First Quarter                                26.75            18.25
       Second Quarter                               27.00            19.25
       Third Quarter                                27.63            20.75
       Fourth Quarter                               29.13            25.25

       1998
       ----
       First Quarter (through March 20)             44.50            27.06


     On March 20, 1998, the closing sale price for the Company's Common Stock, as reported on the Nasdaq Stock Market's National Market was $44.50. As of March 20, 1998, there were approximately 522 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

     The Company has never paid cash dividends on its Common Stock. Pursuant to the indentures governing the Company's Senior Notes and the Certificates of Designation governing the Company's Preferred Stock, certain provisions currently materially limit the Company's ability to pay dividends on the Company's equity securities. In addition, there are legal and contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources". The Company does not currently intend to pay cash dividends in the foreseeable future on shares of its capital stock. The Company anticipates that for the foreseeable future any cash flow generated from subsidiaries' operations will be used to develop and expand the Company's business and for debt service. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, indenture and other contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. There can be no assurance that the Company will pay dividends at any time in the future.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

     The following table sets forth certain financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.


                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                     1997             1996           1995          1994         1993
                                                  --------------------------------------------------------------------
                                                                       (1)
INCOME STATEMENT DATA:
    Operating revenues                             $  491,755       $ 228,343      $  33,741     $ 13,745     $ 10,078
    (Loss) before extraordinary item                 (328,557)       (254,454)       (90,785)     (29,573)     (11,076)
    Net (loss)                                       (333,057)       (254,454)       (90,785)     (29,573)     (11,076)
    Basic and diluted net (loss) per
      common share:
    (Loss) before extraordinary item (2)               (10.60)          (8.20)         (3.01)        (.98)        (.83)
    Net (loss) per common share (2)                    (10.74)          (8.20)         (3.01)        (.98)        (.83)
    Weighted average number of common
      shares used in the computation of
      basic and diluted net loss per common            32,117          31,041         30,190       30,175       13,327
      share (2)


                                                                              AS OF DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                      1997            1996           1995          1994         1993
                                                  --------------------------------------------------------------------
                                                                       (1)
BALANCE SHEET DATA:
     Working capital (deficiency)                  $  (51,916)     $  242,102     $   76,128     $251,544     $410,421
     Fixed assets, net                              1,756,985       1,459,528        639,674      191,725       36,422
     Total assets                                   2,421,639       2,454,611      1,010,669      664,366      594,976
     Long-term debt                                 2,015,057       1,732,168        513,026      143,488      130,553
     Senior Redeemable Exchangeable
       Preferred Stock                                108,534               -              -            -            -
     Shareholders' equity (deficiency)                (61,668)        328,114        339,257      436,534      452,402


(1) In May 1996, the Company purchased NTL Group Limited for an aggregate purchase price of approximately $439,000,000, including goodwill of approximately $263,000,000. The net assets and results of operations of NTL Group Limited are included in the consolidated financial statements from the date of the acquisition.
(2) After giving retroactive effect to the four-for-three stock split by way of stock dividend paid in August 1995.
The Company did not declare or pay any cash dividends during the years indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
--------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

     As a result of the acquisition of NTL Group Limited in May 1996, the Company consolidated the results of operations of NTL Group Limited from the date of acquisition.

Years Ended December 31, 1997 and 1996
--------------------------------------

     Local telecommunications and television revenues increased to $189,407,000 from $89,209,000 as a result of customer growth that increased the Company's current revenue stream.

     National  and  international   telecommunications   revenues  increased  to
$162,738,000 from $45,430,000 as a result of the acquisition of NTL Group Limited in May 1996, plus the new site acquisition, installation, design and construction projects and additional site sharing revenue in 1997.

     Broadcast transmission and other revenues increased to $130,799,000 from $83,618,000 as a result of the acquisition of NTL Group Limited in May 1996, plus the revenues from NTL Group Limited's ten-year contract to broadcast Channel 5 in the United Kingdom which commenced in 1997.

     Operating expenses increased to $301,644,000 from $144,315,000. NTL Group Limited operating expenses in the year ended December 31, 1997 and in the period from May 9, 1996, the date of acquisition, to December 31, 1996 were $185,995,000 and $71,871,000, respectively. The remainder of the increase was primarily the result of increases in programming and interconnection costs.

     Selling, general and administrative expenses increased to $169,133,000 from $114,992,000. NTL Group Limited selling, general and administrative expenses in the year ended December 31, 1997 and in the period from May 9, 1996, the date of acquisition, to December 31, 1996 were $18,799,000 and $9,384,000, respectively. The remainder of the increase was the result of increases in telecommunications and CATV sales and marketing costs and in additional personnel and overhead to service the increasing customer base.

     Franchise   fees  of  $23,587,000   and   $13,117,000  in  1997  and  1996,
respectively, are for the Northern Ireland license. Franchise fee expense was incurred upon the start of operations in Northern Ireland in June 1996.

     Corporate expenses increased to $18,324,000 from $14,899,000 primarily due to an increase in personnel and related costs. The 1997 and 1996 amounts include $1,852,000 and $2,906,000, respectively, of non-cash expense related to non-compete agreements.

     Nonrecurring charges of $20,642,000 in 1997 include restructuring costs of $15,629,000 and deferred costs written-off of $5,013,000. Restructuring costs include costs of employee severance and related costs, lease exit costs and penalties associated with the cancellation of contractual obligations. The deferred costs of $5,013,000 written-off arose in connection with the Company's unsuccessful bid for DTT multiplex licenses.

     Depreciation and amortization expense increased to $150,509,000 from $98,653,000. The increase was primarily due to an increase in depreciation of telecommunications and CATV equipment. Depreciation and amortization expense of NTL Group Limited and amortization of goodwill as a result of the acquisition was $37,724,000 and $20,339,000 in the year ended December 31, 1997 and in the period from May 9, 1996, the date of acquisition, to December 31, 1996, respectively.

     Interest expense increased to $202,570,000 from $137,032,000 due to the issuance of the 10% Senior Notes in February 1997, the issuance of the 7% Convertible Subordinated Notes in June 1996 and the increase in accretion of the original issue discount on the deferred coupon notes. Interest of $78,817,000 and $37,889,000 was paid in the years ended December 31, 1997 and 1996, respectively.

     Other gains of $21,497,000 in 1997 include a gain on sale of fixed assets of $11,497,000 and a $10,000,000 payment from LeGroupe Videotron Ltee pursuant to the settlement of a lawsuit.

     In connection with the repayment of debt, a subsidiary of NTL Group Limited recorded an extraordinary loss in 1997 of $4,500,000 from the write-off of unamortized deferred financing costs.

Years Ended December 31, 1996 and 1995
--------------------------------------

     Local telecommunications and television revenues increased to $89,209,000 from $24,804,000 as a result of customer growth that increased the Company's current revenue stream.

     National  and  international   telecommunications   revenues  increased  to
$45,430,000 from none as a result of the acquisition of NTL Group Limited.

     Broadcast transmission and other revenues increased to $83,618,000 from none as a result of the acquisition of NTL Group Limited.

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

     Franchise fees of $13,117,000 in 1996 are for the Northern Ireland license and were payable to the ITC beginning in January 1997. Franchise fee expense was incurred upon the start of operations in Northern Ireland in June 1996.

     Corporate expenses increased to $14,899,000 from $14,697,000 due to an increase in personnel and related costs. The 1996 and 1995 amounts include $2,906,000 and $3,256,000, respectively, of non-cash expense related to non-compete agreements.

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

     Interest and other income increased to $33,634,000 from $21,185,000 due to an increase in funds available for short-term investment.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications and CATV customers to the networks, for other capital expenditures, as well as for cash interest payments. Based on the information currently available, the Company estimates that, from January 1, 1998 through December 31, 1998 (assuming conversion of the 7-1/4% Convertible Subordinated Notes due to the March 1998 call for redemption in April 1998), these requirements will aggregate 436 million pounds sterling (approximately $720 million). The Company intends to fund its requirements from cash, cash equivalents and marketable securities on hand of $103.9 million as of December 31, 1997 and from the aggregate proceeds of approximately $1.25 billion (after discounts, commissions and expenses) from the issuance in March 1998 of 125,000,000 pounds sterling principal amount, 9-1/2% Senior Notes due 2008, 300,000,000 pounds sterling accreted value, 10-3/4% Senior Deferred Coupon Notes due 2008 and $1,300,000,000 accreted value, 9-3/4% Senior Deferred Coupon Notes due 2008 (together the "New Notes"). The Company's commitments for equipment and services at December 31, 1997 of approximately $78 million are included in the anticipated requirements.

     In 1997, NTL (UK) Group, Inc., a wholly-owned subsidiary of the Company, which is the holding company for its United Kingdom operations and the parent company of NTLIH, and NTLIH entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite a 555 million pounds sterling, eight-year term loan facility with an initial four-year revolving period (the "New Credit Facility"). By April 14, 1999, Chase's commitment will be reduced to no less than 480,000,000 pounds sterling or such greater amount as is necessary to ensure that the Company's United Kingdom operations remain fully funded by reference to an agreed business plan. The New Credit Facility will be used to finance capital expenditures and working capital for the Company's United Kingdom operations, including its local broadband, national telecommunications and national digital television networks. A portion of the New Credit Facility (75 million pounds sterling) is conditional upon the execution of contracts to provide digital television transmission services to certain third parties. Chase has provided a portion of the New Credit Facility in the form of a 350 million pounds sterling facility to the Company on the same terms as to restrictions, covenants, guarantees and security as the 555 million pounds sterling facility. As of March 20, 1998, the Company had 10 million pounds sterling outstanding under the New Credit Facility. The principal amount outstanding under the 350 million pounds sterling facility is required to be repaid on December 31, 2005. Interest is payable either monthly, quarterly or semi-annually, at the option of NTLIH, at LIBOR plus, at a maximum, 2.25% per annum. The commitment fee is .375% per annum on the unutilized portion of the 350 million pounds sterling facility and is payable quarterly in arrears. The New Credit Facility is secured by first fixed and floating charges over all present and future assets and undertakings of the United Kingdom group. The New Credit Facility contains customary financial covenants, and certain restrictions relating to, among other things: (i) incurrence of additional indebtedness or guarantees, (ii) investments, acquisitions and mergers and (iii) dividend and other payment restrictions. In the absence of a default, the New Credit Facility generally permits payments to the Company to pay interest and principal of existing indebtedness of the Company.

     In connection with the New Credit Facility, the Company entered into a European Currency Option with a bank in which the Company may purchase U.S. dollars at a fixed rate of 1 pound sterling to $1.40. The option is exercisable on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest payment dates and amounts for its U.S. dollar denominated debt and anticipated amounts of parent company expenses.

     The Company is highly leveraged. After giving effect to the issuance of the New Notes, the accreted value at December 31, 1997 of the Company's total long-term indebtedness (including the Redeemable Preferred Stock) is approximately $3.4 billion, representing approximately 102% of total capitalization. The following tables summarizes the terms of those notes and redeemable preferred stock issued by the Company.



                                    11-1/2%             12-3/4%             10-7/8%              10-3/4%               9-3/4%
                                Series B Senior     Series A Senior     Senior Deferred      Senior Sterling           Senior
                                Deferred Coupon     Deferred Coupon          Coupon          Deferred Coupon      Deferred Coupon
                                    Notes               Notes                Notes                Notes               Notes

Denomination................     $                   $                   $                    Pounds Sterling      $
Net Proceeds (in 000's).....     582,000             145,125             119,797              170,584              778,340
Issue Date..................     January 30, 1996    April 20, 1995      October 7, 1993      March 13, 1998       March 13, 1998
Issue Price(1)..............     57.155%             53.995%             58.873%              58.62%               61.724%

Aggregate Principal Amount
  at Maturity (in 000's)....     1,050,000           277,803             212,000              300,000              1,300,000
Maturity Date...............     February 1, 2006    April 15, 2005      October 15, 2003     April 1, 2008        April 1, 2008
Yield or Interest Rate(2)...     11-1/2%             12-3/4%             10-7/8%              10-3/4%              9-3/4%

Interest or Dividend             February 1 and      April 15 and        April 15 and         April 1 and          April 1 and
  Payment                        August 1            October 15          October 15           October 1            October 1
  Dates.....................     from 8-1-01         from 10-15-00       From 4-15-99         from 10-1-2003       from 10-1-2003
Earliest Optional
  Redemption Date(4)........     February 1, 2001    April 15, 2000      October 15, 1998     April 1, 2003        April 1, 2003
Redemption                       105.75 (2001)       103.64 (2000)       103.107 (1998)       105.375 (2003)       104.875 (2003)
  Price(%)(5)...............     to 100 (2003)       to 100 (2002)       to  100 (2000)       to 100 (2006)        to 100 (2006)

Conversion Price(6).........     N/A                 N/A                 N/A                  N/A                  N/A
Senior/Subordinated.........     Senior              Senior              Senior               Senior               Senior


(table continues on the following page)



                                      7%                7-1/4%
                                 Convertible          Convertible             9-1/2%              10%             Redeemable
                                 Subordinated        Subordinated        Senior Sterling        Series B          Preferred
                                    Notes               Notes (7)             Notes           Senior Notes           Stock

Denomination................     $                   $                   Pounds Sterling     $                    $
Net Proceeds (in 000's).....     267,437             186,065             121,161             389,000              96,625
Issue Date..................     June 12, 1996       April 20, 1995      March 13, 1998      February 14, 1997    February 14, 1997
Issue Price(1)..............     100%                100%                99.670%             100%                 100%

Aggregate Principal Amount
  at Maturity (in 000's)....     275,000             191,750             125,000             400,000              100,000
Maturity Date...............     June 15, 2008       April 15, 2005      April 1, 2008       February 15, 2007    February 15, 2009
Yield or Interest Rate(2)...     7%                  7-1/4%              9-1/2%              10%                  13%

Interest or Dividend             June 15 and         April 15 and        April 1 and         February 15 and      May 15, August 15,
  Payment                        December 15         October 15          October 1           August 15            November 15 and
  Dates.....................     from 12-15-96       from 10-15-95       From 10-1-98        from 8-15-97         February 15
                                                                                                                  from 5-15-97(3)
Earliest Optional
  Redemption Date(4)........     June 15, 1999       April 15, 1998      April 1, 2003       February 15, 2002    February 15, 2002
Redemption                       104.9 (1999)        105.08 (1998)       104.75 (2003)       105 (2002)           106.5 (2002)
  Price(%)(5)...............     to 100 (2006)       to 100.73 (2004)    to 100 (2006)       to 100 (2005)        to 100 (2005)

Conversion Price(6).........     37.875              27.56               N/A                 N/A                  N/A
Senior/Subordinated.........     Subordinated        Subordinated        Senior              Senior               N/A

-------------------------

(1) Percent of aggregate principal amount at maturity (or aggregate liquidation preference in the case of the Redeemable Preferred
    Stock).
(2) Percent per annum.
(3) Dividend payments on the Redeemable Preferred Stock are payable in cash or additional shares of Redeemable Preferred Stock, at the Company's option. From May 15, 2004, dividend payments are payable in cash.
(4) This is the first date when redeemable at the Company's option. The Redeemable Preferred Stock is mandatorily redeemable for cash on February 15, 2009.
(5) Expressed as a percentage of principal amount or liquidation preference, as applicable, plus, in each case, accrued and unpaid interest or dividends thereon to the applicable redemption date.
(6) This is the conversion price per share of the Company's common stock, adjusted for the four-for-three stock split in August 1995 and subject to further adjustments in certain events.
(7) These notes have been called for redemption effective April 20, 1998, unless converted on or prior to April 19, 1998.


     Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years in the amount of approximately
14.4 million pounds sterling (subject to adjustments for inflation). CableTel Northern Ireland Limited began making payments of 1.2 million pounds sterling per month in January 1997. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of 104,188 pounds sterling (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license.

     The Company has significant capital requirements for the completion of its telephone, telecommunications and CATV network passed the total of 2,090,000 homes required by its regulatory build schedules, for its LDL payments and for scheduled cash interest and principal payments, as well as requirements for other capital expenditures. The Company expects to fund these requirements with cash on hand, proceeds from the New Notes, funds from the New Credit Facility and cash from operations. There can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required,
(ii) conditions precedent to advances under the New Credit Facility will be satisfied when funds are required, (iii) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations as they fall due when required,
(iv) the Company will be able to access such cash flow or (v) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

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

     To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of the Company's regional systems in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At December 31, 1997, the Company had approximately $42 million in pounds sterling cash accounts to reduce this risk. In addition, the Company's New Credit Facility and the pounds sterling denominated New Notes will also reduce this risk. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest payments on U.S. dollar denominated debt.

     The information in the preceding paragraphs does not include the impact of the proposed Partners acquisition. In addition, the information in the preceding paragraphs includes projections; in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. The failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligations to update these projections to reflect actual results, changes in assumptions or changes in other factors affecting such projections.

YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of the computer systems of certain significant customers and vendors for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material adverse effect on the Company. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company. In addition, the failure of certain of the Company's significant customers and vendors to address the year 2000 issue could have a material adverse effect on the Company.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash used in operating activities was $17,271,000 and $21,405,000 in the years ended December 31, 1997 and 1996, respectively. The decrease in cash used in operating activities is primarily due to changes in operating assets and liabilities.

     Purchases of fixed assets were $503,656,000 in 1997 and $505,664,000 in 1996 as a result of the continuing fixed asset purchases and construction in 1997. In May 1997, the Company paid $57,330,000 to the former shareholders of NTL Group Limited in respect of the final payment of deferred purchase price.

     Proceeds from borrowings and sale of preferred stock, net of financing costs, of $490,302,000 in 1997 is comprised of the proceeds from the 10% Notes and the Redeemable Preferred Stock of $500,000,000, net of financing costs incurred of $15,660,000, plus proceeds from borrowings under the NTLIH Term Loan and Revolving Facility (the "NTLIH Facility") of $13,104,000 less $7,142,000 of financing costs paid in connection with the New Credit Facility. Principal payments of $242,424,000 represent the repayment of the NTLIH Facility (which was a requirement of the New Credit Facility).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------

     NTL is required to provide these disclosures in its Annual Report on Form 10-K for the year ending December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------


The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.


                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                             1997
                                                                                      THREE MONTHS ENDED
                                                       -----------------------------------------------------------------------------
                                                            MARCH 31           JUNE 30          SEPTEMBER 30        DECEMBER 31
                                                       -----------------------------------------------------------------------------
Revenues                                                   $106,817            $114,822           $126,734           $143,402
Operating loss                                              (45,231)            (51,772)           (54,438)           (40,623)
Loss before extraordinary item                              (85,761)            (87,674)           (83,357)           (71,765)
Net loss                                                    (85,761)            (87,674)           (83,357)           (76,265)
Basic and diluted loss per common
   share before extraordinary item                            (2.73)              (2.84)             (2.70)             (2.34)
Basic and diluted net loss per common share                   (2.73)              (2.84)             (2.70)             (2.48)

                                                                                             1996
                                                                                      THREE MONTHS ENDED
                                                       -----------------------------------------------------------------------------
                                                            MARCH 31           JUNE 30          SEPTEMBER 30        DECEMBER 31
                                                       -----------------------------------------------------------------------------
Revenues                                                   $ 18,434            $ 47,783           $ 77,256           $ 84,870
Operating loss                                              (28,183)            (33,751)           (44,390)           (51,309)
Net loss                                                    (42,724)            (59,158)           (74,070)           (78,502)
Basic and diluted net loss per common share                   (1.41)              (1.95)             (2.35)             (2.45)


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------------------------------------------

         Not applicable.

                                    PART III
                                    --------

ITEMS 10, 11, 12, AND 13.
------------------------

     The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

   (a)(1) Financial Statements - See list of Financial Statements on page F-1.

      (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

      (3) Exhibits - See Exhibit Index on page 60.

   (b) During the fourth quarter of 1997, the Company filed a Current Report on Form 8-K dated October 20, 1997 (reporting a matter under Item 5 - Other Events). No financial statements were filed with this report.

   (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

   (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

Exhibit No.
----------

   2.1 Amended and Restated Agreement of Reorganization and Plan of Merger, dated as of May 28, 1993, among the Company, OCOM and CableTel Merger Inc. (Incorporated by reference to Exhibit 2, Registration File No. 33-63570)

   2.2 Deed of Irrevocable undertaking dated March 28, 1996 by and among Addroute Limited, certain shareholders in the NTL Group Limited, NTL Group Limited and the Company (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-1010).

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

   3.2    Restated   By-Laws   (Incorporated   by   reference  to  Exhibit  3.2,
          Registration No. 33-63570)

   4.1    Specimen of Common  Stock  Certificate  (Incorporated  by reference to
          Exhibit 4.1, Registration File No. 33-63570)

   4.2 Warrant Agreement dated February 14, 1996 between the Company and Chemical Bank as Warrant Agent (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-00118)

   4.3    Form of Warrant to Purchase Common Stock (included in Exhibit 4.2)

   4.4 Indenture, dated as of October 1, 1993, by and between the Company and Chemical Bank with respect to the 10-7/8% Senior Notes (Incorporated by reference to Exhibit 4.1, Registration File No. 33-63572)

   4.5 Indenture, dated as of April 20, 1995, by and between the Company and Chemical Bank as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 33-92794)

   4.6 Indenture, dated as of January 30, 1996, by and between the Company and Chemical Bank as Trustee, with respect to the 11-1/2% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

   4.7 First Supplemental Indenture, dated as of January 22, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

   4.8 First Supplemental Indenture, dated as of January 23, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 10-7/8% Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

   4.9 Indenture, dated as of February 12, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K)

   4.10 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9-1/2% Senior Notes

   4.11 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9-3/4% Senior Deferred Coupon Notes

   4.12 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10-3/4% Senior Deferred Coupon Notes

   4.13 Certificate of Designation, dated February 12, 1997, with respect to the 13% Redeemable Preferred Stock (Incorporated by reference from the Company's 1996 Form 10-K)

   4.14 Certificate of Designation, dated October 7, 1996, in respect of the Company's Series A Preferred Stock (Incorporated by reference to the Company's Form 8-K, filed on October 9, 1996).

   4.15 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 10% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K)

   4.16 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 13% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K)

   4.17 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 9-1/2% Senior Notes

   4.18 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, BT Alex. Brown
          Incorporated, Chase Securities Inc. and Salomon Brothers Inc with respect to the 9-3/4% Senior Deferred Coupon Notes

   4.19 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 10-3/4% Senior Deferred Coupon Notes

   4.20 Form of Preferred Stock (Incorporated by reference from the Company's 1996 Form 10-K)

   4.21 Indenture, dated as of June 12, 1996, by and between the Company and Chemical Bank, as Trustee, with respect to the 7% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-07879)

   4.22 Registration Rights Agreement, dated June 12, 1996, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc, with respect to the 7% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-07879)

   4.23 Indenture, dated as of April 20, 1995, by and among the Company and Chemical Bank, as Trustee, with respect to the 7-1/4% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-92792)

   4.24 Registration Agreement, dated April 12, 1995, by and among the Company and Salomon Brothers Inc, Donaldson, Lufkin & Jenrette Securities
          Corporation  and  Goldman  Sachs & Co.,  with  respect  to the  7-1/4%
          Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-92792)

   4.25 Rights Agreement entered into by the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2, Registration No. 33-63570)

   10.1 Compensation Plan Agreements, as amended and restated effective June 3, 1997

   10.2 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 33-92794)

   11     Statement re computation of per share earnings

   21     Subsidiaries of the Registrant

   23     Consent of Ernst & Young LLP

   27.1   Financial Data Schedule, for the year ended December 31, 1997

   27.2   Restated Financial Data Schedule,  for the quarter ended September 30,
          1997

   27.3   Restated Financial Data Schedule, for the quarter ended June 30, 1997

   27.4   Restated Financial Data Schedule, for the quarter ended March 31, 1997

   27.5   Restated Financial Data Schedule, for the year ended December 31, 1996

   27.6   Restated Financial Data Schedule,  for the quarter ended September 30,
          1996

   27.7   Restated Financial Data Schedule, for the quarter ended June 30, 1996

   27.8   Restated Financial Data Schedule, for the quarter ended March 31, 1996

   99.1 Prescribed Diffusion Service License, dated July 21, 1987, issued to British Cable Services Limited (now held by CableTel Surrey and Hampshire Limited) for the area of West Surrey and East Hampshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.2 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Inverclyde, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.3 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Bearsden and Milngavie, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.4 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Paisley and Renfrew, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.5 Prescribed Diffusion Service License, dated July 10, 1984, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of North Glasgow and Clydebank, Strathclyde, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.6 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Greater Glasgow, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.7 Prescribed Diffusion Service License, dated December 3, 1990, issued to Newport Cablevision Limited (renamed CableTel Newport) for the area of Newport, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.8 Prescribed Diffusion Service License, dated December 3, 1990, issued to Cable and Satellite Television Holdings Ltd (renamed CableTel West Glamorgan Limited) for the area of West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.9 Prescribed Diffusion Service License, dated December 3, 1990, issued to British Cable Services Limited for the area of Cardiff and Penarth, Wales (now held by CableTel Cardiff Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.10 Prescribed Diffusion Service License, dated December 3, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the area of Huddersfield and Dewsbury, West Yorkshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.11 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the area of Broxbourne and East Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.12 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company Ltd (renamed CableTel Central Hertfordshire Limited) for the area of Central Hertfordshire, England(Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.13 Prescribed Diffusion Service License, dated March 26, 1990, issued to CableVision Bedfordshire Limited (renamed CableTel Bedfordshire Ltd.) for the area of Luton and South Bedfordshire (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.14 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision North Bedfordshire Ltd (renamed CableTel North Bedfordshire Ltd.) for the area of North Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.15 Local Delivery Service License, dated October 2, 1995, issued to CableTel Northern Ireland Limited for Northern Ireland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.16 Local Delivery Service License, dated December 6, 1995, issued to CableTel South Wales Limited for Glamorgan and Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.17 Local Delivery Service License, dated March 13, 1991, issued to Maxwell Cable TV Limited for Pembroke Dock, Dyfed, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.18 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Camarthen, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.19 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Milford Haven, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.20 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Cwmgors (Amman Valley), West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.21 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Ammanford, West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.22 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Brecon, Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.23  Local  Delivery  Service  License,  dated  March 15,  1991,  issued to
          Maxwell Cable TV Limited for Haverfordwest, Preseli, Wales (Incorporated by reference to the the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.24 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Neyland, Preseli, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.25 License, dated January 11, 1991, issued to Cablevision Communications the Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the Hertford, Cheshunt and Ware (Lea Valley) cable franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.26 License, dated December 8, 1990, issued to Cablevision Communications the Company Limited for Central Hertfordshire (renamed CableTel Central Hertfordshire Limited), England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.27 License, dated August 23, 1989, issued to Cablevision Bedfordshire Limited for Bedford and surrounding areas, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.28 License, dated January 9, 1991, issued to Cablevision North Bedfordshire Ltd for North Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.29 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Inverclyde Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.30 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Bearsden and Milngavie Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.31 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Paisley and Renfrew Cable Franchise,
          Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.32 License, dated June 7, 1985, issued to Clyde Cablevision Ltd (renamed CableTel Glaswgow) for North West Glasgow and Clydebank, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.33 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Greater Glasgow cable franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.34 License, dated October 13, 1993, issued to Insight Communications Cardiff Limited (renamed CableTel Cardiff Limited) for Cardiff, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.35 License, dated January 22, 1991, issued to Newport Cablevision Limited (renamed CableTel Newport), for Newport Cable franchise Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.36 License, dated May 18, 1990, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan Limited) for West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.37 License, dated December 20, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the Huddersfield and Dewsbury cable franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.38 License, dated October 13, 1993, issued to Insight Communications Guildford Limited (renamed CableTel Surrey and Hampshire Limited) for the West Surrey/East Hampshire (Guildford) Cable Franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.39 License, dated January 20, 1995, issued to CableTel Bedfordshire Ltd. for the area of South Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
          1996)

   99.40 License, dated January 20, 1995, issued to CableTel North Bedfordshire Ltd. for the area of Bedford, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.41 License, dated January 20, 1992, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan Limited) for the area of Swansea, Neath and Port Talbot, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.42 License, dated January 20, 1995, issued to Cabletel Hertfordshire Ltd. for the area of Hertford, Cheshunt and Ware (Lea Valley), England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.43 License, dated January 20, 1995, issued to Cabletel Central Hertfordshire Ltd. for the area of Central Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.44  License,   dated  July  21,   1995,   issued  to   CableTel   Kirklees
          (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.45 License, dated June 8, 1995, issued to CableTel Bedfordshire Ltd. (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.46 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Neyland, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.47 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Cwmgors, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.48 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Ammanford, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.49 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Carmarthen, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.50 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Haverfordwest, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.51 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Pembroke Dock, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.52 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Milford Haven, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.53 License, dated October 27, 1995, issued to CableTel South Wales Limited for the area of Glamorgan and Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.54 License, dated January 26, 1996, issued to Cabletel South Wales Limited, for part of the Glamorgan area (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

   99.55 License, dated November 3, 1997, issued to NTL (UK) Group, Inc. for the Provision of Radio Fixed Access Operator Services.

   99.56 Agreement and Plan of Amalgamation; Undertaking of Comcast Corporation; Undertaking of Warburg, Pincus Investors, L.P. (Incorporated by reference to the Company's Form 8-K dated February 5,
          1998)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: March 26, 1998

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


Signature                    Title                              Date
---------                    -----                              ----


/s/ J. Barclay Knapp         President, Chief  Executive        )
-------------------------    Officer and Chief Financial        )
J. Barclay Knapp             Officer (Principal Executive and   )
                             Principal Financial Officer)       )
                                                                )
                                                                )
                                                                )
/s/ George S. Blumenthal     Chairman of the Board and          )
-------------------------    Treasurer                          ) March 26, 1998
George S. Blumenthal                                            )
                                                                )
                                                                )
/s/ Gregg Gorelick           Vice President-Controller          )
-------------------------    (Principal Accounting Officer)     )
Gregg Gorelick                                                  )
                                                                )
                                                                )
/s/ Sidney R. Knafel         Director                           )
-------------------------                                       )
Sidney R. Knafel                                                )

                                                                )
                                                                )
/s/ Ted H. McCourtney        Director                           )
-------------------------                                       )
Ted H. McCourtney                                               )
                                                                )
                                                                )
                                                                )
/s/ Del Mintz                Director                           )
-------------------------                                       )
Del Mintz                                                       )
                                                                )
                                                                )
                                                                )
/s/ Alan J. Patricof         Director                           ) March 26, 1998
-------------------------                                       )
Alan J. Patricof                                                )
                                                                )
                                                                )
                                                                )
/s/ Warren Potash            Director                           )
-------------------------                                       )
Warren Potash                                                   )
                                                                )
                                                                )
                                                                )
/s/ Michael S. Willner       Director                           )
-------------------------                                       )
Michael S. Willner                                              )

                        Form 10-K - Item 14(a)(1) and (2)

                        NTL Incorporated and Subsidiaries

                   Index of Consolidated Financial Statements
                        and Financial Statement Schedules


The  following   consolidated  financial  statements  of  NTL  Incorporated  and
Subsidiaries are included in Item 8:


Report of Independent Auditors...........................................    F-2
Consolidated Balance Sheets - December 31, 1997 and 1996.................    F-3
Consolidated Statements of Operations - Years ended
   December 31, 1997, 1996 and 1995......................................    F-5
Consolidated Statement of Shareholders' Equity (Deficiency) -
   Years ended December 31, 1997, 1996 and 1995..........................    F-6
Consolidated Statements of Cash Flows - Years ended
   December 31, 1997, 1996 and 1995......................................    F-7
Notes to Consolidated Financial Statements...............................    F-9


The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant ..............   F-35
Schedule II - Valuation and Qualifying Accounts..........................   F-41

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         Report of Independent Auditors


The Board of Directors and Shareholders
NTL Incorporated

We have audited the consolidated balance sheets of NTL Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL
Incorporated and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP

New York, New York
March 20, 1998

                        NTL Incorporated and Subsidiaries
                           Consolidated Balance Sheets

                                                                       DECEMBER 31
                                                                 1997              1996
                                                            --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                $   98,902,000    $  445,884,000
   Marketable securities                                         4,998,000                 -
   Accounts receivable - trade, less allowance for
     doubtful accounts of $8,056,000 (1997) and
     $3,870,000 (1996)                                          66,022,000        28,340,000
   Other                                                        67,232,000        66,817,000
                                                            --------------    --------------
Total current assets                                           237,154,000       541,041,000

Fixed assets, net                                            1,756,985,000     1,459,528,000
Intangible assets, net                                         364,479,000       392,933,000
Other assets, net of accumulated amortization
   of $25,889,000 (1997) and $21,789,000  (1996)                63,021,000        61,109,000
                                                            ==============    ==============
Total assets                                                $2,421,639,000    $2,454,611,000
                                                            ==============    ==============

                        NTL Incorporated and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                       DECEMBER 31
                                                                 1997              1996
                                                            --------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                         $   45,475,000    $   57,960,000
   Accrued expenses and other                                  181,605,000       101,228,000
   Accrued construction costs                                   26,930,000        62,723,000
   Deferred revenue                                             35,060,000        16,491,000
   Deferred purchase price                                               -        60,537,000
                                                            --------------    --------------
Total current liabilities                                      289,070,000       298,939,000

Long-term debt                                               2,015,057,000     1,732,168,000
Other                                                              428,000           459,000
Commitments and contingent liabilities
Deferred income taxes                                           70,218,000        94,931,000
Senior redeemable exchangeable preferred stock,
   $.01 par value, plus accreted dividends;
   liquidation preference $107,000,000; less
   unamortized discount of $3,444,000 (1997);
   issued and outstanding 110,000 shares (1997)
   and none (1996)                                             108,534,000                 -

Shareholders' equity (deficiency):
   Series preferred stock - $.01 par value;
      authorized 2,500,000 shares; liquidation
      preference $78,000,000; issued and
      outstanding 780 shares (1997 and 1996)                             -                 -
   Common stock - $.01 par value; authorized
      100,000,000 shares; issued and outstanding
      32,210,000 (1997) and 32,066,000 (1996) shares               322,000           321,000
   Additional paid-in capital                                  538,054,000       548,647,000
   Cumulative translation adjustment                           117,008,000       163,141,000
   (Deficit)                                                  (717,052,000)     (383,995,000)
                                                            --------------    --------------
                                                               (61,668,000)      328,114,000
                                                            --------------    --------------
Total liabilities and shareholders' equity (deficiency)     $2,421,639,000    $2,454,611,000
                                                            ==============    ==============

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Operations

                                                                          YEAR ENDED DECEMBER 31
                                                                 1997              1996              1995
                                                            --------------    --------------    --------------
REVENUES
Local telecommunications and television                     $  189,407,000    $   89,209,000    $   24,804,000
National and international telecommunications                  162,738,000        45,430,000                 -
Broadcast transmission and other                               130,799,000        83,618,000                 -
Other telecommunications                                         8,831,000        10,086,000         8,937,000
                                                            --------------    --------------    --------------
                                                               491,775,000       228,343,000        33,741,000

COSTS AND EXPENSES
Operating expenses                                             301,644,000       144,315,000        24,415,000
Selling, general and administrative expenses                   169,133,000       114,992,000        57,932,000
Franchise fees                                                  23,587,000        13,117,000                 -
Corporate expenses                                              18,324,000        14,899,000        14,697,000
Nonrecurring charges                                            20,642,000                 -                 -
Depreciation and amortization                                  150,509,000        98,653,000        29,823,000
                                                            --------------    --------------    --------------
                                                               683,839,000       385,976,000       126,867,000
                                                            --------------    --------------    --------------
Operating (loss)                                              (192,064,000)     (157,633,000)      (93,126,000)

OTHER INCOME (EXPENSE)
Interest and other income                                       28,415,000        33,634,000        21,185,000
Interest expense                                              (202,570,000)     (137,032,000)      (28,379,000)
Other gains                                                     21,497,000                 -                 -
Foreign currency transaction gains                                 574,000         2,408,000            84,000
                                                            --------------    --------------    --------------
(Loss) before income taxes, minority interests
   and extraordinary item                                     (344,148,000)     (258,623,000)     (100,236,000)
Income tax benefit (provision)                                  15,591,000        (7,653,000)        2,477,000
                                                            --------------    --------------    --------------
(Loss) before minority interests and
   extraordinary item                                         (328,557,000)     (266,276,000)      (97,759,000)
Minority interests                                                       -        11,822,000         6,974,000
                                                            --------------    --------------    --------------
(Loss) before extraordinary item                              (328,557,000)     (254,454,000)      (90,785,000)
Loss from early extinguishment of debt                          (4,500,000)                -                 -
                                                            --------------    --------------    --------------
Net (loss)                                                  $ (333,057,000)   $ (254,454,000)   $  (90,785,000)
                                                            ==============    ==============    ==============


Basic and diluted net (loss) per common share:
   (Loss) before extraordinary item                                $(10.60)           $(8.20)           $(3.01)
   Extraordinary item                                                 (.14)                -                 -
                                                            --------------    --------------    --------------
   Net (loss) per common share                                     $(10.74)           $(8.20)           $(3.01)
                                                            ==============    ==============    ==============


See accompanying notes.

                        NTL Incorporated and Subsidiaries
           Consolidated Statement of Shareholders' Equity (Deficiency)


                                           SERIES               COMMON STOCK -
                                       PREFERRED STOCK         $.01 PAR VALUE        ADDITIONAL      CUMULATIVE
                                      ------------------   ----------------------     PAID-IN        TRANSLATION
                                       SHARES     PAR        SHARES        PAR        CAPITAL        ADJUSTMENT       (DEFICIT)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1994                                 22,635,000   $ 226,000   $ 462,197,000   $ 12,867,000    $ (38,756,000)
Exercise of stock options                                      20,000       1,000         101,000
Stock split                                                 7,547,000      75,000         (75,000)
Net loss for the year ended
   December 31, 1995                                                                                                  (90,785,000)
Currency translation adjustment                                                                       (6,594,000)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1995                                 30,202,000     302,000     462,223,000      6,273,000     (129,541,000)
Exercise of stock options                                     396,000       4,000       1,362,000
Exercise of warrants                                           53,000       1,000         298,000
Issuance of warrants in connection
   with consent solicitations                                                           1,641,000
Shares issued for acquisitions        780       $  -        1,415,000      14,000      83,123,000
Net loss for the year ended
   December 31, 1996                                                                                                 (254,454,000)
Currency translation adjustment                                                                      156,868,000
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1996            780          -       32,066,000     321,000     548,647,000    163,141,000     (383,995,000)
Exercise of stock options                                     119,000       1,000       1,532,000
Exercise of warrants                                           25,000                     138,000
Accreted dividends on senior
   redeemable exchangeable
   preferred stock                                                                    (11,978,000)
Accretion of discount on senior
   redeemable exchangeable
   preferred stock                                                                       (285,000)
Net loss for the year ended
   December 31, 1997                                                                                                 (333,057,000)
Currency translation adjustment                                                                      (46,133,000)
                                      ===========================================================================================
Balance, December 31, 1997            780       $  -       32,210,000   $ 322,000    $538,054,000   $117,008,000    $(717,052,000)
                                      ===========================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                    YEAR ENDED DECEMBER 31
                                                                        1997                 1996                 1995
                                                                  ---------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $ (333,057,000)      $ (254,454,000)       $ (90,785,000)
Adjustment to reconcile net loss to net cash
   (used in) operating activities:
      Depreciation and amortization                                  150,509,000           98,653,000           29,823,000
      Loss from early extinguishment of debt                           4,500,000                    -                    -
      Amortization of non competition agreements                       1,852,000            2,906,000            3,256,000
      Provision for losses on accounts receivable                      6,891,000            2,597,000              709,000
      Minority interests                                                       -          (11,822,000)          (6,974,000)
      Deferred income taxes                                          (16,852,000)           5,063,000                    -
      Amortization of original issue discount                        122,639,000          104,264,000           29,379,000
      Other                                                           (8,148,000)           8,578,000            6,229,000
      Changes in operating assets and liabilities, net
        of effect from business acquisitions:
           Accounts receivable                                       (30,430,000)          10,050,000           (6,496,000)
           Other current assets                                       (6,563,000)         (20,316,000)          (6,749,000)
           Other assets                                                2,303,000              (24,000)            (123,000)
           Accounts payable                                           (4,615,000)          (2,869,000)          20,583,000
           Accrued expenses and other                                 74,706,000           35,691,000            9,926,000
           Deferred revenue                                           18,994,000              278,000            1,075,000
                                                                  ----------------------------------------------------------
Net cash (used in)  operating activities                             (17,271,000)         (21,405,000)         (10,147,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                            (503,656,000)        (505,664,000)        (445,550,000)
Payment of deferred purchase price                                   (57,330,000)                   -                    -
Increase in other assets                                              (4,322,000)          (6,013,000)          (3,361,000)
Acquisitions of subsidiaries and minority
   interests, net of cash acquired                                             -         (332,693,000)         (12,412,000)
Purchase of marketable securities                                   (145,939,000)                   -                    -
Proceeds from sales of marketable securities                         142,596,000                    -                    -
                                                                  ----------------------------------------------------------
Net cash (used in) investing activities                             (568,651,000)        (844,370,000)        (461,323,000)

                        NTL Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                                                   YEAR ENDED DECEMBER 31
                                                                        1997                1996                   1995
                                                                  ----------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from borrowings and sale of preferred
   stock,  net of financing costs                                 $  490,302,000       $1,146,190,000        $ 326,166,000
Principal payments                                                  (242,424,000)         (95,283,000)          (9,963,000)
Cash released from escrow                                                      -            1,600,000            2,810,000
Capital contribution from minority partner                                     -                    -           12,626,000
Proceeds from borrowings from minority partner                                 -           31,232,000           19,065,000
Proceeds from exercise of stock options and warrants                   1,671,000            1,665,000              102,000
                                                                  ----------------------------------------------------------
Net cash provided by financing activities                            249,549,000        1,085,404,000          350,806,000

Effect of exchange rate changes on cash                              (10,609,000)          50,972,000            1,345,000
                                                                  ----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    (346,982,000)         270,601,000         (119,319,000)
Cash and cash equivalents at beginning of year                       445,884,000          175,283,000          294,602,000
                                                                  ----------------------------------------------------------
Cash and cash equivalents at end of year                          $   98,902,000       $  445,884,000       $  175,283,000
                                                                  ==========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest exclusive
   of amounts capitalized                                         $   72,047,000       $   27,595,000       $    1,735,000
Income taxes paid                                                      1,107,000              367,000            1,695,000

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on senior redeemable
   exchangeable preferred stock                                   $   12,263,000       $            -       $            -
Warrants issued in connection with consent solicitations                       -            1,641,000                    -
Common stock issued for acquisition                                            -           34,137,000                    -
Preferred stock issued for acquisition of minority interest,
   including notes payable to minority partner                                 -           49,000,000                    -
Liabilities incurred in connection with acquisitions                           -           81,906,000                    -


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  ORGANIZATION

NTL Incorporated (the "Company"), through its subsidiaries and joint ventures, owns and operates television and radio broadcasting, cable television, telephone and telecommunications systems in the United Kingdom and provides long-distance telephone service in the United States. Based on revenues and identifiable assets, the Company's predominant lines of business are television and radio broadcasting, cable television, telephone and telecommunications services in the United Kingdom.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The gains or losses resulting from the change in exchange rates have been reported separately as a component of shareholders' equity (deficiency).

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $55,894,000 and $339,249,000 at December 31, 1997 and 1996, respectively, which consisted primarily of repurchase agreements and corporate commercial paper. At December 31, 1997 and 1996, none and $238,862,000, respectively, of such cash equivalents were denominated in British pounds sterling.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholders' equity (deficiency). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable securities at December 31, 1997 consist of federal agency notes. During the year ended December 31, 1997, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1997 had a contractual maturity of less than one year.

FIXED ASSETS

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 5 to 40 years and other equipment - 3 to 22.5 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

INTANGIBLE ASSETS

Intangible assets include goodwill and license acquisition costs. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, principally 30 years. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining life of the license as follows: cable television license - 7 to 12 years and telecommunications license - 23 years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

Other assets consist primarily of noncompetition agreements obtained in exchange for the issuance of warrants to purchase an aggregate of 899,000 shares of common stock and deferred financing costs. The noncompetition agreements were valued at the difference between the fair market value of the common stock on the date of grant and the exercise price of the warrants. The noncompetition agreements are being expensed on a straight-line basis over the noncompetition period of primarily five years. Deferred financing costs were incurred in connection with the issuance of debt and are amortized over the term of the related debt.

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of fixed assets constructed. In 1997, 1996 and 1995, interest of $6,770,000, $10,294,000 and $12,183,000, respectively, was capitalized.

REVENUE RECOGNITION

Revenues are recognized at the time the service is provided to the customer.

CABLE TELEVISION SYSTEM COSTS, EXPENSES AND REVENUES

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

ADVERTISING EXPENSE

The Company expenses the cost of advertising as incurred. Advertising costs were $31,003,000, $22,727,000 and $10,370,000 in 1997, 1996 and 1995, respectively.

NET (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted SFAS No. 128 for each of the three years in the period ended December 31, 1997.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first interim period for its fiscal year ending December 31, 1998.

SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

4.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

NEED FOR ADDITIONAL FINANCING

The Company will require additional financing in the future. There can be no assurance that the required financing will be obtainable on acceptable terms.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (CONTINUED)

REQUIREMENTS TO MEET BUILD MILESTONES

The telecommunications license for each United Kingdom franchise contains specific construction milestones. Based on current network construction scheduling, the Company believes it will be able to satisfy its milestones in the future, but there can be no assurance that such milestones will be met. If the Company is unable to meet the construction milestones required by any of its licenses and is unable to obtain modifications to the milestones, the relevant licenses could be revoked.

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

LIMITED ACCESS TO PROGRAMMING

The Company's ability to make a competitive offering of cable television services is dependent on the Company's ability to obtain access to programming at a reasonable cost. There can be no assurance that the Company's current programming will continue to be available on acceptable commercial terms or at all.

CURRENCY RISK

To the extent that the Company obtains financing in United States dollars and incurs construction and operating costs in British pounds sterling, it will encounter currency exchange rate risks. In addition, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in United States dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest payments on United States dollar denominated debt.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  FIXED ASSETS

Fixed assets consists of:

                                                     DECEMBER 31
                                            1997                      1996
                                     ------------------------------------------
Operating equipment                    $1,612,440,000            $1,080,135,000
Other equipment                           225,514,000               197,368,000
Construction-in-progress                  134,795,000               305,372,000
                                     ------------------------------------------
                                        1,972,749,000             1,582,875,000
Accumulated depreciation                 (215,764,000)             (123,347,000)
                                     ------------------------------------------
                                       $1,756,985,000            $1,459,528,000
                                     ==========================================

6.  INTANGIBLE ASSETS

Intangible assets consists of:

                                                      DECEMBER 31
                                            1997                      1996
                                     ------------------------------------------
License acquisition costs, net
  of accumulated amortization
  of $46,620,000 (1997) and
  $34,894,000 (1996)                     $123,116,000              $134,909,000
Goodwill, net of accumulated
  amortization of $13,449,000
  (1997) and $5,986,000 (1996)            241,363,000               258,024,000
                                     ------------------------------------------
                                         $364,479,000              $392,933,000
                                     ==========================================

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

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.  INTANGIBLE ASSETS (CONTINUED)

In May 1996, an indirect wholly-owned subsidiary of the Company, NTL Investment Holdings Limited ("NTLIH"), acquired NTL Group Limited for payments of approximately 204,000,000 pounds sterling at closing, 17,100,000 pounds sterling in October 1996 and 35,000,000 pounds sterling in May 1997. NTL Group Limited provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of NTL Group Limited have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of 256,100,000 pounds sterling ($439,000,000) plus costs incurred of $3,700,000 exceeded the fair value of the net tangible assets acquired by $263,000,000, which is classified as goodwill.

The pro forma unaudited consolidated results of operations for the year ended December 31, 1996 assuming consummation of the above mentioned transactions as of January 1, 1996 is as follows:


      Total revenue                                      $289,638,000
      Net loss                                           (265,180,000)
      Basic and diluted net loss per share                      (8.31)


In October 1995, CableTel South Wales Limited, a wholly-owned subsidiary of CableTel Newport, acquired the cable television business of Metro Cable TV Limited in South Wales ("Metro Wales"), and CableTel Central Hertfordshire
Limited, a wholly-owned subsidiary of ECE, acquired the cable television business of Metro Cable TV Limited in Hertfordshire ("Metro Herts"), for an aggregate consideration of $12,125,000. These acquisitions have been accounted for as purchases, and, accordingly, the net assets and results of operations of Metro Wales and Metro Herts have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price exceeded the fair value of the net tangible assets acquired by $10,167,000, which is classified as license acquisition costs. In 1996, the Metro Wales license acquisition costs were reduced by $565,000.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  LONG-TERM DEBT

Long-term debt consists of:

                                                                               DECEMBER 31
                                                                      1997                     1996
                                                           ---------------------------------------------------
10-7/8% Senior Deferred Coupon Notes
   ("10-7/8% Notes") (a)                                        $  194,959,000           $  175,368,000
12-3/4% Series A Senior Deferred Coupon Notes
   ("12-3/4% Notes") (b)                                           209,387,000              185,043,000
11-1/2% Series B Senior Deferred Coupon Notes
   ("11-1/2% Notes") (c)                                           743,961,000              665,257,000
10% Series B Senior Notes ("10% Notes") (d)                        400,000,000                        -
7-1/4% Convertible Subordinated Notes
   ("7-1/4 Convertible Notes") (e)                                 191,750,000              191,750,000
7% Convertible Subordinated Notes
   ("7% Convertible Notes") (f)                                    275,000,000              275,000,000
Term Loan and Revolving Facility (g)                                         -              239,750,000
                                                           ---------------------------------------------------
                                                                $2,015,057,000           $1,732,168,000
                                                           ========================== ========================


(a) In October 1993, the Company issued $212,000,000 aggregate principal amount of 10-7/8% Senior Deferred Coupon Notes due 2003. The 10-7/8% Notes were issued at a price to the public of 58.873% or $124,811,000. The Company incurred $5,019,000 in fees and expenses which is included in deferred financing costs. The original issue discount on the 10-7/8% Notes accretes at a rate of 10-7/8%, compounded semiannually, to an aggregate principal amount of $212,000,000 by October 15, 1998. Interest will thereafter accrue at 10-7/8% per annum, payable semiannually beginning on April 15, 1999. During 1997, 1996 and 1995, the Company recognized $19,591,000, $17,620,000 and $15,851,000, respectively, of the original issue discount as interest expense.

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

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  LONG-TERM DEBT (CONTINUED)

(b) In April 1995, the Company issued $277,803,500 aggregate principal amount of 12-3/4% Senior Deferred Coupon Notes due 2005. The 12-3/4% Notes were issued at a price to the public of 53.995% or $150,000,000. The Company incurred $6,192,000 in fees and expenses in connection with the issuance of 12-3/4% Notes which is included in deferred financing costs. The original issue discount accretes at a rate of 12-3/4%, compounded semiannually, to an aggregate principal amount of $277,803,500 by April 15, 2000. Interest will thereafter accrue at 12-3/4% per annum, payable semiannually beginning on October 15, 2000. During 1997, 1996 and 1995, the Company recognized $24,344,000, $21,515,000 and $13,528,000, respectively, of original issue discount as interest expense.

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

(c) In January 1996, the Company issued $1,050,000,000 aggregate principal amount of 11-1/2% Series B Senior Deferred Coupon Notes due 2006. The 11-1/2% Notes were issued at a price to investors of 57.155% of the aggregate principal amount at maturity or $600,127,500. The Company incurred $19,273,000 in fees and expenses in connection with the issuance of the 11-1/2% Notes which is included in deferred financing costs. The original issue discount accretes at a rate of 11-1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11-1/2% per annum, payable semiannually beginning on August 1, 2001. During 1997 and 1996, the Company recognized $78,704,000 and $65,129,000 of original issue discount as interest expense.

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

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  LONG-TERM DEBT (CONTINUED)

(d) In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Senior Notes due 2007. The Company received net proceeds of $389,000,000 after discounts and commissions from the issuance of the 10% Notes. Discounts, commissions and other fees incurred of $11,885,000 are included in deferred financing costs. The 10% Notes accrue interest at 10% per annum, payable semiannually as of August 15, 1997.

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

(e) In April and May 1995, the Company issued $191,750,000 principal amount of 7-1/4% Convertible Subordinated Notes due 2005. Interest payments began on October 15, 1995 and interest is payable every six months thereafter. The 7-1/4% Convertible Notes will mature on April 15, 2005. The 7-1/4% Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $27.56 per share, subject to adjustment. There are approximately 6,958,000 shares of common stock reserved for issuance upon the conversion of the 7-1/4% Convertible Notes. The 7-1/4% Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1998, at a redemption price of 105.08% that declines annually to 100.73% in 2004, in each case together with accrued interest to the redemption date. The Company incurred $6,822,000 in fees and expenses in connection with the issuance of the 7-1/4% Convertible Notes, which is included in deferred financing costs.

     In March 1998, the Company announced that it was calling for redemption all of the 7-1/4% Convertible Notes. The redemption date is April 20, 1998 and the redemption price is 105.08% of the principal amount, plus accrued and unpaid interest through the date of redemption.

(f) In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest payments began on December 15, 1996 and interest is payable every six months thereafter. The 7% Convertible Notes mature on June 15, 2008. The 7% Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. There are approximately 7,261,000 shares of common stock reserved for issuance upon conversion of the 7% Convertible Notes. The 7% Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100% in 2006, in

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  LONG-TERM DEBT (CONTINUED)

     each case together with accrued and unpaid interest to the redemption date. The Company incurred $8,616,000 in fees and expenses in connection with the issuance of the 7% Convertible Notes, which is included in deferred financing costs.

(g) To finance a substantial portion of the purchase price for NTL Group Limited, NTLIH obtained from a syndicate of lenders senior secured loan facilities (the "NTLIH Facility") of a maximum principal amount of 165,000,000 pounds sterling comprised of: (i) a long-term loan facility of 140,000,000 pounds sterling and (ii) a revolving credit facility of 25,000,000 pounds sterling. One of the Lenders also made available to NTLIH a secured loan facility of 60,000,000 pounds sterling (the "Bridge Facility") to finance the remainder of the payment due at closing and acquisition costs and expenses due at closing. Loans under the NTLIH Facility incurred interest at an annual rate equal to LIBOR plus a margin that varied from 0.75% per annum to 1.75% per annum, based on certain financial ratios of NTLIH and certain of its subsidiaries. Interest was payable either monthly, quarterly or semiannually, at the option of NTLIH. The effective interest rate on the NTLIH Facility at December 31, 1996 was 7.972%. The Bridge Facility was repaid in full in August 1996. In October 1997, the principal and accrued interest outstanding under the NTLIH Facility of 140,138,000 pounds sterling ($231,466,000) was repaid using cash on hand.

In 1997, NTL (UK) Group, Inc., a wholly-owned subsidiary of the Company, which is the holding company for the United Kingdom operations and the parent company of NTLIH, and NTLIH entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite a 555,000,000 pounds sterling, eight-year term loan facility with an initial four-year revolving period. By April 14, 1999, Chase's commitment will be reduced to no less than 480,000,000 pounds sterling or such greater amount as is necessary to ensure that the Company's United Kingdom operations remain fully funded by reference to an agreed business plan. The facility will be used to finance capital expenditures and working capital for the Company's United Kingdom operations, including its local broadband, national telecommunications and national digital television networks. A portion of the facility (75,000,000 pounds sterling) is conditional upon the execution of contracts to provide digital television transmission services to certain third parties. Chase has provided a portion of the 555,000,000 pounds sterling facility in the form of a 350,000,000 pounds sterling facility to the Company on the same terms as to restrictions, covenants, guarantees and security as the 555,000,000 pounds sterling facility. As of March 20, 1998, 10,000,000 pounds sterling ($16,517,000) is outstanding under the 350,000,000 pounds sterling facility. The principal amount outstanding under the 350,000,000 pounds sterling facility is required to be repaid on December 31, 2005. Interest is payable either monthly, quarterly or semi-annually, at the option of NTLIH, at LIBOR plus, at a maximum, 2.25% per annum. The commitment fee is .375% per annum on the unutilized portion of the 350,000,000 pounds sterling facility and is payable quarterly in arrears. The facility is secured by first fixed and floating charges over all present and future assets and undertakings of the United Kingdom group. The facility

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.  LONG-TERM DEBT (CONTINUED)

contains customary financial covenants, and certain restrictions relating to, among other things: (i) incurrence of additional indebtedness or guarantees,
(ii) investments, acquisitions and mergers and (iii) dividend and other payment restrictions. In the absence of a default, the facility generally permits payments to the Company to pay interest and principal of existing indebtedness of the Company. At December 31, 1997, restricted net assets were approximately $1,861,000,000.

In March 1998, the Company issued 125,000,000 pounds sterling aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), 300,000,000 pounds sterling aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1,300,000,000 aggregate principal amount of 9-3/4% Senior Deferred Coupon Notes due 2008 (the "Dollar Deferred Coupon Notes") (together the "New Notes"). The Sterling Senior Notes, Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes were issued at a price to the public of 99.67% or 124,588,000 pounds sterling, 58.62% or 175,860,000 pounds sterling and 61.724% or $802,412,000, respectively. The Company received net proceeds of 121,161,000 pounds sterling, 170,584,000 pounds sterling and $778,340,000, after discounts and commissions, from the issuance of the Sterling Senior Notes, the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes, respectively.

The original issue discount of the Sterling Deferred Coupon Notes accretes at a rate of 10-3/4%, compounded semiannually, to an aggregate principal amount of 300,000,000 pounds sterling by April 1, 2003. The original issue discount of the Dollar Deferred Coupon Notes accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of $1,300,000,000 by April 1, 2003. Interest on each of the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes will thereafter accrue at 10-3/4% per annum and 9-3/4% per annum, respectively, payable semiannually, beginning on October 1, 2003. The Sterling Senior Notes accrue interest at 9-1/2% per annum, payable semiannually, beginning on October 1, 1998.

The New Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries, rank pari passu in right of payment with each other and with all senior unsecured indebtedness of the Company and rank senior in right of payment to all subordinated indebtedness of the Company.

The New Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2003, at a redemption price of 104-3/4% to 105-3/8% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the date of redemption.

The indentures governing the New Notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.  REDEEMABLE PREFERRED STOCK

In February 1997, the Company issued $100,000,000 of its 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). The Company received net proceeds of $96,625,000 after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3,729,000 were recorded as unamortized discount at issuance.

Of the 2,500,000 authorized shares of Series Preferred Stock, 100,000 shares of Redeemable Preferred Stock were issued. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears as of May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 1997, the Company has accrued $11,978,000 for dividends and has issued approximately 10,000 shares for $10,187,000 of such accrued dividends. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 (the "Subordinated Debentures").

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

9.  NONRECURRING CHARGES INCLUDING RESTRUCTURING CHARGES

Nonrecurring charges of $20,642,000 in 1997 include deferred costs written-off of $5,013,000 and restructuring costs of $15,629,000. The deferred costs written-off relate to the Company's unsuccessful bid for United Kingdom digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. The Company is consolidating the Customer Operations departments that serve its three franchise areas in England into one department, and is consolidating certain operations and management groups within the Broadcast Services division,

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.  NONRECURRING CHARGES INCLUDING RESTRUCTURING CHARGES (CONTINUED)

as well as certain other consolidations or cessations of activities. This charge consisted of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of December 31, 1997, $5,441,000 of the provision has been used.

10.  OTHER GAINS

Other gains of $21,497,000 in 1997 include a legal settlement of $10,000,000 and a gain on the sale of fixed assets of $11,497,000. In October 1997, following the U.S. District Court's decision to dismiss the Company's complaint against LeGroupe Videotron Ltee and its subsidiary, the Company entered into a Settlement Agreement dismissing the Company's complaint in exchange for a payment of $10,000,000. In December 1997, a U.S. subsidiary of the Company sold its fixed and other assets utilized in its microwave transmission service business and recognized a gain of $11,497,000.

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                             YEAR ENDED DECEMBER 31
                                  1997               1996              1995
                            ---------------------------------------------------
  Current:
     Federal                 $          -        $        -       $  (181,000)
     State and local            1,261,000           344,000           167,000
     Foreign                            -         2,246,000        (2,463,000)
                            ---------------------------------------------------
  Total current                 1,261,000         2,590,000        (2,477,000)
                            ---------------------------------------------------

  Deferred:
     Federal                            -                 -                 -
     State and local                    -                 -                 -
     Foreign                  (16,852,000)        5,063,000                 -
                            ---------------------------------------------------
  Total deferred              (16,852,000)        5,063,000                 -
                            ---------------------------------------------------
                             $(15,591,000)       $7,653,000       $(2,477,000)
                            ===================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

11.  INCOME TAXES (CONTINUED)

income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:


                                                           DECEMBER 31
                                                      1997             1996
                                               ---------------------------------
Deferred tax liabilities:
   Fixed assets                                 $  68,380,000     $  78,433,000
   Depreciation and amortization                            -        30,623,000
   Other                                            4,894,000         6,018,000
                                               ---------------------------------
Total deferred tax liabilities                     73,274,000       115,074,000
Deferred tax assets:
   Net operating losses                           107,208,000        99,227,000
   Net deferred interest expense                   94,689,000        51,770,000
   Depreciation and amortization                   16,935,000                 -
   Other                                           18,164,000        10,396,000
                                               ---------------------------------
Total deferred tax assets                         236,996,000       161,393,000
Valuation allowance for deferred
   tax assets                                    (233,940,000)     (141,250,000)
                                               ---------------------------------
Net deferred tax assets                             3,056,000        20,143,000
                                               ---------------------------------
Net deferred tax liabilities                    $  70,218,000     $  94,931,000
                                               =================================

At December 31, 1997, the Company had net operating loss carryforwards of approximately $56,000,000 for U.S. federal income tax purposes that expire as follows: $500,000 in 2008, $1,100,000 in 2009, $21,000,000 in 2010, $27,700,000
in 2011 and $5,700,000 in 2012. The Company also has United Kingdom net operating loss carryforwards of approximately $290,000,000 which have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                               YEAR ENDED DECEMBER 31
                                        1997            1996             1995
                                   ---------------------------------------------
Provision (benefit) at
  federal statutory rate (35%)     $(120,452,000)   $(90,518,000)  $(35,083,000)
Add (deduct):
  State and local income tax,
    net of federal benefit               820,000         224,000        109,000
  Foreign losses with no benefit      59,804,000      44,610,000      6,699,000
  Amortization of goodwill and
    license acquisition costs          3,925,000       4,031,000      3,696,000
  U.S. losses with no benefit         40,312,000      49,184,000     22,507,000
  Other                                        -         122,000       (405,000)
                                   ---------------------------------------------
                                   $ (15,591,000)     $7,653,000    $(2,477,000)
                                   =============================================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash  and  cash   equivalents:   The  carrying   amounts  reported  in  the
     consolidated balance sheets approximate fair value.

     Long-term debt: The fair values of the 10-7/8% Notes, the 12-3/4% Notes, the 11-1/2% Notes, the 10% Notes, the 7-1/4% Convertible Notes and the 7% Convertible Notes are based on the quoted market price. The fair value of the Term Loan and Revolving Facility is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

     Redeemable Preferred Stock: The fair value is based on the quoted market price.

The carrying amounts and fair values of the Company's financial instruments are as follows:


                                                      DECEMBER 31, 1997                     DECEMBER 31, 1996
                                             -------------------------------     ----------------------------------
                                                CARRYING                              CARRYING
                                                 AMOUNT          FAIR VALUE            AMOUNT           FAIR VALUE
                                             ----------------------------------------------------------------------
Cash and cash equivalents                    $  98,902,000     $  98,902,000       $ 445,884,000      $ 445,884,000
Long-term debt:
    10-7/8% Notes                              194,959,000       199,810,000         175,368,000        179,140,000
    12-3/4% Notes                              209,387,000       230,577,000         185,043,000        202,797,000
    11-1/2% Notes                              743,961,000       819,000,000         665,257,000        714,000,000
    10% Notes                                  400,000,000       422,000,000                   -                  -
    7-1/4% Convertible Notes                   191,750,000       212,843,000         191,750,000        206,611,000
    7% Convertible Notes                       275,000,000       264,688,000         275,000,000        251,625,000
    Term Loan and Revolving Facility                     -                 -         239,750,000        239,750,000
    Redeemable Preferred Stock                 108,534,000       121,846,000                   -                  -

13.  RELATED PARTY TRANSACTIONS

On July 25, 1990, Cellular Communications, Inc. ("CCI") and AirTouch Communications, Inc. ("AirTouch") entered into a Merger and Joint Venture Agreement, as amended as of December 14, 1990. In connection with this agreement, on July 31, 1991, CCI distributed to its shareholders the stock of the Company.

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.  RELATED PARTY TRANSACTIONS (CONTINUED)

Through August 1996, CCI provided management, financial and legal services to the Company. Amounts charged to the Company included direct costs where identifiable, and indirect costs allocated utilizing direct labor hours as reported by the common officers and employees of CCI and the Company. For the years ended December 31, 1996 and 1995, CCI charged $1,194,000, and $1,644,000, respectively, which is included in corporate expenses. In August 1996, upon the merger of CCI with AirTouch, the Company commenced providing management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and CoreComm Incorporated ("CoreComm"). In 1996, the Company charged CCII and CoreComm $351,000 and $200,000, respectively, which included direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on CCII and CoreComm business by the common officers and employees of the Company, CCII and CoreComm. These charges reduced corporate expenses in 1996.

In January 1997, the Company, CoreComm and CCII agreed to a change in the Company's fee for the provision of services. In 1997, the Company charged CoreComm and CCII $1,492,000 and $871,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. These charges reduced corporate expenses. In the opinion of management of the Company, the allocation methods are reasonable.

As of December 31, 1997 and 1996, the Company had receivables of $69,000 and $586,000 from CCII and $71,000 and $102,000 from CoreComm, respectively.

In 1993, the Company entered into a consulting agreement with Insight Communications Company, L.P. ("Insight U.S."), under which Insight U.S. provided advice and assistance to the Company with respect to its cable television, telephone and telecommunications operations in the United Kingdom. Two members of the Company's Board of Directors are partners in Insight U.S. Pursuant to the consulting agreement, which had a term of three years, the Company paid Insight U.S. a fee of $50,000 per month for the first year, $40,000 per month for the second year and $30,000 per month for the third year. The fees for the years ended December 31, 1996 and 1995 of $270,000 and $450,000, respectively, are included in corporate expenses.

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per share:


                                                                   YEAR ENDED DECEMBER 31
                                                   1997                     1996                    1995
                                              --------------------------------------------------------------
Numerator:
Loss before extraordinary item                $(328,557,000)          $(254,454,000)           $(90,785,000)
Preferred stock dividend                        (11,978,000)                       -                      -
                                              --------------------------------------------------------------
                                               (340,535,000)            (254,454,000)           (90,785,000)
Extraordinary item                               (4,500,000)                       -                      -
                                              --------------------------------------------------------------
Loss available to common shareholders         $(345,035,000)           $(254,454,000)          $(90,785,000)
                                              --------------------------------------------------------------

Denominator for basic net loss
   per common share                              32,117,000               31,041,000             30,190,000
Effect of dilutive securities                             -                        -                      -
                                              --------------------------------------------------------------
Denominator for diluted net loss
   per common share                              32,117,000               31,041,000             30,190,000
                                              --------------------------------------------------------------

Basic and diluted net loss per common share:
   Loss before extraordinary item                   $(10.60)                  $(8.20)                $(3.01)
   Extraordinary item                                  (.14)                       -                      -
                                              --------------------------------------------------------------
   Net (loss)                                       $(10.74)                  $(8.20)                $(3.01)
                                              ==============================================================


Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

15.  SHAREHOLDERS' EQUITY (DEFICIENCY)

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

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.  SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

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

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.  SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

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

There are 6,653,000 shares of common stock reserved for issuance under the NTL Incorporated 1993 Stock Option Plan. The exercise price of an ISO may not be less than 100% of the fair market value of the Company's common stock on the date of grant, and the exercise price of a NQSO may not be less than 85% of the fair market value of the Company's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

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

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.  SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

There are 320,000 shares of common stock reserved for issuance under the NTL Incorporated 1993 Non-Employee Director Stock Option Plan. Under the terms of this plan, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. The plan provides that all options be granted at the fair market value of the Company's common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 5.89%, 6.56% and 6.61%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .276, .255 and .255, respectively, and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:


                                              YEAR ENDED DECEMBER 31
                                       1997            1996              1995
                                 -----------------------------------------------

Pro forma net (loss)             $(343,850,000)   $(261,245,000)   $(93,688,000)
Basic and diluted pro
   forma net (loss) per share          $(11.08)          $(8.42)         $(3.10)

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.  SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended December 31, follows:


                                                1997                          1996                         1995
                                      ----------------------------------------------------------------------------------
                                                    WEIGHTED-                     WEIGHTED-                    WEIGHTED-
                                      NUMBER        AVERAGE         NUMBER        AVERAGE        NUMBER        AVERAGE
                                      OF            EXERCISE        OF            EXERCISE       OF            EXERCISE
                                      OPTIONS       PRICE           OPTIONS       PRICE          OPTIONS       PRICE
                                      ----------------------------------------------------------------------------------
Outstanding-beginning of year         6,738,000     $ 14.10         5,934,000     $11.04         4,795,000      $8.09
Granted                               1,571,000       23.97         1,390,000      25.94         1,164,000      23.07
Exercised                              (119,000)      12.85          (396,000)      3.44           (21,000)      4.78
Forfeited                               (33,000)      23.78          (190,000)     27.39            (4,000)     17.50
                                      ---------                     ---------                    ---------
Outstanding-end of year               8,157,000      $15.98         6,738,000     $14.10         5,934,000     $11.04
                                      =========                     =========                    =========

Exercisable at end of year            5,663,000      $12.39         4,258,000     $10.71         3,410,000     $ 8.22
                                      =========                     =========                    =========

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $12.74, $13.98 and $12.47, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1997:


                                  STOCK OPTIONS OUTSTANDING                 STOCK OPTIONS EXERCISABLE
-------------------   -----------------------------------------------   ---------------------------------
                                          WEIGHTED-        WEIGHTED-                          WEIGHTED-
                          NUMBER          REMAINING        AVERAGE          NUMBER            AVERAGE
     RANGE OF             OF              CONTRACTUAL      EXERCISE         OF                EXERCISE
 EXERCISE PRICES          OPTIONS         LIFE             PRICE            OPTIONS           PRICE
-------------------   -----------------------------------------------   ---------------------------------
 $0.19 to $0.56              77,000       3.6 Years         $0.245             77,000          $0.245
 $0.73 to $1.12             150,000       3.6 Years         $0.745            150,000          $0.745
 $1.53 to $2.69             356,000       3.6 Years         $2.157            356,000          $2.157
 $3.09 to $4.50              75,000       4.4 Years         $3.230             75,000          $3.230
 $8.81 to $14.63          3,312,000       5.4 Years         $8.873          3,305,000          $8.861
$15.19 to $22.88          1,498,000       7.4 Years        $21.685            882,000         $21.659
$23.06 to $32.38          2,689,000       8.9 Years        $25.038            818,000         $25.213
-------------------   -----------------------------------------------   ---------------------------------
      Total               8,157,000                                         5,663,000
===================   ===============================================   =================================

The Company has 25,309,000 shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock.

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

16.  EMPLOYEE BENEFIT PLANS

     Certain subsidiaries of NTL Group Limited operate a defined benefit pension plan in the United Kingdom. The assets of the Plan are held separately from those of NTL Group Limited and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method. The Company's policy is to fund amounts to the defined benefit plan necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom. The change in the projected benefit obligation in 1997 is due to the change in actuarial assumptions used.

The components of net pension costs are as follows:

                                              YEAR ENDED DECEMBER 31
                                         1997                       1996
                                    --------------------------------------------
Service cost                        $  10,693,000                 $7,997,000
Interest cost                          12,765,000                 11,679,000
Actual return on plan assets          (30,852,000)               (16,103,000)
Net amortization and deferral          17,327,000                  4,241,000
                                    --------------------------------------------
                                    $   9,933,000                 $7,814,000
                                    ============================================

The funded status (assets exceed accumulated benefits) of the plan is as follows:

                                                                              DECEMBER 31
                                                                   1997                      1996
                                                               ---------------------------------------
Accumulated benefit obligation:
   Vested                                                      $178,828,000              $148,809,000
   Nonvested                                                              -                         -
                                                               ---------------------------------------
                                                               $178,828,000              $148,809,000
                                                               =======================================
Fair value of plan assets,
   principally U.K. equity securities                          $195,226,000              $166,195,000
Projected benefit obligation                                    204,340,000               170,795,000
                                                               ---------------------------------------
Excess of projected benefit obligation over assets               (9,114,000)               (4,600,000)
Unrecognized net transition obligation                           10,203,000                11,541,000
Unrecognized net gain                                            (1,065,000)               (5,098,000)
                                                               ---------------------------------------
Prepaid pension cost                                           $     24,000                $1,843,000
                                                               =======================================
Actuarial assumptions:
   Weighted average discount rate                                      7.25%                     8.25%
   Weighted average rate of compensation increase                      8.00%                     8.00%
   Expected long-term rate of return on plan assets                    9.00%                     9.50%


                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

17.  LEASES

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 1997, 1996 and 1995 under operating leases was $20,674,000, $14,886,000 and $2,607,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1997 are as follows:

     Year ended December 31:
             1998                            $21,169,000
             1999                             20,933,000
             2000                             20,572,000
             2001                             20,235,000
             2002                             16,352,000
             Thereafter                       82,420,000
                                            ------------
                                            $181,681,000
                                            ============

18.  COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1997, the Company was committed to pay approximately $78,000,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television, telephone and telecommunications business. The initial terms of the Company's licenses was 23 years for the DTI licenses and 15 years for the ITC licenses. The Company's licenses expire in 2008 to 2016 for the DTI licenses and 1999 to 2005 for the ITC licenses. The DTI requires a fixed annual renewal fee of 2,500 pounds sterling ($4,200) per license. The ITC requires an annual license fee ranging from 1,300 pounds sterling ($2,200) to 7,900 pounds sterling ($13,100) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The Company's license fees in 1997 were $316,000.

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately 14,400,000 pounds sterling ($23,800,000) (subject to adjustments for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. The Company paid $23,587,000 in 1997.

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

18.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in the first full calendar year after the start of operations, in the amount of 104,188 pounds sterling ($172,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen-year license.

A significant portion of NTL Group Limited's revenues is attributable to the provision of television and radio transmission and distribution services and the provision of telecommunications services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act and The Wireless Telegraphy Act 1949. NTL Group Limited holds five licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2021. NTL Group Limited holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The Company paid $3,447,000 in 1997 in connection with these licenses.

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

19.  INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

The Company operates its long distance telephone and microwave transmission business in the United States and its television and radio broadcasting, cable television, telephone and telecommunications businesses in the United Kingdom. The Company acquired its national and international telecom segment and its broadcast transmission and other segment in 1996. Identifiable corporate assets consist primarily of cash and cash equivalents. The industry segments and geographic area information as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                    NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

19.  INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                             Long
                                           Distance
                                          Telephone        Local          National        Broadcast
                                             and          Telecom           and          Transmission
                                          Microwave         and         International        and
                                         Transmission    Television       Telecom           Other       Corporate      Consolidated
                                        --------------------------------------------------------------------------------------------
                                                                       (In  thousands)
YEAR ENDED DECEMBER 31, 1997
Total revenues                          $  8,831         $   189,407    $162,738        $ 130,799       $       -      $  491,775
Operating income (loss)                   (1,207)           (208,815)     (5,327)          42,652         (19,367)       (192,064)
Depreciation and amortization              2,368             103,704      17,454           20,328           6,655         150,509
Identifiable assets                       27,623           1,579,044     350,704          358,302         105,966       2,421,639
Fixed asset additions                      1,541             333,037     101,088           38,984             156         474,806

YEAR ENDED DECEMBER 31, 1996
Total revenues                          $ 10,086         $    89,209    $ 45,430        $  83,618       $       -      $  228,343
Operating income (loss)                      773            (164,108)     (7,774)          26,376         (12,900)       (157,633)
Depreciation and amortization              2,744              69,200       8,601           13,152           4,956          98,653
Identifiable assets                       15,660           1,655,759     220,764          412,989         149,439       2,454,611
Fixed asset additions                        552             478,761      38,812           26,056           1,894         546,075

YEAR ENDED DECEMBER 31, 1995
Total revenues                          $  8,937         $    24,804    $      -        $       -       $       -      $   33,741
Operating (loss)                          (4,531)            (76,161)          -                -         (12,434)        (93,126)
Depreciation and amortization              2,729              25,650           -                -           1,444          29,823
Identifiable assets                       15,774             892,935           -                -         101,960       1,010,669
Fixed asset additions                      1,557             473,795           -                -               -         475,352

20. SUBSEQUENT EVENT

In February 1998, the Company entered into an agreement and plan of amalgamation (the "Agreement") with Comcast UK Cable Partners Limited ("Partners"). Under the Agreement, Partners' shareholders will receive 0.3745 shares of the Company's Common Stock for each share of Partners Common Stock. Based on the closing price of the Company's Common Stock on the date of the Agreement, the transaction is valued at approximately $600,000,000. The Agreement contains provisions such that if the purchase price per Partners share falls below $10.00, Partners has the right to terminate the transaction, subject to the Company's right to adjust the exchange ratio such that Partners' shareholders would receive $10.00 for each Partners share. Under certain circumstances, the consideration payable to Partners' shareholders may be adjusted based on the proceeds of the potential exercise of certain rights of first refusal with respect to Partners' interests in the London and Birmingham franchises. Completion of the transaction is subject to a number of closing conditions including regulatory approvals, shareholder approvals and consents from the holders of the Company's and Partners' debt.

                                NTL Incorporated
           Schedule I - Condensed Financial Information of Registrant
                            Condensed Balance Sheets

                                                                               DECEMBER 31
                                                                       1997                   1996
                                                                  -------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   46,421,000         $  101,555,000
   Marketable securities                                               4,998,000                      -
   Other                                                               8,804,000              1,008,000
                                                                  -------------------------------------
Total current assets                                                  60,223,000            102,563,000

Office improvements and equipment, net of accumulated
   depreciation of $555,000 (1997) and $191,000 (1996)                 1,551,000              1,759,000
Investments in and loans to subsidiaries                           1,970,114,000          1,672,695,000
Deferred financing costs, net of accumulated amortization of
   $13,141,000 (1997) and $6,850,000 (1996)                           50,771,000             45,132,000
Other assets, net of accumulated amortization
   of $11,803,000 (1997) and $9,952,000 (1996)                         1,540,000              4,597,000
                                                                  -------------------------------------
Total assets                                                      $2,084,199,000         $1,826,746,000
                                                                  =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities                                               $   22,276,000         $    6,214,000
Long-term debt                                                     2,015,057,000          1,492,418,000
Senior redeemable exchangeable preferred stock                       108,534,000                      -

Shareholders' equity (deficiency):
   Series preferred stock                                                      -                      -
   Common stock                                                          322,000                321,000
   Additional paid-in capital                                        538,054,000            548,647,000
   Cumulative translation adjustment                                 117,008,000            163,141,000
   (Deficit)                                                        (717,052,000)          (383,995,000)
                                                                  -------------------------------------
                                                                     (61,668,000)           328,114,000
                                                                  -------------------------------------
Total liabilities and shareholders' equity (deficiency)           $2,084,199,000         $1,826,746,000
                                                                  =====================================


See accompanying notes.

                                NTL Incorporated
     Schedule I - Condensed Financial Information of Registrant (continued)
                       Condensed Statements of Operations


                                                                         YEAR ENDED DECEMBER 31
                                                             1997                 1996                 1995
                                                       --------------------------------------------------------
COSTS AND EXPENSES
Corporate expenses                                     $  12,811,000         $  14,144,000         $ 14,697,000
Depreciation and amortization                              6,655,000             4,954,000            1,445,000
                                                       --------------------------------------------------------
Operating (loss)                                         (19,466,000)          (19,098,000)         (16,142,000)

OTHER INCOME (EXPENSE)
Interest and other income                                  4,490,000             5,017,000            7,470,000
Interest expense                                        (191,124,000)         (128,755,000)         (39,033,000)
Other gain                                                10,000,000                     -                    -
Foreign currency transaction gains (losses)               (2,221,000)            1,376,000              (23,000)
                                                       --------------------------------------------------------
(Loss) before income taxes and equity in net
   (loss) of subsidiaries                               (198,321,000)         (141,460,000)         (47,728,000)
Income tax (provision)                                    (1,083,000)             (193,000)                   -
                                                       --------------------------------------------------------
(Loss) before equity in net (loss) of subsidiaries      (199,404,000)         (141,653,000)         (47,728,000)
Equity in net (loss) of subsidiaries                    (133,653,000)         (112,801,000)         (43,057,000)
                                                       --------------------------------------------------------
Net (loss)                                             $(333,057,000)        $(254,454,000)        $(90,785,000)
                                                       ========================================================


See accompanying notes.

                                NTL Incorporated
     Schedule I - Condensed Financial Information of Registrant (continued)
                       Condensed Statements of Cash Flows


                                                                                  YEAR ENDED DECEMBER 31
                                                                     1997                  1996                   1995
                                                              -----------------------------------------------------------
Net cash (used in) operating activities                       $ (55,467,000)         $ (28,152,000)         $ (10,448,000)

INVESTING ACTIVITIES
Purchase of office improvements and equipment                      (156,000)            (1,891,000)                     -
Purchase of marketable securities                              (145,939,000)                     -                      -
Proceeds from sales of marketable securities                    142,596,000                      -                      -
Increase in investments in and loans to subsidiaries           (436,046,000)          (955,652,000)          (337,120,000)
                                                              -----------------------------------------------------------
Net cash (used in) investing activities                        (439,545,000)          (957,543,000)          (337,120,000)

FINANCING ACTIVITIES
Proceeds from borrowings and sale of preferred stock,
   net of financing costs                                       484,340,000            842,820,000            328,731,000
Proceeds from exercise of stock options and warrants              1,671,000              1,665,000                102,000
                                                              -----------------------------------------------------------
Net cash provided by financing activities                       486,011,000            844,485,000            328,833,000
Effect of exchange rate changes on cash                         (46,133,000)           156,868,000             (6,594,000)
                                                              -----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                (55,134,000)            15,658,000            (25,329,000)
Cash and cash equivalents at beginning of year                  101,555,000             85,897,000            111,226,000
                                                              -----------------------------------------------------------
Cash and cash equivalents at end of year                      $  46,421,000          $ 101,555,000          $  85,897,000
                                                              ===========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $  53,485,000          $  23,687,000          $           -
Income taxes paid                                                         -                193,000                      -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on senior
   redeemable exchangeable preferred stock                    $  12,263,000          $           -          $           -
Warrants issued in connection with consent
   solicitations                                                          -              1,641,000                      -
Common stock issued for acquisition                                       -             34,137,000                      -
Preferred stock issued for acquisition of minority
   interest, including notes payable to minority partner                  -             49,000,000                      -
Liabilities incurred in connection with acquisitions                      -             81,906,000                      -

See accompanying notes.

                                NTL Incorporated
           Schedule I - Condensed Financial Information of Registrant
                     Notes to Condensed Financial Statements


1.    BASIS OF PRESENTATION

In the NTL Incorporated condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries since the date of acquisition. The Company's share of net loss of its unconsolidated subsidiaries is included in consolidated net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

2.    LONG-TERM DEBT

Long-term debt consists of:

                                                                     DECEMBER 31
                                                            1997                    1996
                                                      --------------------------------------
10-7/8% Senior Deferred Coupon Notes
   ("10-7/8% Notes") (a)                              $  194,959,000          $  175,368,000
12-3/4% Series A Senior Deferred Coupon Notes
   ("12-3/4% Notes") (b)                                 209,387,000             185,043,000
11-1/2% Series B Senior Deferred Coupon Notes
   ("11-1/2% Notes") (c)                                 743,961,000             665,257,000
10% Series B Senior Notes ("10% Notes") (d)              400,000,000                       -
7-1/4% Convertible Subordinated Notes
   ("7-1/4 Convertible Notes") (e)                       191,750,000             191,750,000
7% Convertible Subordinated Notes
   ("7% Convertible Notes") (f)                          275,000,000             275,000,000
                                                      --------------------------------------
                                                      $2,015,057,000          $1,492,418,000
                                                      ======================================


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

                                NTL Incorporated
           Schedule I - Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


2.    LONG-TERM DEBT (CONTINUED)

(d) In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Senior Notes due 2007.

(e) In April and May 1995, the Company issued $191,750,000 principal amount of 7-1/4% Convertible Subordinated Notes due 2005. Interest payments began on October 15, 1995 and interest is payable every six months thereafter. The 7-1/4% Convertible Notes will mature on April 15, 2005.

     In March 1998, the Company announced that it was calling for redemption all of the 7-1/4% Convertible Notes. The redemption date is April 20, 1998 and the redemption price is 105.08% of the principal amount, plus accrued and unpaid interest through the date of redemption.

(f) In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest payments began on December 15, 1996 and interest is payable every six months thereafter. The 7% Convertible Notes mature on June 15, 2008.

In March 1998, the Company issued 125,000,000 pounds sterling aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), 300,000,000 pounds sterling aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1,300,000,000 aggregate principal amount of 9-3/4% Senior Deferred Coupon Notes due 2008 (the "Dollar Deferred Coupon Notes"). The Sterling Senior Notes, Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes were issued at a price to the public of 99.67% or 124,588,000 pounds sterling, 58.62% or 175,860,000 pounds sterling and 61.724% or $802,412,000, respectively.

3.    REDEEMABLE PREFERRED STOCK

In February 1997, the Company issued $100,000,000 of its 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). The Company received net proceeds of $96,625,000 after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3,729,000 were recorded as unamortized discount at issuance.

Of the 2,500,000 authorized shares of Series Preferred Stock, 100,000 shares of Redeemable Preferred Stock were issued. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears as of May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of

                                NTL Incorporated
           Schedule I - Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


3.    REDEEMABLE PREFERRED STOCK (CONTINUED)

the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 1997, the Company has accrued $11,978,000 for dividends and has issued approximately 10,000 shares for $10,187,000 of such accrued dividends. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009.

4.    LEASES

Leases for office space extend through 2004. Total rental expense for the years ended December 31, 1997, 1996 and 1995 under operating leases was $503,000, $220,000 and $22,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1997 are as follows:

        Year ended December 31:
               1998                            $  565,000
               1999                               475,000
               2000                               462,000
               2001                               462,000
               2002                               462,000
               Thereafter                         924,000
                                               ----------
                                               $3,350,000
                                               ==========

5.    OTHER GAIN

In October 1997, following the U.S. District Court's decision to dismiss the Company's complaint against LeGroupe Videotron Ltee and its subsidiary, the Company entered into a Settlement Agreement dismissing the Company's complaint in exchange for a payment of $10,000,000.

6.    OTHER

No cash dividends were paid to the registrant by subsidiaries in any of the last three years.

                        NTL Incorporated and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts


               COL. A                         COL. B                  COL. C                     COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                            --------------------------
                                                                                (2)
                                                               (1)           CHARGED
                                           BALANCE AT       CHARGED TO       TO OTHER                              BALANCE
                                           BEGINNING        COSTS AND        ACCOUNTS-         DEDUCTIONS          AT END
            DESCRIPTION                    OF PERIOD        EXPENSES         DESCRIBE          DESCRIBE            OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
   Allowance for doubtful accounts
                                           $3,870,000       $6,891,000       $      -          $(2,705,000)(a)     $8,056,000
                                           ==================================================================================

Year ended December 31, 1996:
   Allowance for doubtful accounts
                                           $  767,000       $2,597,000       $      -          $   506,000 (b)     $3,870,000
                                           ==================================================================================

Year ended December 31, 1995:
   Allowance for doubtful accounts
                                           $   22,000       $  709,000       $      -          $    36,000 (c)     $  767,000
                                           ==================================================================================

(a) Uncollectible accounts written-off, net of recoveries of $2,604,000 and $101,000 foreign currency translation adjustments.

(b) Uncollectible accounts written-off, net of recoveries of $645,000, offset by $804,000 allowance for doubtful accounts as of acquisition date of purchased subsidiary and $347,000 foreign currency translation adjustments.

(c)  Recoveries  of  accounts  previously  written-off,   net  of  uncollectible
     accounts written-off of $49,000 less $13,000 foreign currency translation adjustments.