Form 10-Q
period 1998-03-31
NTL INC /DE/
filed 1998-05-14
CIK 906347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 0-22616
                    ------------------------------------------------------------

                                NTL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     52-1822078
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


110 East 59th Street, New York, New York                   10022
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

The number of shares outstanding of the issuer's common stock as of March 31, 1998 was 32,301,500.

                        NTL Incorporated and Subsidiaries

                                     Index




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         March 31, 1998 and December 31, 1997 ..............................   2

         Condensed Consolidated Statements of Operations -
         Three months ended March 31, 1998 and 1997 ........................   3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Three months ended March 31, 1998 ..................   4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1998 and 1997 ........................   5

         Notes to Condensed Consolidated Financial Statements ..............   6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ................................  12

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ..................................  20

SIGNATURES .................................................................  21
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      MARCH 31,             DECEMBER 31,
                                                                        1998                    1997
                                                                  --------------------------------------
                                                                     (unaudited)             (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 1,169,699,000        $    98,902,000
   Marketable securities                                               83,591,000              4,998,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $9,940,000 (1998) and $8,056,000 (1997)               79,093,000             66,022,000
   Other                                                               51,209,000             67,232,000
                                                                  --------------------------------------
Total current assets                                                1,383,592,000            237,154,000

Fixed assets, net                                                   1,853,181,000          1,756,985,000
Intangible assets, net                                                359,251,000            364,479,000
Other assets, net of accumulated amortization
   of $28,897,000 (1998) and $25,889,000 (1997)                        98,927,000             63,021,000
                                                                  --------------------------------------
Total assets                                                      $ 3,694,951,000        $ 2,421,639,000
                                                                  ======================================

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                               $    68,296,000        $    45,475,000
   Accrued expenses and other                                         145,661,000            162,730,000
   Interest payable                                                    17,758,000             18,875,000
   Accrued construction costs                                          27,764,000             26,930,000
   Deferred revenue                                                    33,457,000             35,060,000
                                                                  --------------------------------------
Total current liabilities                                             292,936,000            289,070,000

Long-term debt                                                      3,357,217,000          2,015,057,000
Other                                                                     430,000                428,000
Commitments and contingent liabilities
Deferred income taxes                                                  70,907,000             70,218,000
Senior redeemable exchangeable preferred stock, $.01 par
   value, plus accreted dividends; liquidation preference
   $107,000,000; less unamortized discount of $3,366,000
   (1998) and $3,444,000 (1997); issued and outstanding
   114,000 (1998) and 110,000 (1997) shares                           112,250,000            108,534,000

Shareholders' (deficiency):
   Series preferred stock - $.01 par value; authorized
     2,500,000 shares; liquidation preference $78,000,000;
     issued and outstanding 780 shares (1998 and 1997)                          -                      -
   Common stock - $.01 par value; authorized 100,000,000
     shares; issued and outstanding 32,302,000 (1998) and
     32,210,000 (1997) shares                                             323,000                322,000
   Additional paid-in capital                                         536,279,000            538,054,000
   Accumulated other comprehensive income                             135,333,000            117,008,000
   (Deficit)                                                         (810,724,000)          (717,052,000)
                                                                  --------------------------------------
                                                                     (138,789,000)           (61,668,000)
                                                                  --------------------------------------
Total liabilities and shareholders' (deficiency)                  $ 3,694,951,000        $ 2,421,639,000
                                                                  ======================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                 -------------------------------------
                                                                       1998                    1997
                                                                 -------------------------------------
REVENUES
Local telecommunications and television                          $  61,584,000           $  31,880,000
National and international telecommunications                       51,012,000              40,585,000
Broadcast transmission and other                                    33,418,000              32,113,000
Other telecommunications                                             1,778,000               2,239,000
                                                                 -------------------------------------
                                                                   147,792,000             106,817,000

COSTS AND EXPENSES
Operating expenses                                                  77,333,000              70,756,000
Selling, general and administrative expenses                        56,728,000              38,317,000
Franchise fees                                                       6,195,000               5,872,000
Corporate expenses                                                   3,642,000               4,098,000
Depreciation and amortization                                       45,856,000              33,005,000
                                                                 -------------------------------------
                                                                   189,754,000             152,048,000
                                                                 -------------------------------------
Operating (loss)                                                   (41,962,000)            (45,231,000)

OTHER INCOME (EXPENSE)
Interest and other income                                            5,143,000               7,401,000
Interest expense                                                   (58,058,000)            (47,609,000)
Foreign currency transaction gains (losses)                          1,205,000                (322,000)
                                                                 -------------------------------------
Net (loss)                                                       $ (93,672,000)          $ (85,761,000)
                                                                 =====================================


Basic and diluted net (loss) per common share                    $       (3.02)          $       (2.73)
                                                                 =====================================

See accompanying notes.

                       NTL Incorporated and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)

                                                                                                         ACCUMULATED
                                    SERIES           COMMON STOCK -        ADDITIONAL                       OTHER
                                PREFERRED STOCK      $.01 PAR VALUE         PAID-IN     COMPREHENSIVE   COMPREHENSIVE
                                SHARES      PAR     SHARES       PAR        CAPITAL        INCOME          INCOME        (DEFICIT)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1997      780        $ -    32,210,000  $322,000   $538,054,000                   $117,008,000  $(717,052,000)
Exercise of stock options                             84,000     1,000      1,800,000
Exercise of warrants                                   8,000                  141,000
Accreted dividends on senior
   redeemable exchangeable
   preferred stock                                                         (3,638,000)
Accretion of discount on senior
   redeemable exchangeable
   preferred stock                                                            (78,000)
Comprehensive income
Net loss for the three months
   ended March 31, 1998                                                                 $(93,672,000)                   (93,672,000)
Currency translation adjustment                                                           18,325,000      18,325,000
                                                                                        ------------
      Total                                                                             $(75,347,000)
                                ----------------------------------------------------------------------------------------------------
Balance, March 31, 1998         780        $ -    32,302,000  $323,000   $536,279,000                   $135,333,000  $(810,724,000)
                                ====================================================================================================

See accompanying notes.

                       NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                 ----------------------------------
                                                                        1998               1997
                                                                 ----------------------------------
Net cash (used in) operating activities                          $   (16,605,000)    $  (13,435,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                             (97,945,000)      (120,585,000)
Increase in other assets                                                (426,000)        (1,299,000)
Purchase of marketable securities                                    (78,481,000)      (101,234,000)
Proceeds from sales of marketable securities                                   -         20,000,000
                                                                 ----------------------------------
Net cash (used in) investing activities                             (176,852,000)      (203,118,000)

FINANCING ACTIVITIES
Proceeds from borrowings and sale of preferred stock,
    net of financing costs                                         1,332,902,000        493,143,000
Principal payments                                                   (65,836,000)                 -
Proceeds from exercise of stock options and warrants                   1,942,000            448,000
                                                                 ----------------------------------
Net cash provided by financing activities                          1,269,008,000        493,591,000

Effect of exchange rate changes on cash                               (4,754,000)       (16,544,000)
                                                                 ----------------------------------
Increase in cash and cash equivalents                              1,070,797,000        260,494,000
Cash and cash equivalents at beginning of period                      98,902,000        445,884,000
                                                                 ----------------------------------
Cash and cash equivalents at end of period                       $ 1,169,699,000     $  706,378,000
                                                                 ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest exclusive of
   amounts capitalized                                           $    20,366,000     $    4,516,000
Income taxes paid                                                         19,000                  -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on senior redeemable
   exchangeable preferred stock                                  $     3,716,000     $    1,697,000

See accompanying notes.

                        NTL Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

In March 1998, the Company issued debt denominated in British pounds sterling. Interest expense has been translated using the average exchange rate for the period and the debt balance has been translated using the current exchange rate at the balance sheet date. Foreign currency gains and losses arising from exchange rate fluctuations are included in the results of operations.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE B - FIXED ASSETS

Fixed assets consist of:
                                          MARCH 31,            DECEMBER 31,
                                            1998                   1997
                                      --------------------------------------
                                         (unaudited)

     Operating equipment              $ 1,704,728,000        $ 1,612,440,000
     Other equipment                      241,168,000            225,514,000
     Construction-in-progress             162,715,000            134,795,000
                                      --------------------------------------
                                        2,108,611,000          1,972,749,000
     Accumulated depreciation            (255,430,000)          (215,764,000)
                                      --------------------------------------
                                      $ 1,853,181,000        $ 1,756,985,000
                                      ======================================

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - INTANGIBLE ASSETS

Intangible assets consists of:

                                                                      MARCH 31,            DECEMBER 31,
                                                                        1998                   1997
                                                                   ------------------------------------
                                                                     (unaudited)
License acquisition costs, net of accumulated
   amortization of $50,337,000 (1998) and $46,620,000 (1997)       $ 119,399,000          $ 123,116,000
Goodwill, net of accumulated amortization of
   $18,023,000 (1998) and $13,449,000 (1997)                         239,852,000            241,363,000
                                                                   ------------------------------------
                                                                   $ 359,251,000          $ 364,479,000
                                                                   ====================================

NOTE D - LONG-TERM DEBT

Long-term debt consists of:

                                                                      MARCH 31,            DECEMBER 31,
                                                                        1998                   1997
                                                                 --------------------------------------
                                                                   (unaudited)
10-7/8% Senior Deferred Coupon Notes                             $   200,142,000        $   194,959,000
12-3/4% Series A Senior Deferred Coupon Notes                        215,889,000            209,387,000
11-1/2% Series B Senior Deferred Coupon Notes                        765,154,000            743,961,000
10% Series B Senior Notes                                            400,000,000            400,000,000
9-1/2% Senior Sterling Notes, less unamortized
   discount of $687,000                                              208,275,000                      -
10-3/4% Senior Deferred Coupon Sterling Notes                        295,318,000                      -
9-3/4% Senior Deferred Coupon Notes                                  805,689,000                      -
7-1/4% Convertible Subordinated Notes                                191,750,000            191,750,000
7% Convertible Subordinated Notes                                    275,000,000            275,000,000
                                                                 --------------------------------------
                                                                 $ 3,357,217,000        $ 2,015,057,000
                                                                 ======================================

In March 1998, the Company called for redemption all of its $191,750,000 principal amount 7-1/4% Convertible Subordinated Notes due 2005. The redemption date was April 20, 1998, at a redemption price of 105.08% of the principal amount plus accrued and unpaid interest through the date of redemption. The 7-1/4% Notes were convertible into Common Stock at a conversion price of $27.56 per share. In April 1998, all of the 7-1/4% Notes were converted into approximately 6,957,500 shares of the Company's Common Stock.

In March 1998, the Company issued 125,000,000 pounds sterling aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), 300,000,000 pounds sterling aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1,300,000,000 aggregate principal amount of 9-3/4% Senior Deferred Coupon Notes due 2008 (the "Dollar Deferred Coupon Notes") (together the "New Notes"). The Sterling Senior Notes,

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE D - LONG-TERM DEBT (CONTINUED)

Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes were issued at a price to the public of 99.67% or 124,588,000 pounds sterling, 58.62% or 175,860,000 pounds sterling and 61.724% or $802,412,000, respectively. The Company received net proceeds of 121,161,000 pounds sterling, 170,584,000 pounds sterling and $778,340,000, after discounts and commissions, from the issuance of the Sterling Senior Notes, the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes, respectively. The aggregate of the discounts, commissions and other fees incurred of $38,787,000 is included in deferred financing costs.

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

NOTE E - CONVERSION OF SERIES PREFERRED STOCK

In May 1998, the 780 outstanding shares of 5% Non-Voting Convertible Preferred Stock, Series A were converted into 1,950,000 shares of Common Stock.

NOTE F - GRANT OF STOCK OPTIONS

In March 1998, options to purchase approximately 7,800,000 shares of Common Stock were granted to officers, non-employee directors and employees at an exercise price of $36.50 per share. Officers and senior management employees were granted options to purchase 3,260,000 shares and 2,765,000 shares, respectively. These employees will not be granted any further options in 1998 to 2001 inclusive. These options will vest beginning January 1, 1999 through January 1, 2004. The

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE F - GRANT OF STOCK OPTIONS (CONTINUED)

non-employee directors were granted options to purchase an aggregate of 450,000 shares which vest on the same schedule. Supervisory employees were granted options to purchase an aggregate of approximately 1,000,000 shares which are exercisable as to 20% of the shares subject thereto on the date of grant and an additional 20% each January 1 thereafter, while the optionee remains an employee of the Company. Finally, each employee who is not included in the groups described above and who has at least one year of service as of March 1, 1998 was granted an option to purchase 100 shares which are exercisable on a 20% per year schedule.

Beginning in 1999 and in each year thereafter, each employee who is not otherwise granted options and has completed at least one year of employment at the relevant date will be granted an option to purchase 100 shares of the Company's Common Stock each year. The exercise price for these options will be equal to the closing price of the Company's Common Stock on the date of issuance, and these options will vest on a 20% per year schedule. It is anticipated that approximately 1,850,000 options will be granted each year in 1999, 2000 and 2001 to supervisory and other employees.

NOTE G - RESTRUCTURING CHARGES

In September 1997, the Company announced a reorganization of certain of its operations. Restructuring costs of $15,629,000 were recorded in September 1997 consisting of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of March 31, 1998, $6,200,000 of the provision has been used.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE H - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                              THREE MONTHS ENDED MARCH 31
                                                        -------------------------------------
                                                              1998                   1997
                                                        -------------------------------------
Numerator:
Net loss                                                $ (93,672,000)          $ (85,761,000)
Preferred stock dividend                                   (3,638,000)             (1,697,000)
                                                        -------------------------------------
Loss available to common shareholders                   $ (97,310,000)          $ (87,458,000)
                                                        -------------------------------------

Denominator for basic net loss per common share            32,250,000              32,084,000
Effect of dilutive securities                                       -                       -
                                                        -------------------------------------
Denominator for diluted net loss per common share          32,250,000              32,084,000
                                                        -------------------------------------

Basic and diluted net loss per common share             $       (3.02)          $       (2.73)
                                                        =====================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

As  of  March  31,  1998,  the  Company  was  committed  to  pay   approximately
$103,300,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television ("CATV"), telephone and telecommunications business. The initial terms of the Company's licenses was 23 years for the DTI licenses and 15 years for the ITC licenses. The Company's licenses expire in 2008 to 2016 for the DTI licenses and 1999 to 2005 for the ITC licenses. The DTI requires a fixed annual renewal fee of 2,500 pounds sterling ($4,100) per license. The ITC requires an annual license fee ranging from 1,300 pounds sterling ($2,100) to 7,900 pounds sterling ($13,000) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The provision of the Company's transmission and distribution services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. The Company holds five licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2021. The Company holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The Company's license fees paid in the three months ended March 31, 1998 were $634,000.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately 14,400,000 pounds sterling ($24,100,000) (subject to adjustments for inflation). The fee for 1998 is 14,951,661 pounds sterling. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. The Company paid $6,152,000 in the three months ended March 31, 1998.

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in January 1998, in the amount of 104,188 pounds sterling ($174,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license. The Company paid $43,000 in the three months ended March 31, 1998.

The Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business, including claims involving contractual disputes and claims for damages to property and personal injury resulting from construction of the Company's networks and the maintenance and servicing of the Company's transmission masts. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE J - PARTNERS ACQUISITION

In February 1998, the Company entered into an agreement and plan of amalgamation (the "Agreement") with Comcast UK Cable Partners Limited ("Partners"). Under the Agreement, Partners' shareholders will receive 0.3745 shares of the Company's Common Stock for each share of Partners Common Stock. Based on the closing price of the Company's Common Stock on the date of the Agreement, the transaction is valued at approximately $600,000,000. The Agreement contains provisions such that if the purchase price per Partners share falls below $10.00, Partners has the right to terminate the transaction, subject to the Company's right to adjust the exchange ratio such that Partners' shareholders would receive $10.00 for each Partners share. Under certain circumstances, the consideration payable to Partners' shareholders may be adjusted based on the proceeds of the potential exercise by a third party of certain purchase rights with respect to Partners' interests in the London and Birmingham franchises. Completion of the transaction is subject to a number of closing conditions including regulatory approvals, shareholder approvals and consents from the holders of the Company's and Partners' debt.

                        NTL Incorporated and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network:

================================================================================
|                         NEWLY CONSTRUCTED DUAL NETWORK                       |
|------------------------------------------------------------------------------|
|                          |   MARCH 31,    |  DECEMBER 31,   |   MARCH 31,    |
|                          |     1998       |      1997       |     1997       |
|--------------------------|----------------|-----------------|----------------|
|  Homes passed (1)        |   1,070,000    |    1,007,000    |     853,900    |
|--------------------------|----------------|-----------------|----------------|
|  Homes marketed          |     887,400    |      810,000    |     555,600    |
|--------------------------|----------------|-----------------|----------------|
|  Homes marketed (as %    |                |                 |                |
|   of homes passed)       |          83%   |           80%   |          65%   |
|--------------------------|----------------|-----------------|----------------|
|  Total customers         |     357,200    |      321,300    |     201,450    |
|--------------------------|----------------|-----------------|----------------|
|       Dual               |     322,500    |      287,200    |     166,750    |
|--------------------------|----------------|-----------------|----------------|
|       Telephone-only     |      15,300    |       15,300    |      15,900    |
|--------------------------|----------------|-----------------|----------------|
|       CATV-only          |      19,400    |       18,800    |      18,800    |
|--------------------------|----------------|-----------------|----------------|
|  Total RGUs (2)          |     679,700    |      608,500    |     368,200    |
|--------------------------|----------------|-----------------|----------------|
|  Customer penetration    |         40%    |          40%    |         36%    |
|--------------------------|----------------|-----------------|----------------|
|  RGU penetration  (3)    |         77%    |          75%    |         66%    |
|--------------------------|----------------|-----------------|----------------|
|  Telephone penetration   |         38%    |          37%    |         33%    |
|--------------------------|----------------|-----------------|----------------|
|  CATV penetration        |         39%    |          38%    |         33%    |
--------------------------------------------------------------------------------

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

                        NTL Incorporated and Subsidiaries


                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997
------------------------------------------

Local telecommunications and television revenues increased to $61,584,000 from $31,880,000 as a result of customer growth that increased the Company's current revenue stream.

National and international telecommunications revenues increased to $51,012,000 from $40,585,000 as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. Carrier services revenues increased due to growth in satellite services, cellular telephone services and national network telecommunications services provided by the Company's wholesale operation to broadcasters, mobile telephone companies and other telephone companies, respectively.

Broadcast   transmission  and  other  revenues  increased  to  $33,418,000  from
$32,113,000 primarily due to revenues from the launch of Channel 5 on March 30, 1997.

Operating expenses increased to $77,333,000 from $70,756,000 primarily as a result of increases in programming costs and interconnection costs.

Selling, general and administrative expenses increased to $56,728,000 from $38,317,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in personnel and overhead to service the increasing customer base. An increase in bad debt expense also contributed to this increase.

Franchise fees increased to $6,195,000 from $5,872,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

Corporate expenses decreased to $3,642,000 from $4,098,000 primarily due to certain personnel no longer being classified as corporate. The 1998 and 1997 amounts include $463,000 of non-cash expense related to non-compete agreements.

Depreciation and amortization expense increased to $45,856,000 from $33,005,000 primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $58,058,000 from $47,609,000 due to the issuance of the New Notes and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $21,277,000 and $4,876,000 was paid in the three months ended March 31, 1998 and 1997, respectively.

Foreign currency transaction gains (losses) increased to gains of $1,205,000 from losses of $(322,000) due to favorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling.

                        NTL Incorporated and Subsidiaries


                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications and CATV customers to the networks, for other capital expenditures, as well as for cash interest payments. Based on the information currently available, the Company estimates that, from April 1, 1998 through March 31, 1999, these requirements will aggregate 354 million pounds sterling (approximately $592 million). The Company intends to fund its requirements from cash, cash equivalents and marketable securities on hand of $1.2 billion as of March 31, 1998. The Company's commitments for equipment and services at March 31, 1998 of approximately $103.3 million are included in the anticipated requirements.

In March 1998, the Company issued 125 million pounds sterling aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), 300 million pounds sterling aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1.3 billion aggregate principal amount of 9-3/4% Senior Deferred Coupon Notes due 2008 (the "Dollar Deferred Coupon Notes") (together the "New Notes"). The Sterling Senior Notes, Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes were issued at a price to the public of 99.67% or 124.6 million pounds sterling, 58.62% or 175.9 million pounds sterling and 61.724% or $802.4 million, respectively. The Company received net proceeds of 121.2 million pounds sterling, 170.6 million pounds sterling and $778.3 million, after discounts and commissions, from the issuance of the Sterling Senior Notes, the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes, respectively.

In March  1998,  the  Company  called  for  redemption  all of its  $191,750,000 principal amount of 7-1/4% Convertible Subordinated Notes due 2005. The redemption date was April 20, 1998, at a redemption price of 105.08% of the principal amount plus accrued and unpaid interest through the date of redemption. The 7-1/4% Notes were convertible into Common Stock at a conversion price of $27.56 per share. In April 1998, all of the 7-1/4% Notes were converted into approximately 6,957,500 shares of the Company's Common Stock.

In 1997, NTL (UK) Group, Inc., a wholly-owned subsidiary of the Company, which is the holding company for its United Kingdom operations and the parent company of NTLIH, and NTLIH entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite a 555 million pounds sterling term loan facility with an initial four-year revolving period (the "New Credit Facility"). By April 14, 1999, Chase's commitment will be reduced to no less than 480 million pounds sterling or such greater amount as is necessary to ensure that the Company's United Kingdom operations remain fully funded by reference to an agreed business plan. The New Credit Facility will be used to finance capital expenditures and working capital for the Company's United Kingdom operations, including its local broadband, national telecommunications and national digital television networks. Chase has provided a portion of the New Credit Facility in the form of a 350 million pounds sterling facility to the Company on the same terms as to restrictions, covenants, guarantees and security as the 555 million pounds sterling facility. Amounts outstanding under the 350 million pounds sterling facility are required to be repaid in full by December 31, 2005. Interest is payable either monthly, quarterly or semi-annually, at the option

                        NTL Incorporated and Subsidiaries


of NTLIH,  at LIBOR plus, at a maximum,  2.25% per annum.  The commitment fee is
 .375% per annum on the unutilized portion of the 350 million pounds sterling facility and is payable quarterly in arrears. The New Credit Facility is secured by first fixed and floating charges over all present and future assets and undertakings of the United Kingdom group. The New Credit Facility contains customary financial covenants, and certain restrictions relating to, among other
things:   (i)  incurrence  of  additional   indebtedness  or  guarantees,   (ii)
investments, acquisitions and mergers and (iii) dividend and other payment restrictions. In the absence of a default, the New Credit Facility generally permits payments to the Company to pay interest and principal of existing indebtedness of the Company. There are no amounts currently outstanding under the New Credit Facility.

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

The Company is highly leveraged. The accreted value at March 31, 1998 of the Company's total long-term indebtedness (including the Redeemable Preferred Stock) is approximately $3.5 billion, representing approximately 104% of total capitalization. The following tables summarizes the terms of those notes and redeemable preferred stock issued by the Company.

                        NTL Incorporated and Subsidiaries

                                    11-1/2%             12-3/4%             10-7/8%             10-3/4%             9-3/4%
                                Series B Senior     Series A Senior     Senior Deferred     Senior Sterling         Senior
                                Deferred Coupon     Deferred Coupon         Coupon          Deferred Coupon     Deferred Coupon
                                     Notes               Notes              Notes               Notes               Notes
Denomination                    $                   $                   $                   Pounds Sterling     $

Net Proceeds (in 000's).....    582,000             145,125             119,797             170,584             778,340
Issue Date..................    January 30, 1996    April 20, 1995      October 7, 1993     March 13, 1998      March 13, 1998
Issue Price (1).............    57.155%             53.995%             58.873%             58.62%              61.724%

Aggregate Principal Amount
  at Maturity (in 000's)....    1,050,000           277,803             212,000             300,000             1,300,000
Maturity Date...............    February 1, 2006    April 15, 2005      October 15, 2003    April 1, 2008       April 1, 2008
Yield or Interest Rate (2)..    11-1/2%             12-3/4%             10-7/8%             10-3/4%             9-3/4%

                                February 1 and      April 15 and        April 15 and        April 1 and         April 1 and
Interest or Dividend            August 1            October 15          October 15          October 1           October 1
  Payment Dates.............    from 8-1-01         from 10-15-00       From 4-15-99        from 10-1-2003      from 10-1-2003

Earliest Optional
  Redemption Date (4).......    February 1, 2001    April 15, 2000      October 15, 1998    April 1, 2003       April 1, 2003
Redemption                      105.75 (2001)       103.64 (2000)       103.107 (1998)      105.375 (2003)      104.875 (2003)
  Price (%)(5)..............    to 100 (2003)       to 100 (2002)        to 100 (2000)      to 100 (2006)       to 100 (2006)
Conversion Price (6)........    N/A                 N/A                 N/A                 N/A                 N/A
Senior/Subordinated.........    Senior              Senior              Senior              Senior              Senior



                                         (table continues on the following page)

                        NTL Incorporated and Subsidiaries


                                     7%
                                Convertible             9-1/2%              10%              Redeemable
                                Subordinated        Senior Sterling       Series B           Preferred
                                    Notes                Notes          Senior Notes           Stock
Denomination                    $                   Pounds Sterling     $                   $

Net Proceeds (in 000's).....    267,437             121,161             389,000             96,625
Issue Date..................    June 12, 1996       March 13, 1998      February 14, 1997   February 14, 1997
Issue Price(1)..............    100%                99.670%             100%                100%

Aggregate Principal Amount
  at Maturity (in 000's)....    275,000             125,000             400,000             100,000
Maturity Date...............    June 15, 2008       April 1, 2008       February 15, 2007   February 15, 2009
Yield or Interest Rate(2)...    7%                  9-1/2%              10%                 13%

                                June 15 and         April 1 and         February 15 and     May 15, August 15,
Interest or Dividend            December 15         October 1           August 15           November 15 and
  Payment Dates.............    from 12-15-96       from 10-1-98        from 8-15-97        February 15 from 5-15-97(3)
Earliest Optional
  Redemption Date(4)........    June 15, 1999       April 1, 2003       February 15, 2002   February 15, 2002
Redemption                      104.9 (1999)        104.75 (2003)       105 (2002)          106.5 (2002)
  Price(%)(5)...............    to 100 (2006)       to 100 (2006)       to 100 (2005)       to 100 (2005)
Conversion Price(6).........    37.875              N/A                 N/A                 N/A
Senior/Subordianted.........    Subordinated        Senior              Senior              N/A

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

                        NTL Incorporated and Subsidiaries


Pursuant to the terms of the Northern Ireland LDL, CableTel Northern Ireland Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years in the amount of approximately 14.4 million pounds sterling (subject to adjustments for inflation). The fee for 1998 is 14.95 million pounds sterling. CableTel Northern Ireland Limited began making monthly payments in January 1997. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. Pursuant to the terms of the Glamorgan and Gwent LDL, CableTel South Wales Limited (a wholly-owned subsidiary of the Company) is required to make annual cash payments to the ITC for fifteen years, commencing in January 1998, in the amount of 104,188 pounds sterling (subject to adjustment for inflation). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license.

The Company has significant capital requirements for the completion of its telephone, telecommunications and CATV network passed the total of 2,090,000 homes required by its regulatory build schedules, for its LDL payments and for scheduled cash interest and principal payments, as well as requirements for other capital expenditures. The Company expects to fund these requirements with cash and securities on hand, funds from the New Credit Facility and cash from operations. There can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (ii) conditions precedent to advances under the New Credit Facility will be satisfied when funds are required, (iii) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations as they fall due when required, (iv) the Company will be able to access such cash flow or (v) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

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

To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of its networks in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At March 31, 1998, the Company had approximately $772 million in pounds sterling cash and cash equivalents to reduce this risk. In addition, the Company's New Credit Facility and the pounds sterling denominated New Notes will also reduce this risk. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest payments on U.S. dollar denominated debt.

                        NTL Incorporated and Subsidiaries


The information in the preceding paragraphs does not include the impact of the proposed Partners acquisition. In addition, the information in the preceding paragraphs includes projections; in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include general economic and business conditions in the United Kingdom, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital. The failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligations to update these projections to reflect actual results, changes in assumptions or changes in other factors affecting such projections.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $16,605,000 and $13,435,000 in the three months ended March 31, 1998 and 1997, respectively. The increase in cash used in operating activities is primarily due to the $15,850,000 increase in cash paid for interest exclusive of amounts capitalized.

Purchases of fixed assets were $97,945,000 in 1998 and $120,585,000 in 1997 as a result of the continuing fixed asset purchases and construction in 1998.

Proceeds from borrowings, net of financing costs, of $1,332,902,000 in 1998 is comprised of the proceeds from the 9-1/2% Senior Sterling Notes, the 10-3/4% Senior Deferred Coupon Sterling Notes and the 9-3/4% Senior Deferred Coupon
Notes of $1,305,902,000 net of financing costs incurred of $38,788,000 and proceeds from borrowings under the New Credit Facility of $65,836,000 less $48,000 paid for financing costs. Principal payments of $65,836,000 represent the repayment of the New Credit Facility.

                        NTL Incorporated and Subsidiaries


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27. Financial Data Schedule

         (b)  Reports on Form 8-K

              During the quarter ended March 31, 1998, the Company filed the following current reports on Form 8-K:

              (i) Report dated February 5, 1998, reporting under Item 5, Other Events, the announcement that the Company had entered into an agreement and plan of amalgamation with Comcast UK Cable Partners Limited.

              (ii) Reported dated March 6, 1998, reporting under Item 5, Other Events, the announcement that the Company priced a concurrent offering of UK Sterling Senior Notes due 2008, UK Sterling Deferred Coupon Notes due 2008 and US Dollar Deferred Coupon Notes due 2008.

              (iii) Report dated March 18, 1998,  reporting  under Item 5, Other
                    Events, the announcement that the Company was calling for redemption all of its $191,750,000 principal amount of 7-1/4% Convertible Subordinated Notes due 2005.

              No financial statements were filed with any of these reports.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NTL INCORPORATED


Date:  May 13, 1998                  By: /s/ J. Barclay Knapp
                                        ----------------------------------------
                                          J. Barclay Knapp
                                          President, Chief Executive Officer and
                                          Chief Financial Officer



Date:  May 13, 1998                  By: /s/ Gregg Gorelick
                                        ----------------------------------------
                                          Gregg Gorelick
                                          Vice President-Controller
                                          (Principal Accounting Officer)