Form 10-Q
period 1998-06-30
NTL INC /DE/
filed 1998-08-14
CIK 906347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the issuer's common stock as of June 30, 1998 was 41,291,410.

                        NTL Incorporated and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997 ..............................   2

         Condensed Consolidated Statements of Operations -
         Three and six months ended June 30, 1998 and 1997 ................   3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Six months ended June 30, 1998 ....................   4

         Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1998 and 1997 ..........................   5

         Notes to Condensed Consolidated Financial Statements .............   6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...............................  14

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders ..............  25

Item 6.  Exhibits and Reports on Form 8-K .................................  25

SIGNATURES.................................................................  26
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                          JUNE 30,           DECEMBER 31,
                                                                            1998                 1997
                                                                     ------------------------------------
                                                                        (unaudited)           (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                         $   804,285,000      $    98,902,000
   Marketable securities                                                 116,475,000            4,998,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $13,161,000 (1998) and $8,056,000 (1997)                101,117,000           66,022,000
   Cash held in escrow                                                   218,587,000                    -
   Other                                                                  30,901,000           67,232,000
                                                                     ------------------------------------
Total current assets                                                   1,271,365,000          237,154,000

Fixed assets, net                                                      2,279,636,000        1,756,985,000
Intangible assets, net                                                   518,117,000          364,479,000
Other assets, net of accumulated amortization
   of $30,315,000 (1998) and $25,889,000 (1997)                           94,710,000           63,021,000
                                                                     ------------------------------------
Total assets                                                         $ 4,163,828,000      $ 2,421,639,000
                                                                     ====================================

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                                  $   107,833,000      $    45,475,000
   Accrued expenses and other                                            142,997,000          162,730,000
   Interest payable                                                       21,520,000           18,875,000
   Accrued construction costs                                             31,634,000           26,930,000
   Deferred revenue                                                       54,742,000           35,060,000
   Bank loan payable                                                     458,343,000                    -
   Current portion of long-term debt                                     205,583,000                    -
                                                                     ------------------------------------
Total current liabilities                                              1,022,652,000          289,070,000

Long-term debt                                                         3,020,012,000        2,015,057,000
Other                                                                        902,000              428,000
Commitments and contingent liabilities
Deferred income taxes                                                     70,695,000           70,218,000
Senior redeemable exchangeable preferred stock - $.01 par
   value, plus accreted dividends; liquidation preference
   $117,000,000; less unamortized discount of $3,289,000
   (1998) and $3,444,000 (1997); issued and outstanding
   117,000 (1998) and 110,000 (1997) shares                              116,086,000          108,534,000

Shareholders' (deficiency):
   Series preferred stock - $.01 par value; authorized
     2,500,000 shares; issued and outstanding none (1998) and
     780 shares (1997)                                                             -                    -
   Common stock - $.01 par value; authorized 100,000,000
     shares; issued and outstanding 41,291,000 (1998) and
     32,210,000 (1997) shares                                                413,000              322,000
   Additional paid-in capital                                            720,975,000          538,054,000
   Accumulated other comprehensive income                                127,119,000          117,008,000
   (Deficit)                                                            (915,026,000)        (717,052,000)
                                                                     ------------------------------------
                                                                         (66,519,000)         (61,668,000)
                                                                     ------------------------------------
Total liabilities and shareholders' (deficiency)                     $ 4,163,828,000      $ 2,421,639,000
                                                                     ====================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   JUNE 30                                 JUNE 30
                                                    ---------------------------------        ----------------------------------
                                                           1998               1997                 1998                1997
                                                    ---------------------------------        ----------------------------------

REVENUES
Local telecommunications and television             $   68,595,000      $  37,107,000        $  130,179,000      $   68,987,000
National and international telecommunications           51,648,000         43,197,000           102,660,000          83,782,000
Broadcast transmission and other                        33,474,000         32,174,000            66,892,000          64,287,000
Other telecommunications                                   597,000          2,344,000             2,375,000           4,583,000
                                                    ---------------------------------        ----------------------------------
                                                       154,314,000        114,822,000           302,106,000         221,639,000

COSTS AND EXPENSES
Operating expenses                                      78,021,000         70,495,000           155,354,000         141,251,000
Selling, general and administrative expenses            56,799,000         43,893,000           113,527,000          82,210,000
Franchise fees                                           6,311,000          5,888,000            12,506,000          11,760,000
Corporate expenses                                       4,137,000          4,944,000             7,779,000           9,042,000
Write-off of deferred costs                                      -          4,555,000                     -           4,555,000
Depreciation and amortization                           49,711,000         36,819,000            95,567,000          69,824,000
                                                    ---------------------------------        ----------------------------------
                                                       194,979,000        166,594,000           384,733,000         318,642,000
                                                    ---------------------------------        ----------------------------------
Operating (loss)                                       (40,665,000)       (51,772,000)          (82,627,000)        (97,003,000)

OTHER INCOME (EXPENSE)
Interest and other income                               18,335,000         10,812,000            23,478,000          18,213,000
Interest expense                                       (83,564,000)       (51,508,000)         (141,622,000)        (99,117,000)
Foreign currency transaction gains (losses)              1,592,000            125,000             2,797,000            (197,000)
                                                    ---------------------------------        ----------------------------------
(Loss) before income taxes                            (104,302,000)       (92,343,000)         (197,974,000)       (178,104,000)
Income tax benefit                                               -          4,669,000                     -           4,669,000
                                                    ---------------------------------        ----------------------------------
Net (loss)                                          $ (104,302,000)     $ (87,674,000)       $ (197,974,000)     $ (173,435,000)
                                                    =================================        ==================================
Basic and diluted net (loss) per common share       $        (2.80)     $       (2.84)       $        (5.79)     $        (5.56)
                                                    =================================        ==================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)

                                                                                                        ACCUMULATED
                                  SERIES           COMMON STOCK -        ADDITIONAL                        OTHER
                              PREFERRED STOCK      $.01 PAR VALUE         PAID-IN       COMPREHENSIVE  COMPREHENSIVE
                              SHARES     PAR     SHARES        PAR        CAPITAL          INCOME          INCOME       (DEFICIT)
                              -----------------------------------------------------------------------------------------------------

Balance, December 31, 1997     780      $ -    32,210,000   $322,000   $538,054,000                    $117,008,000   $(717,052,000)
Exercise of stock options                         162,000      1,000      3,370,000
Exercise of warrants                               11,000                   181,000
Accreted dividends on
   senior redeemable
   exchangeable preferred
   stock                                                                 (7,397,000)
Accretion of discount on
   senior redeemable
   exchangeable preferred
   stock                                                                   (155,000)
Conversion of 7-1/4%
   Convertible
   Subordinated Notes                           6,958,000     70,000    186,942,000
Conversion of Series
   Preferred Stock            (780)             1,950,000     20,000        (20,000)
Comprehensive income
Net loss for the six
   months ended
   June 30, 1998                                                                       $(197,974,000)                  (197,974,000)
Currency translation
   adjustment                                                                             10,111,000     10,111,000
                                                                                       -------------
        Total                                                                          $(187,863,000)
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 1998           -      $ -    41,291,000   $413,000   $720,975,000                    $127,119,000   $(915,026,000)
                              =====================================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                    ------------------------------------
                                                                           1998                 1997
                                                                    ------------------------------------
   Net cash provided by (used in) operating activities              $     7,716,000       $  (34,968,000)

   INVESTING ACTIVITIES
   Acquisition of subsidiary, net of cash acquired                     (443,844,000)                   -
   Purchase of fixed assets                                            (257,157,000)        (239,760,000)
   Payment of deferred purchase price                                             -          (57,166,000)
   Increase in other assets                                              (3,620,000)          (3,261,000)
   Proceeds from sale of assets                                           1,312,000                    -
   Purchase of marketable securities                                   (253,345,000)        (130,313,000)
   Proceeds from sales of marketable securities                         143,840,000           43,512,000
                                                                    ------------------------------------
   Net cash (used in) investing activities                             (812,814,000)        (386,988,000)

   FINANCING ACTIVITIES
   Proceeds from borrowings and sale of preferred stock,
      net of financing costs                                          1,784,890,000          497,542,000
   Principal payments                                                   (65,992,000)                   -
   Cash placed in escrow                                               (218,587,000)                   -
   Proceeds from exercise of stock options and warrants                   3,552,000              556,000
                                                                    ------------------------------------
   Net cash provided by financing activities                          1,503,863,000          498,098,000

   Effect of exchange rate changes on cash                                6,618,000           (8,961,000)
                                                                    ------------------------------------
   Increase in cash and cash equivalents                                705,383,000           67,181,000
   Cash and cash equivalents at beginning of period                      98,902,000          445,884,000
                                                                    ------------------------------------
   Cash and cash equivalents at end of period                       $   804,285,000       $  513,065,000
                                                                    ====================================

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
      amounts capitalized                                           $    36,765,000       $   24,162,000
   Income taxes paid                                                        136,000                    -

   SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on senior redeemable
      exchangeable preferred stock                                  $     7,552,000       $    5,039,000
   Conversion of Convertible Notes, net of unamortized
      deferred financing costs of $4,738,000                            187,012,000                    -



See accompanying notes.

                        NTL Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In March 1998, the Company issued debt denominated in British pounds sterling. Interest expense has been translated using the average exchange rate for the period and the debt balance has been translated using the current exchange rate at the balance sheet date. Foreign currency gains and losses arising from exchange rate fluctuations are included in the results of operations.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive loss for the three months ended June 30, 1998 and 1997 was $(112,516,000) and $(61,295,000), respectively.
Comprehensive loss for the six months ended June 30, 1998 and 1997 was $(187,863,000) and $(210,193,000), respectively.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE B - COMTEL ACQUISITION AND BANK LOAN PAYABLE

In June 1998, the Company entered into an acquisition agreement (the "ComTel Agreement") with Vision Networks III B.V., a wholly owned subsidiary of Royal PTT Nederland NV (KPN), for the acquisition of the operations of ComTel Limited and Telecential Communications (collectively, "ComTel"). Under the ComTel Agreement, the Company will acquire ComTel for a total of 550 million pounds sterling in two stages. In the first stage, the Company acquired certain of the ComTel properties for 275 million pounds sterling in cash. In the second stage, upon the completion of certain corporate reorganizations within ComTel, the Company will acquire the remaining ComTel properties for 200 million pounds sterling in cash and 75 million pounds sterling in a new NTL PIK Preferred Stock (the "PIK Preferred Stock"). The PIK Preferred Stock will have a pay-in-kind coupon of 9.9%, will mature in 2008, and is redeemable within 15 months for common stock valued at market, new NTL convertible preferred securities, or cash. The Company financed the cash portion of the first stage of the transaction through a bank loan, completed through an amendment to the Company's existing bank facility with the Chase Manhattan Bank.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - COMTEL ACQUISITION AND BANK LOAN PAYABLE (CONTINUED)

The bank loan payable of 275 million pounds sterling ($458.3 million) incurs interest payable either monthly, quarterly or semiannually at LIBOR plus 3% per annum increasing by .25% per annum each month beginning in September 1998 to a maximum of 4% per annum. The Company may borrow an additional 200 million pounds sterling on or before January 31, 1999, subject to extension to March 31, 1999, for the cash portion of the second stage of the ComTel acquisition. The fee to the bank for this commitment is 3% per annum payable quarterly in arrears. The bank loan is required to be repaid on January 31, 1999, subject to extension to June 30, 1999.

The ComTel acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values, which are subject to further adjustment based upon appraisals and other analyses. The purchase price of 275 million pounds sterling plus costs incurred of 1.4 million pounds sterling (an aggregate of 276.4 million pounds sterling ($460.6 million)) exceeded the estimated fair value of the net tangible assets acquired by 100.5 million pounds sterling ($167.5 million), which is classified as license acquisition costs.

The pro forma unaudited consolidated results of operations for the six months ended June 30, 1998 and 1997 assuming consummation of the completed portion of the ComTel acquisition as of the beginning of the periods are as follows:

                                                    SIX MONTHS ENDED
                                                        JUNE 30
                                            -------------------------------
                                                 1998              1997
                                            -------------------------------

   Total revenue                            $ 321,202,000     $ 235,859,000
   Net (loss)                                (223,395,000)     (194,371,000)
   Basic and diluted net (loss)
     per common share                               (6.51)            (6.21)

NOTE C - PENDING ACQUISITIONS

In February 1998, the Company entered into an agreement and plan of amalgamation (the "Partners Agreement") with Comcast UK Cable Partners Limited ("Partners"). Under the Partners Agreement, Partners' shareholders will receive 0.3745 shares of the Company's Common Stock for each share of Partners Common Stock. Based on the closing price of the Company's Common Stock on the date of the Partners Agreement, the transaction is valued at approximately $600 million. The Partners Agreement contains provisions such that if the purchase price per Partners share falls below $10.00, Partners has the right to terminate the transaction, subject to the Company's right to adjust the exchange ratio such that Partners' shareholders would receive $10.00 for each Partners share. Under certain circumstances, the consideration payable to Partners' shareholders may be adjusted based on the proceeds of the potential exercise by a third party of certain purchase rights with respect to Partners' interests in the London and Birmingham franchises. Completion of the transaction is subject to a number of

                       NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - PENDING ACQUISITIONS (CONTINUED)

closing conditions including regulatory approvals, shareholder approvals and consents from the holders of the Company's and Partners' debt.

In June 1998, the Company entered into an acquisition agreement (the "Diamond Agreement") with Diamond Cable Communications, plc ("Diamond"). Under the Diamond Agreement, Diamond shareholders will receive 0.25 shares of NTL Common Stock for each Diamond Ordinary Share. Diamond has approximately 60.7 million fully diluted shares outstanding, and the total consideration for the transaction will be approximately 15.2 million NTL shares. Based on the closing price of the Company's Common Stock on the date of the Diamond Agreement, the purchase price implies a total Diamond equity value of approximately $630 million. The Diamond Agreement contains provisions such that if the Company's stock price exceeds $52 per share for a measuring period prior to closing (the "Cap"), the number of the Company's shares issued to Diamond will be decreased such that the consideration for four Diamond shares will not exceed $52. In the event that the transaction is not closed within four months, the Cap will be increased by $0.50, and an additional $0.50 per month thereafter until closing. The Diamond Agreement also contains provisions such that if the Company's stock price falls below $36 per share for a measuring period prior to closing, Diamond has the right to terminate the transaction, subject to the Company's right to adjust the exchange ratio such that the consideration will be $36 for four Diamond shares. As of March 31, 1998, Diamond had total debt of approximately $1.3 billion, which is expected to remain outstanding, and cash of approximately $414 million. The closing of the Diamond Agreement is subject to shareholder approval, bond consents and customary closing conditions.

NOTE D - FIXED ASSETS

Fixed assets consist of:
                                        JUNE 30,              DECEMBER 31,
                                          1998                    1997
                                    ---------------------------------------
                                       (unaudited)

     Operating equipment            $ 2,001,302,000         $ 1,612,440,000
     Other equipment                    276,570,000             225,514,000
     Construction-in-progress           294,217,000             134,795,000
                                    ---------------------------------------
                                      2,572,089,000           1,972,749,000
     Accumulated depreciation          (292,453,000)           (215,764,000)
                                    ---------------------------------------
                                    $ 2,279,636,000         $ 1,756,985,000
                                    =======================================

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE E - INTANGIBLE ASSETS

Intangible assets consists of:
                                                    JUNE 30,       DECEMBER 31,
                                                      1998            1997
                                                 ------------------------------
                                                   (unaudited)
License acquisition costs, net of
   accumulated amortization of $53,949,000
   (1998) and $46,620,000 (1997)                 $ 283,376,000    $ 123,116,000
Goodwill, net of accumulated amortization of
   $22,368,000 (1998) and $13,449,000 (1997)       234,741,000      241,363,000
                                                 ------------------------------
                                                 $ 518,117,000    $ 364,479,000
                                                 ==============================

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                          JUNE 30,           DECEMBER 31,
                                                            1998                 1997
                                                     ------------------------------------
                                                        (unaudited)

10-7/8% Senior Deferred Coupon Notes                 $   205,583,000      $   194,959,000
12-3/4% Series A Senior Deferred Coupon Notes            222,736,000          209,387,000
11-1/2% Series B Senior Deferred Coupon Notes            786,739,000          743,961,000
10% Series B Senior Notes                                400,000,000          400,000,000
9-1/2% Senior Sterling Notes, less unamortized
   discount of $671,000                                  207,666,000                    -
10-3/4% Senior Deferred Coupon Sterling Notes            302,441,000                    -
9-3/4% Senior Deferred Coupon Notes                      825,430,000                    -
7-1/4% Convertible Subordinated Notes                              -          191,750,000
7% Convertible Subordinated Notes                        275,000,000          275,000,000
                                                     ------------------------------------
                                                       3,225,595,000        2,015,057,000
Less current portion                                     205,583,000                    -
                                                     ------------------------------------
                                                     $ 3,020,012,000      $ 2,015,057,000
                                                     ====================================


In June 1998, the Company announced that it had provided to the Trustee of its 10-7/8% Senior Deferred Coupon Notes due 2003 a notice that it will redeem the 10-7/8% Notes on October 15, 1998. Pending such redemption, the Company has deposited in trust with the Trustee an amount equal to approximately $218.6 million to pay the redemption price (including principal) on the 10-7/8% Notes. In July 1998, the Company redeemed a portion of the 10-7/8% Notes with an accreted value of $62.2 million for cash of $65 million. The Company recorded an extraordinary loss from the early extinguishment of this portion of the 10-7/8% Notes of approximately $4.3 million in the third quarter of 1998.

In March 1998, the Company called for redemption all of its $191,750,000 principal amount 7-1/4% Convertible Subordinated Notes due 2005. The redemption date was April 20, 1998, at a redemption price of 105.08% of the principal amount plus accrued and unpaid interest through

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE F - LONG-TERM DEBT (CONTINUED)

the date of redemption. The 7-1/4% Notes were convertible into Common Stock at a conversion price of $27.56 per share. In April 1998, all of the 7-1/4% Notes were converted into approximately 6,958,000 shares of the Company's Common Stock.

In March 1998, the Company issued 125 million pounds sterling aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), 300 million pounds sterling aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1.3 billion aggregate principal amount of 9-3/4% Senior Deferred Coupon Notes due 2008 (the "Dollar Deferred Coupon Notes") (together the "New Notes"). The Sterling Senior Notes, Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes were issued at a price to the public of 99.67% or 124.6 million pounds sterling, 58.62% or 175.9 million pounds sterling and 61.724% or $802.4 million, respectively. The Company received net proceeds of 121.2 million pounds sterling, 170.6 million pounds sterling and $778.3 million, after discounts and commissions, from the issuance of the Sterling Senior Notes, the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes, respectively. The aggregate of the discounts, commissions and other fees incurred of $39.5 million is included in deferred financing costs.

The original issue discount of the Sterling Deferred Coupon Notes accretes at a rate of 10-3/4%, compounded semiannually, to an aggregate principal amount of 300 million pounds sterling by April 1, 2003. The original issue discount of the Dollar Deferred Coupon Notes accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of $1.3 billion by April 1, 2003. Interest on each of the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes will thereafter accrue at 10-3/4% per annum and 9-3/4% per annum, respectively, payable semiannually, beginning on October 1, 2003. The Sterling Senior Notes accrue interest at 9-1/2% per annum, payable semiannually, beginning on October 1, 1998.

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

NOTE G - CONVERSION OF SERIES PREFERRED STOCK

In May 1998, the 780 outstanding shares of 5% Non-Voting Convertible Preferred Stock, Series A were converted into 1,950,000 shares of Common Stock.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE H - GRANT OF STOCK OPTIONS

In March 1998, options to purchase approximately 7,800,000 shares of Common Stock were granted to officers, non-employee directors and employees at an exercise price of $36.50 per share. Officers and senior management employees were granted options to purchase 3,260,000 shares and 2,765,000 shares, respectively. These employees will not be granted any further options in 1998 to 2001 inclusive. These options will vest beginning January 1, 1999 through January 1, 2004. The non-employee directors were granted options to purchase an aggregate of 450,000 shares which vest on the same schedule. Supervisory employees were granted options to purchase an aggregate of approximately 1,000,000 shares which are exercisable as to 20% of the shares subject thereto on the date of grant and an additional 20% each January 1 thereafter, while the optionee remains an employee of the Company. Finally, each employee who is not included in the groups described above and who has at least one year of service as of March 1, 1998 was granted an option to purchase 100 shares which are exercisable on a 20% per year schedule.

Beginning in March 1998 and in each year thereafter, each employee who is not otherwise granted options and has completed at least one year of employment will be granted an option to purchase 100 shares of the Company's Common Stock each year. The exercise price for these options will be equal to the closing price of the Company's Common Stock on the date of issuance, and these options will vest on a 20% per year schedule. It is anticipated that approximately 1,850,000 options will be granted each year in 1999, 2000 and 2001 to supervisory and other employees.

NOTE I - RESTRUCTURING CHARGES

In September 1997, the Company announced a reorganization of certain of its operations. Restructuring costs of $15,629,000 were recorded in September 1997 consisting of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of June 30, 1998, $7,620,000 of the provision has been used.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE J - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                          THREE MONTHS ENDED JUNE 30                  SIX MONTHS ENDED JUNE 30
                                                     -----------------------------------------------------------------------------
                                                           1998                1997                   1998                1997
                                                     -----------------------------------------------------------------------------

Numerator:
Net loss                                             $ (104,302,000)     $ (87,674,000)         $ (197,974,000)     $ (173,435,000)
Preferred stock dividend                                 (3,759,000)        (3,342,000)             (7,397,000)         (5,039,000)
                                                     -----------------------------------------------------------------------------
Loss available to common shareholders                $ (108,061,000)     $ (91,016,000)         $ (205,371,000)     $ (178,474,000)
                                                     -----------------------------------------------------------------------------

Denominator for basic net loss per common share          38,611,000         32,097,000              35,448,000          32,091,000
Effect of dilutive securities                                     -                  -                       -                   -
                                                     -----------------------------------------------------------------------------
Denominator for diluted net loss per common share        38,611,000         32,097,000              35,448,000          32,091,000
                                                     -----------------------------------------------------------------------------

Basic and diluted net loss per common share          $        (2.80)     $       (2.84)         $        (5.79)     $        (5.56)
                                                     =============================================================================


The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1998, the Company was committed to pay approximately $110,800,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television ("CATV"), telephone and telecommunications business. The initial terms of the Company's licenses was 15 or 23 years for the DTI licenses and 15 years for the ITC licenses. The Company's licenses expire in 2005 to 2016 for the DTI licenses and 1999 to 2005 for the ITC licenses. The DTI requires a fixed annual renewal fee of 2,500 pounds sterling ($4,200) per license. The ITC requires an annual license fee ranging from 1,300 pounds sterling ($2,200) to 7,900 pounds sterling ($13,000) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The provision of the Company's transmission and distribution services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. The Company holds five licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2021. The Company holds a number of Wireless Telegraphy Act licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The Company's license fees paid in the six months ended June 30, 1998 were $742,000.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately 14,400,000 pounds sterling ($24,000,000) (subject to adjustments for inflation). The fee for 1998 is 14,951,661 pounds sterling. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. The Company paid $12,420,000 in the six months ended June 30, 1998.

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in January 1998, in the amount of 104,188 pounds sterling ($174,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license. The Company paid $86,000 in the six months ended June 30, 1998.

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

                        NTL Incorporated and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network. The following table does not include any data from the Company's recently announced acquisitions.


=======================================================================================================
|                                    NEWLY CONSTRUCTED DUAL NETWORK                                   |
|=====================================================================================================|
|                                                JUNE 30,           DECEMBER 31,         JUNE 30,     |
|                                                  1998                1997                1997       |
|-----------------------------------------------------------------------------------------------------|
|    Homes passed (1)                           1,134,300           1,007,000            907,000      |
|-----------------------------------------------------------------------------------------------------|
|    Homes marketed                               957,900             810,000            669,700      |
|-----------------------------------------------------------------------------------------------------|
|    Homes marketed (as % of homes passed)             84%                 80%                74%     |
|-----------------------------------------------------------------------------------------------------|
|    Total customers                              389,200             321,300            242,700      |
|-----------------------------------------------------------------------------------------------------|
|         Dual                                    354,200             287,200            209,000      |
|-----------------------------------------------------------------------------------------------------|
|         Telephone-only                           14,900              15,300             14,900      |
|-----------------------------------------------------------------------------------------------------|
|         CATV-only                                20,100              18,800             18,800      |
|-----------------------------------------------------------------------------------------------------|
|    Total RGUs (2)                               743,400             608,500            451,700      |
|-----------------------------------------------------------------------------------------------------|
|    Customer penetration                              41%                 40%                36%     |
|-----------------------------------------------------------------------------------------------------|
|    RGU penetration (3)                               78%                 75%                67%     |
|-----------------------------------------------------------------------------------------------------|
|    Telephone penetration                             39%                 37%                33%     |
|-----------------------------------------------------------------------------------------------------|
|    CATV penetration                                  39%                 38%                34%     |
=======================================================================================================


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

                        NTL Incorporated and Subsidiaries


                              RESULTS OF OPERATIONS

As a result of the completion of the first stage of the acquisition of ComTel in June 1998, the Company consolidated the results of operations of certain acquired businesses from the date of acquisition. The results of operations of the acquired businesses subsequent to the date of acquisition did not significantly impact the consolidated results. The results of the acquired businesses are not included in the 1997 results.

Three Months Ended June 30, 1998 and 1997
-----------------------------------------

Local telecommunications and television revenues increased to $68,595,000 from $37,107,000 as a result of customer growth that increased the Company's current revenue stream. The Company expects customer growth to continue to increase which will drive further revenue growth as the Company completes the construction of its dual service network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $51,648,000 from $43,197,000 as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects business telecommunications and Internet services customer growth to continue to increase which will drive further revenue growth. The Company is expanding its selling and marketing effort to business customers and for Internet services in its completed network and the Company has not yet completed the construction of its dual service network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

Broadcast transmission and other revenues increased to $33,474,000 from $32,174,000 primarily due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services.

Other revenues decreased primarily due to the sale of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to CoreComm Incorporated during 1998.

Operating expenses increased to $78,021,000 from $70,495,000 primarily as a result of increases in interconnection costs and programming costs due to customer growth.

Selling, general and administrative expenses increased to $56,799,000 from $43,893,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base.

                        NTL Incorporated and Subsidiaries


Franchise fees increased to $6,311,000 from $5,888,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

Corporate expenses decreased to $4,137,000 from $4,944,000 primarily due to certain OCOM personnel no longer being classified as corporate. The 1998 and 1997 amounts include $463,000 of non-cash expense related to non-compete agreements.

Write-off of deferred costs of $4,555,000 in 1997 relate to the Company's unsuccessful bid for Digital Terrestrial Television multiplex licenses.

Depreciation and amortization expense increased to $49,711,000 from $36,819,000 primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $83,564,000 from $51,508,000 due to the issuance of the New Notes and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $18,381,000 and $22,078,000 was paid in the three months ended June 30, 1998 and 1997, respectively.

Foreign currency transaction gains increased to $1,592,000 from $125,000 due to favorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

Local telecommunications and television revenues increased to $130,179,000 from $68,987,000 as a result of customer growth that increased the Company's current revenue stream. The Company expects customer growth to continue to increase which will drive further revenue growth as the Company completes the construction of its dual service network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $102,660,000 from $83,782,000 as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects business telecommunications and Internet services customer growth to continue to increase which will drive further revenue growth. The Company is expanding its selling and marketing effort to business customers and for Internet services in its completed network and the Company has not yet completed the construction of its dual service network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

                        NTL Incorporated and Subsidiaries


Broadcast transmission and other revenues increased to $66,892,000 from $64,287,000 primarily due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services.

Other revenues decreased primarily due to the sale of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to CoreComm Incorporated during 1998.

Operating expenses increased to $155,354,000 from $141,251,000 primarily as a result of increases in interconnection costs and programming costs due to customer growth.

Selling, general and administrative expenses increased to $113,527,000 from $82,210,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base.

Franchise fees increased to $12,506,000 from $11,760,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

Corporate expenses decreased to $7,779,000 from $9,042,000 primarily due to certain OCOM personnel no longer being classified as corporate. The 1998 and 1997 amounts include $926,000 of non-cash expense related to non-compete agreements.

Write-off of deferred costs of $4,555,000 in 1997 relate to the Company's unsuccessful bid for Digital Terrestrial Television multiplex licenses.

Depreciation and amortization expense increased to $95,567,000 from $69,824,000 primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $141,622,000 from $99,117,000 due to the issuance of the New Notes and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $39,658,000 and $26,954,000 was paid in the six months ended June 30, 1998 and 1997, respectively.

Foreign currency transaction gains (losses) increased to gains of $2,797,000 from losses of $197,000 due to favorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling.

                        NTL Incorporated and Subsidiaries


                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications and CATV customers to the networks, for other capital expenditures, as well as for cash interest payments. Based on the information currently available, the Company estimates that, from July 1, 1998 through June 30, 1999, these requirements will aggregate approximately 450 million pounds sterling (approximately $740 million). The Company intends to fund its requirements from cash, cash equivalents and marketable securities on hand of $920 million as of June 30, 1998. The Company's commitments for equipment and services at June 30, 1998 of approximately $111 million are included in the anticipated requirements.

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

In June 1998, the Company announced that it had provided to the Trustee of its 10-7/8% Senior Deferred Coupon Notes due 2003 a notice that it will redeem the 10-7/8% Notes on October 15, 1998. Pending such redemption, the Company has deposited in trust with the Trustee an amount equal to approximately $218.6 million to pay the redemption price (including principal) on the 10-7/8% Notes. In July 1998, the Company redeemed a portion of the 10-7/8% Notes with an accreted value of $62.2 million for cash of $65 million. The Company recorded an extraordinary loss from the early extinguishment of this portion of the 10-7/8% Notes of approximately $4.3 million in the third quarter of 1998.

                        NTL Incorporated and Subsidiaries


In June 1998, the Company entered into an acquisition agreement (the "ComTel Agreement") with Vision Networks III B.V., a wholly-owned subsidiary of Royal PTT Nederland NV (KPN), for the acquisition of the operations of ComTel Limited and Telecential Communications (collectively, "ComTel"). Under the ComTel Agreement, the Company will acquire ComTel for a total of 550 million pounds sterling in two stages. In the first stage, the Company acquired certain of the ComTel properties for 275 million pounds sterling in cash. In the second stage, upon the completion of certain corporate reorganizations within ComTel, the Company will acquire the remaining ComTel properties for 200 million pounds sterling in cash and 75 million pounds sterling in a new NTL PIK Preferred Stock.

In 1997, NTL (UK) Group, Inc., a wholly-owned subsidiary of the Company, which is the holding company for its United Kingdom operations and the parent company of NTLIH, and NTLIH entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite a term loan facility. In June 1998, the Company entered into an amendment to this term loan facility and borrowed 275 million pounds sterling ($458 million) for the first stage of the ComTel acquisition. The term loan incurs interest payable either monthly, quarterly or semiannually at LIBOR plus 3% per annum increasing by .25% per annum each month beginning in September 1998 to a maximum of 4% per annum. The Company may borrow an additional 200 million pounds sterling on or before January 31, 1999, subject to extension to March 31, 1999, for the cash portion of the second stage of the ComTel acquisition. The fee to the bank for this commitment is 3% per annum payable quarterly in arrears. The term loan is required to be repaid on January 31, 1999, subject to extension to June 30, 1999.

Chase has committed to make available to the Company a 480 million pounds sterling senior secured credit facility upon the repayment in full of the amount borrowed for the ComTel acquisition and subject to the renegotiation of the term loan facility structure and pricing.

The Company is highly leveraged. The accreted value at June 30, 1998 of the Company's total long-term indebtedness (including the Redeemable Preferred Stock) is approximately $3.1 billion, representing approximately 102% of total capitalization. The following table summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company.

                        NTL Incorporated and Subsidiaries


                                       11-1/2%              12-3/4%                               10-3/4%
                                   Series B Senior      Series A Senior         10-7/8%        Senior Sterling          9-3/4%
                                   Deferred Coupon      Deferred Coupon     Senior Deferred    Deferred Coupon     Senior Deferred
                                        Notes               Notes            Coupon Notes           Notes            Coupon Notes
Denomination                             $                    $                   $            Pounds Sterling            $
                                                                              (See Note)
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

Earliest Optional
  Redemption Date (4).......       February 1, 2001    April 15, 2000      October 15, 1998    April 1, 2003       April 1, 2003

                                   105.75 (2001) to    103.64 (2000) to    103.107 (1998) to   105.375 (2003) to   104.875 (2003) to
Redemption Price (%)(5).....       100 (2003)          100 (2002)          100 (2000)          100 (2006)          100 (2006)
Conversion Price (6)........       N/A                 N/A                 N/A                 N/A                 N/A
Senior/Subordinated.........       Senior              Senior              Senior              Senior              Senior


                                         (Table continues on the following page)

Note: The Company will redeem the 10-7/8% Notes on October 15, 1998 at an aggregate redemption price of approximately $219 million. The Company has deposited this amount in trust with the Trustee

                        NTL Incorporated and Subsidiaries

                                        7%
                                    Convertible            9-1/2%                 10%              Redeemable
                                   Subordinated        Senior Sterling         Series B            Preferred
                                       Notes                Notes            Senior Notes            Stock
Denomination                             $             Pounds Sterling            $                  $

Net Proceeds (in 000's).....       267,437             121,161             389,000               96,625
Issue Date..................       June 12, 1996       March 13, 1998      February 14, 1997     February 14, 1997
Issue Price (1).............       100%                99.670%             100%                  100%

Aggregate Principal Amount
  at Maturity (in 000's)....       275,000             125,000             400,000               100,000
Maturity Date...............       June 15, 2008       April 1, 2008       February 15, 2007     February 15, 2009
Yield or Interest Rate (2)..       7%                  9-1/2%              10%                   13%

Interest or Dividend               June 15 and         April 1 and         February 15 and       May 15, August 15,
  Payment                          December 15         October 1           August 15             November 15 and February 15
  Dates.....................       from 12-15-96       from 10-1-98        from 8-15-97          from 5-15-97 (3)

Earliest Optional
  Redemption Date (4).......       June 15, 1999       April 1, 2003       February 15, 2002     February 15, 2002

                                   104.9 (1999) to     104.75 (2003) to    105 (2002) to         106.5 (2002) to
Redemption Price (%)(5).....       100 (2006)          100 (2006)          100 (2005)            100 (2005)
Conversion Price (6)........       37.875              N/A                 N/A                   N/A
Senior/Subordinated.........       Subordinated        Senior              Senior                N/A


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

In February 1998, the Company entered into an agreement and plan of amalgamation to acquire Comcast UK Cable Partners Limited ("Partners"). In June 1998, the Company entered into an acquisition agreement to acquire Diamond Cable Communications plc ("Diamond"). Both of these acquisitions are in exchange for the Company's Common Stock. Completion of both of these transactions is subject to, among other things, shareholder approvals and consents from debt holders.

The development, construction and operations of the combined telecommunications networks of the Company, ComTel, Partners and Diamond will require substantial capital. In addition, the Company will require significant amounts of capital to finance the other capital expenditures and other obligations of its current and future subsidiaries. The Company intends to fund a portion of these requirements from cash and securities on hand and cash from operations. However, the Company's management estimates that additional funding will be necessary to meet these requirements. There can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (ii) additional financing will be obtained or will be available on acceptable terms,
(iii) conditions precedent to advances under future credit facilities will be satisfied when funds are required, (iv) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (v) the Company will be able to access such cash flow or (vi) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

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

                        NTL Incorporated and Subsidiaries


To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of its networks in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At June 30, 1998, the Company had approximately $658 million in pounds sterling cash and cash equivalents to reduce this risk. In addition, the Company's pounds sterling denominated New Notes will also reduce this risk. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of 1 pound sterling to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for its U.S. dollar denominated debt and anticipated amounts of parent company expenses.

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

                        NTL Incorporated and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by operating activities was $7,716,000 and cash used in operating activities was $34,968,000 in the six months ended June 30, 1998 and 1997, respectively. The change is primarily due to changes in operating assets and liabilities.

Purchases of fixed assets were $257,157,000 in 1998 and $239,760,000 in 1997 as a result of the continuing fixed asset purchases and construction in 1998.

Proceeds from borrowings, net of financing costs, of $1,784,890,000 in 1998 is comprised of the proceeds from the 9-1/2% Senior Sterling Notes, the 10-3/4% Senior Deferred Coupon Sterling Notes and the 9-3/4% Senior Deferred Coupon
Notes of $1,305,902,000 net of financing costs incurred of $39,481,000 and proceeds from borrowings under the bank loan of $519,687,000 less $1,218,000 paid for financing costs. Principal payments of $65,992,000 represent the repayment of borrowings under the bank loan.

                        NTL Incorporated and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 3, 1998, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of Sidney R. Knafel, Ted H. McCourtney and Del Mintz to the Board of Directors and (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1998.

          The stockholders approved the election of Sidney R. Knafel by a vote of 31,159,555 shares in favor and 31,496 shares withheld from voting. The stockholders approved the election of Ted H. McCourtney by a vote of 31,174,155 shares in favor and 16,896 shares withheld from voting. The stockholders approved the election of Del Mintz by a vote of 31,171,973 shares in favor and 19,078 shares withheld from voting. The stockholders approved the second proposal by a vote of 31,171,727 shares in favor, 12,925 shares against and 6,399 shares abstaining from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 1998, the Company filed the following current reports on Form 8-K:

          (i) Report dated May 29, 1998, reporting under Item 5, Other Events, the announcement that the Company had filed confidential preliminary proxy materials with the Securities and Exchange Commission, and had entered into an amendment to its previously announced Amalgamation Agreement with Comcast UK Cable Partners Ltd.

          (ii) Report dated June 16, 1998, reporting under Item 5, Other Events, the announcement that the Company had entered into an acquisition agreement with Vision Networks III B.V., a wholly owned subsidiary of Royal PTT Nederland NV (KPN), for the acquisition of the operations of ComTel Limited and Telecential Communications. The Company also announced that it had entered into an acquisition agreement with Diamond Cable Communications plc. The Company also announced that it had provided to the Trustee of its 10-7/8% Senior Deferred Coupon Notes due 2003 a notice that it will redeem the Notes on October 15, 1998.

          No financial statements were filed with any of these reports.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NTL INCORPORATED


Date:  August 12, 1998                 By: /s/ J. Barclay Knapp
                                          --------------------------------------
                                          J. Barclay Knapp
                                          President, Chief Executive Officer and
                                             Chief Financial Officer



Date: August 12, 1998                  By: /s/ Gregg Gorelick
                                          --------------------------------------
                                          Gregg Gorelick
                                          Vice President-Controller
                                          (Principal Accounting Officer)