Form 10-K/A
period 1997-12-31
NTL INC /DE/
filed 1998-10-13
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M 10-K/A-1
(Mark One)

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

                                TABLE OF CONTENTS
                                                                         Page
PART I
------

Item 1   Business.....................................................     1 *

Item 2   Properties...................................................    46 *

Item 3   Legal Proceedings............................................    46 *

Item 4   Submission of Matters to a Vote of Stockholders..............    46 *

PART II
-------

Item 5   Market for the Registrant's Common Stock and Related
         Stockholder Matters..........................................    47 *

Item 6   Selected Financial Data......................................    48 *

Item 7   Management's Discussion and Analysis of Results of
         Operations and Financial Condition...........................    49

Item 7A  Quantitative and Qualitative Disclosure About Market Risk....    57 *

Item 8   Financial Statements and Supplementary Data..................    58 *

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................    58 *

PART III
--------

Items 10, 11, 12, 13..................................................    59 *

PART IV
-------

Item 14  Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..........................................    59 *

Exhibit Index.........................................................    60 *

Signatures............................................................    70 *

Index to Financial Statements.........................................   F-1


The Annual Report on Form 10-K of NTL Incorporated for the fiscal year ended December 31, 1997 is being amended by this Form 10-K/A-1 for the following reasons: (1) to add information to the Results of Operations section of Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, (2) to add information to Note 3 of the Notes to Consolidated Financial Statements in Item 14 and (3) to add information to Note 9 of the Notes to Consolidated Financial Statements in Item 14.

*  Previously filed

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NTL INCORPORATED


                                        By: /s/ Gregg Gorelick
Dated:  October 12, 1998                --------------------------------------
                                        Name:   Gregg Gorelick
                                        Title:  Vice President-Controller

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

     National  and  international   telecommunications   revenues  increased  to
$162,738,000 from $45,430,000 as a result of the acquisition of NTL Group Limited in May 1996, plus the new site acquisition, installation, design and construction projects and additional site sharing revenue in 1997. The Company expects that site acquisition, installation, design and construction projects and site sharing will not drive revenue growth in national and international telecommunications in the future. Instead, the Company expects Internet services revenues and carrier services revenues to increase due to customer growth and an expanded selling and marketing effort.

     Broadcast transmission and other revenues increased to $130,799,000 from $83,618,000 as a result of the acquisition of NTL Group Limited in May 1996, plus the revenues from NTL Group Limited's ten-year contract to broadcast Channel 5 in the United Kingdom which commenced in 1997. The Company expects that increases in broadcast television and FM radio customers and accounts will result in revenue increases that exceed price cap reductions in the Company's regulated services.

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

     Nonrecurring charges of $20,642,000 in 1997 include restructuring costs of $15,629,000 and deferred costs written-off of $5,013,000. The deferred costs written-off arose in connection with the Company's unsuccessful bid for DTT multiplex licenses. Restucturing costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. The Company is consolidating the Customer Operations departments that serve its three franchise areas in England into one department and is consolidating certain operations and management groups within the Broadcast Services division, as well as certain other consolidations or cessation of activities. This charge consisted of employee severance and related benefit costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. The entire $15,629,000 restructuring charge will require a cash outlay which will be funded using cash on hand. The consolidations are expected to be completed in 12 months, the lease exit costs are for leases that extend over a number of years and the contract cancellations are expected to be completed in 12 months. As of December 31, 1997, $5,441,000 of the provision has been used, including $2,916,000 for severance and related benefit costs, $324,000 for lease exit costs and $2,201,000 for penalties associated with the cancellation of contractual obligations, and 118 employees had been terminated. There was no other adjustment to the liability.

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

                        NTL Incorporated and Subsidiaries
           Consolidated Statement of Shareholders' Equity (Deficiency)


                                           SERIES               COMMON STOCK -
                                       PREFERRED STOCK         $.01 PAR VALUE        ADDITIONAL      CUMULATIVE
                                      ------------------   ----------------------     PAID-IN        TRANSLATION
                                       SHARES     PAR        SHARES        PAR        CAPITAL        ADJUSTMENT       (DEFICIT)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1994                                 22,635,000   $ 226,000   $ 462,197,000   $ 12,867,000    $ (38,756,000)
Exercise of stock options                                      20,000       1,000         101,000
Stock split                                                 7,547,000      75,000         (75,000)
Net loss for the year ended
   December 31, 1995                                                                                                  (90,785,000)
Currency translation adjustment                                                                       (6,594,000)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1995                                 30,202,000     302,000     462,223,000      6,273,000     (129,541,000)
Exercise of stock options                                     396,000       4,000       1,362,000
Exercise of warrants                                           53,000       1,000         298,000
Issuance of warrants in connection
   with consent solicitations                                                           1,641,000
Shares issued for acquisitions        780       $  -        1,415,000      14,000      83,123,000
Net loss for the year ended
   December 31, 1996                                                                                                 (254,454,000)
Currency translation adjustment                                                                      156,868,000
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1996            780          -       32,066,000     321,000     548,647,000    163,141,000     (383,995,000)
Exercise of stock options                                     119,000       1,000       1,532,000
Exercise of warrants                                           25,000                     138,000
Accreted dividends on senior
   redeemable exchangeable
   preferred stock                                                                    (11,978,000)
Accretion of discount on senior
   redeemable exchangeable
   preferred stock                                                                       (285,000)
Net loss for the year ended
   December 31, 1997                                                                                                 (333,057,000)
Currency translation adjustment                                                                      (46,133,000)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1997            780       $  -       32,210,000   $ 322,000    $538,054,000   $117,008,000    $(717,052,000)
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

SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998. The Company is currently evaluating the effect that the adoption will have on its financial statements.

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

as well as certain other consolidations or cessations of activities. This charge consisted of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of December 31, 1997, $5,441,000 of the provision has been used, including $2,916,000 for severance and related costs, $324,000 for lease exit costs and $2,201,000 for penalties associated with the cancellation of contractual obligations, and 118 employees had been terminated. There was no other adjustment to the liability.

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