Form 10-K/A
period 1997-12-31
NTL INC /DE/
filed 1998-11-06
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                     ----------------------------------

                               FORM 10-K/A-2


 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                              NTL INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           DELAWARE                    0-22616              52-1822078
 (STATE OR OTHER JURISDICTION       (COMMISSION         (I.R.S. EMPLOYER
       OF INCORPORATION)            FILE NUMBER)        IDENTIFICATION NO.)

 110 EAST 59TH STREET, NEW YORK, NEW YORK                       10022
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                               (212) 906-8440
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                     ----------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                    NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK, PAR VALUE $.01 PER SHARE
                              (TITLE OF CLASS)



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    Yes    X    No

 Indicate by check mark whether disclosure by delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to this Form 10-K.  [   ]

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

            "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                       LITIGATION REFORM ACT OF 1995:

      Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecast, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions, industry trends, the Registrant's ability to continue to design network routes, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, and availability, terms and deployment of capital.


                             TABLE OF CONTENTS

 PART I                                                                Page
 ------
 Item 1    Business  . . . . . . . . . . . . . . . . . . . . . . . . .   1 *
 Item 2    Properties  . . . . . . . . . . . . . . . . . . . . . . . .  46 *
 Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  46 *
 Item 4    Submission of Matters to a Vote of Stockholders . . . . . .  46 *

 PART II
 -------
 Item 5    Market for the Registrant's Common Stock and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . .  47 *
 Item 6    Selected Financial Data . . . . . . . . . . . . . . . . . .  48 *
 Item 7    Management's Discussion and Analysis of Results of
             Operations and Financial Condition  . . . . . . . . . . .  49 *
 Item 7A   Quantitative and Qualitative Disclosure About Market
             Risk  . . . . . . . . . . . . . . . . . . . . . . . . . .  57 *
 Item 8    Financial Statements and Supplementary Data . . . . . . . .  58 *
 Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . .  58 *

 PART III
 --------
 Items 10, 11, 12, 13  . . . . . . . . . . . . . . . . . . . . . . . .  59 *

 PART IV
 -------
 Item 14   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .  59 *

 Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60

 Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70 *

 Index to Financial Statements . . . . . . . . . . . . . . . . . . . .  F-1

 *  Previously filed.


      The Annual Report on Form 10-K of NTL Incorporated for the fiscal year ended December 31, 1997 is being amended by this Form 10-K/A-2 to add an exhibit to the Exhibit Index in Part IV and to attach such exhibit thereto. All other exhibits listed in the Exhibit Index were either incorporated by reference in or originally filed with the Annual Report on Form 10-K of NTL Incorporated for the fiscal year ended December 31, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NTL INCORPORATED

 Dated:  November 6, 1998        By: /s/ Richard J. Lubasch
                                    -----------------------------------
                                 Name:   Richard J. Lubasch
                                 Title:  Senior Vice President, General
                                         Counsel and Secretary



                          EXHIBIT INDEX

 Exhibit No.
 -----------

 2.1 Amended and Restated Agreement of Reorganization and Plan of Merger, dated as of May 28, 1993, among the Company, OCOM and CableTel Merger Inc. (Incorporated by reference to Exhibit 2, Registration File No. 33-63570).

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

 3.1 Restated Certificate of Incorporation (Incorporated by reference from the Company's Registration Statement on Form S-3,
           Registration File No. 333-07879).

 3.1(a) Certificate of Ownership and Merger, dated as of March 26, 1997 (Incorporated by reference to Company's Form 8-K, dated and filed with the Commission on March 26, 1997).

 3.2 Restated By-Laws (Incorporated by reference to Exhibit 3.2, Registration No. 33-63570).

 4.1 Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1, Registration File No. 33-63570).

 4.2 Warrant Agreement dated February 14, 1996 between the Company and Chemical Bank as Warrant Agent (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-00118).

 4.3       Form of Warrant to Purchase Common Stock (included in
           Exhibit 4.2).

 4.4 Indenture, dated as of October 1, 1993, by and between the Company and Chemical Bank with respect to the 10-7/8% Senior Notes (Incorporated by reference to Exhibit 4.1, Registration File No. 33-63572).

 4.5 Indenture, dated as of April 20, 1995, by and between the Company and Chemical Bank as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 33-92794).

 4.6 Indenture, dated as of January 30, 1996, by and between the Company and Chemical Bank as Trustee, with respect to the 11-1/2% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118).

 4.7 First Supplemental Indenture, dated as of January 22, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118).

 4.8 First Supplemental Indenture, dated as of January 23, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 10-7/8% Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No.
           333-00118).

 4.9 Indenture, dated as of February 12, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K).

 4.10 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9-1/2% Senior Notes.

 4.11 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9-3/4% Senior Deferred Coupon Notes.

 4.12 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10-3/4% Senior Deferred Coupon Notes.

 4.13 Certificate of Designation, dated February 12, 1997, with respect to the 13% Redeemable Preferred Stock (Incorporated by reference from the Company's 1996 Form 10-K).

 4.14 Certificate of Designation, dated October 7, 1996, in respect of the Company's Series A Preferred Stock (Incorporated by reference to the Company's Form 8-K, filed on October 9, 1996).

 4.15 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 10% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K).

 4.16 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 13% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K).

 4.17 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 9-1/2% Senior Notes.

 4.18 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, BT Alex. Brown Incorporated, Chase Securities Inc. and Salomon Brothers Inc with respect to the 9-3/4% Senior Deferred Coupon Notes.

 4.19 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 10-3/4% Senior Deferred Coupon Notes.

 4.20 Form of Preferred Stock (Incorporated by reference from the Company's 1996 Form 10-K).

 4.21 Indenture, dated as of June 12, 1996, by and between the Company and Chemical Bank, as Trustee, with respect to the 7%
           Convertible Note (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-07879).

 4.22 Registration Rights Agreement, dated June 12, 1996, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc, with respect to the 7% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-07879).

 4.23 Indenture, dated as of April 20, 1995, by and among the Company and Chemical Bank, as Trustee, with respect to the 7-1/4% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-92792).

 4.24 Registration Agreement, dated April 12, 1995, by and among the Company and Salomon Brothers Inc, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co., with respect to the 7-1/4% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-92792).

 4.25 Rights Agreement entered into by the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to
           Exhibit 4.2, Registration No. 33-63570).

 10.1 Compensation Plan Agreements, as amended and restated effective June 3, 1997.

 10.2 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 33- 92794).

 11        Statement re computation of per share earnings.

 21        Subsidiaries of the Registrant.

 23        Consent of Ernst & Young LLP.

 23.1      Consent of Ernst & Young LLP.

 27.1      Financial Data Schedule, for the year ended December 31, 1997.

 27.2      Restated Financial Data Schedule, for the quarter ended
           September 30, 1997.

 27.3      Restated Financial Data Schedule, for the quarter ended
           June 30, 1997.

 27.4      Restated Financial Data Schedule, for the quarter ended
           March 31, 1997.

 27.5      Restated Financial Data Schedule, for the year ended
           December 31, 1996.

 27.6      Restated Financial Data Schedule, for the quarter ended
           September 30, 1996.

 27.7      Restated Financial Data Schedule, for the quarter ended
           June 30, 1996.

 27.8      Restated Financial Data Schedule, for the quarter ended
           March 31, 1996.

 99.1 Prescribed Diffusion Service License, dated July 21, 1987, issued to British Cable Services Limited (now held by CableTel Surrey and Hampshire Limited) for the area of West Surrey and East Hampshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.2 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Inverclyde, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.3 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Bearsden and Milngavie, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.4 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Paisley and Renfrew, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.5 Prescribed Diffusion Service License, dated July10, 1984, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of North Glasgow and Clydebank, Strathclyde, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.6 Prescribed Diffusion Service License, dated December 3, 1990, issued to Clyde Cablevision (renamed CableTel Glasgow) for the area of Greater Glasgow, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.7 Prescribed Diffusion Service License, dated December 3, 1990, issued to Newport Cablevision Limited (renamed CableTel Newport) for the area of Newport, Wales (Incorporated by reference to the Company's Form 8- K, filed with the Commission on March 19,
           1996).

 99.8 Prescribed Diffusion Service License, dated December 3, 1990, issued to Cable and Satellite Television Holdings Ltd (renamed CableTel West Glamorgan Limited) for the area of West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.9 Prescribed Diffusion Service License, dated December 3, 1990, issued to British Cable Services Limited for the area of Cardiff and Penarth, Wales (now held by CableTel Cardiff Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.10 Prescribed Diffusion Service License, dated December 3, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the area of Huddersfield and Dewsbury, West Yorkshire, England
           (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.11 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the area of Broxbourne and East Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.12 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company Ltd (renamed CableTel Central Hertfordshire Limited) for the area of Central Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.13 Prescribed Diffusion Service License, dated March 26, 1990, issued to CableVision Bedfordshire Limited (renamed CableTel Bedfordshire Ltd.) for the area of Luton and South Bedfordshire (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.14 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision North Bedfordshire Ltd (renamed CableTel North Bedfordshire Ltd.) for the area of North Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.15 Local Delivery Service License, dated October 2, 1995, issued to CableTel Northern Ireland Limited for Northern Ireland
           (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.16 Local Delivery Service License, dated December 6, 1995, issued to CableTel South Wales Limited for Glamorgan and Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.17 Local Delivery Service License, dated March 13, 1991, issued to Maxwell Cable TV Limited for Pembroke Dock, Dyfed, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.18 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Camarthen, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.19 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Milford Haven, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.20 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Cwmgors (Amman Valley), West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.21 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Ammanford, West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.22 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Brecon, Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.23 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Haverfordwest, Preseli, Wale (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.24 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Neyland, Preseli, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.25 License, dated January 11, 1991, issued to Cablevision Communications the Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the Hertford, Cheshunt and Ware (Lea Valley) cable franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.26     License, dated December 8, 1990, issued to Cablevision
           Communications the Company Limited for Central Hertfordshire (renamed CableTel Central Hertfordshire Limited), England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.27     License, dated August 23, 1989, issued to Cablevision
           Bedfordshire Limited for Bedford and surrounding areas, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.28 License, dated January 9, 1991, issued to Cablevision North Bedfordshire Ltd for North Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.29 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Inverclyde Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.30 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Bearsden and Milngavie Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.31 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Paisley and Renfrew Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.32 License, dated June 7, 1985, issued to Clyde Cablevision Ltd (renamed CableTel Glasgow) for North West Glasgow and Clydebank, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.33 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Greater Glasgow cable franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.34 License, dated October 13, 1993, issued to Insight Communications Cardiff Limited (renamed CableTel Cardiff Limited) for Cardiff, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.35 License, dated January 22, 1991, issued to Newport Cablevision Limited (renamed CableTel Newport), for Newport Cable franchise, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.36 License, dated May 18, 1990, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan Limited) for West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.37 License, dated December 20, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the Huddersfield and Dewsbury cable franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.38 License, dated October 13, 1993, issued to Insight Communications Guildford Limited (renamed CableTel Surrey and Hampshire Limited) for the West Surrey/East Hampshire (Guildford) Cable Franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.39 License, dated January 20, 1995, issued to CableTel Bedfordshire Ltd. for the area of South Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.40 License, dated January 20, 1995, issued to CableTel North Bedfordshire Ltd. for the area of Bedford, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.41 License, dated January 20, 1992, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan Limited) for the area of Swansea, Neath and Port Talbot, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.42 License, dated January 20, 1995, issued to Cabletel Hertfordshire Ltd. for the area of Hertford, Cheshunt and Ware (Lea Valley), England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.43 License, dated January 20, 1995, issued to Cabletel Central Hertfordshire Ltd. for the area of Central Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.44 License, dated July 21, 1995, issued to CableTel Kirklees (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.45 License, dated June 8, 1995, issued to CableTel Bedfordshire Ltd. (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.46 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Neyland, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.47 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Cwmgors, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
           1996).

 99.48 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Ammanford, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.49 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Carmarthen, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.50 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Haverfordwest, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.51 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Pembroke Dock, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.52 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Milford Haven, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.53 License, dated October 27, 1995, issued to CableTel South Wales Limited for the area of Glamorgan and Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.54 License, dated January 26, 1996, issued to Cabletel South Wales Limited, for part of the Glamorgan area (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996).

 99.55 License, dated November 3, 1997, issued to NTL (UK) Group, Inc. for the Provision of Radio Fixed Access Operator Services.

 99.56 Agreement and Plan of Amalgamation; Undertaking of Comcast Corporation; Undertaking of Warburg, Pincus Investors, L.P. (Incorporated by reference to the Company's Form 8-K dated February 5, 1998).