Form 10-Q
period 1998-09-30
NTL INC /DE/
filed 1998-11-16
CIK 906347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the issuer's common stock as of September 30, 1998 was 41,391,644.

                        NTL Incorporated and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         September 30, 1998 and December 31, 1997 ........................   2

         Condensed Consolidated Statements of Operations-
         Three and nine months ended September 30, 1998 and 1997 .........   4

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Nine months ended September 30, 1998 .............   5

         Condensed Consolidated Statements of Cash Flows-
         Nine months ended September 30, 1998 and 1997 ...................   7

         Notes to Condensed Consolidated Financial Statements ............   8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................  18

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K ................................  32

SIGNATURES................................................................  33
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                      1998                     1997
                                                                 --------------------------------------
                                                                   (unaudited)              (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  459,443,000         $    98,902,000
   Marketable securities                                            138,326,000               4,998,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $22,193,000 (1998) and $8,056,000 (1997)           130,958,000              66,022,000
   Cash held in escrow                                              156,403,000                       -
   Other                                                             34,651,000              67,232,000
                                                                ---------------------------------------
Total current assets                                                919,781,000             237,154,000

Fixed assets, net                                                 3,134,655,000           1,756,985,000
Intangible assets, net                                              456,304,000             364,479,000
Other assets, net of accumulated amortization
   of $32,957,000 (1998) and $25,889,000 (1997)                     111,498,000              63,021,000
                                                                ---------------------------------------
Total assets                                                    $ 4,622,238,000         $ 2,421,639,000
                                                                =======================================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets - continued

                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                       1998                    1997
                                                                 --------------------------------------
                                                                    (unaudited)             (see note)
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                              $   125,293,000        $    45,475,000
   Accrued expenses and other                                        169,127,000            163,158,000
   Interest payable                                                   10,615,000             18,875,000
   Accrued construction costs                                         62,008,000             26,930,000
   Deferred revenue                                                   53,079,000             35,060,000
   Current portion of long-term debt                                 148,781,000                      -
                                                                 --------------------------------------
Total current liabilities                                            568,903,000            289,498,000

Long-term debt                                                     3,885,489,000          2,015,057,000
Commitments and contingent liabilities
Deferred income taxes                                                 72,061,000             70,218,000
Senior redeemable exchangeable preferred stock - $.01 par
   value, plus accreted dividends; liquidation preference
   $121,000,000;   less unamortized discount of $3,211,000
   (1998) and $3,444,000 (1997); issued and outstanding
   121,000 (1998) and 110,000 (1997) shares
                                                                     120,044,000            108,534,000

Shareholders' (deficiency):
   Series preferred stock - $.01 par value; authorized
     10,000,000 shares:
       Series A - liquidation preference $125,590,000; issued
         and outstanding 125,000 (1998) and none (1997) shares             1,000                      -
       Series A - issued and outstanding none (1998) and 780
         (1997)                                                                -                      -
   Common stock - $.01 par value; authorized 400,000,000
     shares; issued and outstanding 41,392,000 (1998) and
     32,210,000 (1997) shares                                            414,000                322,000
   Additional paid-in capital                                        844,368,000            538,054,000
   Accumulated other comprehensive income                            184,115,000            117,008,000
   (Deficit)                                                      (1,053,157,000)          (717,052,000)
                                                                 --------------------------------------
                                                                     (24,259,000)           (61,668,000)
                                                                 --------------------------------------
Total liabilities and shareholders' (deficiency)                 $ 4,622,238,000        $ 2,421,639,000
                                                                 ======================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30                          SEPTEMBER 30
                                                     ---------------------------------     ----------------------------------
                                                           1998                1997              1998                1997
                                                     ---------------------------------     ----------------------------------
REVENUES
Local telecommunications and television              $   84,366,000     $   45,606,000     $  214,545,000      $  114,593,000
National and international telecommunications            64,185,000         46,435,000        166,845,000         130,217,000
Broadcast transmission and other                         33,933,000         32,531,000        100,825,000          96,818,000
Other telecommunications                                          -          2,162,000          2,375,000           6,745,000
                                                     ----------------------------------    ----------------------------------
                                                        182,484,000        126,734,000        484,590,000         348,373,000

COSTS AND EXPENSES
Operating expenses                                       88,122,000         75,836,000        243,476,000         217,087,000
Selling, general and administrative expenses             78,543,000         40,724,000        192,070,000         122,934,000
Franchise fees                                            6,223,000          5,848,000         18,729,000          17,608,000
Corporate expenses                                        4,018,000          4,352,000         11,797,000          13,394,000
Nonrecurring charges                                              -         15,982,000                  -          20,537,000
Depreciation and amortization                            61,218,000         38,430,000        156,785,000         108,254,000
                                                     ---------------------------------     ----------------------------------
                                                        238,124,000        181,172,000        622,857,000         499,814,000
                                                     ---------------------------------     ----------------------------------
Operating (loss)                                        (55,640,000)       (54,438,000)      (138,267,000)       (151,441,000)

OTHER INCOME (EXPENSE)
Interest and other income                                16,318,000          6,134,000         39,796,000          24,347,000
Interest expense                                        (84,800,000)       (52,978,000)      (226,422,000)       (152,095,000)
Foreign currency transaction gains (losses)              (9,770,000)         1,109,000         (6,973,000)            912,000
                                                     ---------------------------------     ----------------------------------
(Loss) before income taxes and extraordinary item      (133,892,000)      (100,173,000)      (331,866,000)       (278,277,000)
Income tax benefit                                                -         16,816,000                  -          21,485,000
                                                     ---------------------------------     ----------------------------------
(Loss) before extraordinary item                       (133,892,000)       (83,357,000)      (331,866,000)       (256,792,000)
(Loss) from early extinguishment of debt                 (4,239,000)                 -         (4,239,000)                  -
                                                     ---------------------------------     ----------------------------------
Net (loss)                                           $ (138,131,000)    $  (83,357,000)    $ (336,105,000)     $ (256,792,000)
                                                     =================================     ==================================

Basic and diluted net (loss) per common share:
   (Loss) before extraordinary item                  $        (3.34)    $        (2.70)    $        (9.17)     $        (8.26)
   Extraordinary item                                          (.10)                 -               (.12)                  -
                                                     ---------------------------------     ----------------------------------
   Net (loss)                                        $        (3.44)    $        (2.70)    $        (9.29)     $        (8.26)
                                                     =================================     ==================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)

                                                 SERIES                       SERIES
                                               PREFERRED                    PREFERRED                  COMMON STOCK -
                                                 STOCK                        STOCK                    $.01 PAR VALUE
                                            SHARES     PAR              SHARES       PAR            SHARES          PAR
                                            ------------------------------------------------------------------------------

Balance, December 31, 1997                   780       $  -                                       32,210,000     $ 322,000
Exercise of stock options                                                                            221,000         2,000
Exercise of warrants                                                                                  53,000
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Conversion of 7-1/4% Convertible
   Subordinated Notes                                                                              6,958,000        70,000
Conversion of Series Preferred Stock        (780)                                                  1,950,000        20,000
Preferred stock issued for acquisition                                  125,000    $ 1,000
Comprehensive income
Net loss for the nine months
   ended September 30, 1998
Currency translation adjustment
       Total
                                            ------------------------------------------------------------------------------
Balance, September 30, 1998                    -       $  -             125,000    $ 1,000        41,392,000     $ 414,000
                                            ==============================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                             (Unaudited) - continued

                                                                                          ACCUMULATED
                                              ADDITIONAL                                     OTHER
                                                PAID-IN            COMPREHENSIVE         COMPREHENSIVE
                                                CAPITAL               INCOME                INCOME               (DEFICIT)
                                            ---------------------------------------------------------------------------------

Balance, December 31, 1997                  $ 538,054,000                               $ 117,008,000        $   (717,052,000)
Exercise of stock options                       4,526,000
Exercise of warrants                              410,000
Accreted dividends on preferred stock         (11,587,000)
Accretion of discount on preferred stock         (233,000)
Conversion of 7-1/4% Convertible
   Subordinated Notes                         186,942,000
Conversion of Series Preferred Stock              (20,000)
Preferred stock issued for acquisition        126,276,000
Comprehensive income
Net loss for the nine months
     ended September 30, 1998                                     $ (336,105,000)                                (336,105,000)
Currency translation adjustment                                       67,107,000           67,107,000
                                                                  --------------
        Total                                                     $ (268,998,000)
                                            ---------------------------------------------------------------------------------
Balance, September 30, 1998                 $ 844,368,000                               $ 184,115,000        $ (1,053,157,000)
                                            =================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                             --------------------------------------
                                                                    1998                   1997
                                                             --------------------------------------

Net cash (used in) operating activities                      $    (27,656,000)       $  (62,899,000)

INVESTING ACTIVITIES
Acquisition of subsidiary, net of cash acquired                  (829,698,000)                    -
Purchase of fixed assets                                         (464,944,000)         (354,919,000)
Payment of deferred purchase price                                          -           (57,064,000)
Increase in other assets                                          (10,397,000)           (2,073,000)
Proceeds from sale of assets                                        1,312,000                     -
Purchase of marketable securities                                (297,918,000)         (459,504,000)
Proceeds from sales of marketable securities                      168,650,000           423,410,000
                                                             --------------------------------------
Net cash (used in) investing activities                        (1,432,995,000)         (450,150,000)

FINANCING ACTIVITIES
 Proceeds from borrowings and sale of preferred stock,          2,093,602,000           490,556,000
    net of financing costs
Principal payments                                                (66,040,000)          (13,043,000)
Cash placed in escrow                                            (221,427,000)                    -
Proceeds from exercise of stock options and warrants                4,938,000             1,264,000
                                                             --------------------------------------
Net cash provided by financing activities                       1,811,073,000           478,777,000

Effect of exchange rate changes on cash                            10,119,000           (21,212,000)
                                                             --------------------------------------
Increase (decrease) in cash and cash equivalents                  360,541,000           (55,484,000)
Cash and cash equivalents at beginning of period                   98,902,000           445,884,000
                                                             --------------------------------------
Cash and cash equivalents at end of period                   $    459,443,000        $  390,400,000
                                                             ======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest exclusive of
   amounts capitalized                                       $     79,112,000        $   47,808,000
Income taxes paid                                                     335,000                31,000

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock       $     11,820,000        $    8,660,000
Conversion of Convertible Notes, net of unamortized
   deferred financing costs of $4,738,000                         187,012,000                     -
 Preferred stock issued for acquisition                           126,277,000                     -

See accompanying notes.

                        NTL Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In March 1998, the Company issued debt denominated in British pounds sterling. Interest expense has been translated using the average exchange rate for the period and the debt balance has been translated using the current exchange rate at the balance sheet date. Foreign currency gains and losses arising from exchange rate fluctuations are included in the results of operations.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive loss for the three months ended September 30, 1998 and 1997 was $(81,135,000) and $(131,354,000),
respectively. Comprehensive loss for the nine months ended September 30, 1998 and 1997 was $(268,998,000) and $(341,547,000), respectively.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is assessing whether changes in reporting will be required in adopting this new standard. The Company will adopt SFAS No. 131 for fiscal year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - COMTEL ACQUISITION

Pursuant to an acquisition agreement (the "ComTel Agreement") with Vision Networks III B.V., a wholly-owned subsidiary of Royal PTT Nederland NV (KPN), the Company acquired the operations of ComTel Limited and Telecential Communications (collectively, "ComTel") for a total of 550 million pounds sterling completed in two stages. In the first stage, in June 1998, the Company acquired certain of the ComTel properties for 275 million pounds sterling in cash. In the second stage, in September 1998, the Company acquired the remaining ComTel properties for 200 million pounds sterling in cash and 75 million pounds sterling in preferred stock. The Company financed the cash portion of the transaction through a bank loan, completed through an amendment to the Company's existing bank facility with The Chase Manhattan Bank.

The ComTel acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The purchase price of 550 million pounds sterling plus the return of cash acquired of 31 million pounds sterling and costs incurred of 3 million pounds sterling (an aggregate of 584 million pounds sterling ($993 million)) exceeded the estimated fair value of the net tangible assets acquired by 64 million pounds sterling ($109 million), which is classified as license acquisition costs. The assets acquired and liabilities assumed have been recorded at their estimated fair values, which are subject to further adjustment based upon appraisals and other analyses.

The pro forma unaudited  consolidated  results of operations for the nine months
ended  September  30,  1998  and  1997  assuming   consummation  of  the  ComTel
acquisition as of January 1, 1997 are as follows:

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                 ------------------------------
                                                       1998            1997
                                                 ------------------------------

Total revenue                                    $ 581,454,000    $ 433,924,000
(Loss) before extraordinary item                  (379,296,000)    (316,572,000)
Net (loss)                                        (383,535,000)    (316,572,000)
Basic and diluted net (loss) per common share:
   (Loss) before extraordinary item                     (10.44)          (10.13)
   Net (loss)                                           (10.55)          (10.13)

NOTE C - AMALGAMATION WITH COMCAST UK CABLE PARTNERS LIMITED

Effective October 29, 1998, the Company, NTL (Bermuda) Limited, a wholly owned subsidiary of the Company, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction pursuant to the Agreement of Plan of Amalgamation, dated February 4, 1998, as amended, whereby NTL (Bermuda) Limited (the "Amalgamated Company") acquired all of the outstanding common stock of Partners. Shareholders of Partners received 0.3745 shares of common stock of the Company in consideration for each of their shares of common stock of Partners (an aggregate of approximately 18,700,000 shares of the Company's common stock).

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - AMALGAMATION WITH COMCAST UK CABLE PARTNERS LIMITED (CONTINUED)

The Amalgamated Company has executed a First Supplemental Indenture relating to Partners' 11.20% Senior Discount Debentures due 2007, which provides for the assumption by the Amalgamated Company of the Debentures. As of September 30, 1998, Partners had 241 million pounds sterling ($409 million) of Debentures outstanding.

Pursuant to existing arrangements between Partners and Telewest Communications plc ("Telewest"), a co-owner of interests in Cable London PLC ("Cable London") and Birmingham Cable Corporation Limited ("Birmingham Cable"), Telewest had certain rights to acquire either or both of Partners' interests in these systems as a result of the Amalgamation. On August 14, 1998, Partners and the Company entered into an agreement with Telewest, pursuant to which, Partners sold its 27.5% ownership interest in Birmingham Cable to Telewest for 125 million pounds sterling, plus 5 million pounds sterling for certain subordinated debt and fees. In addition, Partners and Telewest agreed within a certain time period to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Between April 29 and July 29, 1999, the Amalgamated Company can notify Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase the Amalgamated Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Amalgamated Company. If the Amalgamated Company fails to give notice to Telewest by July 29, 1999, it will be deemed to have delivered an offer notice for 100 million pounds sterling. The sale or purchase by the Company as per the Cable London Shoot-out is expected to be completed by November 1999.

The Company required consents from holders of some of its Notes to modify certain indenture provisions in order to proceed with the Amalgamation. In October 1998, the Company paid $11,333,000 in consent payments and issued warrants to purchase 766,000 shares of common stock at an exercise price of $43.39 per share in lieu of additional consent payments of $10,080,000. The warrants expire in 2008.

NOTE D - PROPOSED DIAMOND ACQUISITION

In June 1998, the Company entered into an acquisition agreement (the "Diamond Agreement") with Diamond Cable Communications, plc ("Diamond"). Pursuant to the Diamond Agreement, Diamond shareholders will receive 0.25 shares of the
Company's common stock for each Diamond ordinary share. Diamond has approximately 60.7 million fully diluted shares outstanding, and the total consideration for the transaction will be approximately 15.2 million shares, subject to adjustment. Based on the closing price of the Company's common stock on the date of the Diamond Agreement, the purchase price implies a total Diamond equity value of approximately $630 million. The closing of the Diamond Agreement is subject to shareholder approval, bond consents and customary closing conditions.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE E - FIXED ASSETS

Fixed assets consist of:
                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1998                1997
                                           -----------------------------------
                                             (unaudited)

  Operating equipment                      $ 2,667,113,000     $ 1,612,440,000
  Other equipment                              282,678,000         225,514,000
  Construction-in-progress                     530,850,000         134,795,000
                                           -----------------------------------
                                             3,480,641,000       1,972,749,000
  Accumulated depreciation                    (345,986,000)       (215,764,000)
                                           -----------------------------------
                                           $ 3,134,655,000     $ 1,756,985,000
                                           ===================================

NOTE F - INTANGIBLE ASSETS

Intangible assets consist of:
                                             SEPTEMBER 30,        DECEMBER 31,
                                                 1998                 1997
                                           -----------------------------------
                                             (unaudited)
  License acquisition costs, net of
     accumulated amortization of
     $60,048,000 (1998) and
     $46,620,000 (1997)                    $   219,112,000       $ 123,116,000
  Goodwill, net of accumulated
     amortization of $27,324,000 (1998)
     and $13,449,000 (1997)                    237,192,000         241,363,000
                                           -----------------------------------
                                           $   456,304,000       $ 364,479,000
                                           ===================================

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE G - LONG-TERM DEBT

Long-term debt consists of:

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             1998                 1997
                                                       ------------------------------------
                                                         (unaudited)

    10-7/8% Senior Deferred Coupon Notes               $   148,781,000      $   194,959,000
    12-3/4% Series A Senior Deferred Coupon Notes          229,652,000          209,387,000
    11-1/2% Series B Senior Deferred Coupon Notes          809,150,000          743,961,000
    10% Series B Senior Notes                              400,000,000          400,000,000
    9-1/2% Senior Sterling Notes, less unamortized
      discount of $669,000                                 211,693,000                    -
    10-3/4% Senior Deferred Coupon Sterling Notes          316,445,000                    -
    9-3/4% Senior Deferred Coupon Notes                    845,172,000                    -
    7-1/4% Convertible Subordinated Notes                            -          191,750,000
    7% Convertible Subordinated Notes                      275,000,000          275,000,000
    Subsidiary bank loan                                   798,377,000                    -
                                                       ------------------------------------
                                                         4,034,270,000        2,015,057,000
    Less current portion                                   148,781,000                    -
                                                       ------------------------------------
                                                       $ 3,885,489,000      $ 2,015,057,000
                                                       ====================================

10-7/8% NOTES REDEMPTION: In June 1998, the Company provided to the Trustee of its 10-7/8% Senior Deferred Coupon Notes due 2003 a notice that it would redeem the 10-7/8% Notes on October 15, 1998. Pending such redemption, the Company deposited in trust with the Trustee $218.6 million to pay the redemption price (including principal) on the 10-7/8% Notes. In July 1998, the Company purchased a portion of the 10-7/8% Notes with an accreted value of $62.3 million for cash of $65 million. The Company recorded an extraordinary loss from the early extinguishment of this portion of the 10-7/8% Notes of $4,239,000. In October 1998, the Company redeemed the remainder of the 10-7/8% Notes with an accreted value of $148,781,000 at September 30, 1998 using cash held in escrow of $152.6 million. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of approximately $7.9 million in the fourth quarter of 1998.

CONVERSION OF 7-1/4% CONVERTIBLE NOTES: In March 1998, the Company called for redemption all of its $191,750,000 principal amount 7-1/4% Convertible Subordinated Notes due 2005. The redemption date was April 20, 1998, at a redemption price of 105.08% of the principal amount plus accrued and unpaid interest through the date of redemption. The 7-1/4% Notes were convertible into Common Stock at a conversion price of $27.56 per share. In April 1998, all of the 7-1/4% Notes were converted into approximately 6,958,000 shares of the Company's Common Stock.

ISSUANCE OF NEW NOTES: In March 1998, the Company issued 125 million pounds sterling aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), 300 million pounds sterling aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1.3 billion aggregate principal amount of 9-3/4% Senior Deferred Coupon

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE G - LONG-TERM DEBT (CONTINUED)

Notes due 2008 (the "Dollar Deferred Coupon Notes") (together the "New Notes"). The Sterling Senior Notes, Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes were issued at 99.67% or 124.6 million pounds sterling, 58.62% or 175.9 million pounds sterling and 61.724% or $802.4 million, respectively. The Company received net proceeds of 121.2 million pounds sterling, 170.6 million pounds sterling and $778.3 million, after discounts and commissions, from the issuance of the Sterling Senior Notes, the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes, respectively. The aggregate of the discounts, commissions and other fees incurred of $39.5 million is included in deferred financing costs.

The original issue discount of the Sterling Deferred Coupon Notes accretes at a rate of 10-3/4%, compounded semiannually, to an aggregate principal amount of 300 million pounds sterling by April 1, 2003. The original issue discount of the Dollar Deferred Coupon Notes accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of $1.3 billion by April 1, 2003. Interest on each of the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes will thereafter accrue at 10-3/4% per annum and 9-3/4% per annum, respectively, payable semiannually, beginning on October 1, 2003. The Sterling Senior Notes accrue interest at 9-1/2% per annum, payable on October 1, 1998 and semiannually thereafter.

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

BANK LOAN PAYABLE AND REFINANCING: In connection with the ComTel acquisition, the Company borrowed an aggregate of 475 million pounds sterling ($798 million) under its credit facility from The Chase Manhattan Bank. The effective interest rate on the amounts borrowed at September 30, 1998 was 9.776%. The bank loan was due on January 31, 1999, subject to extension to June 30, 1999.

In November 1998, the Company issued $625,000,000 aggregate principal amount of 11-1/2% Senior Notes due 2008 (the "11-1/2% Notes") and $450,000,000 aggregate principal amount at maturity of 12-3/8% Senior Deferred Coupon Notes due 2008 (the "12-3/8% Notes"). The 11-1/2% Notes and the 12-3/8% Notes were issued at 100% or $625,000,000 and 55.505% or $249,773,000, respectively. The Company received net proceeds of $607,031,000 and $241,967,000 after discounts and

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE G - LONG-TERM DEBT (CONTINUED)

commissions, from the issuance of the 11-1/2% Notes and the 12-3/8% Notes, respectively. The proceeds from these notes were used to repay the bank loan and the remaining $50,000,000 was added to short term investments. The Company recorded an extraordinary loss from the early extinguishment of debt of approximately $19.5 million in the fourth quarter of 1998 as a result of the repayment.

The 11-1/2% Notes accrue interest at 11-1/2% per annum, payable semiannually beginning on April 1, 1999. The 11-1/2% Notes may be redeemed, at the Company's option, in whole or in part, at any time on or after October 1, 2003 at a redemption price of 105.75% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the date of redemption.

The original issue discount on the 12-3/8% Notes accretes at a rate of 12-3/8%, compounded semiannually, to an aggregate principal amount of $450,000,000 by October 1, 2003. Interest will thereafter accrue at 12-3/8% per annum, payable semiannually beginning on April 1, 2004. The 12-3/8% Notes may be redeemed, at the Company's option, in whole or in part, at any time on or after October 1, 2003 at a redemption price of 106.188% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the date of redemption.

NOTE H - SERIES PREFERRED STOCK

In May 1998, the 780 outstanding shares of 5% Non-Voting Convertible Preferred Stock, Series A were converted into 1,950,000 shares of Common Stock.

On September 21, 1998, the Company issued 125,280 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the "PIK Preferred Stock") in connection with the ComTel acquisition. The PIK Preferred Stock was valued at 75,000,000 pounds sterling ($126,277,000), the fair market value on the date of issuance. Each share of PIK Preferred Stock has a stated value of $1,000. Cumulative dividends accrue at 9.9% of the stated value per share. Dividends are payable when and if declared by the Board of Directors and may be paid, in the sole discretion of the Board, in cash, in shares of common stock, in shares of Convertible Preferred Stock or through any combination of the foregoing. As of September 30, 1998, accrued and unpaid dividends were $310,000. On December 22, 1999, all outstanding shares of the PIK Preferred Stock shall be redeemed for $1,000 per share together with accrued and unpaid dividends, at the Company's option, in cash, in shares of common stock, in shares of Convertible Preferred Stock or through any combination of the foregoing.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE I - GRANT OF STOCK OPTIONS

In March 1998, options to purchase approximately 7,800,000 shares of Common Stock were granted to officers, non-employee directors and employees at an exercise price of $36.50 per share. Officers and senior management employees were granted options to purchase 3,260,000 shares and 2,765,000 shares, respectively. These employees will not be granted any further options in 1998 to 2001 inclusive. These options will vest beginning January 1, 1999 through January 1, 2004. The non-employee directors were granted options to purchase an aggregate of 450,000 shares which vest on the same schedule. Supervisory employees were granted options to purchase an aggregate of approximately 1,000,000 shares which are exercisable as to 20% of the shares subject thereto on the date of grant and an additional 20% each January 1 thereafter, while the optionee remains an employee of the Company. Finally, each employee who is not included in the groups described above and who had at least one year of service as of March 1, 1998 was granted an option to purchase 100 shares which are exercisable on a 20% per year schedule.

Beginning in March 1998 and in each year thereafter, each employee who is not otherwise granted options and has completed at least one year of employment will be granted an option to purchase 100 shares of the Company's Common Stock each year. The exercise price for these options will be at the fair market value of the Company's Common Stock on the date of issuance, and these options will vest on a 20% per year schedule. It is anticipated that approximately 1,850,000 options will be granted each year in 1999, 2000 and 2001 to supervisory and other employees.

NOTE J - RESTRUCTURING CHARGES

In September 1997, the Company announced a reorganization of certain of its operations. Restructuring costs of $15,811,000 were recorded in September 1997 consisting of employee severance and related costs of $6,688,000 for approximately 280 employees to be terminated, lease exit costs of $6,509,000 and penalties of $2,614,000 associated with the cancellation of contractual obligations. As of September 30, 1998, $8,029,000 of the provision has been used, including $4,493,000 for severance and related costs, $1,400,000 for lease exit costs and $2,136,000 for penalties associated with the cancellation of contractual obligations. As of September 30, 1998, 137 employees had been terminated. There was no other adjustment to the liability through September 30, 1998.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE K - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                              THREE MONTHS ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                                             ---------------------------------          ----------------------------------
                                                   1998                1997                   1998                1997
                                             ---------------------------------          ----------------------------------
   Numerator:
   Loss before extraordinary item            $ (133,892,000)     $ (83,357,000)         $ (331,866,000)     $ (256,792,000)
   Preferred stock dividend                      (4,190,000)        (3,414,000)            (11,587,000)         (8,453,000)
                                             ---------------------------------          ----------------------------------
                                               (138,082,000)       (86,771,000)           (343,453,000)       (265,245,000)
   Extraordinary item                            (4,239,000)                 -              (4,239,000)                  -
                                             ---------------------------------          ----------------------------------
   Loss available to common shareholders     $ (142,321,000)     $ (86,771,000)         $ (347,692,000)     $ (265,245,000)
                                             ---------------------------------          ----------------------------------

   Denominator for basic net loss
      per common share                           41,348,000         32,122,000              37,436,000          32,101,000
   Effect of dilutive securities                          -                  -                       -                   -
                                             ---------------------------------          ----------------------------------
   Denominator for diluted net loss
      per common share                           41,348,000         32,122,000              37,436,000          32,101,000
                                             ---------------------------------          ----------------------------------

   Basic and diluted net loss per
   common share:
      Loss before extraordinary item         $        (3.34)     $       (2.70)         $        (9.17)     $        (8.26)
      Extraordinary item                               (.10)                 -                    (.12)                  -
                                             ---------------------------------          ----------------------------------
      Net loss                               $        (3.44)     $       (2.70)         $        (9.29)     $        (8.26)
                                             =================================          ==================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1998, the Company was committed to pay approximately $176,300,000 for equipment and services.

The Company has licenses issued by the United Kingdom Department of Trade and Industry ("DTI") and the United Kingdom Independent Television Commission ("ITC") for its cable television ("CATV"), telephone and telecommunications business. The initial terms of the Company's licenses was 15 or 23 years for the DTI licenses and 15 years for the ITC licenses. The Company's licenses expire in 2005 to 2016 for the DTI licenses and 1999 to 2005 for the ITC licenses. The DTI requires a fixed annual renewal fee of 2,500 pounds sterling ($4,200) per license. The ITC requires an annual license fee ranging from 1,300 pounds sterling ($2,200) to 7,900 pounds sterling ($13,400) per license based on the number of homes in the licensed area, which is subject to adjustment annually. The provision of the Company's transmission and distribution services is governed by the Telecommunications Act and the Wireless Telegraphy Act 1949. The Company holds five licenses under the Telecommunications Act. The initial terms of these licenses were 10 or 25 years. These licenses expire in 2002 to 2021. The Company holds a number of Wireless Telegraphy Act

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)


NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

licenses which continue in force primarily from year to year unless revoked or unless any of the license fees are not paid. The Company's license fees paid in the nine months ended September 30, 1998 were $1,628,000.

In addition, the Company was awarded certain newly issued licenses by the ITC in 1995. Pursuant to the terms of the local delivery license ("LDL") for Northern Ireland granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years commencing in January 1997 in the amount of approximately 14,400,000 pounds sterling ($24,500,000) (subject to adjustments for inflation). The fee for 1998 is 14,951,661 pounds sterling. Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first ten years and 2% for the last five years of the fifteen year license. The Company paid approximately $18,600,000 in license fees in the nine months ended September 30, 1998.

Pursuant to the terms of the LDL for Glamorgan and Gwent, Wales granted to a wholly-owned subsidiary of the Company, the Company is required to make annual cash payments to the ITC for fifteen years, commencing in January 1998, in the amount of 104,188 pounds sterling ($177,000). Such payments are in addition to the percentages of qualifying revenue already set by the ITC of 0% for the first five years, 2% for the second five years and 4% for the last five years of the fifteen year license. The Company paid $129,000 in the nine months ended September 30, 1998.

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

                        NTL Incorporated and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network for NTL on a stand-alone basis, as well as pro forma for the Company's recently closed Comcast UK Cable Partners Limited and ComTel acquisitions and the pending Diamond Cable acquisition.

  =========================================================================================================
  |                           |                                                       |   PRO FORMA NTL   |
  |                           |                       NTL ONLY                        |    COMBINED (4)   |
  |---------------------------|-------------------------------------------------------|-------------------|
  |                           |    9/30/97      |    12/31/97      |     9/30/98      |      9/30/98      |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Franchise homes           |   2,090,000     |    2,090,000     |    2,090,000     |     5,182,000     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Homes passed (1)          |     957,000     |    1,007,000     |    1,197,000     |     3,378,500     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Homes marketed (Tel.)     |     746,700     |      810,000     |    1,020,000     |     2,776,000     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Homes marketed (CATV)     |     746,700     |      810,000     |    1,020,000     |     2,907,800     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Total customers           |     286,600     |      321,300     |      429,600     |     1,111,300     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  |      Dual                 |     253,100     |      287,200     |      393,800     |       680,700     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  |      Telephone-only       |      14,900     |       15,300     |       15,300     |       298,500     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  |      Cable-only           |      18,600     |       18,800     |       20,500     |       132,100     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Total RGUs (2)            |     539,700     |      608,500     |      823,400     |     1,792,000     |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Customer penetration      |       38.4%     |         39.7%    |         42.1%    |          38.2%    |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | RGU penetration (3)       |       72.3%     |         75.1%    |         80.7%    |          61.6%    |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Telephone penetration     |       35.9%     |         37.3%    |         40.1%    |          35.3%    |
  |---------------------------|-----------------|------------------|------------------|-------------------|
  | Cable penetration         |       36.4%     |         37.8%    |         40.6%    |          28.0%    |
  =========================================================================================================

(1) "Homes passed" is the expression in common usage in the cable industry as the measurement of the size of a cabled area, meaning the total number of residential premises which have the potential to be connected to the Company's network. This number does not include CATV-only homes which are only included in the Company's homes passed for the purpose of its regulatory milestones.
(2) An RGU (revenue generating unit) is one CATV account or one telephone account; a dual customer generates two RGUs.
(3) RGU penetration is the number of RGUs per 100 homes marketed. As defined, maximum RGU penetration is 200%.
(4) Includes Comcast UK, ComTel and Diamond Cable. Excludes 50% ownership of Cable London.

                        NTL Incorporated and Subsidiaries


                              RESULTS OF OPERATIONS

As a result of the completion of the first and second stages of the acquisition of ComTel in June 1998 and September 1998, respectively, the Company consolidated the results of operations of certain acquired businesses from the date of acquisition. The results of operations of the acquired businesses subsequent to the date of acquisition did not significantly impact the consolidated results. The results of the acquired businesses are not included in the 1997 results.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

NTL increased revenues from third quarter 1997 to third quarter 1998 by approximately 44% to $182.5 million. This $55.8 million increase in revenues was accompanied by only a $12.3 million increase in operating expenses, representing a 78% incremental margin.

Local telecommunications and television revenues increased to $84,366,000 from $45,606,000 as a result of customer growth that increased the Company's current revenue stream. The Company expects customer growth to continue to increase which will drive further revenue growth as the Company completes the construction of its dual service network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $64,185,000 from $46,435,000 as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects business telecommunications and Internet services customer growth to continue to increase which will drive further revenue growth. The Company is expanding its selling and marketing effort to business customers and for Internet services in its completed network and the Company has not yet completed the construction of its dual service network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

Broadcast transmission and other revenues increased to $33,933,000 from $32,531,000 primarily due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital television broadcasting commences.

Other telecommunications revenues decreased primarily due to the sale of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to CoreComm Incorporated during 1998.

Operating expenses increased to $88,122,000 from $75,836,000 primarily as a result of increases in interconnection costs and programming costs due to customer growth.

                        NTL Incorporated and Subsidiaries


Selling, general and administrative expenses increased to $78,543,000 from $40,724,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base.

Franchise fees increased to $6,223,000 from $5,848,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

Corporate expenses decreased to $4,018,000 from $4,352,000 primarily due to the sale of OCOM's assets in 1998. Certain OCOM personnel were included in corporate expenses in 1997. The 1998 and 1997 amounts include $463,000 of non-cash expense related to non-compete agreements.

Nonrecurring charges of $15,982,000 in 1997 are comprised of restructuring costs of $15,811,000 and deferred costs written-off of $171,000. The deferred costs written-off arose in connection with the Company's unsuccessful bid for Digital Terrestrial Television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. The Company is consolidating the Customers Operations departments that serve its three franchise areas in England (excluding the ComTel and Partners franchises) into one department and is consolidating certain operations and management groups within the Broadcast Services division, as well as certain other consolidations or cessation of activities. This charge consisted of employee severance and related benefit costs of $6,688,000 for approximately 280 employees to be terminated, lease exit costs of $6,509,000 and penalties of $2,614,000 associated with the cancellation of contractual obligations. The entire $15,811,000 restructuring charge will require a cash outlay which will be funded using cash on hand. The consolidations have been completed, the lease exit costs are for leases that extend over a number of years and the contract cancellations are expected to be completed by the end of 1998. As of September 30, 1998, $8,029,000 of the provision has been used, including $4,493,000 for severance and related costs, $1,400,000 for lease exit costs and $2,136,000 for penalties associated with the cancellation of contractual obligations. As of September 30, 1998, 137 employees had been terminated. There was no other adjustment to the liability through September 30, 1998.

Depreciation and amortization expense increased to $61,218,000 from $38,430,000 primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $84,800,000 from $52,978,000 due to the issuance of the New Notes in March 1998, the bank loan in connection with the ComTel acquisition, and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $55,076,000 and $25,987,000 was paid in the three months ended September 30, 1998 and 1997, respectively.

Foreign currency transaction gains (losses) decreased to losses of $9,770,000 from gains $1,109,000 due to unfavorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling.

The Company recorded an extraordinary loss from the early extinguishment of debt of $4,239,000 in 1998 as a result of the redemption of a portion of the 10-7/8% Notes in July 1998.

                        NTL Incorporated and Subsidiaries


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

Local telecommunications and television revenues increased to $214,545,000 from $114,593,000 as a result of customer growth that increased the Company's current revenue stream. The Company expects customer growth to continue to increase which will drive further revenue growth as the Company completes the construction of its dual service network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $166,845,000 from $130,217,000 as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects business telecommunications and Internet services customer growth to continue to increase which will drive further revenue growth. The Company is expanding its selling and marketing effort to business customers and for Internet services in its completed network and the Company has not yet completed the construction of its dual service network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

Broadcast transmission and other revenues increased to $100,825,000 from $96,818,000 primarily due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital television broadcasting commences.

Other  telecommunications  revenues  decreased  to  $2,375,000  from  $6,745,000 primarily due to the sale of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to CoreComm Incorporated during 1998.

Operating expenses increased to $243,476,000 from $217,087,000 primarily as a result of increases in interconnection costs and programming costs due to customer growth.

Selling, general and administrative expenses increased to $192,070,000 from $122,934,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base.

Franchise fees increased to $18,729,000 from $17,608,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

Corporate expenses decreased to $11,797,000 from $13,394,000 primarily due to the sale of OCOM's assets in 1998. Certain OCOM personnel were included in corporate expenses in 1997. The 1998 and 1997 amounts include $1,389,000 of non-cash expense related to non-compete agreements.

                        NTL Incorporated and Subsidiaries


Nonrecurring charges of $20,537,000 in 1997 are comprised of restructuring costs of $15,811,000 and deferred costs written-off of $4,726,000. As described above, restructuring costs include costs of employee severance and related costs, lease exit costs and penalties associated with the cancellation of contractual obligations. Write-off of deferred costs of $4,726,000 relate to the Company's unsuccessful bid for Digital Terrestrial Television multiplex licenses.

Depreciation   and   amortization   expense   increased  to  $156,785,000   from
$108,254,000 primarily due to an increase in depreciation of telecommunications and CATV equipment.

Interest expense increased to $226,422,000 from $152,095,000 due to the issuance of the New Notes in March 1998, the bank loan in connection with the ComTel acquisition and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $94,734,000 and $52,941,000 was paid in the nine months ended September 30, 1998 and 1997, respectively.

Foreign currency transaction gains (losses) decreased to losses of $6,973,000 from gains of $912,000 due to unfavorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling.

The Company recorded an extraordinary loss from the early extinguishment of debt of $4,239,000 in 1998 as a result of the redemption of a portion of the 10-7/8% Notes in July 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications and CATV customers to the networks, for other capital expenditures, as well as for cash interest payments. Based on the information currently available, the Company estimates that, from October 1, 1998 through September 30, 1999, these requirements will aggregate approximately 520 million pounds sterling (approximately $880 million), including ComTel and the Amalgamated Company. The Company intends to fund its requirements from cash, cash equivalents and marketable securities on hand of $795 million as of September 30, 1998 (including the Amalgamated Company), further equity and/or debt financings and funds internally generated by the operations of the Company's subsidiaries. The Company's commitments for equipment and services at September 30, 1998, of approximately $176.3 million are included in the anticipated requirements.

In November 1998, the Company issued $625 million aggregate principal amount of 11-1/2% Senior Notes due 2008 (the 11-1/2% Notes) and $450 million 12-3/8% Senior Deferred Coupon Notes due 2008 (the 12-3/8% Notes). The 11-1/2% Notes and the 12-3/8% Notes were issued at 100% or $625 million and 55.505% or $249.8 million, respectively. The Company received net proceeds of $607 million and $242 million, after discounts and commissions, from the issuance of the 11-1/2% Notes and the 12 3/8% Notes, respectively.

In March 1998, the Company issued 125 million pounds sterling aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), 300 million pounds sterling aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1.3 billion aggregate principal amount of 9-3/4% Senior Deferred Coupon Notes due 2008 (the "Dollar Deferred Coupon Notes"). The Sterling Senior Notes, Sterling Deferred Coupon Notes

                        NTL Incorporated and Subsidiaries


and the Dollar Deferred Coupon Notes were issued at 99.67% or 124.6 million pounds sterling, 58.62% or 175.9 million pounds sterling and 61.724% or $802.4 million, respectively. The Company received net proceeds of 121.2 million pounds sterling, 170.6 million pounds sterling and $778.3 million, after discounts and commissions, from the issuance of the Sterling Senior Notes, the Sterling Deferred Coupon Notes and the Dollar Deferred Coupon Notes, respectively.

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

In June 1998, the Company provided to the Trustee of its 10-7/8% Senior Deferred Coupon Notes due 2003 a notice that it would redeem the 10-7/8% Notes on October 15, 1998. Pending such redemption, the Company deposited in trust with the Trustee $218.6 million to pay the redemption price (including principal) on the 10-7/8% Notes. In July and October 1998, the Company redeemed the 10-7/8% Notes for cash of $218 million. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of approximately $4.2 million in the third quarter of 1998 and approximately $7.9 million in the fourth quarter of 1998.

Pursuant to an acquisition agreement (the "ComTel Agreement") with Vision Networks III B.V., a wholly-owned subsidiary of Royal PTT Nederland NV (KPN), the Company acquired the operations of ComTel Limited and Telecential Communications (collectively, "ComTel") for a total of 550 million pounds sterling completed in two stages. In the first stage, in June 1998, the Company acquired certain of the ComTel properties for 275 million pounds sterling in cash. In the second stage, in September 1998, the Company acquired the remaining ComTel properties for 200 million pounds sterling in cash and 75 million pounds sterling in preferred stock. The Company financed the cash portion of the transaction through a bank loan, completed through an amendment to the Company's existing bank facility with The Chase Manhattan Bank. The Company issued 125,280 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the "PIK Preferred Stock") in connection with the ComTel acquisition. The PIK Preferred Stock was valued at 75,000,000 pounds sterling ($126,277,000), the fair market value on the date of issuance. Each share of PIK Preferred Stock has a stated value of $1,000. Cumulative dividends accrue at 9.9% of the stated value per share. Dividends are payable when and if declared by the Board of Directors and may be paid, in the sole discretion of the Board, in cash, in shares of common stock, in shares of Convertible Preferred Stock or through any combination of the foregoing. As of September 30, 1998, accrued and unpaid dividends were $310,000. On December 22, 1999, all outstanding shares of the PIK Preferred Stock shall be redeemed for $1,000 per share together with accrued and unpaid dividends, at the Company's option, in cash, in shares of common stock, in shares of Convertible Preferred Stock or through any combination of the foregoing.

In 1997, NTL (UK) Group, Inc., a wholly-owned subsidiary of the Company, which is the holding company for its United Kingdom operations and the parent company of NTLIH, and NTLIH entered into an agreement with The Chase Manhattan Bank pursuant to which Chase has agreed to fully underwrite a term loan facility. In June 1998, in connection with the ComTel acquisition, the Company entered into an amendment to this term loan facility. In June and

                        NTL Incorporated and Subsidiaries


September 1998, the Company borrowed an aggregate of 475 million pounds sterling ($798 million). The effective interest rate on the amounts borrowed at September 30, 1998 was 9.776%. The bank loan was due on January 31, 1999, subject to extension to June 30, 1999. The term loan was repaid in full in November 1998 from proceeds of the 11-1/2% Notes and the 12-3/8% Notes. Chase has committed to make available to the Company a 480 million pounds sterling senior secured credit facility subject to the renegotiation of the term loan facility structure and pricing.

Effective October 29, 1998, the Company, NTL (Bermuda) Limited, a wholly owned subsidiary of the Company, and Comcast UK Cable Partners Limited ("Partners") consummated a transaction whereby NTL (Bermuda) Limited (the "Amalgamated Company") acquired all of the outstanding common stock of Partners. Shareholders of Partners received 0.3745 shares of common stock of the Company in consideration for each of their shares of common stock of Partners (an aggregate of approximately 18,700,000 shares of the Company's common stock). The Amalgamated Company has executed a First Supplemental Indenture relating to Partners' 11.20% Senior Discount Debentures due 2007 which provides for the assumption by the Amalgamated Company of the Debentures. As of September 30, 1998, Partners had 241 million pounds sterling ($409 million) of Debentures outstanding. Interest accretes on the Debentures at 11.20% per annum, compounded semiannually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash semiannually through November 15, 2007. The Amalgamated Company also has notes payable to Comcast U.K. Holdings, Inc. of 12 million pounds sterling ($20 million) as of September 30, 1998. The notes accrue interest at 9% per annum, compounded semiannually. The notes and accrued interest are due and payable in September 1999.

In August 1998, Partners and the Company entered into an agreement with Telewest Communications plc relating to Partners' and Telewest's respective 50% ownership interests in Cable London PLC and certain other related matters. Pursuant to this agreement, between April 29 and July 29, 1999, the Amalgamated Company can notify Telewest of the price at which it is willing to sell its 50% ownership in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase the Amalgamated Company's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to the Amalgamated Company. If the Amalgamated Company fails to give notice to Telewest by July 29, 1999, it will be deemed to have delivered an offer notice for 100 million pounds sterling. The sale or purchase by the Company as per the Cable London Shoot-out is expected to be completed by November 1999.

In June 1998, the Company entered into an acquisition agreement with Diamond Cable Communications, plc. Pursuant to this agreement, Diamond shareholders will receive 0.25 shares of the Company's common stock for each Diamond ordinary share. Diamond has approximately 60.7 million fully diluted shares outstanding, and the total consideration for the transaction will be approximately 15.2 million shares. Based on the closing price of the Company's common stock on the date of the agreement, the purchase price implies a total Diamond equity value of approximately $630 million. The closing of the Diamond acquisition is subject to shareholder approval, bond consents and customary closing conditions.

                        NTL Incorporated and Subsidiaries


The Company is highly leveraged. The accreted value at September 30, 1998 of the Company's total long-term indebtedness (including the Redeemable Preferred Stock) and as adjusted for (i) the Amalgamation (including the sale by Partners of its interest in Birmingham Cable Corporation Limited and the application of the proceeds therefrom), (ii) the redemption of the 10-7/8% Notes on October 15, 1998, and (iii) the issuance of the 11-1/2% Notes and the 12-3/8% Notes in November 1998, is approximately $4.5 billion, representing approximately 89% of total capitalization. The following table summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company.

                        NTL Incorporated and Subsidiaries



                                   11-1/2%             12-3/4%              10-3/4%              9-3/4%                 12-3/8%
                               Series B Senior     Series A Senior      Senior Sterling          Senior                 Senior
                               Deferred Coupon     Deferred Coupon      Deferred Coupon      Deferred Coupon       Deferred Coupon
                                    Notes               Notes                Notes               Notes                  Notes

Denomination                         $                    $             Pounds Sterling            $                      $

Net Proceeds (in 000's).....      582,000              145,125              170,584             778,340                241,967
Issue Date..................  January 30, 1996     April 20, 1995        March 13, 1998      March 13, 1998        November 6, 1998
Issue Price (1).............      57.155%              53.995%               58.62%              61.724%               55.505%

Aggregate Principal Amount
  at Maturity (in 000's)....     1,050,000             277,803              300,000            1,300,000               450,000
Maturity Date...............  February 1, 2006     April 15, 2005        April 1, 2008       April 1, 2008         October 1, 2008
Yield or Interest Rate (2)..      11-1/2%              12-3/4%              10-3/4%              9-3/4%                12-3/8%


                               February 1 and       April 15 and          April 1 and         April 1 and            April 1 and
Interest or Dividend              August 1           October 15            October 1           October 1              October 1
  Payment Dates.............    from 8-1-01        from 10-15-00        from 10-1-2003       from 10-1-2003         from 4-1-2004

Earliest Optional
  Redemption Date (4).......  February 1, 2001      April 15, 2000       April 1, 2003        April 1, 2003        October 1, 2003
                              105.75 (2001) to     103.64 (2000) to    105.375 (2003) to    104.875 (2003) to     106.188 (2003) to
Redemption Price (%) (5)....      100 (2003)          100 (2002)           100 (2006)           100 (2006)            100 (2006)
Conversion Price (6)........         N/A                 N/A                  N/A                  N/A                   N/A
Senior/Subordinated.........       Senior              Senior               Senior               Senior                Senior



                                         (Table continues on the following page)

                        NTL Incorporated and Subsidiaries



                                                         7%
                                   11-1/2%          Convertible            9-1/2%                  10%                Redeemable
                                   Senior           Subordinated       Senior Sterling          Series B              Preferred
                                   Notes               Notes               Notes              Senior Notes              Stock
Denomination                         $                   $             Pounds Sterling              $                     $

Net Proceeds (in 000's).....      607,031             267,437              121,161               389,000               96,625
Issue Date..................  November 2, 1998      June 12, 1996       March 13, 1998      February 14, 1997     February 14, 1997
Issue Price (1).............        100%                100%               99.670%                100%                  100%

Aggregate Principal Amount
  at Maturity (in 000's)....      625,000             275,000               125,000              400,000               100,000
Maturity Date...............  October 1, 2008       June 15, 2008        April 1, 2008      February 15, 2007     February 15, 2009
Yield or Interest Rate (2)..      11-1/2%                7%                  9-1/2%                10%                   13%

                                                                                                                  May 15, August 15,
                                April l and         June 15 and           April 1 and        February 15 and       November 15 and
Interest or Dividend          October 1 from        December 15            October 1            August 15             February 15
  Payment Dates.............      4-1-99           from 12-15-96         from 10-1-98         from 8-15-97         from 5-15-97 (3)

Earliest Optional
  Redemption Date (4).......  October 1, 2003      June 15, 1999         April 1, 2003      February 15, 2002     February 15, 2002
                              105.75 (2003) to     104.9 (1999) to     104.75 (2003) to       105 (2002) to        106.5 (2002) to
Redemption Price (%) (5)....     100 (2006)          100 (2006)           100 (2006)           100 (2005)            100 (2005)
Conversion Price (6)........        N/A                37.875                N/A                   N/A                   N/A
Senior/Subordinated.........      Senior            Subordinated           Senior                Senior                  N/A


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

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company will be required to consider a number of measures, including: (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications to the terms of such indebtedness, (iii) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (iv) seeking additional equity financing, or (v) a combination of the foregoing.

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

                        NTL Incorporated and Subsidiaries


To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of its networks in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At September 30, 1998, the Company had approximately $360 million in pounds sterling cash and cash equivalents to reduce this risk. In addition, the Company's pounds sterling denominated New Notes issued in March 1998 will also reduce this risk. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of 1 pound sterling to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for its U.S. dollar denominated debt and anticipated amounts of parent company expenses.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $27,656,000 and $62,899,000 in the nine months ended September 30, 1998 and 1997, respectively. The change is primarily due to a reduction in the operating loss and changes in operating assets and liabilities.

Purchases of fixed assets were $464,944,000 in 1998 and $354,919,000 in 1997 as a result of the continuing fixed asset purchases and construction in 1998.

Proceeds from borrowings, net of financing costs, of $2,093,602,000 in 1998 is comprised of the proceeds from the 9-1/2% Senior Sterling Notes, the 10-3/4% Senior Deferred Coupon Sterling Notes and the 9-3/4% Senior Deferred Coupon
Notes of $1,305,902,000 net of financing costs incurred of $39,481,000 and proceeds from borrowings under the bank loan of $841,908,000 less $14,727,000 paid for financing costs. Principal payments of $66,040,000 represent the repayment of borrowings under the bank loan.

YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

The Company has essentially completed its compilation of equipment and systems that might be affected by Year 2000 noncompliance. An impact and risk assessment is underway on all items to determine whether items are business critical, high priority or low priority. This assessment will include all information systems ("IS") and non-IS equipment with embedded technology such as air conditioning, generators and power supplies. All business critical and high priority items have been identified. The Company's billing, provisioning and customer service systems

                        NTL Incorporated and Subsidiaries


are being reviewed and modified for Year 2000 readiness which is expected to be completed by the end of 1998. Integration testing of the complete system will begin in early 1999 and is expected to require three months. Testing of other business critical and high priority items is in various stages with some areas up to 50% complete. The target for the completion of this testing is the end of March 1999. Where appropriate, remedial work has been minimized by bringing forward planned system revisions and retiring old equipment. The Company is also communicating with its suppliers with respect to the high priority and business critical items. A central database has been established to insure all issues are resolved. This communication is approximately 50% complete. A Millennium
Operations Plan is being created that details the key resources needed for problems that may arise over the Year 2000 weekend. All Business Continuity Plans are being reviewed and will be revised to account for special circumstances related to the Year 2000.

The Company expects to incur $13 million in 1998 and 1999 primarily in labor costs to compile inventories, assess risks, prioritize remediation projects, communicate with suppliers, maintain the supplier communications database, test remediations and implement remediations. The expected cost includes enhancements and upgrades that are part of the normal upgrades and system revisions.

As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and test remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

FORWARD LOOKING STATEMENTS

The information in the preceding paragraphs includes projections; in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ

                        NTL Incorporated and Subsidiaries


materially from those in these projections include general economic and business conditions in the United Kingdom, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital. The failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligations to update these projections to reflect actual results, changes in assumptions or changes in other factors affecting such projections.

                        NTL Incorporated and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1998, the Company filed a report on Form 8-K dated August 14, 1998, reporting under Item 5, Other Events, the announcement that Comcast UK Cable Partners Limited ("Comcast UK") and NTL entered into an agreement with Telewest Communications plc relating to Comcast UK's ownership interests in Birmingham Cable Corporation Limited and Comcast UK's and Telewest's respective ownership interests in Cable London plc.

          No financial statements were filed with this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NTL INCORPORATED



Date:  November 12, 1998              By: /s/ J. Barclay Knapp
                                         --------------------------------------
                                         J. Barclay Knapp
                                         President, Chief Executive Officer and
                                         Chief Financial Officer



Date: November 12, 1998               By: /s/ Gregg Gorelick
                                         --------------------------------------
                                         Gregg Gorelick
                                         Vice President-Controller
                                         (Principal Accounting Officer)