Form 10-K
period 1998-12-31
NTL INC /DE/
filed 1999-03-31
CIK 906347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M 10-K
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes |X|    No |_|

Indicate by check mark whether disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 23, 1999, valued in all cases in accordance with the NASDAQ/NMS closing sale price for the Registrant's Common Stock was approximately $5,504,096,000

Number of shares of Common Stock outstanding as at March 23, 1999:  73,303,103

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

          Document                                    Part of 10-K in which
                                                          Incorporated

Definitive proxy statement for the 1999 Annual               Part III
Meeting of the Stockholders of NTL Incorporated:

                                   * * * * * *

This Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

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

                                                 TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.   Business.............................................................1

Item 2.   Properties..........................................................52

Item 3.   Legal Proceedings...................................................53

Item 4.   Submission of Matters to a Vote of Security Holders.................53

PART II   ....................................................................54

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
            Matters...........................................................54

Item 6.   Selected Financial Data.............................................55

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................57

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...........69

Item 8.   Financial Statements and Supplementary Data.........................72

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................72

PART III  ....................................................................73

Items 10, 11, 12, and 13......................................................73

PART IV   ....................................................................73

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-k....73

Exhibit Index.................................................................74

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

      NTL Incorporated, formerly International CableTel Incorporated ("NTL" or the "Company") was incorporated in April 1993 under the laws of the State of Delaware.

      NTL is a leading communications company in the United Kingdom (the "UK"), providing residential, business and wholesale customers with the following services: (i) Residential Telecoms and Television Services, including residential telephony, cable television ("CATV") and Internet access services;
(ii) National Telecoms Services, including national business telecoms, national and international carrier telecommunications, Internet services and satellite and radio communications services; and (iii) Broadcasting Services, including digital and analog television and radio broadcast transmission services.

      NTL provides its broad range of services over local, national and international network infrastructure. The Company operates: (i) advanced local broadband networks serving entire communities throughout NTL's regional franchise areas; (ii) the UK's first synchronous digital hierarchy ("SDH") backbone telecommunications network, as well as satellite earth stations and radio communications facilities from NTL's tower sites across the UK; and (iii) a broadcast transmission network which provides national, regional and local analog and digital transmission services to customers throughout the UK.

      Management's objective is to exploit the convergence of the telecommunications, entertainment and information services industries to become a premier new era communications company in the UK, which will offer these services to residential, business and wholesale customers on a national scale. Management believes that the Company will be able to deliver its strategy, based on NTL's entrepreneurial approach, innovative marketing and technical excellence.

      In March 1997, the Company changed its name from International CableTel Incorporated to NTL Incorporated to reflect the integration of the services provided by the Company following its acquisition of NTL Group Limited in 1996, and to capitalize on NTL Group Limited's 40-year history in the UK as a provider of reliable communications services.

      In this Report on Form 10-K, references to "pounds sterling," "(pound)," "pence" or "p" are to the lawful currency of the UK and references to "U.S. dollars," "dollars," "$" or "(cent)" are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of certain pound sterling amounts into U.S. dollars and certain U.S. dollar amounts into pounds sterling. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or pounds sterling, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars and U.S. dollars into pounds sterling have been made at $1.6595 per (pound)1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the

Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1998. On March 23, 1999, the Noon Buying Rate was $1.6372 per (pound)1.00.

Principal Businesses

      Local Telecoms and Television Services

      The Company is the second largest operator of local broadband communications systems in the UK as measured by the number of customers, and has achieved the highest customer penetration and lowest churn rates of any multi-system operator in the UK. The Company is presently the sole provider of broadband services in its franchise areas, offering residential telephony, CATV and Internet access services to customers connected to its networks. These services are provided over local broadband fiber networks which have both coaxial and copper connections to the home. Based on operating results and experience gained by management in the United States telecommunications market, the Company has developed innovative marketing strategies which have increased customer penetration rates, customer retention and operating profitability.

      The industry in which the Company participates has demonstrated strong growth over the last several years. Since January 1, 1992, the industry has connected approximately 4.1 million telephone lines. Since January 1, 1994, the industry has more than doubled its market share of multi-channel homes to 45%. The following tables illustrates these statistics:

UK TELEPHONY CABLE INDUSTRY STATISTICS

                                                 Telephone Lines
                   -------------------------------------------------------------------------------
                                                                                      Residential
                        Total             Residential                               Telephone Line
                   Telephone Lines      Telephone Lines         Homes Passed         Penetration
                   ---------------      ---------------         ------------         -----------
January 1, 1999       4,070,866            3,567,786             11,904,341               30%
January 1, 1998       3,442,196            3,038,809             10,693,809               28%
January 1, 1997       2,278,113            2,039,081              8,351,310               24%
January 1, 1996       1,419,819            1,287,248              6,042,296               21%
January 1, 1995         717,566              649,350              4,116,971               16%
January 1, 1994         314,381              279,728              2,786,202               10%
January 1, 1993         106,989               92,715              1,954,829                5%
January 1, 1992          21,225                N/A                1,343,557               --

----------

                                          Multi-Channel Homes
                   -----------------------------------------------------------------

                    Broadband                           Total
                      Cable                        Multi-Channel     Broadband Cable
                   Subscribers        DTH Homes         Homes        As a % of Total
January 1, 1999     2,826,010         3,458,000       6,284,010            45%
January 1, 1998     2,373,548         3,583,000       5,956,548            40%
January 1, 1997     1,872,962         3,446,000       5,318,962            35%
January 1, 1996     1,326,842         3,170,000       4,496,842            30%
January 1, 1995       908,018         2,818,000       3,726,018            24%
January 1, 1994       611,423         2,438,000       3,049,423            20%

----------
Source: ITC; BSkyB

      As of December 31, 1998, NTL (not including recent acquisitions) had 471,000 residential customers, approximately 92% of which subscribed to both telephone and television services. At the end of 1998, NTL (not including recent acquisitions) had a total of 905,100 RGUs resulting in 44.2% customer penetration, 42.3% telephone penetration, 42.7% cable penetration and 85% RGU penetration of homes marketed. As of December 31, 1998, including the acquisition of the operations of ComTel Limited and Telecential Communications (collectively, "ComTel") and the amalgamation with Comcast UK Cable Partners Limited (but excluding Cable London Plc) ("Partners") and pro forma for the acquisition of Diamond Cable Communications Plc ("Diamond Cable"), the Company had approximately 1.2 million residential customers and over 1.9 million RGUs, resulting in 38.5% customer penetration, 36.3% telephone penetration, 28.9% cable penetration and 63.6% RGU penetration of homes marketed. By comparison, based on published statistics of the Independent Television Commission ("ITC"), as of January 1, 1999, UK cable penetration averaged approximately 30.0% for telephone and approximately 23.7% for cable television. As of January 1, 1999, the UK telephony cable industry had connected approximately 4.1 million telephone lines and approximately 2.8 million broadband cable customers.

      The following table illustrates operating statistics for the Company's newly constructed network:

                                                                                                                     PRO
                                                                                                                     FORMA
                                                                                                                      NTL
                                                                                                                   Combined
                                                                           NTL ONLY(*)                               (5)
                                           ------------------------------------------------------------------------------------
                                                                               December 31,
                                           ------------------------------------------------------------------------------------
                                                1998            1997              1996             1995              1998
                                           -------------   -------------     -------------    -------------      --------------
Homes passed (1)                               1,247,200       1,007,000           779,100          463,000           3,495,000
Homes marketed (Telephone)                     1,064,600         810,000           467,300          176,200           2,907,200
Homes marketed (Cable)                         1,064,600         810,000           467,300          176,200           3,046,800
         Homes marketed (as % of
    homes passed                                     85%             80%               60%              38%                 87%
Total customers (2)                              471,000         321,300           168,200           57,700           1,172,300
    Dual                                         434,000         287,200           133,800           44,630             764,700
    Telephone-only                                16,100          15,300            15,950            6,620             291,200
    CATV-only                                     20,800          18,800            18,450            6,450             116,400
Total RGUs (3)                                   905,100         608,500           302,000          102,300           1,937,000
Customer penetration                               44.2%           39.7%             36.0%            32.8%               38.5%
RGU penetration (4)                                85.0%           75.1%             64.6%            58.1%               63.6%
Telephone penetration                              42.3%           37.3%             32.0%            29.0%               36.3%
CATV penetration                                   42.7%           37.8%             32.6%            29.1%               28.9%
Annualized churn                                     10%             11%               10%               NM                  NA

----------

      (*) Excludes all recent acquisitions.
      (1) "Homes passed" is the expression in common usage in the cable industry as the measurement of the size of a cabled area, meaning the total number of residential premises which have the potential to be connected to the Company's network.
      (2) As of December 31, 1998, the Company also provided service to approximately 19,400 customers connected to acquired cable systems over which it does not offer a full range of services. The Company also has approximately 195,000 Internet customers.
      (3) An RGU (revenue generating unit) is one telephone account or one CATV account; a dual customer generates two RGUs.
      (4) RGU penetration is the number of RGUs per 100 homes marketed.
      (5) Includes Partners, ComTel and Diamond Cable. Excludes 50% ownership of Cable London.
      NA Not available.
      NM Not meaningful due to the limited customer base and recent commencement of services.

      The Company believes that much of its success during this period has been due to its marketing strategies and the introduction of innovative residential services packages which bundle telephone and a small selection of CATV channels within a single product offering. The Company also gives customers the opportunity to purchase additional channel packages and premium channels, as well as additional telephone lines and Internet access services. Consistent with the Company's objectives, the high penetration rates generated by this strategy have led to increased levels of gross profit contribution per home passed.

      The Company believes it has also maintained high levels of customer satisfaction as indicated by the Company's low rates of churn. As of the end of 1998, the Company had an annualized churn rate of less than 10%, a rate which is significantly lower than the published churn rates of the other UK telephone/cable operators.

      Local Broadband Network Construction

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

      Including recent acquisitions, NTL's local franchise areas cover approximately 5 million homes, spanning a broad geographic area across England, Scotland, Wales and Northern Ireland. As of December 31, 1998, including recent acquisitions, the Company's integrated full-service network (including recent acquisitions) had been constructed past approximately 3.5 million homes (or approximately 70%) of its homes under franchise. NTL's local broadband networks use advanced high capacity SDH fiber rings which serve entire communities, bringing fiber connections directly to businesses and "Siamese" coaxial/copper connections to residences. The Company estimates that, including recent acquisitions, its local franchise networks cover approximately 7,000 route miles of fiber backbone network, with approximately 400,000 fiber miles, and an estimated 75,000,000 route miles of coaxial/copper connections.

      The Company's licenses require it to roll out its network past a specified number of premises (or homes) each year. The total requirement for all the Company's licenses, including the recent acquisitions, is to pass approximately
4.7 million homes, which is less than the actual total of homes available to the Company should it wish to construct its network past them. The Company believes it will be able to satisfy its milestones, but there can be no assurance that such milestones will be met or that any application to modify those milestones would be accepted. If the Company is unable to meet the construction milestones required by any of its licenses and is unable to obtain modifications to the milestones, the relevant license or licenses could be revoked.

National Telecoms Services

      The Company offers national business telecoms, national and international carrier telecoms services, radio communications, satellite services and national Internet services.

      The Company's objective in National Telecoms Services is to successfully integrate its strategies for developing, operating and marketing local telephony/cable systems with its national network to provide high quality voice, data and video communications services throughout the UK. The Company has constructed a national SDH fiber telecoms network, which is one of only five independent national telecoms networks in the UK. The Company estimates that the NTL national network currently covers approximately 3,500 route miles and 140,000 fiber miles throughout England, Scotland and Wales. During 1998, the Company extended the network and to include the first resilient fiber connection between Northern Ireland, the Republic of Ireland and England, and, through its acquisition of Eastern Group Telecoms ("EGT"), expanded the network to reach international landing sites in southeast England.

      The Company intends to compete in the major segments of the UK telecoms market. According to published Office of Telecommunications ("OFTEL") statistics, the total annual telecoms market in the UK in 1997/98 was estimated at approximately (pound)24 billion. Of the total telecoms market, the Company estimates that approximately (pound)8 billion represents national business telecoms, (pound)2 billion represents carrier services and (pound)1 billion represents international carrier telecom services. The NTL national network has significantly expanded the Company's telecoms opportunities from the business within its franchise areas to the much greater UK national market.

      Combining Local and National Networks

      The integration of its local networks with the national telecoms network creates strategic advantages for the Company's telephony business. The national network allows the Company to carry telecommunications traffic between each of its franchise areas and throughout the UK and, therefore, achieve significant savings on the interconnection fees it pays to other carriers. In addition, using the national telecoms network gives the Company greater pricing flexibility and will enable the Company to design and offer new telephony service packages to its customers, which management believes should have a positive effect on the Company's penetration rates.

      The integration of its voice and data platforms creates strategic advantages for the Company's Internet business. A key issue facing telecom operators such as BT is how to transition high volume, lower unit value Internet traffic from the traditional voice networks, as early as possible onto the more cost-effective packet-based IP infrastructures. By routing Internet traffic at the edge of our network, via the transit layer, NTL is able to achieve this, and therefore optimizing its investment in switching infrastructure.

      The Company has made significant progress connecting its local switches to the NTL national network. Nearly all of the Company's local switches are connected either directly or via access hubs to the national network. In 1999, the Company will continue the development and connectivity of its networks, including the introduction of four additional local switches, a further international switch and a new national transit switching layer. The transit switching layer is expected to be comprised of 9 switches, which will be sited in major cities across the UK. It will act as a common interconnect gateway for voice and Internet traffic between NTL and other operators, and during 1999 will have connections to over 80% of the trunk network of British Telecommunications plc ("BT") for least cost routing. The Company has already begun carrying a portion of its own long distance voice and data traffic on the network. This will grow significantly during 1999 with the implementation of the transit network.

      National Business Telecoms

      In the business market, NTL emphasizes its regional focus and describes itself as a "nationally competitive but locally accountable" service provider, whose business purpose is to "enable businesses to become more efficient and effective".

     In addition to its national efforts, NTL continues to focus regionally upon education, healthcare, local government, and media and information technology companies. The NTL communications solution is attractive to these customers because of its reliable, high bandwidth solutions and because of the Company's ability to bundle several services together at attractive prices. The Company's program for education has not only provided value-added technology services to universities, but also has accelerated the connection of local secondary and primary schools to the Internet.

      The Company bases its approach to the large and medium-sized businesses on or close to its network, by grouping its products and services into five groups.

      The first includes NTL's simple "Access" services. These services connect the customer to the Company for inbound and outbound voice and data calls. These access services include traditional analogue Business Exchange Lines ("BELs") and Digital Business Exchange Lines ("DELs"). DEL services include Basis Rate Access ("BRA"), also known as "ISDN2", and Primary Rate Access ("PRA"), also known as "ISDN30". PRA services deliver DASS2 or Q931 signaling. These and other direct and indirect access services are priced competitively and offered in competition with a number of other direct and indirect suppliers.

      The other four groups of services and products are described as "Managed Voice", "Managed Data", "Internet" and "Enhanced Services".

      The Managed Voice service is best illustrated by the Company's Central Exchange "Centrex" service which presents the customer with business exchange lines configured as a "virtual PABX", complete with call-handling facilities normally associated with a traditional PABX (or PBX). The success of this product is best demonstrated in the East Midlands where eight of the 11 local government organizations use NTL Centrex as their main business service, including the Nottingham City Council with more than 3,500 lines.

      Managed Data services include fixed point-to-point private circuits at speeds from 64Kbit/s, through multiples of that speed (i.e. "n x 64Kbit/s", 2Mbit/s or "Fibrelink2") and multiples of 2Mbit/s, including a 10Mbit/s Local Area Network Extension services ("LANLink") and individually tailored 100Mbit/s and 155Mbit/s Services. Other services in this family include the provision of intersite data services with a particular transmission protocol, for example Internet Protocol ("TCP/IP"), Frame Relay and Asynchronous Transfer Mode ("ATM"). An example of these services would be the provision of a 155Mbit/s ATM network to a group of 16 university and hospital sites in South Wales.

      The Internet group of products and services ranges from "Dialup" customers to private circuits at speeds of 64Kbit/s and above. The Company expects to launch a range of new services and branded hardware products in the second and third quarters of 1999, which should include both entry level and advanced "firewalls", and a self-provisioning web-hosting service. The Company owns and provides all the support for VirginNet and provides service to BusinessNet and more than 20 other Internet Service Providers.

      "Enhanced Services" describes a range of Voice, Data and Vision services. The Company has created business solutions from enhanced telephony using Computer Telephony Integration and Interactive Voice Response solutions for Call Center operators (in configurations similar to the Company's own customer call centers). Other enhanced services are Closed Circuit Television and

Surveillance Systems ("CCTV"), like the installations at the Royal Yacht Britannia, Bristol Prison and many town and city centers across the UK.

      To date, the Company has been successful in obtaining telecoms contracts from businesses located within its franchise areas. As of December 31, 1998, the Company (excluding recent acquisitions) had over 13,100 business customers and approximately 50,800 business telephony lines installed, which represented nearly 100% increase over year end 1997 for both customers and lines. Including the recent acquisitions of Partners (excluding the 50%-owned Cable London franchise), ComTel and Diamond Cable, the Company had approximately 128,400 business telephony lines installed.

      Capitalizing on the extended reach of its national network, the Company is competing for a share of the business telecoms market on a national basis. Management believes that it can build on the strengths gained in its local franchise areas to approach targeted business users located in other areas of the UK, initially focusing on users with multiple business locations. NTL launched its national business telecoms service in November 1997 and its strategy is to target medium and large businesses, beginning with those located near the major urban areas currently served by the NTL national network.

      NTL has a variety of methods to connect the "last mile" to the customers' premise from the national network. First, as a certified national public telecommunications operator ("PTO"), NTL can readily obtain the permits to construct telecoms networks, and can therefore simply build out its network to reach customers. Although this is clearly the most costly, the expense can be justified in the case of large customers or when a significant level of traffic is obtained from several customers. Second, NTL has already been successful in utilizing its significant tower infrastructure to efficiently connect to customers using microwave radio links. As a result of its long history in broadcasting and other communications businesses, NTL owns or has direct access to over 1,300 tower sites in attractive locations all across the UK. Microwave radio represents an efficient and reliable method for connecting customer locations to the national network. Third, NTL can lease circuits on the local networks of other service providers to connect to the customers premises. Although this may reduce the operating margin on a particular account, it requires no capital expense, it can often be installed relatively quickly, and the circuit can be replaced at a later date if a more profitable connection method can be justified.

      In addition, the Company has been awarded a license to operate radio fixed access services at 10 GHz throughout the UK. The Company is currently undergoing test trials of the service in preparation for operational trials with major business customers. If the test trials are successful, and if the Company determines to seek and deploy the additional capital resources to pursue this opportunity and the networks are developed, the 10 GHz license would further facilitate the development of the Company's local access reach to large businesses.

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

      Carrier Services and International

      NTL competes in the growing market for bandwidth, voice and leased line services in the national and international wholesale telecommunications market. The Company provides digital leased lines from 2Mbits/sec to STM-16 on both a national and international basis. This capacity is used for voice, data, video and audio traffic to major regions of the UK, US and Europe. Customers include fixed line and mobile telecommunications operators, cable operators, Internet service providers, and various information technology and facilities management companies.

      NTL has considerably expanded its 'carriers' customer base over the last year through leveraging its own international, national and local infrastructure. Relationships with a number of major national and international operators have been established, notably:

      COLT where NTL has won 'preferred supplier' status for the distribution of COLT's traffic outside the London area. This covers bandwidths from 2Mb/s to STM-1.

      ENERGIS for which NTL provides high speed managed services to enable the operator to more effectively address its 'off-net' customer base.

      Global One, as part of this international operators' roll-out, NTL is providing managed services between London and Dublin over the recently completed and NTL-owned 'Sirius' sub-sea cable.

      Additionally, NTL has continued to grow its business within the Mobile Operators market sector. During 1998, both Vodafone and Orange considerably increased their requirements for inter- switch capacity, and as of December 1998, NTL supplied Orange with the majority of its inter-switch capacity.

      NTL has recently acquired EGT, thus gaining significant fiber assets connecting the east and south coast major submarine cable landing sites to London. This acquisition, in conjunction with the NTL fiber infrastructure to the South West, has enabled NTL to expand geographically providing international cable owners with connectivity to the main telecommunications hub sites in the UK. NTL has correspondingly developed its broadband product portfolio to specifically address the large bandwidth 'backhaul' services required by this customer base.

      The Company's international facilities license allows it to supply international services to other carriers in conjunction with achieving internal cost savings. NTL has entered into long-term agreements to purchase international telecoms capacity on new transatlantic fiber optic cables connecting the Netherlands, Germany, the UK and the United States. NTL recently completed the 'Sirius' extension of its UK SDH network to Ireland via two submarine cables and the installation of a duct route between Dublin and Belfast. This cable system is the first independent cable system to Ireland and has been reported to be the largest submarine cable system in the world with 48 fibers.

      NTL is also expanding its product portfolio to include virtual private networks, managed data networks, ATM, Frame Relay and multi-media services. NTL recently gained international connectivity to Scandinavia, France and Italy. The Company has extensive satellite coverage from three UK teleports providing voice, bandwidth, data and media services to most of the world.

      Radio Communications

      The Company's Radio Communications group ("RadioComms") offers a full range of services, including the operation of radio networks and the provision of support and maintenance services to customers with "Mission Critical" radio communications needs.

      This Division serves an estimated 70% of the radio installation and maintenance market for Public Safety Services within England and Wales and includes associated customers such as HM Prison Service and HM Coast Guard. These customers provide a steady source of revenues for NTL, and have also proven to be very effective references for other NTL services and products. NTL's track record for reliability and responsive customer care is also clearly demonstrated through these customers.

      RadioComms is involved in mobile communications maintenance, support and facilities management. This enables RadioComms to offer customers the optimum solution to their requirements, from equipment specific component repair/replacement, to full turnkey site and equipment maintenance.

      The Company intends to secure further customers and contracts, expanding from facilities and maintenance activities into complete outsource arrangements. The Company has positioned itself to effectively compete in the major growth sector in the radio communications market over the next five years, from both public and private mobile operators. Several large contracts of this type are under bid process this year, with contract awards expected in 1999. Long-term contracts (typically greater than five years) of this nature, if awarded to the Company, are expected to substantially increase the revenue profile of RadioComms and help maintain the revenue stability of the Company overall. There can be no assurances that such contracts will be awarded to the Company.

      The UK market in radio communications continues to grow strongly. The Company also has concentrated on growing its owned and managed portfolio of radio sites and generating revenue through the provision of site sharing facilities to mobile communication operators. During 1998, the UK site sharing businesses of Simoco and EGT were acquired and further portfolio growth was achieved through site management deals with three additional fire brigades.

      NTL Internet

      NTL Internet provides residential, wholesale and business Internet access and support services, consulting and systems integration services, and Intranet design and implementation. In 1995, the Company launched its Internet access service as a national service throughout the UK. This service provides access to the World Wide Web to customers in and outside its Regional Areas. NTL

Internet provides Internet service on a wholesale basis to other Internet service providers as well as on a retail basis.

      NTL Internet has become one of the fastest growing Internet carriers in the UK. The Company currently services more than 200,000 Internet users, primarily through its wholesale relationships with Virgin.Net, Which? Online and others.

      In 1996, the Company established the Virgin.Net joint venture with Virgin Communications Limited ("Virgin"), which began offering service in November 1996 under the name Virgin.Net. The joint venture is owned 49% by a subsidiary of the Company and 51% by Virgin and is intended to offer Internet access and interactive services to UK consumers and small office/home users. In addition, Virgin.Net has contracted NTL Internet to provide the dial-up national network and back office structure necessary for access to Virgin.Net and the Internet.

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

      National Consumer Services

      National Consumer Services ("NCS") is NTL's first retail offering to the UK consumer outside its franchise areas. NCS will carry the consumer's telephony traffic via Indirect Access for voice and Internet calls. The bundle of services will provide Internet access via the PC or through NCS's TV-Internet set top box which enables full Internet access without the need to purchase a PC. It is estimated that of the 26.5 million UK homes, over 18 million homes have neither a PC nor Internet service. Through this service, NTL will also offer a per minute national call tariff of 3p/day, 2p/evening and 1p during the weekend.

      Digital and Interactive Services

      The Digital Services division includes NTL Interactive, which is developing a range of interactive services for television and other platforms, the Digital Technology group, which is involved in the deployment of NTL's digital cable, and the Digital Media Centre, a digital TV and interactive content playout center.

      NTL Interactive is responsible for the aggregation of a range of types of interactive content into a seamless service which can be deployed on NTL's interactive television services, such as TV- Internet and digital cable. The division has partnered with Internet, CD-ROM, and TV content owners, among others, to deliver a wide ranging interactive service, including Education, Home Shopping and Banking, Travel, Entertainment, Games, News, Sport and Local content areas. NTL Interactive has positioned itself to be able to gain distribution for its services on other platforms, both inside and outside of NTL. The Digital Technology group provides a resource pool of technological expertise to be applied to individual projects, such as NTL's digital cable project, and investigation and trialing of next generation technologies which could be used to deliver NTL's services. The Digital Media Centre is set up to manage the playout of NTL's digital television services, including digital cable, NTL's interactive services, and other digital television channels, such as British Eurosport.

     The digital and interactive division is also responsible for managing NTL's investments in SDN and Digital One division. NTL has a 33% stake in SDN, the operator of a national Digital Terrestrial television license, which will commence broadcasting commercial services in 1999. In addition, NTL has a 33% stake in Digital One, the operator of the exclusive national commercial Digital Radio license, which will also commence services at the end of 1999.

      Broadcast Services

      The Company's Broadcast Services group includes the original core business of NTL Group Limited which has been providing television and radio broadcasters with broadcast transmission services for more than 40 years. This group designs, installs, operates and maintains new transmitter networks and has a spectrum planning service to plan the coverage of television and radio networks. It operates a national infrastructure in the UK of over 1,300 owned and shared transmission sites which deliver broadcast signals for ITV, Channel 4, S4C, Channel 5, Teletext and many of the UK's independent local, regional and national radio broadcasters. In addition to transmission services, the Broadcast Services division markets value added services to its existing television customers including additional monitoring services, reserve system services and contribution/distribution services.

      NTL has been involved in broadcast television since the 1950s when it designed and built the television transmission system for the UK's first independent commercial television network. The Broadcast Services group provides the Company with a stable contracted revenue stream from a variety of customers through long-term contracts generally with eight to ten-year terms. The projected total value of the Company's currently contracted revenues for national telecoms and broadcast services from January 1, 1999 through December 31, 2007 is more than $2 billion.

      The foregoing projection of the expected approximate revenues receivable pursuant to existing contracts, which includes Channel 3, Channel 4 and S4C transmission contracts, is based on various factors and was derived utilizing several assumptions. Important assumptions and other important factors that could cause actual revenues to differ include, among other things, general economic conditions, the regulatory regime prevailing from time to time, adherence to the construction, service and other obligations of such contracts, absence of labor or weather difficulties, absence of defaults, particularly payment defaults, by the counter-parties to such contracts or the termination or non-renewal of such contracts. The Company assumes no obligation to update this projection to reflect actual revenues received by the Company, changes in assumptions or changes in other factors affecting the information presented. The contracts with the ITV companies and Channel 4 terminate on December 31, 2012, or at the time of analogue switch-off, whichever occurs first. If analogue switch-off occurs later than December 31, 2012, the contract can be extended on a daily basis. The contract with S4C presently terminates on December 31, 2002. Although historically the ITV companies have renewed their contract, there can be no assurance that they will do so upon expiration of the current contract, that they will not seek to obtain more favorable terms or that they would not seek to obtain from third parties all or a portion of the transmission services currently provided by the Company. The loss of this contract could have a material adverse effect on the business of the Company.

      Television Broadcasting

      The Company currently provides broadcast transmission services for three of the five national television channels in the UK. Channel 3, Channel 4/S4C and Channel 5 are all currently broadcast from NTL's network of over 1,300 owned and shared transmission sites.

      In November 1998, NTL made broadcasting history with the launch of the first ever digital terrestrial television network. Two of the four recipients of the Digital Terrestrial Television ("DTT") multiplexes, Digital 3 & 4 and SDN, selected the Company as the supplier of transmission services. The Company has contracted to provide a complete, end-to-end service, including studio compression, transmission and full systems integration. The Company has successfully completed on time the first phase of the build program from play-out centers to transmission. Both of the two new networks were available for services as required in November 1998 and will undergo further expansion in 1999.

      Radio Broadcasting

      The Broadcast Services division also offers a range of services to local and national radio broadcasting licensees in the UK including: target service area planning; site location, installation and construction; and equipment selection, procurement, operation, monitoring and maintenance. This division offers total broadcast contract services ("TBCs"), where it designs, builds, owns and maintains the operator's transmission facilities, and facility management contract services ("FMCs"), where it maintains customer-owned equipment and administers the operation of the transmission service. It maintains over 70 TBCs and 60 FMCs.

      In 1998, NTL was successful in winning 8 year transmission contracts for both of the new regional radio licences advertised in the year, and successfully entered the new small market radio sector, winning a total of eight contracts. NTL also successfully negotiated long term contract extensions, for terms up to 10 years, with two of its major radio customers.

      In digital radio, the Company believes it is positioned to be a major supplier of transmission and distribution services. In 1998, NTL signed a transmission contract worth (pound)50m over 12 years with Digital One, the successful licence winner for the only national commercial multiplex. The Company is also well positioned to win transmission contracts for the 26 local Digital Radio multiplex licences which will be rolled out in 1999 and 2000.

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

      Management believes that the Company is uniquely placed to capitalize on the two major trends that will shape global broadcasting in the coming years; privatization and digitalization. In 1998, there has been focus on creating partnerships with major broadcasters to design, build and operate complex digital broadcast systems. NTL's strategy is to transfer our success in UK to other countries (see also "Recent Developments").

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

      Installing Flexible Integrated Full-service Networks. This strategy allows the Company to pursue four revenue streams--residential cable television, residential telephony, business telecommunications services and Internet access services--without significant incremental cost in fixed investment. The integrated full-service networks provide a high-speed, high-capacity, two-way communications pathway to the consumer that is capable of delivering new services which may emerge from the convergence of telecommunications, information and entertainment. Such embedded flexibility allows NTL to adapt its national network to offer Frame Relay and Asynchronous Transfer Mode ("ATM") services.

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

      Providing Superior Customer Service. The Company believes customer service and attentiveness to the needs of customers are critical to the continued growth of its residential and business services and places great significance on consistently servicing customer requirements. The Company operates multiple customer call centers, including three large centers in Luton, South Wales and Central Scotland, as well as multiple call centers throughout the regions of the recently acquired businesses (see "Recent Developments"). Calls are answered 24 hours a day, 365 days a year. The customer call centers currently employ approximately 500 people, who are specially trained to deal with customers' inquiries and needs with respect to the Company's various products and services. Each customer representative attends a four week in-house specialized training program, which is focused on increasing a representative's knowledge of NTL's corporate culture and products and providing the individual with specific sales skills as well as a better understanding of the level of service expected to be provided to potential and existing customers on an ongoing basis. Finally, as NTL recognizes the importance of the installation in the customer's satisfaction with the services, management has focused on monitoring installers' performance closely to ensure compliance with strict quality standards and scheduling installations to suit customers' requirements.

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

      Gaining Cost Efficiencies. The Company gains cost efficiencies by centralizing certain services provided to the franchise areas in the Company's head office in Farnborough. Examples include network planning, marketing, information systems and legal affairs. Alternatively, those cost centers which are critical to penetration, customer service, and retention are located as close to the customer as possible. Examples include construction management, sales, customer service, and network maintenance, which are all located in each of the Regional Areas.

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

      Residential Marketing

      The Company markets its local telecoms and television service under the NTL/CableTel name and promotes its image as an integral part of the emerging information super-highway. This marketing strategy includes the following concepts in the Company's advertising, literature and other materials:

      o     positioning NTL as a local telephone company;

      o introducing alternative telephone service, multi-channel television and Internet access as the first of an expanding array of services which will be carried on the network in the future;

      o emphasizing that the Company is bringing "more choice" in television viewing, "better value" in telephone service and "state of the art" communications technology in providing access to the Internet;

      o demonstrating the Company's commitment to quality, value and service in its offerings as evidenced by its Code of Practice approved by OFTEL;

      o building interest, awareness, and credibility for the Company's services.

      The Company employs an extensive direct marketing and selling approach to gain customers. The Company begins to build a relationship with our communities before construction commences in a given area by closely coordinating its upcoming activities with local government authorities and community groups and eliciting feedback on ways to minimize disruptions and inconvenience. Information packages and construction notices are delivered to the neighborhood prior to construction. The Company's consumer affairs advisors personally visit affected neighborhoods and households in order to meet the special needs of the residents. All written and telephonic inquiries from residents are input by name into a lead-tracking database, so that when areas are released to marketing, the Company's sales personnel have complete customer profiles of the residents in their selling area.

      The Company initiates its marketing in an area by direct mail, which is followed by a personal appointment with a Company sales advisor. In some regions, the sales visit is also preceded by the hand delivery to every household of a videotape which describes NTL and its services. All information regarding both current and future sales opportunities is entered into the database, and current sales information is updated in the Company's provisioning, billing and subscriber management system. Unsold household data is maintained for future telemarketing, direct mail, and re-marketing by the sales force.

      As an additional service, the Company launched pay-per-view services to its customers in March 1998. The Company has entered into a joint venture with TeleWest, General Cable and Diamond Cable for the provision of a cable-only movie, sport and event pay-per-view television service called Front Row. The joint venture comprises approximately 60% of the UK cable television industry and represents the alternative to BSkyB's dominant position in movie and sports rights for pay television. The pay-per-view service will be available to other cable operators subject to agreeing terms of carriage. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tristar) and the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone).

      Additionally, as part of NTL's focus in ensuring and maximizing customer retention, the Company usually charges an installation fee (currently (pound)49.99 including VAT), which is often discounted. It also adopts a one year service agreement and encourages direct debit payment as the "standard". The installation fee and one year contract provide qualifying mechanisms to ensure that the customer understands and recognizes the value of the services, while the encouragement of direct debit payment helps to avoid non-payment or non-payment related cancellations.

      Bundled Product Offerings. The Company's product and pricing strategies emphasize choice, value, and quality and are designed to encourage subscription to multiple services and maximize long-term customer retention. With its integrated dual service network, the Company has the opportunity to offer bundled telephony, Internet and CATV services.

      Following the success of a trial in certain of the Company's franchises, in November 1996, the Company announced the introduction of a new promotional pricing and packaging structure called "Choices" for its telephony and CATV service. The Choices packaging structure is still in place today and has been extremely successful for the Company. The First Choice entry package offers the customer the Company's telephone service, plus a choice of either (i) a limited selection of television channels which includes all of the terrestrial channels, several popular CATV channels and one NTL exclusive local TV channel, (ii) Internet access service or (iii) a second telephone line. The current price for First Choice is (pound)8.87, which is approximately the same as BT's current line rental charge. This means that NTL's customers can receive their telephone line plus cable television, Internet access or a second telephone line for the price of the monthly telephone line rental alone from BT. Customers can add either or both of the two other choices for (pound)5 each.

      The customer is also encouraged to choose from several genre-based tiers of mini packages called Choice Collections and the Popular Collection, each of which includes a number of additional cable channels. The Premium Choices packages enable the customer to select from several premium channels each of which can be purchased for an additional charge.

      The Company believes that this type of bundled and flexible service package is responsive to the desires and tastes of its customers. The packages also give the customer the opportunity to trade up or down rather than churn. NTL seeks to gain incremental revenues by pulling customers through to higher tier packages. The promotional offer of Sample Choice serves as a shop window for other incremental services. In addition, the Company encourages subscription to multiple services by offering a "two for one" discount on installation charges.

      Value for Money. The Company also emphasizes the "value" of its residential telephone service. By bundling its telephone service with a choice of additional services for the price of BT's telephone line rental, the Company believes that it offers its customers greater value for their money.

      In addition to these savings incentives, using the national telecoms network gives the Company greater pricing flexibility and therefore enables the Company to design and offer new telephony service packages to its customers. By integrating its national telecoms network with its local networks, the Company is able to bypass a portion of the wholesale long distance fees charged by BT and other carriers for carrying calls to and from the Company's local telephone networks. This increased flexibility positions the Company to introduce more volume-oriented and/or geographically based calling plans designed to give the customer even greater choice and value. Management believes that increased ability to design attractive marketing plans and to better package services versus its competitors should have a positive effect on the Company's penetration rates.

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

      Business Marketing

      In the business market, NTL is recognized as having the third largest national telecommunications network in the UK. The Company is leveraging this in two ways; firstly through a dedicated team of national account managers dealing with the largest national accounts including many of the other services carriers, and also through the regional sales and marketing structure.

      NTL's sales strategy within its regional bases employs a mixture of telephone sales and marketing for the single line businesses and a direct and consultative sales approach for the larger businesses.

      NTL is market-driven and has analyzed the market and segmented it into eight communities of interest - for example, health, education, information technology - and treats its smaller towns as a unique community of interest. The sales and marketing teams are structured to support this approach.

      NTL offers a choice of voice, data, vision and Internet services as described under 'Business Telecommunications'.

      Carriers Marketing

      The liberalization of the Telecoms market in the UK has seen a number of alternative national and regional operators emerge. NTL has and expects to continue to successfully serve this marketplace through its strategy of providing high quality and competitively priced services. Additionally, NTL continues to leverage its specialized ability to provide tailored solutions necessary to serve this demanding market.

      The rapid expansion in voice traffic is expected to continue and NTL has entered into interconnect agreements with national and international operators to both reduce the costs of carriage and termination of NTL originated traffic and for the termination of other carriers' traffic.

      The expected growth in the number of international operators building and operating submarine cable systems has and continues to materialize with many of these cables transiting the UK. NTL has considerably increased its physical connectivity to UK international cable landing stations and products have been successfully developed to address the needs of these international cable operators for backhaul services between the cable landing sites and the major UK international nodes such as Telehouse, London.

      NTL believes the UK market for wholesale data services is significant and growing rapidly due to the fast growth in IP, Internet and other data traffic. Utilizing the state of the art NTL ATM network, the Company has developed Frame Relay and ATM wholesale products to address this increasing demand for high speed data connectivity. Additionally, leveraging NTL's core data network, local loop infrastructure and connectivity to the main international UK nodes will allow the Company to address the needs of international operators for the termination/origination of UK bound/generated data traffic.

The NTL Networks

      Local Broadband Networks

      The Company believes that its advanced network design is sufficiently flexible to permit it to deliver a wide variety of existing entertainment, telecommunications and information services and will enable it to offer anticipated new services in the future without incurring significant additional construction costs to adapt its existing underground network. The Company estimates that, including recent acquisitions, its local franchise networks cover approximately 7,000 route miles of fiber backbone network, with approximately 400,000 fiber miles, and an estimated 75,000,000 route miles of coaxial/copper connections.

      Network Design and Functionality. The Company is installing its cable/telephone and telecommunications network using established state-of-the-art technology, deploying fiber optics directly to business concentrations and residential nodes typically averaging 600 telephone lines or 500 homes respectively, and installing spare duct and transmission capacity in excess of anticipated needs. In this manner, the Company achieves the cost efficiencies and rapid deployment that using standardized equipment entails, while retaining the flexibility to expand and adapt its network over time with little or no additional underground or construction investment.

      The design and construction of a new network varies depending upon factors including the number of route miles to be installed, density of homes and businesses, type of surface, and the architecture of the network backbone. Each system has been designed with at least one head-end and at least one telephone switching office. Each system's head-end and telephone switching office is directly connected to each node by fiber optic cable. Each node is then connected to a subscriber's premises. Construction of each system has been planned on a neighborhood-by-neighborhood basis to allow revenue generating operations to commence in a neighborhood as construction of the portion of the system serving such neighborhood is completed.

      Fiber Optics. The evolution of fiber optic technology over the past decade, including increases in the capacity of laser transmitters and decreases in the price of optical receivers, has enabled the economic deployment of fiber optic cable much closer to the customer than in traditional coaxial cable CATV and twisted copper pair telephone networks, thereby improving the quality and capacity of the CATV and telephone service. The main advantages of deploying fiber in place of both coaxial cable or copper wire are its smaller size, greater capacity, freedom from electrical interference, and significant reduction of the requirement for periodic maintenance. The Company is deploying fiber to nodes which are normally less than several hundred meters from the furthest home.

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

      NTL's local telecommunications network uses a SDH redundant-ring based architecture, which improves the Company's ability to flexibly deploy capacity and further enhances system resilience. Telephone signals are carried from the node to the home over traditional copper pair, over a shorter distance than in traditional telephone networks, which improves signal quality and allows higher bandwidth services to be more easily deployed. To connect its residential customers, the Company uses a "dual drop" consisting of "Siamese" coaxial cable, capable of transmitting 1 GHz of bandwidth, and two copper twisted pairs capable of providing two telephone connections. Large business customers are connected to the telephone network directly through fiber optic cable or microwave.

      National Telecoms Network

      The Company's national network was designed specifically for the high volume telecommunications market in the UK and it incorporates many customer sites directly into the backbone network. Expertise in designing and installing this network was gained through nearly 40 years of managing its television transmission network. The Company estimates that the NTL national network covers approximately 3,500 route miles and 140,000 fiber miles across England, Scotland and Wales. During 1998, the Company extended the network to include the first resilient fiber connection between Northern Ireland, the Republic of Ireland and England. In addition, in

December 1998, the Company acquired EGT. This acquisition expanded NTL's network to cover southeast England.

      The national network is a fully redundant, SDH digital fiber network. The major fiber routes are complemented with microwave radio connections which increase the capacity and reach of the network. SDH is an advanced technology which is being increasingly adopted by the telecoms industry for the high speed transmission of voice, data and video. The Company believes that SDH technology improves network reliability and performance and provides greater flexibility than conventional transmission architecture. Provision speeds are also generally higher with SDH because it is remotely driven by software. In addition, network availability, reliability, management, and routing are also superior to conventional transmission architecture because signals are automatically re-routed to the best path available if another is degraded. Management believes that NTL has a competitive advantage over other carriers such as BT and C&WC because SDH technology has been built in its networks from the start, thus avoiding integration problems with older technology.

      The NTL national network has been designed with significant existing capacity as well as the ability to efficiently increase capacity in the future. The fiber optic backbone network consists of fiber optic cable which generally contains 24 pairs (48 fibers), each pair providing 16 x 155Mbits/sec (STM-16). NTL has also provided for spare fiber optic pairs as well as duct space. For example, the trunk route specification provides for two large ducts, each with capacity for 4 sub-ducts, only one of such sub-ducts is currently used. Therefore, the network capacity can be increased by a further seven times with minimal incremental capital cost.

      The national network supports voice, data, video, Internet and broadcast services. It provides the backbone for local franchises, carrying national and international destined traffic across the country. All local franchises and main broadcast sites are directly linked into the national network.

      NTL's local and national networks are not only physically but also operationally integrated. In 1997, the Company created a Network Operations and Management directorate, responsible for the central monitoring, operations and management of both the local and national networks. From one location, NTL operators are able to remotely monitor the networks, identify faults and contact local field operators for repair (if necessary) and maximize network capacity utilization by accessing information about both the local and national networks simultaneously.

      During 1998, NTL implemented an umbrella management system to enable multiple platforms and equipments from different suppliers to be managed under a single system. This will allow NTL to exploit the synergies between new local franchises and its national network more rapidly.

      National Broadcast Transmission Network

      The Company's television transmission network consists of over 1,300 owned and shared transmission sites, with towers ranging from fifteen feet to nearly twelve hundred feet in height. The division's transmission tower at Emley Moor in Yorkshire is the UK's tallest free-standing structure at over 1,000 feet. These towers are complemented by other transmission sites and relay stations situated throughout the UK.

      In addition to the transmission sites owned by this division, this division also shares sites formerly held by the BBC (now held by Castle Transmission), allowing it to complete its nationwide coverage. In all, the Company maintains over 2,000 transmitters, currently monitored from our national control center at Emley Moor and maintained by a field force strategically positioned in 54 locations across the UK.

      The transmitters of the Broadcast Services division range in size from a 2 watt repeater which serves a small village to 500 kilowatt main stations that cover large metropolitan areas. All of the transmitters which are analog can be divided into two categories, solid state circuitry and klystron tube. The klystron tube transmitters have been manufactured by Pye and Marconi, while the solid state units were manufactured by Harris, NEC, Thomson and CML, all reputable manufacturers of transmission equipment. Klystron tube-type television transmitters have a useful life of 20 to 25 years, while the solid state transmitters can last well beyond this time frame. Solid state transmitters require less maintenance than klystron transmitters.

      In addition, this division has built and currently operates and maintains radio transmission facilities for a number of independent local radio operators. These facilities share components of the Company's television transmission network infrastructure.

Recent Developments

      Holding Company Structure

      On or about April 1, 1999, NTL will form a holding company under the Delaware General Corporation Law which will be the new publicly traded company of the NTL group of companies. Each share of NTL will be converted into a share in the new holding company which will continue to trade on NASDAQ and EASDAQ. NTL will become a wholly-owned subsidiary of the new holding company. Through other subsidiaries, the new holding company will pursue opportunities outside the United Kingdom and the Republic of Ireland; the first such investment will be the acquisition of NTN described under "Australian National Transmission Network" below.

      Australian National Transmission Network

      In March 1999, the Commonwealth of Australia accepted NTL Australia's bid to own and operate the Australian National Transmission Network ("NTN").

      Under the terms of the acquisition agreement, NTL Australia, which will be an indirect wholly-owned subsidiary of the new holding company described above, will purchase all of the shares of National Transmission Company (the entity which will hold all of the NTN assets) for an aggregate purchase price of approximately $650 million Australian ($407 million U.S.). The closing is expected to occur early in the second quarter of 1999.

      NTN operates from over 560 tower sites and provides exclusive television and radio transmission services to Australia's only national TV and radio broadcasters, ABC and SBS. In addition, NTN serves regional and community TV and radio broadcasters, and provides equipment hosting services to telecom operators and emergency service communications provides on its towers. NTN's customers include Telstra, WIN Television, Prime Television, Vodafone and Air Services Australia. NTN holds long term contractual relationships with the majority of its customers.

      Broadcast and Tower-related Opportunities

      NTL's board of directors has approved the pursuit of alternative corporate financial strategies with regard to its broadcasting and tower-related opportunities. These strategies are intended to provide the division with more flexibility to pursue future opportunities and to illuminate the value of those assets, while leaving the cash flow from its UK operations within NTL.

      Diamond Acquisition

      On March 8, 1999, the Company acquired all of the shares of Diamond Cable Communications Plc ("Diamond Cable") pursuant to an acquisition agreement with the shareholders of Diamond for an aggregate of approximately 13 million shares of Company Common Stock. In connection with the acquisition of Diamond Cable, Diamond Cable expects to make a Change of Control Offer pursuant to the terms of the indentures governing Diamond Cable's indebtedness. The Company has entered into a bridge facility to finance the redemption of Diamond Cable bonds tendered, if any, which is subject to certain funding conditions.

      Strategic Partnership with Microsoft

      On January 25, 1999, Microsoft Corporation ("Microsoft") and the Company agreed to jointly develop new broadband services for delivery to customers in the UK and Ireland. In addition, on January 28, 1999, Microsoft purchased $500 million in 5 1/4% Preferred Stock of the Company. Such 5 1/4% Preferred Stock is convertible into the Company's Common Stock at a conversion price of $100 per share, is redeemable in 10 years for cash or Company Common Stock and may be redeemed by the Company on the earlier of 7 years or the date on which the Company's Common Stock has traded above $120 for 25 consecutive days.

      Microsoft and the Company have agreed to work closely together with respect to the development of new digital services and intend to enter into additional agreements throughout 1999 regarding software and services. In addition, on January 28, 1999, Microsoft received 1.2 million five-year warrants to purchase the Company's Common Stock at an exercise price of $84 per share.

      EGT Acquisition

      On December 22, 1998, the Company acquired EGT (formerly Eastern Group Telecoms Limited) from Eastern Group Plc for (pound)60 million in cash and (pound)31 million in 9.9% Preferred Stock, Series B of the Company. This Preferred Stock has a pay-in-kind coupon of 9.9%, will mature in 2008 and is redeemable within 18 months from issuance for, at the Company's option, cash or Company Common Stock.

      EGT is headquartered in Ipswich, England, and is comprised of two business divisions. The telecoms division utilizes a 1,800 km fiber-optic network across the southeast and east of England, and the radio sites division, consisting of 121 radio masts across East Anglia, serves the UK's major mobile phone network operators.

      Newcastle United Share Acquisition

      On December 17, 1998, Premium TV Limited ("Premium TV"), a wholly-owned subsidiary of the Company, acquired 9,000,000 shares, or 6.3%, of Newcastle United PLC ("Newcastle United") from Cameron Hall Developments Limited ("CHD"), the majority shareholder of Newcastle United, for approximately (pound)10 million in cash.

      In conjunction with the sale of such shares, CHD also entered into an irrevocable commitment to Premium TV which provides that if Premium TV makes a general offer for all of the issued share capital of Newcastle United, CHD will accept such offer in respect of the remaining balance of its shares in Newcastle United, representing 50.8% of the issued share capital of Newcastle United. If made, any such offer would be at a price of 111.7p per share in cash and may, if Premium TV so decides, carry a full zero coupon loan note alternative.

      Premium TV's decision regarding whether to make such an offer may be influenced by, among other things, the substance of the report by the Monopolies and Mergers Commission on the proposed offer for Manchester United Football Club by BSkyB. The irrevocable commitment given by CHD is binding until 12 weeks following the publication of such report, subject to extension in certain circumstances.

      Partners Acquisition

      On October 29, 1998, pursuant to an agreement and plan of amalgamation with Comcast UK Cable Partners Limited ("Partners"), a wholly-owned subsidiary of the Company amalgamated (the "Amalgamation") with Partners. Shareholders of Partners received 0.3745 shares of the Company's Common Stock for each common share of Partners, an aggregate of approximately 18,764,000 shares of the Company's Common Stock.

      Partners was formed to develop, construct, manage and operate businesses in the UK cable and telecommunications industry. As of September 30, 1998, Partners had interests in four operations: Birmingham Cable Corporation Limited ("Birmingham Cable"), in which Partners owned a 27.5% interest (the "Birmingham Cable Equity Interest"), Cable London PLC ("Cable London"), in which Partners currently owns a 50% interest (the "Cable London Equity Interest" and, together with the Birmingham Cable Equity Interest, the "Equity Interests"), Cambridge Holding Company Limited in which Partners currently owns a 100% interest, and two companies holding the franchises for Darlington and Teesside, England (collectively, "Teesside"), in which Partners currently owns a 100% interest.

      As a result of the execution of the Amalgamation, TeleWest Communications Plc ("TeleWest"), which at that time owned a 27.5% interest in Birmingham Cable and a 50% interest in Cable London, had certain rights to acquire the Equity Interests. Pursuant to an Agreement in Respect of the Rights of First Refusal Relating to Birmingham Cable and Cable London, dated August 14, 1998 (the "TeleWest Agreement"), between the Company, Partners, TeleWest and TeleWest Communications Holdings Limited, the Birmingham Cable Equity Interest was sold to TeleWest immediately prior to the consummation of the Amalgamation for approximately (pound)130 million in cash. Pursuant to the TeleWest Agreement, TeleWest and Partners passed a special resolution to Cable London's articles of association which, for purposes of the Amalgamation, effectively eliminated the rights of TeleWest to acquire the Cable London Equity Interest. However, the TeleWest Agreement generally provides that, at any time during the period beginning April 29, 1999 and ending July 29, 1999, NTL will either sell the Cable London Equity Interest to TeleWest or purchase TeleWest's 50% ownership interest in Cable London.

      ComTel Acquisition

      On June 16, 1998, the Company entered into an acquisition agreement (the "ComTel Agreement") with Vision Networks III B.V., a wholly-owned subsidiary of Royal PTT Nederland NV (KPN), for the acquisition of ComTel. ComTel operates telephony/cable networks in the UK, and its franchises cover approximately 1.1 million homes and are located in the Midlands and South East England regions, covering areas including Oxford, Swindon, Coventry and Stratford.

      Pursuant to the ComTel Agreement, the Company acquired ComTel for a total of (pound)550 million in two stages. In the first stage, which was completed on June 16, 1998, the Company acquired certain of the ComTel properties for (pound)275 million in cash. In the second stage, which was completed on September 22, 1998, the Company acquired the remaining ComTel properties for (pound)200 million in cash and (pound)75 million in the Company's 9.9% Preferred Stock, Series A. This Preferred Stock has a pay-in-kind coupon of 9.9%, will mature in 2008 and is redeemable within 15 months from the date of issuance for Company Common Stock valued at market, new Company convertible preferred securities or cash.

Competition

      The Company faces significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television. The Company believes that competition will intensify in each of these business areas, particularly business telecommunications and Internet.

      Residential Telephony. The Company competes primarily with BT in providing telephone services to residential customers. BT, formerly the only major national PTO in the UK, occupies an established market position and manages fully built networks and resources substantially greater than those of the Company. According to OFTEL, at March 31, 1998, BT serviced nearly 87% of UK residential telephone exchange line customers. The Company's growth in telecommunications services, therefore, depends upon its ability to convince BT's customers to switch to the Company's telecommunications services. The Company believes that value for money is currently one of the most important factors influencing the decision of UK customers to switch from BT to a cable telecommunications service. BT has, however, introduced price reductions in certain categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although the Company intends to remain competitive, in the future it may be unable to offer residential telephone services at rates lower than those offered by BT. In such case, the Company may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect the Company. In addition to BT, other telecommunications competitors could prevent the Company from increasing its share of the residential telecommunications market. In particular, BT is under a regulatory obligation to introduce carrier pre-selection CCPS) on its network, which it expects to do in the second half of 2000. CPS may increase the appeal of indirect access operators, whose discounted call charges may undercut the Company's.

      The Company also competes with mobile networks. This technology may grow to become a competitive threat to the Company's networks, particularly if call charges are reduced further on the mobile networks. The Company's Radio Communications group may enable the Company to benefit from the growth in this technology. There can be no assurance, however, that the Company will be able to compete successfully with BT or such other telecommunications operators.

      The Company believes that it has a competitive advantage in the residential market because it offers integrated telephone, CATV, telecommunications services (including interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators will be permitted to provide and convey CATV services throughout the UK starting January 1, 2001. In addition, all areas currently without franchises will open to general competition in the future, and exclusive franchises will no longer be awarded.

      British Sky Broadcasting Limited ("BSkyB") currently markets telecommunications services on an indirect access basis (which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator's network). In addition, BSkyB has proposed a joint venture with BT, Midland Bank and Matsushita that is known as Open (formerly British Interactive Broadcasting). If Open's bid to enter the interactive digital services market passes review by the competition directorate of the European Commission, the Company believes that the resulting combination would provide significant competition.

      Business Telecommunications. BT is also the Company's principal competitor in providing business telecommunications services. In addition, the Company competes with C&WC, Energis

Communications Limited, Scottish Telecom in Scotland and with other companies that have been granted telecommunications licenses such as MCI-WorldCom and Colt. In the future, the Company may compete with additional entrants to the business telecommunications market. Competition is based on price, range and quality of services, and the Company expects price competition to intensify if existing and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in the Company's existing markets or that the Company will be able to continue to compete successfully with such competitors in the business telecommunications market.

      CATV. The Company's CATV systems compete with direct reception over-the-air broadcast television, direct-to-home ("DTH") satellite services and satellite master antenna systems. In addition, pay television and pay-per-view services offered by the Company compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. The Company expects that, in the future, it may face competition from programming provided by video-on-demand services, including those that may be provided by PTOs with national licenses (i.e., national PTOs). In addition, there will be general licensing to provide CATV services, including in the Company's franchise areas, from January 1, 2001. Should any additional operators, including BT and Mercury (which merged with three cable operators that hold such licenses--NYNEX CableComms, Bell Cablemedia plc and Videotron Holdings plc--to form C&WC) choose to construct or adopt networks to provide CATV in these areas, it could have a material adverse effect on the Company.

      On September 29, 1993, the ITC issued a statement pursuant to which it took the position (shared by OFTEL and DTI) that BT and the other national PTOs may provide video-on-demand services under their existing licenses. No assurance can be given that video-on-demand will not provide substantial competition to the Company within its markets in the future.

      The Broadcasting Act 1996 provides for the regulation of digital terrestrial television ("DTT") that will initially provide an additional 18 or more new terrestrial channels serving between 60% and 90% of the UK's population. Some of the channels are reserved for digital simultaneous broadcasting by the existing terrestrial broadcasters. The majority of the DTT capacity for pay TV services was licensed to Ondigital, which launched its services in the fourth quarter of 1998. The introduction of DTT, as well as digital satellite television, will provide both additional programming sources as well as increased competition for the Company and its subsidiaries. There can be no assurance that satisfactory (or any) terms of carriage will be obtained by the Company for digital satellite programs or channels.

      The full extent to which existing or future competitors using existing or developing media will compete with cable television systems may not be known for several years. There can be no assurance, however, that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete.

      Broadcast Services. In February 1997, the UK Government sold the BBC's Home Service and World Service transmission businesses to a consortium led by Castle Tower Corporation. There can be no assurance that the Company will not encounter significant competition from this consortium for a range of transmission services, such as for local radio stations. However, the Company's current contracts with the ITV contractors and Channel 4/S4C for the provision of transmission services have successfully been extended through to the shut-down of analogue TV broadcasting.

REGULATION

Certain Regulatory Matters

      General

      Cable television and cable telephone service industries in the UK are governed by legislation under the Telecommunications Act, the Broadcasting Act 1990, which replaced the CBA, and the Broadcasting Act 1996. The operator of a cable television and cable telephone franchise in the UK covering more than 1,000 homes requires the following two principal licenses for each franchise area:

            (a) a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the DTI and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services, and

            (b) a cable television license, which authorizes the provision of broadcasting services within a defined geographical area and which may be either:

                  (i) a Prescribed Diffusion Service License ("PDSL"), granted under the CBA prior to 1991, which allows an operator to provide cable television and other entertainment services by means of a cable network, or

                  (ii) an LDL granted since January 1, 1991 under the
            Broadcasting Act 1990, which allows an operator to deliver television and other programming services by means of a licensed telecommunications network including a cable network.

      Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

      Under the Broadcasting Act 1990, cable operators may elect to replace certain PDSLs with LDLs with similar terms.

      The regulatory environment in the UK has generally encouraged the development of the cable telecommunications and the cable television industry by, among other things, licensing only one operator for each cable franchise area and restricting the national PTOs from using existing telecommunications networks to carry broadcast entertainment.

      On April 23, 1998, the Department of Trade and Industry announced the UK government's intention to progressively end this policy, allowing any operator to seek a license to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001, competition within current cable franchises will also be permitted.

      Cable Television

      The Broadcasting Act 1990

      The Broadcasting Act 1990 established the ITC to license and regulate commercial television services (terrestrial and satellite) and the Radio Authority to regulate radio services. The ITC's functions are, among other things, to grant licenses for television broadcasting activities and to regulate the commercial television sector by issuing codes on programming, advertising and sponsorship, monitoring programming content and enforcing compliance with the Broadcasting Act and cable television license conditions. The ITC has the power to vary cable television licenses and impose fines and revoke such licenses in the event of a breach of the license conditions. The ITC also enforces ownership restrictions on those who hold or may hold an interest in licenses issued under the Broadcasting Act. See "-- Cable Television Licenses -- Ownership Restrictions".

      Cable Television Licenses

      General. As of December 31 , 1998, cable television licenses had been granted for over 160 franchise areas in the UK While the ITC had previously indicated that it will grant only one cable television license for each geographical area, on April 23, 1998, the Department of Trade and Industry announced the UK government's intention to progressively end the policy of granting only one cable television license for a franchise area. As a result, any operator can seek a license to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001, competition within current cable franchises will also be permitted. The ITC also has indicated that certain areas, for which cable television licenses have yet to be awarded, may be advertised at the request of applicants. In the past, such licenses (LDLs) were awarded after competitive bids. However, it is now the government's policy to grant licenses in new areas to all suitable applicants. Before awarding an LDL, the ITC must be satisfied as to certain matters, including the technical specification of the proposed system; that the applicant has sufficient funding to run the franchise; and that the applicant is a fit and proper person to be awarded a license.

      Cable operators may carry UK licensed broadcast services, foreign satellite programs or text in their services. Cable television licenses also require cable operators to ensure that advertising and foreign satellite programs carried by them as part of their services conform to the restrictions set forth in the codes on advertising, sponsorship and programming issued by the ITC. Cable television licenses also impose an obligation on licensees to provide any information which the ITC may require for purposes of exercising its statutory functions.

      Term, Renewal and Revocation of Cable Television Licenses. NTL holds 39 PDSLs and 13 LDLs, all for 15-year terms.

      An application may be made to the ITC to extend a PDSL for up to an additional eight years if the cable operator holds a 23-year telecommunications license. Fees would continue to be payable on the same basis as for the unextended PDSLs and no PQRs or cash bids would be payable during this 8-year term. If NTL elects to extend the PDSLs, NTL will upon expiration of such PDSLs as so extended, be required to apply for a new LDL under the competitive bid procedures described above. If NTL elects not to extend a PDSL, NTL may apply to the ITC (no earlier than five years prior to the expiration of the PDSL) for a replacement 15-year LDL, with respect to which it must agree with the ITC on the amount of the cash bid and PQR payments that will be payable over the term of the LDL (based on what would have been offered if the franchise had been offered for competitive bids).

      NTL's PDSLs will currently all expire at varying dates from 2000. NTL has not yet applied to extend any of its PDSLs, nor has it applied for any replacement LDLs under the procedure outlined above, but will do so at the appropriate time.

      The ITC may refuse an application for renewal, but only on limited grounds, including that the ITC proposes to grant a license in an area different from that described under the existing license or that the applicant is not providing services through the whole of its franchise area.

      The ITC may, after consultation with the DTI and the Director General, revoke a cable television license if an operator fails to comply with its conditions or with any direction of the ITC, and the ITC considers revocation to be in the public interest. The ITC must be notified of changes in control of the licensee, of changes in directors and of certain other changes in shareholdings in the licensee. If there is any change in either the nature or characteristics of an operator that is a corporate entity, or any change in persons controlling or having an interest in it, the ITC can revoke the license if, as a result, it would not have awarded the license had the new ownership or control existed at the time the application for the license originally was considered. The ITC can also revoke any cable television license in order to enforce restrictions on ownership contained in the Broadcasting Act 1990 as amended by the Broadcasting Act 1996 (see below) and can impose fines and shorten the license period of LDLs.

      NTL also holds a number of licenses to provide local television program services under the Broadcasting Act 1990. All of these licenses are for a period of 10 years.

      Ownership Restrictions. The ITC has a general duty to ensure that cable television licenses are held by "fit and proper" persons and may exercise control over who may hold a license where financial assistance is provided to, or influence is exercised over, a license holder which may produce results which it considers adverse to the public interest. The Broadcasting Act 1990 also contains specific restrictions on the types of entities which may hold cable television licenses or significant interests therein. Cable television licenses may not be held by a local authority, an advertising agency, a religious or political body (or one of its officers) or any entity controlled by them. Ownership restrictions also apply to ownership of different licensed services (including local delivery services, television, satellite and radio services and newspapers), or associates of entities operating such services. See "-- Media Ownership". While PDSLs in most respects continue to be regulated under the Broadcasting Act 1990 and the Broadcasting Act 1996 as if the CBA remained in force, the ownership restrictions for PDSLs and LDLs are substantially similar.

      There is currently no statutory restriction on the number of cable television licenses which may be held by any person. However, in October 1998, the ITC indicated that where a merger would lead to a concentration of ownership of connected homes exceeding 25% of all pay-TV homes, the ITC would consider possible competition concerns and would consult the OFT.

      Cable Telecommunications

      The Telecommunications Act

      The Telecommunications Act provides a licensing and regulatory framework for telecommunications activities in the UK and established OFTEL under the Director General as an independent regulatory authority. Telecommunications policy is overseen by the DTI. The DTI on behalf of the Secretary of State also has primary licensing authority under the Telecommunications Act, although it may delegate that authority to the Director General. The functions of the Director General are, among other things, to monitor and enforce compliance with telecommunications license conditions, establish and administer standards for telecommunications equipment and contractors, and investigate complaints and exercise certain functions concurrently with other regulators to promote or ensure competition in telecommunications markets. The Director General may modify telecommunications licenses either with the agreement of the licensee following a statutory period of public consultation or following a report by the MMC. The Director General is also empowered to issue enforcement orders requiring compliance with telecommunication license conditions which have been breached (see below).

      Telecommunications Licenses

      The Company holds individual franchise telecommunications licenses. A telecommunications license authorizes a cable operator to install and operate the physical network used to provide cable television and cable telecommunications services. It also authorizes the operator to connect its system to other television and telecommunications systems, including those operated by the PTOs, the terrestrial broadcasting authorities and satellite broadcasting systems. Although individual franchise telecommunications licenses granted to a cable operator are for a particular area, they are not exclusive and, as a result, a cable telephone operator is subject to competition with respect to the provision of telephone services from national PTOs such as BT and CWC and other telephone service providers in its franchise area. There are more than 200 telecommunication licensed operators in the UK. See "Competition -- Business Telecommunications" and " -- Competition -- Residential Telephony". Following the Duopoly Review, the Government has granted a telecommunications license to any applicant provided the applicant has satisfied certain requirements, including with respect to financial viability and, in some cases, service commitments. See "-- Duopoly Review".

      A cable operator's telecommunications license contains conditions regulating the manner in which the licensee operates its telecommunications system, provides telecommunications services, connects its systems to others and generally operates its business. A cable operator's telecommunications license also contains a number of detailed provisions relating to the technical aspects of the licensed system (e.g., numbering, metering and the use of standard technical interfaces) and the manner in which the licensee conducts its business (e.g., publication of certain prices, terms and conditions). In addition, a cable operator's telecommunications license contains prohibitions on undue preference and discrimination in providing service. The cable operator's telecommunications license also requires the licensee to provide any information which the Director General may require for the purposes of carrying out his statutory functions. Failure to comply with an enforcement order in respect of a breach of a telecommunications license condition might give rise to revocation, an injunction by the Director General or to a third party's right to damages. In September 1997 OFTEL completed its review of the PTO licenses held by cable operators to convert them to the standard "slimline" format of non-dominant PTOs which Mercury's modified license now follows to a large extent. Modifications to these cable operators licenses have now been issued and have come into effect. This has resulted in the deletion of a number of conditions in the Group's individual franchise telecommunications licenses, for example, those relating to the pre-notification of prices and the prohibition on unfair cross-subsidies although such conduct may fall within the fair trading condition. See below.

      The telecommunications licenses of BT and CWC now contain a condition, referred to as the fair trading condition, which prohibits any abuse of their dominant position and any agreement or concerted practice between the licensee and other entities restricting or distorting competition in the telecommunications market. This condition has been incorporated into new telecommunications licenses issued since December 31, 1996 including the Company's telecommunications licenses.

      The fees payable for the telecommunications license consist of an initial fee payable on the grant of the license and annual fees thereafter. The annual fees are based on a proportion of the costs of the Director General in exercising his functions under the Telecommunications Act and in certain cases a proportion of costs of the MMC incurred in relation to license modification references under the Telecommunications Act.

      A telecommunications license is not transferable. However, certain changes in ownership of an entity holding a license are allowed, subject to compliance with a notification requirement.

      Network Construction and Service Obligations

      Where a cable operator holds a PDSL or an LDL replacing a PDSL (see " -- Certain Regulatory Matters -- General"), the milestones are contained in the corresponding telecommunications license and are reviewable by OFTEL.

      Where, on the other hand, a cable operator holds a new LDL which is not a conversion from a PDSL, the milestones are contained in the LDL and are reviewable by the ITC.

      Each of the Company's individual franchise telecommunications licenses prescribes milestones which require the Company to construct its network to pass a specified number of premises within prescribed time periods. The milestones may be varied by the Director General if he considers that the variation would enable the licensee to meet the final milestone more easily. The final milestones can be modified only following a public consultation period and with the approval of the Director General. If the milestones prescribed by a telecommunications license are not met, the Director General may take enforcement action which, if not complied with, could result in the revocation of such license. Similarly, the LDLs which the Group has acquired contain build milestones which may be varied by the ITC. The Company understands that all milestones from now on will be contained in LDLs. The Company also understands that the ITC will have jurisdiction to enforce these milestones. To date, the ITC has not published any guidelines on enforcement of milestones.

      Where a cable network has been installed, a licensee must provide a cable television service to anyone who reasonably requests it. A cable operator is not required to provide telephony services, but where it does so, and achieves a 25% or more share of the relevant market for such services (as determined by the Director General) within its licensed area, the licensee may, at the direction of the Director General, be required to ensure that telephone services are available to anyone in the licensed area who reasonably requests them. The Company has not received any such direction from the Director General.

      Under a telecommunications license, the cable operator is subject to and has the benefit of the Telecommunications Code promulgated under the Telecommunications Act. The Telecommunications Code provides certain rights and obligations with respect to installing and maintaining equipment such as ducts, cables and cabinets on public or private land (including the installation of equipment on public highways). The activities of cable operators under the Telecommunications Code are also subject to planning legislation.

      Cable operators have the benefit of, and must comply with, the Street Works Act, which provides them with the same rights and responsibilities with respect to construction on public highways as other public utilities. The Street Works Act standardizes fees for inspections of construction works by local governmental authorities and standardizes specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local governmental entities have been reduced.

      Cable operators are required to post bonds for local authorities in respect of their obligation to ensure reinstatement of roads and streets in the event the operators become insolvent, cease to carry on business or have their telecommunications license terminated. In order to install equipment on private property cable operators must obtain legal permission from occupiers, property owners and others.

      Term, Renewal and Revocation of Telecommunications Licenses

      To date, telecommunications licenses have generally been granted for periods of 15 or 23 years. All of the Company's individual franchise telecommunications licenses are valid for an initial period of 23 years, commencing on the date specified by the Secretary of State (which, in practice, is the date on which the cable system first becomes operative).

      Upon expiration, a telecommunications license cannot be extended and application must be made for a new license.

      A telecommunications license may be revoked if the licensee fails to pay the license fees when due, fails to comply with an enforcement order, upon the occurrence of certain insolvency-related events or if the cable television license relating to the licensee's system is revoked. A telecommunications license may also be revoked if, among other things, the licensee fails to give the required notification to the DTI of changes in shareholdings and changes in control and agreements affecting control of the licensee, or if the DTI concludes that any such change would be against the interests of national security or the UK Government's international relations.

      Licensing Directive implementation

      On 31 December 1998, the UK Government implemented the EC Licensing Directive (97/13/EC). The Directive requires that all UK licenses conform to a number of key conditions and criteria set out in the Directive. All new licenses would conform to these criteria and the Government announced its intention to amend all existing licenses by the end of 1998 to ensure that they too were in conformity with the Directive.

      In September 1998, the Government issued a consultation document setting out how it proposed to effect these changes to existing licenses. Broadly, existing license conditions would be amended or supplemented to reflect the precise wording and conditions of the Licensing Directive, the Interconnection Directive, and the Revised Voice Telephony Directive. The Government stated that it did not expect these changes to lead to material changes to the operating circumstances of existing licensees. The final date for completing this process of amendment was subsequently put back to the end of June 1999, and at the time of writing, the Government's specific proposals for regulations are awaited.

      Duopoly Review

      In 1991, the UK Government concluded in its Duopoly Review that the termination of the duopoly policy (which permitted only BT and CWC to operate local, national or international fixed-link networks in the UK to provide public telephone services) might increase competition and benefit consumers in the UK telecommunications market. As a result, the UK Government revised its policy and determined that application for licenses would be considered from any person seeking to operate new telecommunications networks over fixed links within the UK. Such licenses normally would be granted subject to the general statutory duties of the DTI and the Director General to ensure the provision of telecommunications services, to satisfy all reasonable demands for them and the ability of a person providing the services to finance their operations.

      The Duopoly Review also recommended specific amendments to license conditions that are particularly important to cable operators. Until the Duopoly Review, for a cable operator to provide telephone services it had to enter an agreement with BT or CWC with respect to the terms and conditions (including price) under which the operator would provide telephone services, obtain a determination from the Director General that services could be provided and operate its network as agent for either BT or CWC. Since the Duopoly Review, cable operators have been permitted to provide all forms of wired telecommunications services in their own right, including the ability to switch their own traffic. The Duopoly Review also recommended changes to and further study of arrangements relating to interconnection, number portability and equal access (discussed below).

      As a result of the Duopoly Review, the Group applied for and received modified telecommunications licenses to enable the Group to provide wired telecommunications services in its own right.

      Interconnect Arrangements

      The ability of cable operators to provide viable voice and other telecommunications services is dependent on their ability to interconnect cost-effectively with other PTO's telecommunications networks in order to complete calls that originate from a customer on their cable network but that terminate off their network or that originate from a customer off their cable network and terminate on their network. Since the Duopoly Review, cable operators with contiguous franchises have been able to connect their networks without regard to whether they are under common ownership without using the services of BT or CWC.

      The Telecommunications (Interconnection) Regulations came into force on December 31, 1997. These implement the Interconnection Directive (Directive 97/33/EC), which will extend, to a certain extent, the categories of operator in the UK who will have the right to request interconnection and a reciprocal obligation to provide it. These rights and obligations may extend to certain operators who operate under class licenses. It is not currently possible to predict accurately which categories of operator/service provider will fall within the criteria set out in these regulations and therefore to which operators interconnection rights and obligations will be extended. Operators wishing to benefit from such interconnection rights and obligations will be required to apply to OFTEL which will assess whether the relevant criteria have been met.

      PTOs are required under their telecommunications licenses to enter into interconnection agreements with other PTOs such as NTL (if requested to do so by such a PTO), and NTL has interconnection agreements with BT, CWC, Energis, Global One and ACC. The BT agreements may be terminated by either party upon two years' notice, the CWC agreement may be terminated by either party upon two years' notice, the Energis Agreements may be terminated by either party on six months' notice and the Global One agreement may be terminated by either party upon one month's notice after an initial term of one year. If NTL is unable to negotiate acceptable pricing terms with BT, CWC, Energis or Global One in connection with any continuation or extension of these agreements or scheduled reviews of these agreements, NTL may request that the Director General determine such terms. In 1995 a House of Lords decision established that it is possible for a regulated company to challenge in the UK courts a determination by the Director General of terms of interconnection agreements. The Director General also has the power to make determinations in respect of certain obligations of any party under an interconnection agreement.

      Until October 1, 1997 OFTEL determined standard interconnect charges. The first interim charge determination covered the period from April 1, 1995 to March 31, 1996. Interim charges were based on BT's forecast financial statements (on a fully allocated costs basis). OFTEL has now assessed final charges based on BT's final financial statements for that period. As a result of these revised charges, NTL will receive outgoing interconnect charge rebates, and must pay incoming termination rebates for periods from April 1, 1995. At the end of 1996, OFTEL completed another consultation process and published interim charges for the period from April 1, 1996 to March 31, 1997. OFTEL has issued its determination of final charges for this period. OFTEL has now determined interim charges for the period from April 1, 1997 to September 30, 1997, and is expecting to publish final charges for that period in the near future.

      As from October 1, 1997 the twice yearly determination by OFTEL of BT's network charges has been replaced by a system of network price controls and the cost base for interconnection charges has been changed from fully allocated costs to long run incremental costs. After a lengthy consultation period begun in December 1995, in July 1997 OFTEL issued its final proposals which have been accepted by BT and the necessary modifications have been incorporated into BT's license. The new system provides for the application of price controls depending on the level of competitiveness of the service. Services which are not competitive are divided into baskets, each basket being subject to a charge cap of RPI minus X. The July 1997 document determined the value of X for each basket at 8%. Charges for those services which are expected to become competitive during the next price control period, i.e., from August 1997 until the middle of 2001, will not be included in the network baskets, but will be governed by safeguard caps of RPI plus 0%. Charges for those services which were expected to become competitive before August 1997 or which are determined by the Director General to be competitive during the control period, will be free of network controls. The July 1997 document also sets out the starting charges for the services in the network baskets which are based on BT's long run incremental costs. The new system which commenced from October 1, 1997 will run for four years.

      In November 1997 OFTEL published non-legally binding guidelines on the structure and operation of the new network charge control arrangements and on OFTEL's approach to complaints about charges and other interconnect terms and conditions. In respect of complaints that BT's charges are unreasonable, OFTEL will first test whether the charge falls between a cost floor and ceiling determined by BT using a methodology prescribed by OFTEL and designed to indicate whether the charge may be anti-competitive. Floors and ceilings for all non-competitive services will be published each year by BT as part of their long run incremental costs financial statements.

      Number Translation Services

      In March 1999, OFTEL issued a statement on the interconnect and retail pricing regime for 'Number Translation Services' - freephone, national rate and local rate numbers, the latter of which are used in the UK by many operators to connect dial-up Internet services.

      The OFTEL document stated that its existing formula for dividing the revenue generated by such calls between the originating network and the terminating network - which some operators had argued allocated too much revenue to the terminating network - would remain in place until the next retail price control review in 2001. OFTEL would, however, be exploring ways in which greater competition in this market could be encouraged through the creation of additional retail price points for NTS services. The Company believes that the effect on the Company of OFTEL's decision is likely to be neutral given that its origination of Internet call traffic is now being balanced by substantial Internet termination revenues.

      Price Regulation

      Although to date the Company has for the most part been able to price its cable telephone call charges below those of BT, there can be no assurance that it will be able to continue to do so in the future. BT currently is subject to controls over the prices it may charge customers, including a requirement that the overall basket of charges may not be changed by more than an amount equal to the percentage change in the RPI less X (and BT may, as a result, have to decrease prices). In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the RPI.

      OFTEL's latest proposals for control of BT's retail prices have been incorporated in BT's license. The retail price controls will continue until 2001 and are stated to be the last such controls. The controls will only be put in place where consumer protection is required, that is, for low to medium-spending residential customers and small businesses. The current price cap is RPI minus 4.5% on the narrower basket of services described above. Safeguard caps of RPI plus 0% have been imposed on certain services. OFTEL has indicated that this is likely to be the last retail price control imposed on BT. See " -- Competition -- Residential Telephony".

      BT has limited opportunity for differential pricing to the same class of customer because it is subject to prohibitions on undue preference and undue discrimination across the UK. Following the Duopoly Review, BT's telecommunications license was modified to permit it to offer discounts to high volume users, subject to several conditions. However, BT may not offer discounted services in local markets without offering the discounts nationally if such discounts result in undue discrimination or unfair cross-subsidy.

      The telephone service prices charged by the Group currently are not regulated by the Director General, although they are subject to the fair trading condition.

      Indirect and Equal Access ("Carrier Pre-Selection")

      Indirect access is access to a customer through another operator whereas equal access means preselection by the customer of the indirect access operator or dialing parity, where the number of digits dialed for calls over the first (access) network is the same as for calls over the second (indirect) network. In July 1996, OFTEL released a statement setting out its policy on indirect and equal access, dealing with the continued provision by BT of indirect access to CWC and other operators, the possible extension of the obligation imposed on BT to include equal access, and the possible extension of an indirect access obligation to CWC and other "non-dominant" operators.

      OFTEL concluded in its statement that indirect access will remain an important route for many customers who are not yet able to take advantage of competition in direct connections to receive the benefits of competitive provision of telecommunication services and that, given BT's continuing dominant position in the direct access network, BT should continue to be obligated to provide indirect access to other operators. However, OFTEL also concluded that this obligation on BT should not extend to providing equal access to other operators. OFTEL, having commissioned a cost benefit analysis, concluded that, rather than a cost benefit, there would be a significant net cost in implementing equal access. Further, OFTEL concluded that "non-dominant" operators (such as CWC and the cable operators) should not be required to give indirect access to other operators. Although all PTO licenses include a condition regarding the provision of indirect access, it is subject to a number of tests including the need to ensure that the requirements of fair competition are satisfied and that indirect access, in all the circumstances, is reasonably required. OFTEL considered that these tests were not satisfied. However, OFTEL stated that it considers the "well established" operator threshold of 25% of customer connections in a relevant market to be a useful guide in determining whether a "non-dominant" operator should, in the future, be required to grant indirect access to other operators. OFTEL stated that this threshold would not automatically mean that the operator would be required to grant indirect access, but that OFTEL would investigate the issue further in respect of that operator and market conditions generally once that threshold was reached. On December 1, 1997 the EC Council of Telecommunications Ministers reached political agreement on a draft directive to amend the Interconnection Directive (Directive 97/33/EC) with regard to number portability and carrier pre-selection. This will require member states (except those which have been granted a derogation under the Full Competition Directive (Dir 96/19/EC)) to introduce carrier pre-selection by January 1, 2000, for operators with significant market power. Member states may request a deferment of this obligation if they can show that it would impose "an excessive burden on certain organizations or classes of organization". The UK Government has sought a short deferment until the end of 2000.

      Number Portability

      Telephone subscribers changing their telephone service to a cable operator have historically had to change their telephone numbers. As a result certain customers have been reluctant to switch carriers because they would lose their existing telephone numbers. In response to this, NTL has provided its business customers with the opportunity to use the Company's telephone service for their outgoing telephone calls, which generally carry higher revenues than incoming calls, and for their specialized telecommunications needs, while retaining their existing service provider (and their existing telephone number) for incoming telephone calls.

      In January 1994, the Director General announced that OFTEL was working on directives to require BT to introduce number portability for the cable operators who had provided OFTEL with the necessary information as to where and when they could provide portability to BT. The Director General's statement indicated that number portability may be introduced in the geographic areas where it is technically feasible in the foreseeable future. BT rejected a framework proposed by OFTEL for determining the charges payable for number portability in the event of a dispute between BT and other operators. In April 1995, the Director General referred the matter to the MMC to establish whether the failure of BT to reach agreements with other operators on the commercial terms and conditions for number portability was against the public interest, and if so, whether the adverse effects could be remedied or prevented by modifications to the conditions of BT's telecommunications license. On December 14, 1995, the Director General announced the MMC's conclusions, including that the absence of number portability operated against the public interest, that the absence of number portability was an obstacle to operators' (including cable operators) ability to win customers from BT, that the introduction of number portability will strengthen competition, and that BT's telecommunications license should be modified (following a statutory consultation period) to enable the allocation of BT's costs incurred in this regard between BT and other operators (including cable operators), with BT bearing the greater share. The MMC also noted that there is general agreement in the industry that reciprocity should continue to be an essential element in the introduction of number portability, and that the arrangements to be made for allocating portability costs need to take account of the fact that BT will not always be the exporting operator. BT's telecommunications license has been modified accordingly.

      On April 9, 1997, OFTEL issued a statement which set out OFTEL's proposals to modify the license conditions of CWC and other fixed operators including cable operators to ensure that they too provide number portability for all users of fixed phones including portability of specially tariffed services such as toll-free (0800), premium rate and national rate services.

      Appropriate license modifications were made on December 17, 1997. These take full account of the MMC report and are based on the current license condition in BT's PTO license. They also apply the MMC's principles on the charges which operators can make to each other for providing portability. In particular, the following principles are applied:

            (i) the licensee would be required to provide portability on request from another qualifying licensee;

            (ii) the principle of reciprocity would apply;

            (iii) each licensee would be required to pay the initial costs of modifying its network;

            (iv) each licensee would be able to pass on to the other licensee concerned the costs of enabling individual customers to port their numbers;

            (v) the exporting licensee would not directly charge the importing licensee for any additional conveyance costs associated with routing a call to a ported number; and

            (vi) if requested, the Director General would determine the reasonableness of the terms and conditions upon which portability was offered.

      These license modifications came into effect on December 17, 1997. The deadline for all PTO's, including the Company, to introduce geographic number portability is January 1, 2000.

      Restrictions on National PTOs

      The Duopoly Review maintained restrictions upon BT and other national PTOs from conveying or providing entertainment services (such as the cable television services currently provided by NTL) over their national telecommunications networks. The new Labour government started reviewing the restrictions upon the conveyance and provision by BT and CWC of broadcast entertainment ahead of the schedule set by the former Conservative government, which did not intend to review the restrictions on conveyance and on provision until 2001 although the government was prepared to reconsider the conveying aspect after March 1998 on the advice of the Director General of Telecommunications. In November 1997 the Labour government stated that it expects to publish proposals in the near future. See " -- Certain Regulatory Matters -- General". The Duopoly Review policy did not prevent the national PTOs from providing cable television services of the kind currently provided by the Company, but it did require that such services be provided through separate systems by separate subsidiaries of the national PTOs under separate licenses similar to those held by the Company. The ITC's historical policy of granting one cable television license for each geographic area ensured that no national PTO subsidiaries compete with the Company in the provision of cable television services in the same area. On April 23, 1998, the Department of Trade and Industry announced the UK government's intention to progressively end this policy, allowing any operator to seek a license to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001, competition within current cable franchises will also be permitted. Since April 1, 1994, cable television services may be provided locally by the national PTOs without requiring separate subsidiaries, although all other licensing requirements, including the need for the national PTO to obtain an LDL to provide cable services within each locality, will remain applicable to both national PTOs and to other cable operators such as the Company. In November 1994, the DTI stated that if national PTOs (including BT and CWC) successfully bid for a new cable television license, the DTI would be prepared to issue a telecommunications license to enable any such national PTO to convey entertainment services over its own systems within the relevant franchise area.

      Following a consultative document issued in March 1996, the UK Government announced on June 6, 1996, that it was ending the duopoly between BT and CWC as international carriers from the UK. A license holder may now provide international services from the UK on telecommunications facilities owned and controlled by the company providing the service, and will be able to offer services on any route it chooses. A large number of international facilities licenses have been granted.

      Access to higher bandwidth services

      In January 1999, OFTEL issued a consultation document on the arrangements for access to so-called 'higher bandwidth' services, including fast Internet access and video on demand. The document envisaged a number of possible arrangements whereby such services could be provided over the BT network, both by BT itself and by third party service providers. The document sought views on whether there was substantial unmet demand for these services, whether this demand could be met by other means, and, if not, what form of regulatory intervention might be appropriate to mandate the development of such services over the BT network. OFTEL emphasized that any such intervention would need to be consistent with OFTEL's wider policy of encouraging the development of alternative infrastructure. At the time of writing, it is not known what conclusions OFTEL has drawn from the responses to the consultation.

      Digital Broadcasting

      The Broadcasting Act 1996 introduced provisions for the licensing of digital terrestrial broadcasting and introduced a "must carry" requirement on cable companies where both program provider and cable operator use digital technology to ensure the universal availability of designated public service channels. Must carry obligations concerning public service channels already apply to holders of PDSLs.

      The Broadcasting Act 1996 distinguishes between "multiplex" providers, the providers of the frequency ranges on which the television channels will be carried, and the digital program service providers, who provide the programs to be broadcast on the multiplexes. Each must be licensed by the ITC. Licensed digital multiplex providers will be required to contract with licensed digital program providers to carry their services on the multiplexes on a fair and non-discriminatory basis.

      Initially six multiplexes are available for digital terrestrial television. Each of the existing terrestrial broadcasters have reserved capacity on these multiplexes, being offered half a multiplex for each existing channel. This means that the BBC has full control of one multiplex, Channel 3 and Channel 4 have joint control of a multiplex and Channel 5 and S4C each have half of a third multiplex. Existing terrestrial broadcasters have obligations to simulcast their existing analog channels and will be able to use their remaining multiplex capacity to provide new free-to-air or pay services. Following a competitive tender, the ITC announced in June 1997 that the remaining three multiplexes would be awarded to British Digital Broadcasting (BDB), a joint venture between Carlton Communications and Granada Group. BSkyB was also originally a member of the joint venture but because of competition concerns the ITC required it to divest itself of the shareholding which was transferred equally to Carlton and Granada. BSkyB however will remain a major supplier of programming to BDB. The joint venture arrangements are currently being investigated by the EC competition authorities. The licenses were formally granted by the ITC on December 19, 1997 following conclusion of the ITC's own discussions with the EC competition authorities regarding their concerns. The licenses contain conditions which are intended to address, among other things, concerns over program service contracts with BSkyB. The conditions include the limitation of program supply agreements to five years, a requirement for the licensee to support open technical standards on integrated TV sets and conditions to ensure that BDB is not prevented from competing with BSkyB.

      Future Developments

      Conditional Access

      Pay television broadcasters need to use conditional access systems to ensure that only subscribers receive their services. Conditional access systems provide two main types of services: encryption services and customer management services. The EC Advanced Television Standards Directive (Directive 95/47/EC) requires, amongst other things, that conditional access services for digital television services should be available to broadcasters on a fair, reasonable and non-discriminatory basis. This Directive was implemented in the UK by the Advanced Television Services Regulations which came into force on January 7, 1997. In addition to the requirement that conditional access services must be offered on a fair, reasonable and non-discriminatory basis, the Regulations provide that broadcasters may obtain information on the conditional access system prior to its being put on the market. Further, the Regulations provide that conditional access operators are required to cooperate with cable operators so that cable operators are able to receive and rebroadcast television services using their own conditional access system without incurring unnecessary or unreasonable expense.

      The Regulations also modify the Telecommunications Act 1984 to provide for conditional access systems which make available conditional access services including encryption, subscriber management or subscriber authorization services to be treated as telecommunications systems. Each such system must be licensed and the UK Secretary of State granted a Class License to authorize the running of these conditional access systems which came into force also on January 7, 1997 and runs until July 31, 2001 unless previously revoked. The license contains similar provisions to those in the Regulations set out above and, in addition, includes the fair trading condition.

      Under the Class License, the Director General can order a licensee to make available its intellectual property rights if the licensee is using them to prevent or obstruct products from being made available. The Director General can also designate an interface between the licensed system and a broadcaster's conditional access or other transmission system as an "essential interface" and thereafter the licensee must comply with any relevant standard specified by a broadcaster which includes applicable European standards or other standards specified by the Director General.

      Following public consultation, OFTEL published guidelines on the regulation of conditional access services for digital television. The guidelines set out how OFTEL would propose to deal with anti-competitive behavior in relation to the provision of conditional access services. The guidelines are not legally binding and are expected to be reviewed where market developments so require.

      In July 1997 the DTI and OFTEL issued a joint consultation proposing the extension of the current conditional access regime for digital television broadcasts to digital non-television broadcasts and non-broadcast services in the light of the convergence of the technologies and markets in broadcasting and telecommunications. The services to be covered include non-broadcast interactive services such as home-shopping and non-broadcast information services. Conditional access systems for analog services are not included.

      In addition, in October 1997, OFTEL issued a consultative document relating to guidance on the pricing of conditional access systems to ensure that they are offered on a fair, reasonable and non-discriminatory basis. The aim is to ensure that prices are reasonable and that comparable broadcasters receive comparable treatment by not being subject to differential pricing. OFTEL proposes to group together providers of subscription services and to assess whether they are comparable by reference to number of subscribers and number of different services (or combination of services) offered to subscribers.

      BSkyB has entered into a joint venture, BIB, with BT, Midland Bank and Matsushita (one of the manufacturers of decoders for accessing digital television channels) to create and operate a platform for the provision of digital interactive television services to UK viewers. The interactive services which it hopes to offer include home banking, home shopping and Internet access via TV screens. BIB intends to subsidize the costs of the manufacture and installation of the decoders needed to access the services. The joint venture arrangements have been approved by the EC competition authorities, but subject to strict conditions.

      Media Ownership

      The Broadcasting Act 1996 amends the media ownership rules contained in the Broadcasting Act 1990. It relaxes the earlier rules limiting ownership between terrestrial television, satellite and cable broadcasters, except for those broadcasters which are already more than 20% owned by a newspaper with more than 20% national newspaper circulation. Qualifying terrestrial broadcasters are now allowed to have controlling interests in cable and satellite companies, provided their total interests do not exceed 15% of the total television market (defined by audience share including public service broadcasters) and qualifying cable companies will be able to control terrestrial television companies, subject to the 15% total television market limit and certain restrictions on the number of terrestrial licenses held. Newspaper groups with less than 20% national newspaper circulation are now able to control television broadcasters constituting up to 15% of the total television market, subject to a limit on the number of terrestrial licenses held, unless the ITC decides that such control would be against the public interest. Newspaper companies, the license holders of Channel 3 and Channel 5 and satellite and cable broadcasters, are to have the ability to control any number of digital terrestrial television licenses, in addition to any analogue licenses.

      BSM Services

      In August 1995 OFTEL issued a consultative document which addressed the potential development of broadband switched mass-market ("BSM") services in the UK and related regulatory issues. BSM services involve the delivery of video-quality images over a switched system, at prices intended to encourage the development of a mass market. The consultative document suggested that dominant operators (potentially including cable operators) should be required to provide, on transparent and non-discriminatory terms, broadband conveyance (including switching) as a network business to service providers which could have direct commercial relationships with individual customers. Requirements for accounting separation and the possible need for some form of price control were also considered. OFTEL suggested that BT is likely, at an early stage, to be considered a dominant operator, possibly when it starts to roll out BSM services aimed at covering a significant portion of the UK, either nationally or in a specific regional market. OFTEL suggested that such regulation should only be applied to the cable sector when it becomes dominant, either nationally or in a specific regional market, and is able to compete on equal terms with BT and any other BSM services distributor. In the meantime the document recognized the importance of encouraging continuing local investment in the cable industry's infrastructure. The document also raised the question whether license obligations on cable operators to provide cable television services where their systems have been installed should not apply to BSM services (other than the broadcast entertainment services for which they have exclusive cable distribution rights in their franchise areas) until they become dominant in their relevant markets. The stated purpose of the consultative document was to raise issues in order to stimulate debate to assist in the development of the kind of regulatory regime that will best promote the new services. The August 1995 consultative document was followed by a consultative document in February 1996 and by a statement by the Director

General in June 1996, both of which were concerned with promoting competition in the current market for services such as on-line information, electronic data interchange and voice messaging.

      Accounting Separation

      The EC Interconnection Directive (mentioned above) requires that operators who have special or exclusive rights for the provision of services in sectors other than telecommunications in the same or another member state must keep separate accounts of their telecommunications activities if their turnover from the provision of public telecommunications networks or publicly available telecommunications services is more than 50 million ecus. This requirement has been implemented in the UK by the Telecommunications (Interconnection) Regulations. See "-- Cable Telecommunications -- Interconnect Arrangements".

      The DTI and OFTEL take the view that cable operators have special or exclusive rights for the provision of entertainment services over their cable systems and therefore fall within this obligation. Several cable operators, including the Company have challenged this interpretation because they are subject to competition in their franchise areas from DTH satellite service operators and will in the near future be subject to competition from digital terrestrial television.

      The implementing regulations do not set out detailed guidelines for the accounting separation requirements, but it appears that the Company's individual franchises do not cross the revenue threshold necessary for these conditions to become operative.

      Separation of Cable and Telecommunications Operations

      The EC Commission is of the view that accounting separation provided for under the existing Cable TV Directive (95/51/EC) is not sufficient to ensure competition and is proposing an amending directive under its powers in Article 90 of the EC Treaty, relating to the structural separation of operators' cable television and telecommunications activities. The draft directive was adopted by the United States Securities and Exchange Commission (the "Commission") on December 16, 1997 and will be subject to a two month period of consultation commencing on the date the draft text is published in the Official Journal. At the end of the consultation period the Commission can then formally adopt the directive with or without taking into account comments of third parties, the European Parliament or the European Council received during that period. The amending directive should enter into force twenty days after its publication. As it is still in draft form, any impact of the amending directive on UK cable operators cannot yet be predicted. However, it would appear that the requirement for legal separation of the provision of public telecommunications and cable TV networks will apply to dominant telecommunications operators which also have special/exclusive rights in respect of the provision of cable TV networks and (if the operator is not state-controlled) in respect of the use of relevant radio frequencies. In a footnote in a relevant Communication, the Commission specifically described the situation in the UK where BT, CWC and Kingston Communications can operate cable TV networks, if they obtain a franchise, but the networks have to be run separately from the main telecommunications activities of those entities. In addition, the Commission takes the view that full divestment could still be required in specific cases. In its current form, the directive would not appear to require any structural separation by the Company given the nature and extent of its current authorized activities.

      Competition Bill

      The UK Government enacted a new Competition Act (the "Competition Act") which grants concurrent powers to the industry specific regulators and the Director General of Fair Trading for the enforcement of prohibitions modeled on
Article 85 and 86 of the European Community Treaty. The Competition Act introduces a prohibition on the abuse of a dominant position and on anti-competitive agreements, and introduces third party rights, stronger investigative powers, interim measures and effective enforcement powers.

      Under the Competition Act, the Director General of Telecommunications is able, but not required, to exercise concurrent powers with the Director General of Fair Trading in relation to "commercial activities connected with telecommunications". The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

Broadcast and National Telecoms Services

      A significant proportion of the Company's total revenues is attributable to the provisions of television and radio transmission and distribution services and the provision of telecommunications services. In the UK, the provision of such services is governed by the Telecommunications Act and The Wireless Telegraphy Act 1949 (the "Wireless Telegraphy Act"). Set forth below is a brief summary of the principal licenses of the Company's National Telecoms and Broadcast Services divisions granted pursuant to these Acts.

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

      The Company's Transmission License contains conditions and other provisions which, among other things: (i) require the Company to provide specified telecommunications services to specified persons on request; (ii) specify certain criteria to be met by the Company in providing those services;
(iii) require the connection of the Company's telecommunications systems with those of certain other transmission operators and the transmission over those systems by such operators of messages for general reception; (iv) require the Company to publish its charges and terms and conditions of business and not to show undue preference to or exercise undue discrimination against particular persons in the provision of certain telecommunications services; (v) requires the Company to hold Wireless Telegraphy Act licenses in respect of each item of wireless telegraphy comprised in its system; (vi) impose on the Company an obligation to share its transmission sites with other transmission operators; (vii) restrict the prices which the Company is allowed to charge for the provision of certain services. (see "--Price Cap Review" below); (viii) prohibit the Company from cross-subsidizing the unregulated side of its business, and (ix) impose a requirement for separate accounts to be produced in relation to both the regulated and unregulated parts of the Company's business. However, the Company is not obliged to do anything "not reasonably practicable."

      The Secretary of State may revoke the Transmission License in the circumstances described under "Telecommunications Licenses--Term, Renewal and Revocation of Licenses" above.

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

      License to run telecommunications systems ("Telecoms License"). The Telecoms License enables the Company to convey messages (including voice and data) between points on NTL's telecommunications networks. The Telecoms License also contains conditions and revocation provisions similar to those in the Transmission License. The Telecoms License was granted on December 30, 1992 for a period of 10 years from December 30, 1992. Thereafter it is revocable on 5 years' written notice. No notice may be given before the end of the fifth year.

      License to run telecommunications systems ("PTO License"). The PTO License permits the Company to run telecommunications systems of every description within the UK and to provide telecommunications services both authorizations are subject to certain exceptions. The Company's PTO License was granted on February 14, 1996 for a period of 25 years from that date. Thereafter, it is revocable on 10 years' written notice. No notice may be given before the end of the fifteenth year. The Company's PTO License also includes a condition obliging it, subject to certain exceptions, to enter into an agreement to connect its system to the system of any operator which requires it to do so, provided that operator has been granted a license authorizing it to connect its system to the Company's system. The PTO License details the exceptions and conditions subject to which the Telecommunications Code will apply to the Company. The Telecommunications Code confers certain important rights on PTO's in relation to network construction, buildings and land.

      International Facilities License. The international facilities license permits the Company to provide direct international facilities based services, without being required to do so via BT or Mercury. The license will enable the Company to take advantage of the expanding volumes of international telecommunication traffic, especially data services such as the Internet, and substantially reduce the Company's international call conveyance costs. In this connection, the Company has been awarded telecommunications licenses in the Republic of Ireland and in the United States

Wireless Telegraphy Act Licenses

      The Company holds a number of Wireless Telegraphy Act licenses of which the most important are the following:

      License for the Transmission of Broadcasting Services. This license was granted on January 1, 1991 and permits the licensee to operate wireless telegraphy stations at those sites set out in a schedule to the License. In respect of each station, site and mast heights, power, polarization and frequency to be used are specified.

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

      Earth Station Licenses. The Company holds a number of earth station licenses. These licenses permit the licensee to establish earth stations at specified locations in the UK for the purpose of providing wireless telegraphy up-links between the earth station and specified geo-stationary satellites.

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

      Conditions in the Company's Wireless Telegraphy Act Licenses. The Company's Wireless Telegraphy Act licenses contain conditions relating to revocation of the Licenses and notifications to the Secretary of State. In general, the Secretary of State may revoke a Wireless Telegraphy Act license at any time. There are no notification requirements in respect of a change of control. The license for the transmission of broadcasting services contain provisions which enable the Secretary of State to revoke the license if, among other things, (i) the licensee is, in the opinion of the Secretary of State, not a fit and proper body to hold such a license; (ii) it appears to him requisite or expedient to do so for purposes connected with the EU or any other international organization or obligation or co-operation; (iii) the licensee ceases to hold any contracts for the broadcasting of television or sound broadcasting services or (iv) the licensee's license granted under the Telecommunications Act is for any reason revoked.

      On June 18, 1998, the new Wireless Telegraphy Act came into force. This allows the UK's Radiocommunications Agency for the first time to charge more for spectrum than the costs they incur in allocating it. The Agency has set out its detailed proposals on how the first wave of 'spectrum pricing' will be applied. This envisages increases in the price which the Group pays for microwave fixed links from July 1999. The Group considers that the increases will not impact significantly on the business.

      The Agency has indicated that the spectrum pricing approach could be applied in the future (possibly from July 2000 onwards) to other spectrum uses. It has indicated, however, that spectrum pricing is unlikely to broadcast spectrum.

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

      On December 24, 1996, the Director General issued the formal modification to the Company's Telecommunications Act Licenses to effect the price controls which are to apply to the Company for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new "P0" (the Company's allowable revenues for the first year of the next control period, 1997, in respect of the Company's Maximum Price Regulated Business) and
(2) to establish a new "X" (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General's review concluded that, on present assumptions, the new P0 is (pound)53.15 million and the new X is 4.0%.

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

European Union Legislation

      The Company's business is further regulated by the EU under various European Commission Directives. In addition, EU law, in particular Directive 94/46, regulates the provision of satellite services within the EU. In addition, possible future EU legislation (Green Paper on Convergence) the Company may be subject to additional controls as a result of dealing both with broadcasting and telephony services on a single network.

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

Customers

      Except for the Company's broadcast services business, no material part of the Company's business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. The broadcast services business is, however, substantially dependent on the revenues it receives pursuant to its contracts with the ITV companies and Channel 4/S4C the loss of one or more of which may have a material adverse effect on the Company.

Employees

      At December 31, 1998, the Company and its subsidiaries had approximately 9,135 employees. Approximately 190 employees are represented by the Broadcasting, Entertainment, Cinematographic and Theatre Union which has entered into a collective bargaining agreement with NTLIH. No other employees of the Company are represented by any labor organization. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES.

Properties

      The Company's subsidiaries own, lease or occupy under license 29 business unit and regional head-offices throughout the UK, with its corporate head-office being in Farnborough and 11 retail shops. In addition, the Company's subsidiaries own or lease approximately 135 switching centers/head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment used in each of its regional systems.

      The Company also owns, leases or occupies under license approximately 770 properties, of which approximately 700 are used as transmitter sites. In addition, the Company also is the lessee or licensee of approximately 600 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

      The Company maintains offices under lease for its corporate staff in New York City.

      The Company believes that its facilities are presently adequate for their current use. The Company intends to continue to expand its systems in accordance with the requirements of its network build schedules and acquire new sites as part of the ongoing expansion of its transmission networks.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

      A civils main build contractor employed by Diamond, E. H. O'Neill Limited ("O'Neill"), has commenced legal proceedings against Diamond, claiming approximately (pound)7.1 million in respect of estimated anticipated lost profits on future work pursuant to an alleged oral agreement. Diamond denies the existence of any such agreement and intends to defend the proceedings in full. In addition, the Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business, including claims involving contractual disputes and claims for damages to property and personal injury resulting from the construction of the Company's networks and the maintenance and servicing of the Company's transmission masts, none of which are expected to have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At a special meeting held on October 29, 1998, the Company's stockholders were asked to consider proposals (1) to approve the issuance of shares of Company Common Stock pursuant to the Amalgamation Agreement and (2) to amend the Restated Certificate of Incorporation of the Company to increase the maximum number of authorized shares of the Company's Common Stock from 100,000,000 to 400,000,000 shares and to increase the maximum number of authorized shares of the Company's Preferred Stock from 2,500,000 to 10,000,000 shares. With respect to the first proposal, 30,522,721 votes were cast for, 35,646 against and there were 21,186 abstentions and broker non-votes. With respect to the second proposal, 26,366,230 votes were cast for, 4,191,521 against and 21,802 were abstentions and broker non-votes.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

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

                                                        Last Sale Price
                                                   High                 Low
                                                  ---------------------------
1997
First Quarter                                     $26.75               $18.25
Second Quarter                                     27.00                19.25
Third Quarter                                      27.63                20.75
Fourth Quarter                                     29.13                25.25

1998
First Quarter                                      45.75                26.75
Second Quarter                                     54.00                35.75
Third Quarter                                      65.00                35.50
Fourth Quarter                                     59.50                32.00

1999
First Quarter (through                             83.13                53.75
March 29, 1999)

      On March 29, 1999, the closing sale price for the Company's Common Stock, as reported on the Nasdaq Stock Market's National Market was $81.44. As of March 29, 1999, there were approximately 583 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

      The Company has never paid cash dividends on its Common Stock. Pursuant to the indentures governing the Company's Senior Notes and the Certificates of Designation governing the Company's Preferred Stock, certain provisions currently materially limit the Company's ability to pay dividends on the Company's equity securities. In addition, there are legal and contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company does not currently intend to pay cash dividends in the foreseeable future on shares of its capital stock. The Company anticipates that for the foreseeable future any cash flow generated from subsidiaries' operations will be used to develop and expand the Company's business and for debt service. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, indenture and other contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. There can be no assurance that the Company will pay dividends at any time in the future.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                              (In thousands, except per share data)
                                                                     Year ended December 31,
                                                 --------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                 --------------------------------------------------------------
                                                     (1)                      (2)
Income statement data:
Operating revenues                               $ 747,015    $ 491,755    $ 228,343    $  33,741    $  13,745
(Loss) before extraordinary item                  (503,927)    (328,557)    (254,454)     (90,785)     (29,573)
Net (loss)                                        (534,616)    (333,057)    (254,454)     (90,785)     (29,573)
Basic and diluted net (loss) per common share:
(Loss) before extraordinary item (3)                (12.69)      (10.60)       (8.20)       (3.01)        (.98)
Net (loss) per common share (3)                     (13.43)      (10.74)       (8.20)       (3.01)        (.98)
Weighted average number of common
  shares used in the computation of basic
  and diluted net loss per common share (3)         41,202       32,117       31,041       30,190       30,175

                                                                            As of December 31,
                                                 --------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                 --------------------------------------------------------------
                                                     (1)                      (2)
Working capital (deficiency)                    $  600,549   $  (52,344)   $   242,102  $    76,128  $  251,544
Fixed assets, net                                3,854,430    1,756,985      1,459,528      639,674     191,725
Total assets                                     6,194,097    2,421,639      2,454,611    1,010,669     664,366
Long-term debt                                   5,043,803    2,015,057      1,732,168      513,026     143,488
Senior Redeemable Exchangeable
Preferred Stock                                    124,127      108,534             --           --          --
Shareholders' equity (deficiency)                  355,154      (61,668)       328,114      339,257     436,534

(1) In June and September 1998, the Company purchased ComTel for an aggregate purchase price of $969 million, including intangibles aggregating $224 million. In October 1998, the Company purchased Partners for an aggregate purchase price of $600.4 million, including intangibles of $129.8 million. In December 1998, the Company purchased EGT for an aggregate purchase price of $151 million, including intangibles of $45 million. The net assets and results of operations of ComTel, Partners and EGT are included in the consolidated financial statements from their respective dates of acquisition.

(2) In May 1996, the Company purchased NTL Group Limited for an aggregate purchase price of approximately $439,000,000, including goodwill of approximately $263,000,000. The net assets and results of operations of NTL Group Limited are included in the consolidated financial statements from the date of the acquisition.

(3) After giving retroactive effect to the four-for-three stock split by way of stock dividend paid in August 1995.

The Company did not declare or pay any cash dividends during the years indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

      As a result of the completion of the acquisitions of ComTel Limited and Telecential Communications (collectively, "ComTel"), Comcast UK Cable Partners Limited ("NTL Bermuda") and Eastern Group Telecoms ("EGT") in 1998, the Company consolidated the results of operations of these businesses from the date of acquisition. The results of these businesses are not included in the 1997 results.

Years Ended December 31, 1998 and 1997

      NTL's revenues increased from 1997 to 1998 by approximately 52% to $747,015,000. This $255,240,000 increase in revenues was accompanied by only a $70,490,000 increase in operating expenses, representing a 73% incremental margin.

      Local telecommunications and television revenues increased to $355,589,000 from $166,951,000 primarily as a result of customer growth that increased the Company's current revenue stream. The 1998 revenue includes $52,772,000 and $21,441,000 from ComTel and NTL Bermuda, respectively. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its dual service network past the remaining homes in its franchise areas.

      National and international telecommunications revenues increased to $248,895,000 from $185,194,000 primarily as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer bases to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

      Broadcast transmission and other revenues increased to $140,156,000 from $130,799,000 primarily due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital television broadcasting commences.

      Other telecommunications revenues decreased to $2,375,000 from $8,831,000 primarily due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

      Operating expenses increased to $372,134,000 from $301,644,000 primarily as a result of increases in interconnection costs and programming costs due to customer growth. The 1998 expenses include $26,745,000 and $8,453,000 related to ComTel and NTL Bermuda, respectively.

      Selling, general and administrative expenses increased to $299,494,000 from $169,133,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 1998 expense includes $31,212,000 and $9,502,000 related to ComTel and NTL Bermuda, respectively.

      Franchise fees increased to $25,036,000 from $23,587,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

      Corporate expenses decreased to $17,048,000 from $18,324,000 primarily due to the sale of OCOM's assets in 1998. Certain OCOM personnel were included in corporate expenses in 1997.

      Nonrecurring charges of $20,642,000 in 1997 were comprised of restructuring costs of $15,629,000 and deferred costs written-off of $5,013,000. The deferred costs written off arose in connection with the Company's unsuccessful bid for Digital Terrestrial Television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. The Company consolidated the Customer Operations departments that serve three franchise areas in England (excluding the ComTel and NTL Bermuda franchises) into one department and consolidated certain operations and management groups within the Broadcast Services division, as well as certain other consolidations or cessation of activities. This charge consisted of employee severance and related benefit costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. The consolidations have been completed, the lease exit costs are for leases that extend over a number of years and the contract cancellations have been completed. As of December 31, 1998, $9,172,000 of the provision has been used, including $5,558,000 for severance and related costs, $1,450,000 for lease exit costs and $2,164,000 for penalties associated with the cancellation of contractual obligations. As of December 31, 1998, 177 employees had been terminated. The $4,194,000 reversed in 1998 from changes in estimates of costs to be incurred includes $1,168,000 for severance and related costs, $2,826,000 for lease exit costs and $200,000 for penalties associated with the cancellation of contractual obligations. This reversal was necessary because employees whose positions were eliminated chose to remain with the Company in other positions rather than leave the Company and receive severance pay; and the real estate markets in which the Company sublet space improved increasing the sublet rentals and shortening the period of time required to find subtenants. The remaining restructuring reserve of $2,263,000 is for lease costs net of sublease revenue.

      Depreciation and amortization expense increased to $266,112,000 from $150,509,000 primarily due to an increase in depreciation of telecommunications and CATV equipment. The 1998 expense includes $31,091,000 and $14,702,000 from ComTel and NTL Bermuda, respectively, including amortization of acquisition related intangibles.

      Interest expense increased to $328,815,000 from $202,570,000 due to the issuance of additional debt in 1998 and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $118,273,000 and $78,817,000 was paid in the years ended December 31, 1998 and 1997, respectively.

      Other gains of $21,497,000 in 1997 include a gain on sale of fixed assets of $11,497,000 and a $10,000,000 payment from LeGroupe Videotron Ltee pursuant to the settlement of a lawsuit.

      Foreign currency transaction gains increased to $4,152,000 from $574,000 due to favorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling.

      The Company recorded an extraordinary loss from the early extinguishment of debt of $30,689,000 in 1998 as a result of the redemption of the 10-7/8% Notes and the repayment of the bank loan. In connection with the repayment of debt, a subsidiary recorded an extraordinary loss of $4,500,000 in 1997 from the write-off of unamortized deferred financing costs.

Years Ended December 31, 1997 and 1996

      Local telecommunications and television revenues increased to $166,951,000 from $89,209,000 as a result of customer growth that increased the Company's current revenue stream.

      National and international telecommunications revenues increased to $185,194,000 from $45,430,000 as a result of the acquisition of NTL Group Limited in May 1996, plus the new site acquisition, installation, design and construction projects and additional site sharing revenue in 1997.

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

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements will aggregate approximately $1.6 billion in 1999. This amount includes the requirements of ComTel, NTL Bermuda and EGT acquired in 1998, as well as the requirements of Diamond Cable Communications plc ("Diamond") which was acquired in March 1999. The Company intends to fund these requirements from cash, cash equivalents and marketable securities on hand of $1.8 billion as of December 31, 1998 (including Diamond's cash and cash equivalents as of December 31, 1998 and the cash received from Microsoft Corp. in January 1999 (see below), and funds internally generated by the operations of the Company's subsidiaries. The Company's commitments for equipment and services at December 31, 1998 of approximately $264 million are included in the anticipated requirements.

      In January 1999, the Company sold $500 million of 5.25% convertible preferred stock to Microsoft Corp. The preferred stock is convertible into the Company's common stock at a conversion price of $100 per share. Dividends are payable quarterly, at the Company's option, in cash, shares of common stock or additional shares of convertible preferred stock. The Company also issued a warrant to Microsoft Corp. to purchase 1.2 million shares at an exercise price of $84 per share which expires in January 2004.

      The Company is highly leveraged. The accreted value at December 31, 1998 of the Company's consolidated long-term indebtedness, including the Redeemable Preferred Stock, and adjusted for the Diamond acquisition and the Microsoft transaction is approximately $6.4 billion, representing approximately 82% of total capitalization. The following table summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company.

                                                                       10-3/4%
                               11-1/2%            12-3/4%               Senior                9-3/4%                 12-3/8%
                           Series B Senior    Series A Senior          Sterling               Senior                 Senior
                           Deferred Coupon    Deferred Coupon      Deferred Coupon        Deferred Coupon     Deferred Coupon Notes
                                Notes              Notes                Notes                  Notes
Denomination                      $                  $                 (pound)                   $                      $

Net Proceeds
         (in 000's)            582,000            145,125              170,584                778,340                241,967
Issue Date                January 30, 1996     April 20, 1995       March 13, 1998        March 13, 1998        November 6, 1998
Issue Price (1)                57.155%            53.995%               58.62%                61.724%                55.505%

Aggregate Principal
         Amount at
         Maturity
         (in 000's)           1,050,000           277,803              300,000               1,300,000               450,000
Maturity Date             February 1, 2006     April 15, 2005       April 1, 2008          April 1, 2008         October 1, 2008
Yield or Interest
         Rate (2)              11-1/2%            12-3/4%              10-3/4%                9-3/4%                 12-3/8%

Interest or Dividend       February 1 and       April 15 and         April 1 and            April 1 and            April 1 and
         Payment              August 1           October 15           October 1              October 1              October 1
         Dates               from 8-1-01       from 10-15-00        from 10-1-2003        from 10-1-2003          from 4-1-2004

Earliest Optional
         Redemption
         Date (4)         February 1, 2001     April 15, 2000       April 1, 2003          April 1, 2003         October 1, 2003
Redemption                105.75 (2001) to    103.64 (2000) to    105.375 (2003) to      104.875 (2003) to    106.188 (2003) to 100
         Price (%)(5)        100 (2003)          100 (2002)           100 (2006)            100 (2006)               (2006)

Conversion
         Price (6)               N/A                N/A                  N/A                    N/A                    N/A
Senior/
  Subordinated                 Senior              Senior               Senior                Senior                 Senior

                                                                                             (Table continues on the following page)

                                                7%              7%
                            11-1/2%        Convertible      Convertible         9-1/2%               10%             Redeemable
                            Senior         Subordinated    Subordinated     Senior Sterling       Series B            Preferred
                             Notes            Notes            Notes             Notes          Senior Notes            Stock
Denomination                   $                $                $              (pound)              $                   $

Net Proceeds
         (in 000's)         607,031          583,500          267,437           121,161            389,000             96,625
Issue Date                Nov 2, 1998      Dec 16, 1998    June 12, 1996    March 13, 1998    February 14, 1997   February 14, 1997
Issue Price (1)              100%              100%            100%             99.670%             100%                100%

Aggregate Principal
         Amount at
         Maturity
         (in 000's)         625,000          600,000          275,000           125,000            400,000             100,000
Maturity Date           October 1, 2008    Dec 15, 2008    June 15, 2008     April 1, 2008    February 15, 2007   February 15, 2009
Yield or Interest
         Rate (2)           11-1/2%             7%              7%              9-1/2%               10%                 13%

Interest or Dividend      April l and      June 15 and      June 15 and       April 1 and      February 15 and   May 15, August 15,
         Payment        October 1 from     December 15      December 15        October 1          August 15        November 15 and
         Dates              4-1-99         from 6-15-99    from 12-15-96     from 10-1-98       from 8-15-97         February 15
                                                                                                                  from 5-15-97 (3)
Earliest Optional
         Redemption
         Date (4)       October 1, 2003    Dec 15, 2001    June 15, 1999     April 1, 2003    February 15, 2002   February 15, 2002
Redemption             105.75 (2003) to  104.4 (2001) to  104.9 (1999) to  104.75 (2003) to     105 (2002) to      106.5 (2002) to
         Price (%) (5)    100 (2006)        100 (2006)      100 (2006)        100 (2006)         100 (2005)          100 (2005)

Conversion
         Price (6)            N/A             61.25           37.875              N/A                N/A                 N/A
Senior/
  Subordinated              Senior         Subordinated    Subordinated         Senior             Senior                N/A

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

      In addition to the notes issued by the Company summarized above, NTL Bermuda and Diamond have issued the following notes. NTL Bermuda has $517.3 million principal at maturity Discount Debentures which are due on November 15, 2007. Interest accretes at 11.2% per annum compounded semi-annually until November 15, 2000, after which date interest will be paid in cash beginning on May 15, 2001. NTL Bermuda also has a (pound)8,456,000 note payable to Comcast U.K. Holdings, Inc. that incurs interest at 9% per annum, compounded semi-annually. The note plus accrued interest is due in September 1999. Accrued interest was (pound)3,854,000 as of December 31, 1998.

      Diamond was acquired in March 1999 when the Company issued an aggregate of approximately 13 million shares in exchange for each ordinary share and deferred share of Diamond at a ratio of approximately .85 shares of the Company's common stock for four Diamond ordinary shares or one deferred share. Diamond had the following notes outstanding as of December 31, 1998:

(i) 13 1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semi-annually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999,
(ii) 11 3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semi-annually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000,
(iii) 10 3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semi-annually beginning on August 15, 2002,
(iv) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount of (pound)135 million ($224 million), interest payable semi-annually as of August 1, 1998,
(v) 9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110 million, interest payable semi-annually as of August 1, 1998, and
(vi) mortgage of (pound)2.5 million ($3.7) million to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1 1/2%.

      The Company intends to commence an offer to repurchase its outstanding notes at 101% of their accreted value or principal amount on or about April 1, 1999 pursuant to the "change of control" provisions of the indentures. The offer will expire 30 days thereafter. NTL has entered into a bridge facility to finance the redemption of Diamond bonds tendered, if any, which is subject to certain funding conditions.

      The Company has other significant commitments or potential commitments in addition to those described above. These are as follows:

(i) Pursuant to the terms of the Northern Ireland LDL, a subsidiary of the Company is required to make annual cash payments to the ITC for 15 years in the amount of approximately (pound)14.4 million (subject to adjustment for inflation) in addition to the percentages of qualifying revenue payments of 0% for the first ten years and 2% for the last five years of the LDL.
(ii) Pursuant to an agreement with TeleWest Communications plc relating to NTL Bermuda's and TeleWest's respective 50% ownership interests in Cable London PLC, between April 29 and

      July 29, 1999, NTL Bermuda can notify TeleWest of the price at which it is willing to sell its 50% ownership in Cable London to TeleWest. Following such notification, TeleWest at its option is required at that price to either purchase NTL Bermuda's 50% interest or sell its 50% interest to NTL Bermuda. If NTL Bermuda fails to give notice to TeleWest by July 29, 1999, it will be deemed to have delivered an offer notice for (pound)100 million ($166 million).
(iii) In December 1998, a wholly-owned subsidiary of the Company acquired 9 million shares, representing 6.3% of the issued share capital, of Newcastle United PLC (the Newcastle United football club) for cash of approximately $17 million. In conjunction with the sale of shares, the seller entered into an irrevocable commitment to the Company that if the Company makes an offer for all of the issued share capital of Newcastle United, it will accept that offer in respect of the remaining balance of its shares representing 50.8% of the issued share capital at a price of
      111.7 pence per share in cash, or at the Company's option, in a zero coupon note aggregating approximately $135 million.
(iv) In March 1999, the Commonwealth of Australia accepted the Company's bid to own and operate the Australian National Transmission Network ("NTN"). NTN operates from over 560 tower sites and provides exclusive television and radio transmission services to Australia's only national TV and radio broadcasters, serves regional and community TV and radio broadcasters, and provides equipment hosting services to telecom operators and emergency service communications providers on its towers. A subsidiary of the Company will purchase the company that will hold the NTN assets for an aggregate purchase price of approximately $407 million.

      The development, construction and operations of the Company's combined telecommunications networks will require substantial capital. In addition, the Company will require significant amounts of capital to finance the other capital expenditures and other obligations of its subsidiaries. The Company intends to fund a portion of these requirements from cash and securities on hand and cash from operations. However, under certain circumstances, additional funding will be necessary to meet these requirements. There can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (ii) additional financing will be obtained or will be available on acceptable terms, (iii) conditions precedent to advances under future credit facilities will be satisfied when funds are required, (iv) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (v) the Company will be able to access such cash flow or (vi) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

      Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications to the terms of such indebtedness, (iii) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (iv) seeking additional equity financing, or (v) a combination of the foregoing.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      Cash used in operating activities was $18,943,000 and $17,271,000 in the years ended December 31, 1998 and 1997, respectively. The change is primarily due to an increase in the operating loss and changes in operating assets and liabilities.

      Purchases of fixed assets were $772,144,000 in 1998 and $503,656,000 in 1997 as a result of the continuing fixed asset purchases and construction in 1998.

      Proceeds from borrowings, net of financing costs, of $3,525,588,000 in 1998 is comprised of the proceeds from the various notes issued during the year plus proceeds from borrowings under the bank loan. Principal payments of $845,018,000 represent the repayment of borrowings under the bank loan. Cash placed in escrow of $217,622,000 was used to redeem the Company's 10-7/8% Senior Deferred Coupon Notes which was completed in October 1998.

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

     The Company has completed its compilation of equipment and systems that might be affected by Year 2000 noncompliance. An impact and risk assessment is underway on all items to determine whether items are business critical, high priority or low priority. This assessment will include all information systems ("IS") and non-IS equipment with embedded technology such as air conditioning, generators and power supplies. All business critical and high priority items have been identified. The Company's billing, provisioning and customer service systems are being reviewed and modified for Year 2000 readiness. Although this was expected to be completed by the end of 1998, it is now expected to be completed in March 1999. Integration testing of the complete system will begin in the second quarter of 1999 and is expected to require three months. Testing of other business critical and high priority items is in various stages with some areas 100% complete. The target for the completion of this testing is the end of June 1999, although a small portion of such testing is scheduled to extend into the third quarter of 1999. Where appropriate, remedial work has been minimized by bringing forward planned system revisions and retiring old equipment. The Company is also communicating with its suppliers with respect to the high priority and business critical items. A central database has been established to insure all issues are resolved. This communication is virtually complete. A Millennium Operations Plan is being created that details the key resources needed for problems that may arise over the Year 2000 weekend. All Business Continuity Plans are being reviewed and are being revised to account for special circumstances related to the Year 2000. These plans are expected to be finalized in the third quarter of 1999.

      The Company expects to incur $13 million primarily in labor costs to compile inventories, assess risks, prioritize remediation projects, communicate with suppliers, maintain the supplier communications database, test remediations and implement remediations. The Company incurred approximately $3.2 million of this amount in 1998. The expected cost includes enhancements and upgrades that are part of the normal upgrades and system revisions.

      The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of public electricity supplies during the millennium period. A number of critical sites have permanent automatic standby generators and uninterruptible power supplies. Where critical sites do not have permanent standby power, the Company intends to deploy its mobile generators. In addition, other telephone operators have suggested that the telephone network may overload due to excessive traffic. The Company is reviewing its "cold start" scenarios and alternative interconnection routes in the event of interruptions in the service of other telephone companies. The Company expects the UK Telecoms Regulator to require evidence of contingency plans from all the major operators and the results will be shared through the Inter-Operator Forum. Either or both of the above mentioned scenarios could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred.

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

      Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

      Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in the United Kingdom, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market Risk

      The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates, primarily US dollar/UK Pound Sterling. The counterparties are major financial institutions. The Company does not enter into derivatives or financial instruments to manage or reduce the impact of changes in interest rates.

Foreign Exchange Contracts

      To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of its networks in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At December 31, 1998, the Company had approximately $195 million in pounds sterling cash and cash equivalents to reduce this risk. In addition, the Company's pounds sterling denominated Notes issued in March 1998 will also reduce this risk. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of (pound)1 to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for its U.S. dollar denominated debt and anticipated amounts of parent company expenses. In addition, NTL Bermuda has option agreements of (pound)250 million notional amount to purchase U.S. dollars at a fixed rate of (pound)1 to $1.35 in November 2000. This option provides a hedge against an adverse change in exchange rates when interest payments commence on NTL Bermuda's U.S. dollar denominated Discount Debentures.

      The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 1998, the difference between the fair value of the outstanding contracts and the contract amounts was immaterial.

Interest Rates

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Fair values were determined from quoted market prices.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Fair
                                                                                                                             Value
(dollars in thousands)           1999       2000        2001         2002       2003        Thereafter      Total           12/31/98
------------------------------------------------------------------------------------------------------------------------------------
Long-term Debt, including
Current Portion

12.75% Series A Senior
Deferred Coupon Notes due
2005
  Fixed Rate                      -          -           -            -           -          $277,804       $277,804        $252,801
  Average Interest Rate                                                                         12.75%

11.50% Series B Senior
Deferred Coupon Notes due
2006
  Fixed Rate                      -          -           -            -           -        $1,050,000     $1,050,000        $882,000
  Average Interest Rate                                                                         11.50%

7% Covertible Subordinated
Notes due 2008 (1996 issue)
  Fixed Rate                      -          -           -            -           -          $275,000       $275,000        $411,125
  Average Interest Rate                                                                             7%

7% Convertible Subordinated
Notes due 2008 (1998 issue)
  Fixed Rate                      -          -           -            -           -          $600,000       $600,000        $656,340
  Average Interest Rate                                                                             7%

10% Series B Senior Notes
due 2007
  Fixed Rate                      -          -           -            -           -          $400,000       $400,000        $408,000
  Average Interest Rate                                                                            10%

9.75% Senior Deferred
Coupon Notes due 2008
  Fixed Rate                      -          -           -            -           -        $1,300,000     $1,300,000        $835,250
  Average Interest Rate                                                                          9.75%

11.5% Senior Notes due 2008
  Fixed Rate                      -          -           -            -           -          $625,000       $625,000        $681,250
  Average Interest Rate                                                                          11.5%

12.375% Senior Deferred
Coupon Notes due 2008
  Fixed Rate                      -          -           -            -           -          $450,000       $450,000        $274,500
  Average Interest Rate                                                                        12.375%

------------------------------------------------------------------------------------------------------------------------------------

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate and Average Forward Foreign Exchange Rate
(USD/British Sterling)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Fair
                                                                                                                           Value
(pounds in thousands)            1999       2000     2001       2002       2003        Thereafter       Total            12/31/98
------------------------------------------------------------------------------------------------------------------------------------
Long-term Debt (including
Current Portion)
Denominated in Foreign
Currency

9.5% Senior Notes (Sterling)
due 2008
    Fixed Rate                    -          -         -         -            -       (pound)125,000  (pound)125,000  (pound)116,250
    Average Interest Rate
      Average Forward                                                                       9.5%
      Exchange Rate                                                                      1.6506

10.75% Senior Deferred
Coupon Notes (Sterling) due
2008
    Fixed Rate                    -          -         -         -            -       (pound)300,000  (pound)300,000  (pound)177,000
    Average Interest Rate
      Average Forward                                                                     10.75%
      Exchange Rate                                                                      1.6506
------------------------------------------------------------------------------------------------------------------------------------

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate and Average Forward Foreign Exchange Rate
(USD/British Sterling)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Fair
                                                                                                                             Value
(dollars in thousands)           1999       2000        2001         2002       2003        Thereafter      Total           12/31/98
------------------------------------------------------------------------------------------------------------------------------------
   Long-term Debt, including
   Current Portion

11.20% Senior Discount
Debentures due 2007
   Fixed Rate                     -          -           -            -          -         $517,300       $517,300          $437,119
   Average Interest Rate
     Average Forward Exchange                                                                11.20%
     Rate                                                                                   1.6506

------------------------------------------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

      The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.


                                                 (In thousands, except per share data)
                                                                  1998
                                                            Three Months Ended
                                          ---------------------------------------------------
                                           March 31     June 30    September 30   December 31
                                          ---------------------------------------------------
Revenues                                  $ 147,792    $ 154,314    $ 182,484    $   262,425
Operating loss                              (41,962)     (40,665)     (55,640)       (90,348)
                                            (93,672)    (104,302)    (133,892)      (172,061)
Loss before extraordinary item
                                            (93,672)    (104,302)    (138,131)      (198,511)
Net loss


Basic and diluted loss per common share       (3.02)       (2.80)       (3.34)         (3.29)
         before extraordinary item

Basic and diluted net loss per common
         share                                (3.02)       (2.80)       (3.44)         (3.79)

                                                                  1997
                                                            Three Months Ended
                                          ---------------------------------------------------
                                           March 31     June 30    September 30   December 31
                                          ---------------------------------------------------
Revenues                                  $ 106,817    $ 114,822    $ 126,734    $ 143,402
Operating loss                              (45,231)     (51,772)     (54,438)     (40,623)
Loss before extraordinary item              (85,761)     (87,674)     (83,357)     (71,765)
Net loss                                    (85,761)     (87,674)     (83,357)     (76,265)
Basic and diluted loss per common share
         before extraordinary item            (2.73)       (2.84)       (2.70)       (2.34)
Basic and diluted net loss per common
         share                                (2.73)       (2.84)       (2.70)       (2.48)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEMS 10, 11, 12, and 13.

      The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a) (1) Financial Statements - See list of Financial Statements on page F-1.

                  (2) Financial statement schedules - see list of Financial Statement Schedules on page F-1.

                  (3)   Exhibits - See Exhibit Index on page 74.

            (b) During the fourth quarter of 1998, the Company filed Current Reports on Form 8-K dated October 5, 1998, October 27, 1998, October 29, 1998, December 16, 1998, December 21, 1998 and December 22, 1998 (reporting matters under Item 5 - Other Events). No financial statements were filed with this report.

            (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

            (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

Exhibit No.
-----------

       2.1 Amended and Restated Agreement of Reorganization and Plan of Merger, dated as of May 28, 1993, among the Company, OCOM and CableTel Merger Inc. (Incorporated by reference to Exhibit 2, Registration File No. 33-63570)

       2.2 Deed of Irrevocable undertaking dated March 28, 1996 by and among Addroute Limited, certain shareholders in the NTL Group Limited, NTL Group Limited and the Company (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-1010)

       2.3 Form of Offer Document dated March 28, 1996 of Addroute Limited for NTL Group Limited (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-1010)

       2.4 Deed of Adjustment dated March 28, 1996 by and among Addroute Limited and Mercury Asset Management plc. (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-1010)

       2.5 Share Exchange Agreement, dated as of August 30, 1996, by and among the Company, B/G Co., Booth American Company, Columbia Management, Inc. and Robert T. Goad (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-16751)

       2.6 Share Purchase Agreement, dated October 7, 1996, by and among the Company, South Wales Electricity plc and Swalec Telco Investment Limited (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333- 16751)

       2.7 Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, among the Company, NTL (Bermuda) Limited, and Comcast UK Cable Partners Limited (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-64727)

       2.8 Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, among the Company, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-64727)

       2.9 Agreement for the Sale and Purchase of the Vision Networks UK Group, dated June 16, 1998, by and between Vision Networks III B.V., ComTel UK Finance B.V., Vision Networks (UK) I Limited, Telecential Communications (Canada) Ltd., Vision Networks (UK) II Limited, Telecential Communications (UK) Limited, Vision Networks (UK) Holding B.V., NTL Group Limited and the Company (Incorporated by reference to the Company's Form 8-K, filed with the Commission on October 5, 1998)

       2.10 Supplemental Agreement, dated September 22, 1998, to a Sale and Purchase Agreement, dated June 16, 1998, entered into between inter alia Vision Networks III B.V., ComTel UK Finance B.V. and NTL Group Limited in respect of the sale and purchase of Vision Networks UK Group (Incorporated by reference to the Company's Form 8-K, filed with the Commission on October 5, 1998)

       2.11 Share Exchange Agreement, dated as of June 16, 1998, as amended, among the Company and the shareholders of Diamond Cable Communications Plc (Incorporated by reference to the Company's Proxy Statement, dated January 29, 1999)

       2.12 Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, among the Company and the shareholders of Diamond Cable Communications plc (Incorporated by reference to the Company's Form 8-K, filed with the Commission on December 23, 1998)

       3.1      Restated Certificate of Incorporation of the Company

       3.1(a) Certificate of Ownership and Merger, dated as of March 26, 1997 (Incorporated by reference to Company's Form 8-K, dated and filed with the Commission on March 26, 1997)

       3.2 Rights Agreement entered into by the Company and Continental Stock Transfer & Trust Company (Incorporated by Reference to
                Exhibit 4.2, Registration No. 33- 63570)

       3.3 Restated By-Laws (Incorporated by reference to Exhibit 3.2, Registration No. 33- 63570)

       4.1 Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1, Registration File No. 33-63570)

       4.2 Warrant Agreement, dated February 14, 1996 between the Company and Chemical Bank as Warrant Agent (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-00118)

       4.3      Form of Warrant to Purchase Common Stock (included in Exhibit
                4.2)

       4.4 Indenture, dated as of October 1, 1993, by and between the Company and Chemical Bank with respect to the 10% Senior Notes (Incorporated by reference to Exhibit 4.1, Registration File No. 33-63572)

       4.5 Indenture, dated as of April 20, 1995, by and between the Company and Chemical Bank as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 33-92794)

       4.6 Indenture, dated as of January 30, 1996, by and between the Company and Chemical Bank as Trustee, with respect to the 11 1/2% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

       4.7 First Supplemental Indenture, dated as of January 22, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

       4.8 First Supplemental Indenture, dated as of January 23, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 10% Notes (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 333-00118)

       4.9 Indenture, dated as of February 12, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K)

       4.10 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9 1/2% Senior Notes (Incorporated by reference from the Company's 1997 Form 10-K)

       4.11 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes (Incorporated by reference from the Company's 1997 Form 10-K)

       4.12 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10 3/4% Senior Deferred Coupon Notes (Incorporated by reference from the Company's 1997 Form 10-K)

       4.13 Indenture, dated as of November 2, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/2% Senior Notes due 2008

       4.14 Registration Rights Agreement, dated as of November 2, 1998 by and among the Company and Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., with respect to the 11 1/2% Senior Notes due 2008

       4.15 Indenture, dated as of November 6, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 12 3/8% Senior Deferred Coupon Notes due 2008

       4.16 Registration Rights Agreement, dated as of November 6, 1998 by and among the Company and Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., with respect to the 12 3/8% Senior Deferred Coupon Notes due 2008

       4.17 Indenture, dated as of December 16, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008

       4.18 Registration Rights Agreement, dated as of December 16, 1998 by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Chase Securities Inc., Salomon Smith Barney Inc, BT Alex. Brown Incorporated and Warburg Dillon Read LLC with respect to the 7% Convertible Subordinated Notes due 2008

       4.19 Certificate of Designation, dated February 12, 1997, with respect to the 13% Redeemable Preferred Stock (Incorporated by reference from the Company's 1996 Form 10-K)

       4.20 Certificate of Designation, dated October 7, 1996, in respect of the Company's Series A Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K, filed on October 9, 1996)

       4.21 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 10% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K)

       4.22 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 13% Senior Notes (Incorporated by reference from the Company's 1996 Form 10-K)

       4.23 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 9 1/2% Senior Notes (Incorporated by reference from the Company's 1997 Form 10-K)

       4.24 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, BT Alex. Brown Incorporated, Chase Securities Inc. and Salomon Brothers Inc. with respect to the 9 3/4% Senior Deferred Coupon Notes (Incorporated by reference from the Company's 1997 Form 10-K)

       4.25 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 10 3/4% Senior Deferred Coupon Notes (Incorporated by reference from the Company's 1997 Form 10-K)

       4.26 Form of Preferred Stock (Incorporated by reference from the Company's 1996 Form 10-K)

       4.27 Indenture, dated as of June 12, 1996, by and between the Company and Chemical Bank, as Trustee, with respect to the 7% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333- 07879)

       4.28 Registration Rights Agreement, dated June 12, 1996, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc, with respect to the 7% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-07879)

       4.29 Indenture, dated as of April 20, 1995, by and among the Company and Chemical Bank, as Trustee, with respect to the 7 1/4% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333- 92792)

       4.30 Registration Agreement, dated April 12, 1995, by and among the Company and Salomon Brothers Inc, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co., with respect to the 7 1/4% Convertible Notes (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-92792)

       4.31 Rights Agreement entered into by the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to
                Exhibit 4.2, Registration No. 33- 63570)

       10.1 Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference from the Company's 1997 Form 10-K)

       10.2 Rules of the NTL Sharesave Plan, adopted by the Company on October 28, 1997


       10.3 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements)
                (Incorporated by reference from the Company's Registration Statement on Form S-4, File No. 33-92794)

       10.4 1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998

       10.5 Bridge Loan Agreement, dated as of March 17, 1999, among the Company, the Lenders named therein and Goldman Sachs Credit Partners L.P.

       10.6 Agreement, dated August 14, 1998, among TeleWest Communications PLC, TeleWest Communications Holdings Limited, NTL (Bermuda) Limited, and the Company (Incorporated by reference to the Company's Current Report on Form 8-K, dated August 18, 1998)

       11       Statement re: computation of per share earnings

       21       Subsidiaries of the Registrant

       23.1     Consent of Ernst & Young LLP

       27.1     Financial Data Schedule, for the year ended December 31, 1998

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

       99.7 Prescribed Diffusion Service License, dated December 3, 1990, issued to Newport Cablevision Limited (renamed CableTel Newport) for the area of Newport, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.8 Prescribed Diffusion Service License, dated December 3, 1990, issued to Cable and Satellite Television Holdings Ltd (renamed CableTel West Glamorgan Limited) for the area of West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.9 Prescribed Diffusion Service License, dated December 3, 1990, issued to British Cable Services Limited for the area of Cardiff and Penarth, Wales (now held by CableTel Cardiff Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.10 Prescribed Diffusion Service License, dated December 3, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the area of Huddersfield and Dewsbury, West Yorkshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.11 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the area of Broxbourne and East Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.12 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision Communications Company Ltd (renamed CableTel Central Hertfordshire Limited) for the area of Central Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.13 Prescribed Diffusion Service License, dated March 26, 1990, issued to CableVision Bedfordshire Limited (renamed CableTel Bedfordshire Ltd.) for the area of Luton and South Bedfordshire (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.14 Prescribed Diffusion Service License, dated December 3, 1990, issued to CableVision North Bedfordshire Ltd (renamed CableTel North Bedfordshire Ltd.) for the area of North Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.15 Local Delivery Service License, dated October 2, 1995, issued to CableTel Northern Ireland Limited for Northern Ireland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.16 Local Delivery Service License, dated December 6, 1995, issued to CableTel South Wales Limited for Glamorgan and Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.17 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Camarthen, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.18 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Milford Haven, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.19 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Cwmgors (Amman Valley), West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.20 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Ammanford, West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.21 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Brecon, Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.22 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Haverfordwest, Preseli, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.23 Local Delivery Service License, dated March 15, 1991, issued to Maxwell Cable TV Limited for Neyland, Preseli, Wales (now held by Metro South Wales Limited) (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.24 License, dated January 11, 1991, issued to Cablevision Communications the Company of Hertfordshire Ltd (renamed CableTel Hertfordshire Limited) for the Hertford, Cheshunt and Ware (Lea Valley) cable franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.25 License, dated December 8, 1990, issued to Cablevision Communications the Company Limited for Central Hertfordshire (renamed CableTel Central Hertfordshire Limited), England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.26 License, dated August 23, 1989, issued to Cablevision Bedfordshire Limited for Bedford and surrounding areas, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.27 License, dated January 9, 1991, issued to Cablevision North Bedfordshire Ltd for North Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.28 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Inverclyde Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.29 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Bearsden and Milngavie Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.30 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Paisley and Renfrew Cable Franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.31 License, dated June 7, 1985, issued to Clyde Cablevision Ltd (renamed CableTel Glasgow) for North West Glasgow and Clydebank, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.32 License, dated January 29, 1991, issued to Clyde Cablevision (renamed CableTel Glasgow) for the Greater Glasgow cable franchise, Scotland (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.33 License, dated October 13, 1993, issued to Insight Communications Cardiff Limited (renamed CableTel Cardiff Limited) for Cardiff, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.34 License, dated January 22, 1991, issued to Newport Cablevision Limited (renamed CableTel Newport), for Newport Cable franchise Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.35 License, dated May 18, 1990, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan Limited) for West Glamorgan, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19,
                1996)

       99.36 License, dated December 20, 1990, issued to Kirklees Cable (renamed CableTel Kirklees) for the Huddersfield and Dewsbury cable franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.37 License, dated October 13, 1993, issued to Insight Communications Guildford Limited (renamed CableTel Surrey and Hampshire Limited) for the West Surrey/East Hampshire (Guildford) Cable Franchise, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.38 License, dated January 20, 1995, issued to CableTel Bedfordshire Ltd. for the area of South Bedfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.39 License, dated January 20, 1995, issued to CableTel North Bedfordshire Ltd. for the area of Bedford, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.40 License, dated January 20, 1992, issued to Cable and Satellite Television Holdings Limited (renamed CableTel West Glamorgan Limited) for the area of Swansea, Neath and Port Talbot, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.41 License, dated January 20, 1995, issued to Cabletel Hertfordshire Ltd. for the area of Hertford, Cheshunt and Ware (Lea Valley), England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.42 License, dated January 20, 1995, issued to Cabletel Central Hertfordshire Ltd. for the area of Central Hertfordshire, England (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.43 License, dated July 21, 1995, issued to CableTel Kirklees (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.44 License, dated June 8, 1995, issued to CableTel Bedfordshire Ltd. (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.45 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Neyland, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.46 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Cwmgors, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.47 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Ammanford, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.48 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Carmarthen, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.49 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Haverfordwest, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.50 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Pembroke Dock, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.51 License, dated October 27, 1995, issued to Metro South Wales Limited for the area of Milford Haven, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.52 License, dated October 27, 1995, issued to CableTel South Wales Limited for the area of Glamorgan and Gwent, Wales (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       99.53 License, dated January 26, 1996, issued to Cabletel South Wales Limited, for part of the Glamorgan area (Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 19, 1996)

       98.54 License, dated November 3, 1997, issued to NTL (UK) Group, Inc. for the Provision of Radio Fixed Access Operator Services (Incorporated by reference to the Company's 1997 Form 10-K)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 1999

NTL INCORPORATED


By:  /s/ J. Barclay Knapp
-------------------------------------
  J. Barclay Knapp
  President, Chief Executive Officer
  and Chief Financial Officer
  (Principal Executive and Principal
    Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                          Title                         Date


/s/ J. Barclay Knapp           President, Chief              March 31, 1999
------------------------       Executive Officer and
J. Barclay Knapp               Chief Financial Officer
                               (Principal Executive
                               and Principal Financial
                               Officer)


/s/ George S. Blumenthal       Chairman of the Board         March 31, 1999
------------------------       and Treasurer
George S. Blumenthal


/s/ Gregg Gorelick             Vice President-               March 31, 1999
------------------------       Controller (Principal
Gregg Gorelick                 Accounting Officer)

/s/ Sidney R. Knafel           Director                    March 31, 1999
------------------------
R. Knafel



/s/ Ted H. McCourtney          Director                    March 31, 1999
------------------------
Ted H. McCourtney





/s/ Del Mintz                  Director                    March 31, 1999
------------------------
Del Mintz



/s/ Alan J. Patricof           Director                    March 31, 1999
------------------------
Alan J. Patricof



/s/ Warren Potash              Director                    March 31, 1999
------------------------
Warren Potash



/s/ Michael S. Willner         Director                    March 31, 1999
------------------------
Michael S. Willner




/s/ Robert T. Goad             Director                    March 31, 1999
------------------------
Robert T. Goad

                        Form 10-K--Item 14(a)(1) and (2)

                        NTL Incorporated and Subsidiaries

                   Index of Consolidated Financial Statements
                        and Financial Statement Schedules


The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:


Report of Independent Auditors .......................................................  F-2
Consolidated Balance Sheets - December 31, 1998 and 1997 .............................  F-3
Consolidated Statements of Operations -
   Years ended December 31, 1998, 1997 and 1996 ......................................  F-5
Consolidated Statement of Shareholders' Equity (Deficiency) -
   Years ended December 31, 1998, 1997 and 1996 ......................................  F-6
Consolidated Statements of Cash Flows -
   Years ended December 31, 1998, 1997 and 1996 ......................................  F-8
Notes to Consolidated Financial Statements ..........................................  F-10


The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant ..........................  F-41
Schedule II - Valuation and Qualifying Accounts .....................................  F-48

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         Report of Independent Auditors


The Board of Directors and Shareholders
NTL Incorporated

We have audited the consolidated balance sheets of NTL Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                     ERNST & YOUNG LLP



New York, New York
March 26, 1999

                        NTL Incorporated and Subsidiaries
                           Consolidated Balance Sheets


                                                                              December 31
                                                                      1998                   1997
                                                             -----------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                      $    736,265,000        $    98,902,000
   Marketable securities                                               260,631,000              4,998,000
   Accounts receivable--trade, less allowance for doubtful
     accounts of $38,475,000 (1998) and $8,056,000 (1997)               152,356,000            66,022,000
   Other                                                                55,248,000             67,232,000
                                                             -----------------------------------------------
Total current assets                                                 1,204,500,000            237,154,000

Fixed assets, net                                                    3,854,430,000          1,756,985,000
Intangible assets, net                                                 725,028,000            364,479,000
Investment in Cable London PLC, net of accumulated
   amortization of $3,093,000                                          229,093,000                      -
Other assets, net of accumulated amortization
   of $56,264,000 (1998) and $25,889,000 (1997)                        181,046,000             63,021,000
                                                             -----------------------------------------------
Total assets                                                        $6,194,097,000         $2,421,639,000
                                                             ===============================================

                        NTL Incorporated and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                                                 December 31
                                                                         1998                    1997
                                                               ------------------------------------------------
Liabilities and shareholders' equity (deficiency)
  Current liabilities:
   Accounts payable                                                   $  167,079,000          $    45,475,000
   Accrued expenses and other                                            221,070,000              163,158,000
   Accrued construction costs                                             88,033,000               26,930,000
   Interest payable                                                       34,258,000               18,875,000
   Deferred revenue                                                       69,820,000               35,060,000
   Current portion of long-term debt                                      23,691,000                        -
                                                               ------------------------------------------------
Total current liabilities                                                603,951,000              289,498,000

Long-term debt                                                         5,043,803,000            2,015,057,000
Commitments and contingent liabilities
Deferred income taxes                                                     67,062,000               70,218,000
Senior redeemable exchangeable preferred stock - $.01 par value, plus accreted dividends; liquidation preference $125,000,000;
   less unamortized discount of $3,133,000 (1998) and $3,444,000
   (1997); issued and outstanding 125,000 (1998) and
   110,000 (1997) shares                                                 124,127,000              108,534,000

Shareholders' equity (deficiency):

   Series preferred stock--$.01 par value; authorized 10,000,000 shares:
       Series A - liquidation preference $128,760,000; issued
         and outstanding 125,000 (1998) and none (1997)                        2,000                        -
         shares;
       Series B - liquidation preference $52,517,000; issued
         and outstanding 52,000 (1998) and none (1997) shares;                     -                        -
       Series A - issued and outstanding none (1998) and 780
         (1997) shares                                                             -                        -
   Common stock--$.01 par value; authorized 400,000,000
     shares; issued and outstanding 60,249,000 (1998) and
     32,210,000 (1997) shares                                                602,000                  322,000
   Additional paid-in capital                                          1,501,561,000              538,054,000
   Accumulated other comprehensive income                                104,657,000              117,008,000
   (Deficit)                                                          (1,251,668,000)            (717,052,000)
                                                               ------------------------------------------------
                                                                         355,154,000              (61,668,000)
                                                               ------------------------------------------------
Total liabilities and shareholders' equity (deficiency)               $6,194,097,000           $2,421,639,000
                                                               ================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Operations


                                                                       Year ended December 31
                                                           1998                 1997                 1996
                                                    -------------------------------------------------------------
Revenues
Local telecommunications and television                  $355,589,000       $ 166,951,000        $  89,209,000
National and international telecommunications             248,895,000         185,194,000           45,430,000
Broadcast transmission and other                          140,156,000         130,799,000           83,618,000
Other telecommunications                                    2,375,000           8,831,000           10,086,000
                                                    -------------------------------------------------------------
                                                          747,015,000         491,775,000          228,343,000

Costs and expenses
Operating expenses                                        372,134,000         301,644,000          144,315,000
Selling, general and administrative expenses              299,494,000         169,133,000          114,992,000
Franchise fees                                             25,036,000          23,587,000           13,117,000
Corporate expenses                                         17,048,000          18,324,000           14,899,000
Nonrecurring charges                                       (4,194,000)         20,642,000                    -
Depreciation and amortization                             266,112,000         150,509,000           98,653,000
                                                    -------------------------------------------------------------
                                                          975,630,000         683,839,000          385,976,000
                                                    -------------------------------------------------------------
Operating (loss)                                         (228,615,000)       (192,064,000)        (157,633,000)

Other income (expense)
Interest and other income                                  46,024,000          28,415,000           33,634,000
Interest expense                                         (328,815,000)       (202,570,000)        (137,032,000)
Other gains                                                         -          21,497,000                    -
Foreign currency transaction gains                          4,152,000             574,000            2,408,000
                                                    -------------------------------------------------------------
(Loss) before income taxes, minority interests
  and extraordinary item                                 (507,254,000)       (344,148,000)        (258,623,000)
Income tax benefit (provision)                              3,327,000          15,591,000           (7,653,000)
                                                    -------------------------------------------------------------
(Loss) before minority interests and extraordinary
   item                                                  (503,927,000)       (328,557,000)        (266,276,000)
Minority interests                                                  -                   -           11,822,000
                                                    -------------------------------------------------------------
(Loss) before extraordinary item                         (503,927,000)       (328,557,000)        (254,454,000)
Loss from early extinguishment of debt                    (30,689,000)         (4,500,000)                   -
                                                    -------------------------------------------------------------
Net (loss)                                             $ (534,616,000)      $(333,057,000)       $(254,454,000)
                                                    =============================================================

Basic and diluted net (loss) per common share:
   (Loss) before extraordinary item                            $(12.69)           $(10.60)              $(8.20)
   Extraordinary item                                             (.74)              (.14)                   -
                                                    -------------------------------------------------------------
  Net (loss) per common share                                  $(13.43)           $(10.74)              $(8.20)
                                                    =============================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
           Consolidated Statement of Shareholders' Equity (Deficiency)


                                           Series A          Series A             Series B
                                          Preferred          Preferred           Preferred                Common Stock--
                                            Stock              Stock               Stock                 $.01 Par Value
                                        Shares    Par    Shares      Par      Shares      Par         Shares            Par
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                                           30,202,000      $302,000
Exercise of stock options                                                                               396,000         4,000
Exercise of warrants                                                                                     53,000         1,000
Issuance of warrants in connection
   with consent solicitations
Shares issued for acquisitions              780  $ -                                                  1,415,000        14,000
Comprehensive income:
Net loss for the year ended
   December 31, 1996
Currency translation adjustment
     Total
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1996                  780     -                                                32,066,000       321,000
Exercise of stock options                                                                               119,000         1,000
Exercise of warrants                                                                                     25,000
Accreted dividends on senior
   redeemable exchangeable
   preferred stock
Accretion of discount on senior
   redeemable exchangeable
   preferred stock
Comprehensive income:
Net loss for the year ended
   December 31, 1997
Currency translation adjustment
     Total
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1997                  780  -                                                   32,210,000       322,000
Exercise of stock options                                                                               298,000         3,000
Exercise of warrants                                                                                     70,000
Accreted dividends on preferred stock
Accretion of discount on preferred
  stock
Conversion of 7-1/4% Convertible
   Subordinated Notes                                                                                 6,958,000        70,000
Conversion of Series Preferred Stock       (780)                                                      1,950,000        20,000
Preferred stock issued for acquisition                   125,000   $2,000     52,000    -
Common stock issued for acquisition                                                                  18,763,000       187,000
Issuance of warrants in connection
   with consent solicitations
Comprehensive income:
Net loss for the year ended
  December 31, 1998
Currency translation adjustment
        Total
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1998                   -   $  -   125,000    $2,000     52,000  $   -          60,249,000      $602,000
                                       ==========================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
     Consolidated Statement of Shareholders' Equity (Deficiency) (continued)

                                                                                       Accumulated
                                            Additional                                    Other
                                              Paid-In        Comprehensive            Comprehensive
                                              Capital               loss                 Income              (Deficit)
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1995                  $  462,223,000                                $6,273,000         $(129,541,000)
Exercise of stock options                        1,362,000
Exercise of warrants                               298,000
Issuance of warrants in connection
   with consent solicitations                    1,641,000
Shares issued for acquisitions                  83,123,000
Comprehensive income:
Net loss for the year ended
   December 31, 1996                                             $(254,454,000)                               (254,454,000)
Currency translation adjustment                                    156,868,000           156,868,000
                                                             ---------------------
     Total                                                      $  (97,586,000)
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1996                     548,647,000                               163,141,000          (383,995,000)
Exercise of stock options                        1,532,000
Exercise of warrants                               138,000
Accreted dividends on senior
   redeemable exchangeable
   preferred stock                             (11,978,000)
Accretion of discount on senior
   redeemable exchangeable
   preferred stock                                (285,000)
Comprehensive income:
Net loss for the year ended
   December 31, 1997                                             $(333,057,000)                               (333,057,000)
Currency translation adjustment                                    (46,133,000)          (46,133,000)
                                                             ---------------------
     Total                                                       $(379,190,000)
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1997                     538,054,000                               117,008,000          (717,052,000)
Exercise of stock options                        6,331,000
Exercise of warrants                               508,000

Accreted dividends on preferred stock          (18,761,000)
Accretion of discount on preferred
   stock                                          (311,000)
Conversion of 7-1/4% Convertible
   Subordinated Notes                          186,942,000
Conversion of Series Preferred Stock               (20,000)
Preferred stock issued for acquisition         178,493,000
Common stock issued for acquisition            600,245,000
Issuance of warrants in connection
   with consent solicitations                   10,080,000
Comprehensive income:
Net loss for the year ended
   December 31, 1998                                             $(534,616,000)                               (534,616,000)
Currency translation adjustment                                    (12,351,000)          (12,351,000)
                                                             ---------------------
   Total                                                         $(546,967,000)
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1998                  $1,501,561,000                              $104,657,000       $(1,251,668,000)
                                       =====================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                           Year ended December 31
                                                                1998                1997                1996
                                                        -------------------------------------------------------------
Operating activities
Net loss                                                   $ (534,616,000)      $ (333,057,000)     $ (254,454,000)
Adjustment to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation and amortization                            266,112,000          150,509,000          98,653,000
     Loss from early extinguishment of debt                    30,689,000            4,500,000                   -
     Amortization of non competition agreements                 1,389,000            1,852,000           2,906,000
     Provision for losses on accounts receivable               27,282,000            6,891,000           2,597,000
     Minority interests                                                 -                    -         (11,822,000)
     Deferred income taxes                                     (3,327,000)         (16,852,000)          5,063,000
     Amortization of original issue discount                  232,691,000          122,639,000         104,264,000
     Other                                                    (30,916,000)          (8,148,000)          8,578,000
     Changes in operating assets and liabilities,
       net of effect from business acquisitions:
         Accounts receivable                                  (70,364,000)         (30,430,000)         10,050,000
         Other current assets                                  22,631,000           (6,563,000)        (20,316,000)
         Other assets                                               6,000            2,303,000             (24,000)
         Accounts payable                                      (2,564,000)          (4,615,000)         (2,869,000)
         Accrued expenses and other                            15,272,000           74,706,000          35,691,000
         Deferred revenue                                      26,772,000           18,994,000             278,000
                                                        -------------------------------------------------------------
Net cash (used in)  operating activities                      (18,943,000)         (17,271,000)        (21,405,000)

Investing activities
Purchase of fixed assets                                     (772,144,000)        (503,656,000)       (505,664,000)
Payment of deferred purchase price                                      -          (57,330,000)                  -
Increase in other assets                                      (35,595,000)          (4,322,000)         (6,013,000)
Acquisitions of subsidiaries and minority interests,
   net of cash acquired                                      (746,817,000)                   -        (332,693,000)
Proceeds from sales of assets                                   1,312,000                    -                   -
Purchase of marketable securities                            (540,639,000)        (145,939,000)                  -
Proceeds from sales of marketable securities                  291,276,000          142,596,000                   -
                                                        -------------------------------------------------------------
Net cash (used in) investing activities                    (1,802,607,000)        (568,651,000)       (844,370,000)

                        NTL Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (continued)



                                                                           Year ended December 31
                                                                1998                1997                1996
                                                        -------------------------------------------------------------
Financing activities
Proceeds from borrowings and sale of preferred stock,
   net of financing costs                                $  3,525,588,000       $  490,302,000      $1,146,190,000
Principal payments                                           (845,018,000)        (242,424,000)        (95,283,000)
Cash placed in escrow                                        (217,622,000)                   -                   -
Cash released from escrow                                               -                    -           1,600,000
Proceeds from borrowings from minority partner                          -                    -          31,232,000
Consent solicitation payments                                 (11,333,000)                   -                   -
Proceeds from exercise of stock options and warrants            6,842,000            1,671,000           1,665,000
                                                        -------------------------------------------------------------
Net cash provided by financing activities                   2,458,457,000          249,549,000       1,085,404,000

Effect of exchange rate changes on cash                           456,000          (10,609,000)         50,972,000
                                                        -------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              637,363,000         (346,982,000)        270,601,000
Cash and cash equivalents at beginning of year                 98,902,000          445,884,000         175,283,000
                                                        -------------------------------------------------------------
Cash and cash equivalents at end of year                 $    736,265,000      $    98,902,000      $  445,884,000
                                                        =============================================================

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of
   amounts capitalized                                    $    90,513,000      $    72,047,000      $   27,595,000
Income taxes paid                                                 336,000            1,107,000             367,000

Supplemental schedule of noncash financing activities
Accretion of dividends and discount on preferred stock     $   19,072,000       $   12,263,000      $            -
Conversion of Convertible Notes, net of unamortized
   deferred financing costs of $ 4,738,000                    187,012,000                    -                   -
Preferred stock issued for acquisitions                       178,495,000                    -                   -
Common stock issued for acquisitions                          600,432,000                    -          34,137,000
Warrants issued in connection with consent
   solicitations                                               10,080,000                    -           1,641,000
Preferred stock issued for acquisition of minority
   interest, including notes payable to minority
   partner                                                              -                    -          49,000,000
Liabilities incurred in connection with acquisitions                    -                    -          81,906,000


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements


1.     Business

NTL Incorporated (the "Company"), through its subsidiaries and joint ventures, owns and operates television and radio broadcasting, cable television, telephone and telecommunications systems in the United Kingdom. Based on revenues and identifiable assets, the Company's predominant lines of business are television and radio broadcasting, cable television, telephone and telecommunications services in the United Kingdom.

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income.

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $651,242,000 and $55,894,000 at December 31, 1998 and 1997, respectively, which consisted primarily of corporate commercial paper. At December 31, 1998 and 1997, $120,734,000 and none, respectively, of the cash equivalents were denominated in British pounds sterling.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Marketable Securities

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable securities at December 31, 1998 consisted principally of corporate commercial paper. Marketable securities at December 31, 1997 consisted of federal agency notes. During the years ended December 31, 1998, 1997 and 1996, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1998 and 1997 had a contractual maturity of less than one year.

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 5 to 40 years and other equipment - 3 to 40 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Investments

Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodocially to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company's recorded investment and its proportionate interest in the book value of the investees' net assets are being amortized on a straight-line basis over 10 years.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.     Significant Accounting Policies (continued)

Intangible Assets

Intangible assets include goodwill, license acquisition costs and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited of 15 or 30 years. License acquisition costs represent the portion of purchase price allocated to the licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition, which vary from approximately two years to 23 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 5 years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the issuance of debt and are amortized over the term of the related debt.

Capitalized Interest

Interest is capitalized as a component of the cost of fixed assets constructed. In 1998, 1997 and 1996, interest of $27,760,000, $6,770,000 and $10,294,000, respectively, was capitalized.

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

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.     Significant Accounting Policies (continued)

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs were $33,951,000, $31,003,000 and $22,727,000 in 1998, 1997 and 1996,
respectively.

Net (Loss) Per Share

The Company reports its basic and diluted net (loss) per share in accordance with Financial Accounting Standards Board ("FASB") SFAS No. 128, "Earnings Per Share".

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

3.   Recent Accounting Pronouncements

In 1998, the Company adopted the following Statements of Financial Accounting
Standards:

o SFAS 130, "Reporting Comprehensive Income", which requires the components of comprehensive income to be disclosed in the financial statements.

o SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures of certain information about the Company's operating segments on a basis consistent with the way in which the Company is managed and operated.

o SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which revises disclosures about pensions and other postretirement benefits and requires presentation of information about such plans in a standardized format.

Adoption of these new standards required that the Company make certain new disclosures in the consolidated financial statements or in the notes to the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its earnings and financial position.

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

5.     Fixed Assets

Fixed assets consist of:

                                                     December 31
                                             1998                  1997
                                     -------------------------------------------
     Operating equipment                  $3,528,973,000        $1,612,440,000
     Other equipment                         376,518,000           225,514,000
     Construction-in-progress                369,923,000           134,795,000
                                     -------------------------------------------
                                           4,275,414,000         1,972,749,000
     Accumulated depreciation               (420,984,000)         (215,764,000)
                                     -------------------------------------------
                                          $3,854,430,000        $1,756,985,000
                                     ===========================================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.     Intangible Assets

Intangible assets consist of:

                                                                              December 31
                                                                      1998                  1997
                                                              --------------------------------------------
     License acquisition costs, net of accumulated
        amortization of $69,202,000 (1998) and $46,620,000
        (1997)                                                       $153,007,000          $123,116,000
     Goodwill, net of accumulated amortization of
        $32,358,000 (1998) and $13,449,000 (1997)                     514,529,000           241,363,000
     Customer lists, net of accumulated amortization of
        $3,375,000                                                     57,492,000                     -
                                                              --------------------------------------------
                                                                     $725,028,000          $364,479,000
                                                              ============================================

The Company made the following acquisitions in 1998:

(i) The Company acquired ComTel Limited and Telecential Communications (collectively, "ComTel") for a total of (pound)550 million comprised of (pound)475 million in cash and 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A in two stages completed in June and September 1998. The Company financed the cash portion of the transaction through a bank loan, completed through an amendment to the Company's then existing bank facility with The Chase Manhattan Bank. The preferred stock was valued at (pound)75 million, based on an appraisal as of the date of issuance. ComTel is a provider of cable television and telecommunications services in England.
(ii) In October 1998, a wholly-owned subsidiary of the Company, NTL (Bermuda) Limited ("NTL Bermuda") acquired all of the outstanding common stock of Comcast UK Cable Partners Limited ("Partners") in exchange for 18,763,000 shares of the Company's common stock. The Company's common stock was valued at $600,432,000, the fair value on the date prior to the announcement. Partners provides cable television and telecommunications services in England.
(iii) In December 1998, the Company acquired Eastern Group Telecoms ("EGT") for (pound)60 million in cash and 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B. The preferred stock was valued at $52,217,000, based on an appraisal as of the date of issuance. EGT's telecoms division has a fibre-optic network across portions of England, and its radio sites division serves mobile phone operators in portions of England.

These acquisitions have been accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $1.7 billion, which includes the related acquisition costs and the return of cash acquired in the ComTel transaction of (pound)31 million, exceeded the fair value of the net tangible assets acquired by $591 million, which has been allocated as follows: $185.6 million to the investment in Cable London PLC, $52.4 million to license acquisition costs, $60.9 million to customer lists and $292.1 million to goodwill.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.     Intangible Assets (continued)

The pro forma unaudited consolidated results of operations for the years ended December 31, 1998 and 1997 assuming consummation of the above mentioned transactions as of January 1, 1997 is as follows:

                                                                                 December 31
                                                                          1998                  1997
                                                                  --------------------------------------------
          Total revenue                                                   $966,694,000         $667,534,000
          (Loss) before extraordinary item                                (627,249,000)        (618,510,000)
          Net loss                                                        (657,938,000)        (623,010,000)
          Basic and diluted net loss per share:
              (Loss) before extraordinary item                                  (11.54)              (12.64)
              Net (loss)                                                        (12.08)              (12.73)

In 1996, the Company acquired (i) the remaining 40% interest it did not already own in CableTel Newport, which owns and operates cable television and telecommunications franchises in South Wales, (ii) the remaining 30% interest it did not already own in English Cable Enterprises, Inc., which owns and operates cable television and telecommunications franchises in the northern suburbs of London and (iii) all of the outstanding shares of NTL Group Limited, which provides television and radio transmission services and a range of other services in the broadcasting and telecommunications industries. The NTL Group Limited acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of NTL Group Limited was included in the consolidated financial statements from the date of acquisition. The aggregate purchase price for these acquisitions including the costs incurred was $526 million, consisting of 780 shares of Series A Preferred Stock, 1,415,000 shares of common stock and cash of (pound)256.1 million (of which (pound)35 million was paid in 1997). The 780 shares of Series A Preferred Stock were valued at $49 million, based on an appraisal as of the date of issuance. The 1,415,000 shares of common stock were valued at $34 million, based on the market price on the date of issuance. The aggregate purchase price exceeded the aggregate fair value of the net tangible assets acquired by $273 million, which was allocated $10 million to license acquisition costs and $263 million to goodwill.

7.      Investment in Cable London PLC

NTL Bermuda has a 50% ownership interest in Cable London PLC ("Cable London"). Cable London operates integrated cable television and telecommunications systems in the London metropolitan area. Included in the investment in Cable London as of December 31, 1998 are loans to Cable London of (pound)28.5 million ($47.3 million) and accrued interest of (pound)8.6 million ($14.3 million). The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank PLC (8.25% effective rate as of December 31, 1998) and are subordinate to Cable London's revolving bank credit facility. Of these loans, (pound)21.0 million ($34.8 million) are convertible into ordinary shares of Cable London at a conversion price of (pound)2.00 ($3.32) per share.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.    Investment in Cable London PLC (continued)

In August 1998, Partners and Telewest Communications plc ("Telewest') entered into an agreement to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Between April 29 and July 29, 1999, NTL Bermuda can notify Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase NTL Bermuda's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to NTL Bermuda. If NTL Bermuda fails to give notice to Telewest by July 29, 1999, it will be deemed to have delivered an offer notice for (pound)100 million ($166 million).

8.     Diamond Acquisition

The Company acquired Diamond Cable Communications plc ("Diamond") in March 1999. The Company issued an aggregate of approximately 13 million shares in exchange for each ordinary share and deferred share of Diamond at a ratio of .85 shares of the Company's common stock for four Diamond ordinary shares or one deferred share. Diamond had five different notes outstanding at December 31, 1998 for an aggregate principal amount at maturity of $1.6 billion. Diamond intends to commence an offer to repurchase its outstanding notes at 101% of their accreted value or principal amount on or about April 1, 1999 pursuant to the "change of control" provisions of the indentures. The offer will expire 30 days thereafter. The Company has entered into a bridge facility to finance the redemption of Diamond bonds tendered, if any, which is subject to certain funding conditions.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.     Long-Term Debt

Long-term debt consists of:

                                                                                    December 31
                                                                            1998                   1997
                                                                   ----------------------------------------------
    10-7/8% Senior Deferred Coupon Notes
       ("10-7/8% Notes") (a)                                        $                 -        $   194,959,000
    12-3/4% Series A Senior Deferred Coupon Notes
       ("12-3/4% Notes") (b)                                                236,935,000            209,387,000
    11-1/2% Series B Senior Deferred Coupon Notes
       ("11-1/2% Series B Notes") (c)                                       831,976,000            743,961,000
    10% Series B Senior Notes ("10% Notes") (d)                             400,000,000            400,000,000
    9-1/2% Senior Sterling Notes, less unamortized discount of
       $639,000 ("Sterling Senior Notes") (e)                               206,800,000                      -
    10-3/4% Senior Deferred Coupon Sterling Notes ("Sterling
       Deferred Coupon Notes") (f)                                          317,511,000                      -
    9-3/4% Senior Deferred Coupon Notes ("9-3/4% Notes") (g)                865,880,000                      -
    11-1/2% Senior Notes ("11-1/2% Notes") (h)                              625,000,000                      -
    12-3/8% Senior Deferred Coupon Notes
       ("12-3/8 Notes") (i)                                                 254,718,000                      -
    7-1/4% Convertible Subordinated Notes
       ("7-1/4 Convertible Notes") (j)                                                -            191,750,000
    7% Convertible Subordinated Notes
       ("7% Convertible Notes") (k)                                         275,000,000            275,000,000
    7% Convertible Subordinated Notes
       ("New Convertible Notes") (l)                                        600,000,000                      -
    11.2% Senior Discount Debentures ("11.2% Debentures") (m)               421,835,000                      -
    Other (n)                                                                31,839,000                      -
                                                                   ----------------------------------------------
                                                                          5,067,494,000          2,015,057,000
    Less current portion                                                     23,691,000                      -
                                                                   ----------------------------------------------
                                                                         $5,043,803,000         $2,015,057,000
                                                                   ==============================================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.     Long-Term Debt (continued)

(a) In October 1998, the Company redeemed the 10-7/8% Notes with an accreted value of $211 million for cash of $218 million. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of approximately $12.1 million in 1998, which includes $4.8 million of unamortized deferred financing costs. In October 1993, the Company issued $212,000,000 aggregate principal amount of 10-7/8% Notes due 2003 at a price to the public of 58.873% or $124,811,000. During 1998, 1997 and 1996, the Company recognized $15,344,000, $19,591,000 and $17,620,000, respectively, of the original issue discount as interest expense.

(b) In April 1995, the Company issued $277,803,500 aggregate principal amount of 12-3/4% Senior Deferred Coupon Notes due 2005. The 12-3/4% Notes were issued at a price to the public of 53.995% or $150,000,000. The Company incurred $6,192,000 in fees and expenses in connection with the issuance of 12-3/4% Notes which is included in deferred financing costs. The original issue discount accretes at a rate of 12-3/4%, compounded semiannually, to an aggregate principal amount of $277,803,500 by April 15, 2000. Interest will thereafter accrue at 12-3/4% per annum, payable semiannually beginning on October 15, 2000. During 1998, 1997 and 1996, the Company recognized $27,548,000, $24,344,000 and $21,515,000, respectively, of original issue discount as interest expense. The 12-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2000 at 103.64% the first year, 101.82% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

(c) In January 1996, the Company issued $1,050,000,000 aggregate principal amount of 11-1/2% Series B Senior Deferred Coupon Notes due 2006. The 11-1/2% Series B Notes were issued at a price of 57.155% of the aggregate principal amount at maturity or $600,127,500. The Company incurred $19,273,000 in fees and expenses in connection with the issuance of the 11-1/2% Series B Notes which is included in deferred financing costs. The original issue discount accretes at a rate of 11-1/2%, compounded semiannually, to an aggregate principal amount of $1,050,000,000 by February 1, 2001. Interest will thereafter accrue at 11-1/2% per annum, payable semiannually beginning on August 1, 2001. During 1998, 1997 and 1996, the Company recognized $88,015,000, $78,704,000 and $65,129,000 of original issue discount as interest expense. The 11-1/2% Series B Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 1, 2001 at 105.75% the first year, 102.875% the second year and 100% thereafter, plus accrued and unpaid interest to the date of redemption.

(d) In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Series B Senior Notes due 2007. The Company received net proceeds of $389,000,000 after discounts and commissions from the issuance of the 10% Notes. Discounts, commissions and other fees incurred of $11,885,000 are included in deferred financing costs. The 10% Notes accrue interest at 10% per annum, payable semiannually as of August 15, 1997. The 10% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the date of redemption.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.     Long-Term Debt (continued)

(e) In March 1998, the Company issued (pound)125,000,000 aggregate principal amount of 9-1/2% Senior Notes due 2008. The Sterling Senior Notes were issued at 99.67% or (pound)124.6 million. The aggregate of the discounts, commisions and other fees incurred of $5,981,000 is included in deferred financing costs. The Sterling Senior Notes accrue interest at 9-1/2% per annum, payable semiannually, which commenced on October 1, 1998. The Sterling Senior Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2003, at a redemption price of 104-3/4% to 105-3/8% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the date of redemption.

(f) In March 1998, the Company issued(pound)300,000,000 aggregate principal amount at maturity of 10-3/4% Senior Deferred Coupon Sterling Notes due 2008. The Sterling Deferred Coupon Notes were issued at 58.62% or (pound)175.9 million. The aggregate of the discounts, commissions and other fees incurred of $9,181,000 is included in deferred financing costs. The original issue discount of the Sterling Deferred Coupon Notes accretes at a rate of 10-3/4%, compounded semiannually, to an aggregate principal amount of (pound)300,000,000 by April 1, 2003. Interest on the Sterling Deferred Coupon Notes will thereafter accrue at 10-3/4% per annum payable semiannually beginning on October 1, 2003. In 1998, the Company recognized $25,697,000 of the original issued discount as interest expense. The Sterling Deferred Coupon Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2003, at a redemption price of 105-3/8% that declines annually to 100% in 2006, together with accrued and unpaid interest to the date of redemption.

(g) In March 1998, the Company issued $1.3 billion aggregate principal amount at maturity of 9-3/4% Senior Deferred Coupon Notes due 2008. The 9-3/4% Notes were issued at 61.724% or $802.4 million. The aggregate of the discounts, commissions and other fees incurred of $24,931,000 is included in deferred financing costs. The original issue discount of the 9-3/4% Notes accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of $1.3 billion by April 1, 2003. Interest on the 9-3/4% Notes will thereafter accrue at 9-3/4% per annum payable semiannually beginning on October 1, 2003. In 1998, the Company recognized $63,468,000 of the original issued discount as interest expense. The Sterling Deferred Coupon Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2003, at a redemption price of 105-3/8% that declines annually to 100% in 2006, together with accrued and unpaid interest to the date of redemption.

(h) In November 1998, the Company issued $625,000,000 aggregate principal amount of 11-1/2% Senior Notes due 2008. The aggregate of the discounts, commissions and other fees incurred of $18,253,000 is included in deferred financing costs. The 11-1/2% Notes accrue interest at 11-1/2% per annum, payable semiannually beginning on April 1, 1999. The 11-1/2% Notes may be redeemed, at the Company's option, in whole or in part, at any time on or after October 1, 2003 at a redemption price of 105.75% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the date of redemption.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.    Long-Term Debt (continued)

(i) In November 1998, the Company issued $450,000,000 aggregate principal amount at maturity of 12-3/8% Senior Deferred Coupon Notes due 2008. The 12-3/8% Notes were issued at 55.505% or $249,773,000. The aggregate of the discounts, commissions and other fees incurred of $8,040,000 is included in deferred financing costs. The original issue discount on the 12-3/8% Notes accretes at a rate of 12-3/8%, compounded semiannually, to an aggregate principal amount of $450,000,000 by October 1, 2003. Interest will thereafter accrue at 12-3/8% per annum, payable semiannually beginning on April 1, 2004. In 1998, the Company recognized $4,945,000 of the original issue discount as interest expense. The 12-3/8% Notes may be redeemed, at the Company's option, in whole or in part, at any time on or after October 1, 2003 at a redemption price of 106.188% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the date of redemption.

(j) In April and May 1995, the Company issued $191,750,000 principal amount of 7-1/4% Convertible Subordinated Notes due 2005. In March 1998, the Company called for redemption all of the 7-1/4% Convertible Notes. The redemption date was April 20, 1998, at a redemption price of 105.08% of the principal amount plus accrued and unpaid interest through the date of redemption. The 7-1/4% Convertible Notes were convertible into common stock at a conversion price of $27.56 per share. In April 1998, all of the 7-1/4% Convertible Notes were converted into approximately 6,958,000 shares of the Company's common stock.

(k) In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest payments began on December 15, 1996 and interest is payable every six months thereafter. The 7% Convertible Notes mature on June 15, 2008. The 7% Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $37.875 per share, subject to adjustment. There are approximately 7,261,000 shares of common stock reserved for issuance upon conversion of the 7% Convertible Notes. The 7% Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 15, 1999, at a redemption price of 104.9% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $8,616,000 in fees and expenses in connection with the issuance of the 7% Convertible Notes, which is included in deferred financing costs.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.    Long-Term Debt (continued)

(l) In December 1998, the Company issued $600,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1999. The New Convertible Notes mature on December 15, 2008. The New Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $61.25 per share, subject to adjustment. There are approximately 9,796,000 shares of common stock reserved for issuance upon conversion of the New Convertible Notes. The New Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 15, 2001, at a redemption price of 104.375% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $16,729,000 in fees and expenses in connection with the issuance of the New Convertible Notes which is included in deferred financing costs.

(m) NTL Bermuda has assumed the obligations of Partners' $517.3 million principal amount at maturity, 11.2% Debentures. Interest accretes on the 11.2% Debentures at 11.2% per annum compounded semi-annually from November 15, 1995 to November 15, 2000, after which date interest will be paid in cash on each May 15 and November 15 through November 15, 2007. In 1998, the Company recognized $7,674,000 of the original issue discount as interest expense.

(n) Other includes notes payable by NTL Bermuda to Comcast U.K. Holdings, Inc. (an affiliate of a shareholder of the Company) of $20,428,000 and other obligations of subsidiaries of NTL Bermuda of $11,411,000. The notes payable accrue interest at 9% and are due in September 1999.

The indentures governing the notes issued by the Company and the 11.2% Debentures contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

In connection with the ComTel acquisition, the Company borrowed an aggregate of (pound)475 million under its credit facility from The Chase Manhattan Bank. In November 1998, the Company received net proceeds of $849 million from the issuance of the 11-1/2% Notes and the 12-3/8% Notes, a substantial portion of which was used to repay the $799 million outstanding under the bank loan. The Company recorded an extraordinary loss from the early extinguishment of the bank loan of $18,579,000 in 1998.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.     Long-Term Debt (continued)

The Company required consents from the holders of some of its notes to modify certain indenture provisions in order to proceed with the Partners acquisition. In October 1998, the Company paid $11,333,000 in consent payments and issued warrants to purchase 766,000 shares of common stock in lieu of additional consent payments of $10,080,000. In 1996, pursuant to the terms of the consent solicitations to the holders of the 10-7/8% Notes and to the holders of the 12-3/4% Notes to gain consent to modify certain indenture provisions, the Company paid an aggregate of $3,592,000 in consent payments and issued warrants to purchase 164,000 shares of common stock in lieu of additional consent payments of $1,641,000.

The 11.2% Debentures restrict the payment of cash dividends and loans from NTL Bermuda to the Company. At December 31, 1998, restricted net assets of NTL Bermuda were approximately $587 million.

Long-term debt repayments are due as follows:

         Year ended December 31:
                           1999                $  23,691,000
                           2000                    1,539,000
                           2001                    1,261,000
                           2002                    1,090,000
                           2003                      999,000
                           Thereafter          5,038,914,000
                                              --------------
                                              $5,067,494,000
                                              ==============

10.   Redeemable Preferred Stock

In February 1997, the Company issued $100,000,000 of its 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). The Company received net proceeds of $96,625,000 after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3,729,000 were recorded as unamortized discount at issuance.

Of the 2,500,000 authorized shares of Series Preferred Stock, 100,000 shares of Redeemable Preferred Stock were issued. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears as of May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 1998, the Company has accrued $27,260,000 for dividends and has issued approximately 25,000 shares for $25,225,000 of such accrued dividends. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

10.      Redeemable Preferred Stock (continued)

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

11.    Nonrecurring Charges Including Restructuring Charges

Nonrecurring charges of $20,642,000 in 1997 include deferred costs written-off of $5,013,000 and restructuring costs of $15,629,000. The deferred costs written-off arose in connection with the Company's unsuccessful bid for United Kingdom digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. This charge consisted of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of December 31, 1998, $9,172,000 of the provision has been used, including $5,558,000 for severance and related costs, $1,450,000 for lease exit costs and $2,164,000 for penalties associated with the cancellation of contractual obligations. As of December 31, 1998, 177 employees had been terminated. The $4,194,000 reversed in 1998 from changes in estimates of costs to be incurred includes $1,168,000 for severance and related costs, $2,826,000 for lease exit costs and $200,000 for penalties associated with the cancellation of contractual obligations. This reversal was necessary because employees whose positions were eliminated chose to remain with the Company in other positions rather than leave the Company and receive severence pay; and the real estate markets in which the Company sublet space improved increasing the sublet rentals and shortening the period of time required to find sub tenants. The remaining restructuring reserve of $2,263,000 is for lease costs net of sublease revenue.

12.    Other Gains

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

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.    Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                                  Year ended December 31
                                                        1998               1997               1996
                                                 ---------------------------------------------------------
     Current:
        Federal                                     $            -       $          -     $            -
        State and local                                          -          1,261,000            344,000
        Foreign                                                  -                  -          2,246,000
                                                 ---------------------------------------------------------
     Total current                                               -          1,261,000          2,590,000
                                                 ---------------------------------------------------------

     Deferred:
        Federal                                                  -                  -                  -
        State and local                                          -                  -                  -
        Foreign                                         (3,327,000)       (16,852,000)         5,063,000
                                                 ---------------------------------------------------------
     Total deferred                                     (3,327,000)       (16,852,000)         5,063,000
                                                 ---------------------------------------------------------
                                                       $(3,327,000)      $(15,591,000)    $    7,653,000
                                                 =========================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                               December 31
                                                                        1998                 1997
                                                                -------------------------------------------
     Deferred tax liabilities:
        Fixed assets                                                  $ 68,766,000         $ 68,380,000
        Other                                                            6,598,000            4,894,000
                                                                -------------------------------------------
     Total deferred tax liabilities                                     75,364,000           73,274,000
     Deferred tax assets:
        Net operating losses                                           244,394,000          107,208,000
        Net deferred interest expense                                  113,993,000           94,689,000
        Depreciation and amortization                                  107,378,000           16,935,000
        Other                                                           19,975,000           18,164,000
                                                                -------------------------------------------
     Total deferred tax assets                                         485,740,000          236,996,000
     Valuation allowance for deferred tax assets                      (477,438,000)        (233,940,000)
                                                                -------------------------------------------
     Net deferred tax assets                                             8,302,000            3,056,000
                                                                -------------------------------------------
     Net deferred tax liabilities                                      $67,062,000         $ 70,218,000
                                                                ===========================================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.    Income Taxes (continued)

At December 31, 1998, the Company had net operating loss carryforwards of approximately $280,000,000 for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. The Company also has United Kingdom net operating loss carryforwards of approximately $470,000,000 which have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss.

The Company is currently undergoing a U.S. federal income tax audit. The Internal Revenue Service has issued notices of proposed adjustment. The Company does not expect that the audit adjustments, if any, will have a material adverse effect on its financial position, results of operations or cash flows.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                   Year ended December 31
                                                       1998                 1997                 1996
                                                --------------------------------------------------------------
      Provision (benefit) at federal statutory
         rate (35%)                                  $(188,309,000)      $(120,452,000)       $(90,518,000)
      Add (deduct):
         State and local income tax, net of
           federal benefit                                       -             820,000              224,000
         Foreign losses with no benefit                 83,500,000          59,804,000           44,610,000
         Amortization of goodwill and license
           acquisition costs                             4,366,000           3,925,000            4,031,000
         U.S. losses with no benefit                    97,116,000          40,312,000           49,184,000
         Other                                                   -                   -              122,000
                                                --------------------------------------------------------------
                                                       $(3,327,000)       $(15,591,000)          $7,653,000
                                                ==============================================================

14.    Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

 Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

 Long-term debt: The fair values of the Company's debt are based on the quoted market prices.

 Redeemable Preferred Stock: The fair value is based on the quoted market price.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.    Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                          December 31, 1998                        December 31, 1997
                                 -------------------------------------    -------------------------------------
                                      Carrying                                 Carrying
                                       Amount          Fair Value               Amount           Fair Value
                                 ------------------------------------------------------------------------------
     Cash and cash equivalents    $  736,265,000     $  736,265,000         $  98,902,000       $  98,902,000
     Long-term debt:
        10-7/8% Notes                          -                  -           194,959,000         199,810,000
        12-3/4% Notes                236,935,000        252,801,000           209,387,000         230,577,000
        11-1/2% Series B Notes       831,976,000        882,000,000           743,961,000         819,000,000
        10% Notes                    400,000,000        408,000,000           400,000,000         422,000,000
        Sterling Senior Notes        206,800,000        192,917,000                     -                   -
        Sterling Deferred
          Coupon Notes               317,511,000        293,732,000                     -                   -
        9-3/4% Notes                 865,880,000        835,250,000                     -                   -
        11-1/2% Notes                625,000,000        681,250,000                     -                   -
        12-3/8% Notes                254,718,000        274,500,000                     -                   -
        7-1/4% Convertible Notes               -                  -           191,750,000         212,843,000
        7% Convertible Notes         275,000,000        411,125,000           275,000,000         264,688,000
        New Convertible Notes        600,000,000        656,340,000                     -                   -
        11.2% Debentures             421,835,000        437,119,000                     -                   -
        Redeemable Preferred
          Stock                      124,127,000        124,127,000           108,534,000         121,846,000

15.  Related Party Transactions

On July 25, 1990, Cellular Communications, Inc. ("CCI") and AirTouch Communications, Inc. ("AirTouch") entered into a Merger and Joint Venture Agreement, as amended as of December 14, 1990. In connection with this agreement, on July 31, 1991, CCI distributed to its shareholders the stock of the Company.

Through August 1996, CCI provided management, financial and legal services to the Company. Amounts charged to the Company included direct costs where identifiable, and indirect costs allocated utilizing direct labor hours as reported by the common officers and employees of CCI and the Company. For the year ended December 31, 1996, CCI charged $1,194,000 which is included in corporate expenses. In August 1996, upon the merger of CCI with AirTouch, the Company commenced providing management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) ("CCPR"). In 1996, the Company charged CCII and CCPR $351,000 and $200,000, respectively, which included direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on CCII and CCPR business by the common officers and employees of the Company, CCII and CCPR. These charges reduced corporate expenses in 1996.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.  Related Party Transactions (continued)

In January 1997, the Company, CCPR and CCII agreed to a change in the Company's fee for the provision of services. In 1997, the Company charged CCPR and CCII $1,492,000 and $871,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. In 1998, the Company charged CCPR, CCII and CoreComm Limited (which was formed in 1998 and has certain common officers and directors with the Company) $1,148,000, $982,000 and $313,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. These charges reduced corporate expenses. In the opinion of management of the Company, the allocation methods are reasonable.

As of December 31, 1998 and 1997, the Company had receivables of none and $69,000 from CCII, $588,000 and $71,000 from CCPR and $1,038,000 and none from CoreComm Limited, respectively.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

16.  Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                   Year ended December 31
                                                       1998                 1997                 1996
                                                --------------------------------------------------------------
      Numerator:
      Loss before extraordinary item                 $(503,927,000)      $(328,557,000)       $(254,454,000)
      Preferred stock dividend                         (18,761,000)        (11,978,000)                   -
                                                --------------------------------------------------------------
                                                      (522,688,000)       (340,535,000)        (254,454,000)
      Extraordinary item                               (30,689,000)         (4,500,000)                   -
                                                --------------------------------------------------------------
      Loss available to common
          shareholders                               $(553,377,000)      $(345,035,000)       $(254,454,000)
                                                --------------------------------------------------------------

      Denominator for basic net loss
          per common share                              41,202,000          32,117,000           31,041,000
      Effect of dilutive securities                              -                   -                    -
                                                --------------------------------------------------------------
      Denominator for diluted net loss
          per common share                              41,202,000          32,117,000           31,041,000
                                                --------------------------------------------------------------

      Basic and diluted net loss per common share:
          Loss before extraordinary item                   $(12.69)            $(10.60)              $(8.20)
          Extraordinary item                                  (.74)               (.14)                -
                                                --------------------------------------------------------------
          Net loss                                         $(13.43)            $(10.74)              $(8.20)
                                                ==============================================================

Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

17.  Shareholders' Equity (Deficiency)

Series Preferred Stock

In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock") in connection with the ComTel acquisition. Each share of Series A Preferred Stock has a stated value of $1,000. Cumulative dividends accrue at 9.9% of the stated value per share. Dividends are payable when and if declared by the Board of Directors and may be paid, in the sole discretion of the Board, in cash, in shares of common stock, in shares of Convertible Preferred Stock or through any combination of the foregoing. As of December 31, 1998, accrued and unpaid dividends were $3,480,000. On December 22, 1999, all outstanding shares of the Series A Preferred

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

17.  Shareholders' Equity (Deficiency) (continued)

Stock shall be redeemed for $1,000 per share together with accrued and unpaid dividends, at the Company's option, in cash, in shares of common stock, in shares of Convertible Preferred Stock or through any combination of the foregoing.

In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the "Series B Preferred Stock") in connection with the EGT acquisition. Each share of Series B Preferred Stock has a stated value of $1,000. Cumulative dividends accrue at 9.9% of the stated value per share. Dividends are payable when and if declared by the Board of Directors and may be paid, in the sole discretion of the Board, in cash, in shares of common stock, or through a combination of the foregoing. The Series B Preferred Stock may be redeemed, at the Company's option, any time at a price equal to $1,000 per share, together with accrued and unpaid dividends to the redemption date. On July 1, 2000 all outstanding shares of Series B Preferred Stock shall be redeemed for $1,000 per share together with accrued and unpaid dividends, at the Company's option, in cash, in shares of common stock, or through a combination of the foregoing.

As of December 31, 1998, the Series A Preferred Stock and the Series B Preferred Stock would have been redeemable into an aggregate of 3,140,000 shares of the Company's common stock.

In October 1996, 780 shares of Non-Voting Convertible Preferred Stock, Series A ("Convertible Preferred Stock") were issued in connection with the CableTel Newport acquisition. In May 1998, the 780 outstanding shares of Convertible Preferred Stock were converted into 1,950,000 shares of Common Stock.

Warrants

The Company has the following warrants outstanding as of December 31, 1998: (i) warrants to purchase an aggregate of 756,000 shares of common stock at $5.57 per share issued in 1993 that expire in 2000 (899,000 were originally issued), (ii) warrants to purchase an aggregate of 158,000 shares of common stock at $23.78 per share issued in 1996 that expire in 2006 (164,000 were originally issued) and (iii) warrants to purchase an aggregate of 766,000 shares of common stock at $43.39 per share issued in 1998 that expire in 2008 (766,000 were originally issued).

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

17.      Shareholders' Equity (Deficiency) (continued)

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

The Rights Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 100 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Rights Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share and will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Rights Preferred Stock will have 100 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Rights Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The Rights are protected by customary antidilution provisions.

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

17.      Shareholders' Equity (Deficiency) (continued)

Stock Options (continued)

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

There are 15,000,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a NQSO shall be determined by the Compensation and Option Committee. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.02%, 5.89% and 6.56%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .331, .276 and .255, respectively, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

17.      Shareholders' Equity (Deficiency) (continued)

Stock Options (continued)

from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:

                                                                          Year Ended December 31
                                                               1998                 1997                1996
                                                        -------------------- ------------------- -------------------

Pro forma net (loss)                                        $(580,747,000)       $(343,850,000)     $(261,245,000)
Basic and diluted pro forma net (loss) per share                 $(14.55)             $(11.08)            $(8.42)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                         1998                             1997                             1996
                            --------------------------------------------------------------------------------------------------
                               Number of     Weighted-Average  Number of     Weighted-Average   Number of     Weighted-Average
                                Options      Exercise Price     Options      Exercise Price      Options      Exercise Price
                            --------------------------------------------------------------------------------------------------
Outstanding-beginning of
  year                            8,157,000       $15.98           6,738,000     $ 14.10            5,934,000       $11.04
Granted                           8,864,000        37.59           1,571,000       23.97            1,390,000        25.94
Exercised                          (298,000)       21.24            (119,000)      12.85             (396,000)        3.44
Forfeited                          (275,000)       46.47             (33,000)      23.78             (190,000)       27.39
                            ----------------                 ---------------                  ---------------
Outstanding-end of year          16,448,000       $27.02           8,157,000      $15.98            6,738,000       $14.10
                            ================                 ===============                  ===============

Exercisable at end of year        7,046,000       $16.55           5,663,000      $12.39            4,258,000       $10.71
                            ================                 ===============                  ===============

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 is $20.54, $12.74 and $13.98, respectively.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

17.      Shareholders' Equity (Deficiency) (continued)

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1998:

                                     Stock Options Outstanding                       Stock Options Exercisable
---------------------------------------------------------------------------------------------------------------------
Range of Exercise       Number of      Weighted-Remaining  Weighted-Average                       Weighted-Average
       Prices             Options        Contractual Life    Exercise Price    Number of Options    Exercise Price
---------------------------------------------------------------------------------------------------------------------
   $0.18 to $0.56             77,000        2.6 Years            $0.245                 77,000          $0.245
   $0.70 to $1.12            150,000        2.6 Years            $0.745                150,000          $0.745
   $1.53 to $2.69            355,000        2.5 Years            $2.157                355,000          $2.157
   $3.00 to $4.50             47,000        3.5 Years            $3.230                 47,000          $3.230
  $8.00 to $14.70          3,289,000        4.4 Years            $8.833              3,289,000          $8.833
  $15.00 to $22.88         1,390,000        6.4 Years            $21.704             1,087,000         $21.671
  $23.00 to $33.25         2,676,000        8.0 Years            $25.581             1,399,000         $26.088
  $36.50 to $45.00         8,192,000        9.2 Years            $36.912               591,000         $40.485
  $46.00 to $55.69           272,000        9.9 Years            $49.014                51,000         $49.202
---------------------------------------------------------------------------------------------------------------------
       Total              16,448,000                                                 7,046,000
=====================================================================================================================

As of December 31,1998, the Company has 38,325,000 shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

18.      Employee Benefit Plans

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

                                                                             Year Ended December 31
                                                                           1998                   1997
                                                                  ----------------------------------------------
                                                                                 (In thousands)
       Change in benefit obligation
       Benefit obligation at beginning of year                               $202,645               $157,002
       Service cost                                                            13,365                 10,693
       Interest cost                                                           14,684                 12,765
       Actuarial losses/(gains)                                               (14,640)                26,732
       Foreign currency exchange rate changes                                   2,363                      -
       Benefits paid                                                           (4,968)                (4,547)
                                                                  ----------------------------------------------
       Benefit obligation at end of year                                     $213,449               $202,645
                                                                  ==============================================

       Change in plan assets
       Fair value of plan assets at beginning of year                        $193,607               $158,965
       Actual return on plan assets                                            24,144                 30,852
       Foreign currency exchange rate changes                                   2,257                      -
       Company contributions                                                   10,233                  8,905
       Benefits paid                                                           (4,968)                (4,547)
       Other                                                                        -                   (568)
                                                                  ----------------------------------------------
       Fair value of plan assets at end of year                              $225,273               $193,607
                                                                  ==============================================

       Funded status of the plan (underfunded)                               $ 11,824                $(9,038)
       Unrecognized net actuarial losses/(gains)                              (23,060)                (1,057)
       Unrecognized transition obligation                                       9,306                 10,118
                                                                  ----------------------------------------------
       Prepaid/(accrued)benefit cost                                         $ (1,930)             $      23
                                                                  ==============================================

       Actuarial assumptions:
          Weighted average discount rate                                         5.75%                  7.25%

          Weighted average rate of compensation increase                         5.50%                  8.00%

          Expected long-term rate of return on plan assets                       8.00%                  9.00%

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

18.    Employee Benefit Plans (continued)

 The components of net pension costs are as follows:

                                                                               Year Ended December 31
                                                                 1998                     1997                  1996
                                                       -----------------------------------------------------------------------
           Service cost                                       $ 13,365,000            $ 10,693,000            $   7,997,000
           Interest cost                                        14,684,000              12,765,000               11,679,000
           Actual return on plan assets                        (24,144,000)            (30,852,000)             (16,103,000)
           Net amortization and deferral                         8,282,000              17,327,000                4,241,000
                                                       -----------------------------------------------------------------------
                                                              $ 12,187,000            $  9,933,000             $  7,814,000
                                                       =======================================================================

19.   Leases

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 1998, 1997 and 1996 under operating leases was $29,356,000, $20,674,000 and $14,886,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1998 are as follows:

                                                                        Operating
                                                                          Leases
                                                                  -----------------------
                  Year ended December 31:
                     1999                                               $  33,730,000
                     2000                                                  35,499,000
                     2001                                                  36,658,000
                     2002                                                  33,231,000
                     2003                                                  22,048,000
                     Thereafter                                           287,797,000
                                                                  -----------------------
                                                                         $448,963,000
                                                                  =======================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

20.  Commitments and Contingent Liabilities

As of December 31, 1998, the Company was committed to pay approximately $264,000,000 for equipment and services.

The Company has various licenses for its cable television, telephone and telecommunications business, and for its transmission and distribution services. The Company's license fees in 1998 were $5,924,000.

Pursuant to the terms of the Company's local delivery operator license ("LDL") for Northern Ireland, a subsidiary of the Company is required to make annual cash payments to the ITC for 15 years in the amount of approximately (pound)15.4 million (subject to adjustment for inflation). This is in addition to the percentages of qualifying revenue payments of 0% for the first ten years and 2% for the last five years of the LDL.

In December 1998, a wholly-owned subsidiary of the Company acquired 9 million shares, representing 6.3% of the issued share capital, of Newcastle United PLC (the Newcastle United football club) for cash of approximately $17 million. In conjunction with the sale of shares, the seller entered into an irrevocable commitment to the Company that if the Company makes an offer for all of the issued share capital of Newcastle United, it will accept that offer in respect of the remaining balance of its shares. The seller would sell Newcastle United shares representing 50.8% of the issued share capital at a price of 111.7 pence per share in cash, or at the Company's option, in a zero coupon note.

The Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

21.  Industry Segments

The Company has four reportable segments: Local Telecoms and Television, National Telecoms, Broadcast and Corporate and Other. The Local Telecoms and Television segment delivers residential telephony and cable television services in regional franchise areas in the United Kingdom. The National Telecoms segment includes the Company's national business telecoms, national and international carrier telecoms, radio communications, satellite services and national Internet services business units. The Broadcast segment provides television and radio broadcasters with broadcast transmission services from owned and shared tower sites throughout the United Kingdom. Corporate and other includes the Company's shared services departments in the United Kingdom and OCOM, a subsidiary that operated long distance and microwave transmission businesses in the United States until June 1998.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

21.    Industry Segments (continued)

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company's management evaluates segment performance based on various financial and non-financial measurements. The results of operations data utlized in financial measurements are revenues and EBITDA, which is revenues less operating and selling, general and administrative expenses. Certain selling, general and administrative expenses are allocated to segments based on revenues. Segment assets include only those assets that are specific to the segment. Management does not allocate shared services departments and jointly used assets for purposes of measuring segment performance.

The reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

                                                             Local
                                                           Telecoms                        Corporate
                                                              and          National           and
                                           Broadcast      Television       Telecoms          Other            Total
                                        ---------------------------------------------------------------------------------
                                                                         (In thousands)
Year ended December 31, 1998
Revenues                                    $140,156      $   355,589       $248,895    $       2,375     $   747,015
Depreciation and amortization                 29,974          143,479         29,476           63,183         266,112
EBITDA (1)                                    91,687           67,587         35,848         (119,735)         75,387
Expenditures for long-lived assets            88,476          413,917        297,745           67,141         867,279
Total assets                                 289,068        3,100,492        761,097        2,043,440       6,194,097

Year ended December 31, 1997
Revenues                                    $130,799      $   166,951       $185,194     $      8,831     $   491,775
Depreciation and amortization                 13,584           78,730          9,666           48,529         150,509
EBITDA (1)                                    73,636           18,693         13,522          (84,853)         20,998
Expenditures for long-lived assets            36,142          304,656        105,076           20,519         466,393
Total assets                                 230,920        1,323,808        220,318          646,593       2,421,639

Year ended December 31, 1996
Revenues                                    $ 83,618      $    89,209      $  45,430       $   10,086      $  228,343
Depreciation and amortization                  6,752           51,014          3,704           37,183          98,653
EBITDA (1)                                    49,684          (52,215)        10,800          (39,233)        (30,964)
Expenditures for long-lived assets            29,195          505,345         29,224           24,311         588,075
Total assets                                 220,077        1,184,156         98,912          951,466       2,454,611

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, nonrecurring charges, other gains, minority interest and extraordinary items.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

21.    Industry Segments (continued)

The reconciliation of segment combined EBITDA to loss before income taxes, minority interest and extraordinary item is as follows:

                                                                         Year ended December 31
                                                                1998                1997              1996
                                                         --------------------------------------------------------
                                                                            (In thousands)
            Segment Combined EBITDA                            $  75,387           $  20,998        $ (30,964)

            (Add) Deduct:
            Franchise fees                                        25,036              23,587           13,117
            Corporate expenses                                    17,048              18,324           14,899
            Nonrecurring charges                                 (4,194)              20,642                -
            Depreciation and amortization                        266,112             150,509           98,653
            Interest and other income                            (46,024)            (49,912)         (33,634)
            Interest expense                                     328,815             202,570          137,032
            Foreign currency transaction gains                    (4,152)               (574)          (2,408)
                                                         --------------------------------------------------------
                                                                 582,641             365,146          227,659
                                                         --------------------------------------------------------
             Loss before income taxes, minority
               interest and extraordinary item                 $(507,254)          $(344,148)       $(258,623)
                                                         ========================================================

22.    Geographic Information

                                                                     United States          United Kingdom
                                                                 -----------------------------------------------
                                                                               (In thousands)
            1998
            Revenues                                                    $    2,375              $   744,640
            Long-lived assets                                              137,223                4,852,374
            1997
            Revenues                                                         8,831                  482,944
            Long-lived assets                                               55,173                2,129,312
            1996
            Revenues                                                        10,086                  218,257
            Long-lived assets                                               56,881                1,856,689

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

23.      Subsequent Events

In January 1999, the Company received $500 million in cash from Microsoft Corp. in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock, Series A and warrants to purchase 1,200,000 shares of the Company's common stock at an exercise price of $84 per share. The preferred stock is convertible into common stock at a conversion price of $100 per share. The preferred stock is redeemable 10 years from the date of issuance in cash or shares of common stock. The preferred stock may be redeemed by the Company on the earlier of seven years or the date on which the Company's common stock has traded above $120 per share for 25 consecutive trading days. Dividends are payable at the Company's option in cash, common stock or additional shares of preferred stock. The warrants expire in 2004.

In March 1999, the Commonwealth of Australia accepted the Company's bid to own and operate the Australian National Transmission Network ("NTN"). NTN operates from over 560 tower sites and provides exclusive television and radio transmission services to Australia's only national TV and radio broadcasters, serves regional and community TV and radio broadcasters, and provides equipment hosting services to telecom operators and emergency service communications providers on its towers. A subsidiary of the Company will purchase the company that will hold the NTN assets for an aggregate purchase price of approximately $407 million.

                                NTL Incorporated

            Schedule I--Condensed Financial Information of Registrant
                            Condensed Balance Sheets

                                                                                   December 31
                                                                           1998                   1997
                                                                  ----------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $      514,865,000      $      46,421,000
   Marketable securities                                                    260,631,000              4,998,000
   Other                                                                     13,070,000              8,804,000
                                                                  ----------------------------------------------
Total current assets                                                        788,566,000             60,223,000

Office improvements and equipment, net of accumulated
   depreciation of $890,000 (1998) and $555,000 (1997)                        1,198,000              1,551,000
Investments in and loans to subsidiaries                                  4,211,862,000          1,970,114,000
Deferred financing costs, net of accumulated amortization of
   $17,486,000 (1998) and $13,141,000 (1997)                                136,025,000             50,771,000
Other assets, net of accumulated amortization
   of $13,192,000 (1998) and $11,803,000 (1997)                                 161,000              1,540,000
                                                                  ----------------------------------------------
Total assets                                                             $5,137,812,000         $2,084,199,000
                                                                  ==============================================

Liabilities and shareholders' equity (deficiency)
Current liabilities                                                    $     44,711,000       $     22,276,000
Long-term debt                                                            4,613,820,000          2,015,057,000
Senior redeemable exchangeable preferred stock                              124,127,000            108,534,000

Shareholders' (deficiency):
   Series preferred stock                                                         2,000                      -
   Common stock                                                                 602,000                322,000
   Additional paid-in capital                                             1,501,561,000            538,054,000
   Accumulated other comprehensive income                                   104,657,000            117,008,000
   (Deficit)                                                             (1,251,668,000)          (717,052,000)
                                                                  ----------------------------------------------
                                                                            355,154,000            (61,668,000)
                                                                  ----------------------------------------------
Total liabilities and shareholders' equity (deficiency)                  $5,137,812,000         $2,084,199,000
                                                                  ==============================================

See accompanying notes.

                                NTL Incorporated

                       Condensed Statements of Operations

                                                                         Year ended December 31
                                                           1998                  1997                  1996
                                                    -----------------------------------------------------------------
Costs and expenses
Corporate expenses                                     $   14,718,000      $   12,811,000          $    14,144,000
Depreciation and amortization                              10,576,000           6,655,000                4,954,000
                                                    -----------------------------------------------------------------
Operating (loss)                                          (25,294,000)        (19,466,000)             (19,098,000)

Other income (expense)
Interest and other income                                 128,457,000           4,490,000                5,017,000
Interest expense                                         (317,677,000)       (191,124,000)            (128,755,000)
Other gain                                                          -          10,000,000                        -
Foreign currency transaction gains (losses)                 3,673,000          (2,221,000)               1,376,000
                                                    -----------------------------------------------------------------
(Loss) before income taxes, extraordinary  item
   and equity in net (loss) of subsidiaries              (210,841,000)       (198,321,000)            (141,460,000)
Income tax (provision)                                              -          (1,083,000)                (193,000)
                                                    -----------------------------------------------------------------
(Loss) before extraordinary item and equity in net
   (loss) of subsidiaries                                (210,841,000)       (199,404,000)            (141,653,000)
Loss from early extinguishment of debt                    (12,110,000)                  -                        -
                                                    -----------------------------------------------------------------

(Loss) before equity in net (loss) of subsidiaries       (222,951,000)       (199,404,000)            (141,653,000)
Equity in net (loss) of subsidiaries                     (311,665,000)       (133,653,000)            (112,801,000)
                                                    -----------------------------------------------------------------
Net (loss)                                             $ (534,616,000)     $ (333,057,000)           $(254,454,000)
                                                    =================================================================

See accompanying notes.

                                NTL Incorporated

                       Condensed Statements of Cash Flows

                                                                           Year ended December 31
                                                                1998                1997                1996
                                                        -------------------------------------------------------------
Net cash (used in) operating activities                   $  (291,427,000)      $  (55,467,000)     $  (28,152,000)

Investing activities
Purchase of office improvements and equipment                     (96,000)            (156,000)         (1,891,000)
Purchase of marketable securities                            (540,639,000)        (145,939,000)                  -
Proceeds from sales of marketable securities                  291,276,000          142,596,000                   -
Increase in investments in and loans to subsidiaries       (1,466,334,000)        (482,179,000)       (798,784,000)
                                                        -------------------------------------------------------------
Net cash (used in) investing activities                    (1,715,793,000)        (485,678,000)       (800,675,000)

Financing activities
Proceeds from borrowings and sale of preferred stock,
   net of financing costs                                   2,697,777,000          484,340,000         842,820,000
Proceeds from exercise of stock options and warrants            6,842,000            1,671,000           1,665,000
Consent solicitation payments                                 (11,333,000)                   -                   -
Cash placed in escrow                                        (217,622,000)                   -                   -
                                                        -------------------------------------------------------------
Net cash provided by financing activities                   2,475,664,000          486,011,000         844,485,000
                                                        -------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              468,444,000          (55,134,000)         15,658,000
Cash and cash equivalents at beginning of year                 46,421,000          101,555,000          85,897,000
                                                        -------------------------------------------------------------
Cash and cash equivalents at end of year                  $   514,865,000       $   46,421,000        $101,555,000
                                                        =============================================================

Supplemental disclosure of cash flow information
Cash paid during the period for interest                      $77,295,000          $53,485,000       $  23,687,000
Income taxes paid                                                       -                    -             193,000

Supplemental schedule of noncash financing activities
Accretion of dividends and discount on preferred stock        $19,072,000          $12,263,000       $           -
Conversion of convertible Notes, net of unamortized
   deferred financing costs of $4,738,000                     187,012,000                    -                   -
Warrants issued in connection with consent
   solicitations                                               10,080,000                    -           1,641,000
Preferred stock issued for acquisitions                       178,495,000
Common stock issued for acquisition                           600,432,000                    -          34,137,000
Preferred stock issued for acquisition of minority
   interest, including notes payable to minority
   partner                                                              -                    -          49,000,000
Liabilities incurred in connection with acquisitions                    -                    -          81,906,000


See accompanying notes.

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


1.   Basis of Presentation

In the NTL Incorporated (the "Company") condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries since the date of acquisition. The Company's share of net loss of its unconsolidated subsidiaries is included in consolidated net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

2.    Long-Term Debt

Long-term debt consists of:

                                                                                    December 31
                                                                            1998                   1997
                                                                   ----------------------------------------------
    10-7/8% Senior Deferred Coupon Notes
       ("10-7/8% Notes") (a)                                        $                 -        $   194,959,000
    12-3/4% Series A Senior Deferred Coupon Notes
       ("12-3/4% Notes") (b)                                                236,935,000            209,387,000
    11-1/2% Series B Senior Deferred Coupon Notes
       ("11-1/2% Notes") (c)                                                831,976,000            743,961,000
    10% Series B Senior Notes ("10% Notes") (d)                             400,000,000            400,000,000
    9-1/2% Senior Sterling Notes, less unamortized discount of
       $639,000 ("Sterling Senior Notes") (e)                               206,800,000                      -
    10-3/4% Senior Deferred Coupon Sterling Notes ("Sterling
       Deferred Coupon Notes") (e)                                          317,511,000                      -

    9-3/4% Senior Deferred Coupon Notes ("9-3/4% Notes") (e)                865,880,000                      -
    11-1/2% Senior Notes ("11-1/2% Notes") (f)                              625,000,000                      -
    12-3/8% Senior Deferred Coupon Notes
       ("12-3/8 Notes") (f)                                                 254,718,000                      -
    7-1/4% Convertible Subordinated Notes
       ("7-1/4 Convertible Notes") (g)                                                -            191,750,000
    7% Convertible Subordinated Notes
       ("7% Convertible Notes") (h)                                         275,000,000            275,000,000
    7% Convertible Subordinated Notes
       ("New Convertible Notes")(i)                                         600,000,000                      -
                                                                   ----------------------------------------------
                                                                         $4,613,820,000         $2,015,057,000
                                                                   ==============================================

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


2.     Long-Term Debt (continued)

(a) In October 1998, the Company redeemed the 10-7/8% Notes with an accreted value of $211 million for cash of $218 million. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of approximately $12.1 million in 1998.

(b) In April 1995, the Company issued $277,803,500 aggregate principal amount of 12-3/4% Senior Deferred Coupon Notes due 2005. The 12-3/4% Notes were issued at a price to the public of 53.995% or $150,000,000.

(c) In January 1996, the Company issued $1,050,000,000 aggregate principal amount of 11-1/2% Series B Senior Deferred Coupon Notes due 2006. The 11-1/2% Notes were issued at a price of 57.155% of the aggregate principal amount at maturity or $600,127,500.

(d) In February 1997, the Company issued $400,000,000 aggregate principal amount of 10% Series B Senior Notes due 2007. Interest in payable semiannually.

(e) In March 1998, the Company issued (pound)125,000,000 aggregate principal amount of 9-1/2% Senior Notes due 2008 (the "Sterling Senior Notes"), (pound)300,000,000 aggregate principal amount of 10-3/4% Senior Deferred Coupon Notes due 2008 (the "Sterling Deferred Coupon Notes") and $1,300,000,000 aggregate principal amount of 9-3/4% Senior Deferred Coupon Notes due 2008 (the "9-3/4% Notes"). The Sterling Senior Notes, Sterling Deferred Coupon Notes and the 9-3/4% Notes were issued at 99.67% or (pound)124,588,000, 58.62% or (pound)175,860,000 and 61.724% or
      $802,412,000, respectively. The Sterling Senior Notes pay interest semiannually.

(f) In November 1998, the Company issued $625,000,000 aggregate principal amount of 11-1/2% Senior Notes due 2008 (the "11-1/2% Notes") and $450,000,000 aggregate principal amount at maturity of 12-3/8% Senior Deferred Coupon Notes due 2008 (the "12-3/8% Notes"). The 11-1/2% Notes and the 12-3/8% Notes were issued at 100% or $625,000,000 and 55.505% or $249,773,000, respectively. Interest on the 11-1/2% Notes is payable semiannually.

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


2.    Long-Term Debt (continued)

(g) In March 1998, the Company called for redemption all of the 7-1/4% Convertible Subordinated Notes. The redemption date was April 20, 1998, at a redemption price of 105.08% of the principal amount plus accrued and unpaid interest through the date of redemption. The 7-1/4% Convertible Notes were convertible into common stock at a conversion price of $27.56 per share. In April 1998, all of the 7-1/4% Convertible Notes were converted into approximately 6,958,000 shares of the Company's common stock.

(h) In June 1996, the Company issued $275,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest payments began on December 15, 1996 and interest is payable every six months thereafter. The 7% Convertible Notes mature on
      June 15, 2008.

(i) In December 1998, the Company issued $600,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2008. Interest is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1999. The New Convertible Notes are convertible into shares of common stock prior to maturity at a conversion price of $61.25 per share, subject to adjustment.

3.     Redeemable Preferred Stock

In February 1997, the Company issued $100,000,000 of its 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears as of May 15, 1997. Dividends, whether or not earned or declared, will accrue without interest until declared and paid, which declaration may be for all or part of the accrued dividends. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 1998, the Company has accrued $27,260,000 for dividends and has issued approximately 25,000 shares for $25,225,000 of such accrued dividends. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009.

4.     Leases

Leases for office space extend through 2004. Total rental expense for the years ended December 31, 1998, 1997 and 1996 under operating leases was $573,000, $503,000 and $220,000, respectively.

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


Future minimum lease payments under noncancellable operating leases as of December 31, 1998 are as follows:

                  Year ended December 31:
                     1999                                                    $724,000
                     2000                                                     922,000
                     2001                                                     922,000
                     2002                                                     982,000
                     2003                                                     982,000
                     Thereafter                                               655,000
                                                                  -----------------------
                                                                           $5,187,000
                                                                  =======================

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

                        NTL Incorporated and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


               Col. A                   Col. B                 Col. C                    Col. D            Col. E
-----------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                                        (2)
                                                         (1)         Charged to
                                      Balance at      Charged to       Other                               Balance
                                     Beginning of     Costs and      Accounts--         Deductions          at End
            Description                 Period         Expenses       Describe          Describe          of Period
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998

   Allowance for doubtful accounts   $8,056,000    $27,282,000         $   -          $3,137,000   (a)     $38,475,000
                                     ==================================================================================

Year ended December 31, 1997

   Allowance for doubtful accounts   $3,870,000    $ 6,891,000         $   -         $(2,705,000)  (b)      $8,056,000
                                     ==================================================================================

Year ended December 31, 1996:

   Allowance for doubtful accounts     $767,000    $ 2,597,000         $   -            $506,000   (c)      $3,870,000
                                     ==================================================================================


(a) Uncolletible accounts written-off, net of recoveries of $9,158,000, offset by $12,214,000 allowance for doubtful accounts as of acquisition dates of purchased subsidiaries and $81,000 foreign currency translation adjustments.

(b) Uncollectible accounts written-off, net of recoveries of $2,604,000 and $101,000 foreign currency translation adjustments.

(c) Uncollectible accounts written-off, net of recoveries of $645,000, offset by $804,000 allowance for doubtful accounts as of acquisition date of purchased subsidiary and $347,000 foreign currency translation adjustments.