Form 10-Q
period 1999-09-30
NTL COMMUNICATIONS CORP
filed 1999-11-12
CIK 906347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-22616
                                              -------


                            NTL COMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
         (On April 1, 1999, the name of the Registrant was changed from
                 NTL Incorporated to NTL Communications Corp.)


            Delaware                                     52-1822078
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


110 East 59th Street, New York, New York                               10022
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

The number of shares outstanding of the issuer's common stock as of September 30, 1999 was 100. The Registrant is a wholly-owned subsidiary of NTL
Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries



                                      Index



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998 ........................    2

         Condensed Consolidated Statements of Operations
         Three and nine months ended September 30, 1999 and 1998 .........    4

         Condensed Consolidated Statement of Shareholder's Equity
         Nine months ended September 30, 1999 ............................    5

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1999 and 1998 ...................    7

         Notes to Condensed Consolidated Financial Statements ............    8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................   16


PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ............................   28

SIGNATURES ...............................................................   29

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      1999                  1998
                                                                  ---------------------------------
                                                                  (unaudited)            (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                      $   572,387           $   736,265
   Marketable securities                                               90,531               260,631
   Accounts receivable - trade, less allowance for
     doubtful accounts of $69,757 (1999) and $38,475 (1998)           281,879               152,356
   Other                                                               58,624                55,248
                                                                  ---------------------------------
Total current assets                                                1,003,421             1,204,500

Fixed assets, net                                                   5,229,317             3,854,430
Intangible assets, net                                              2,600,069               725,028
Investment in Cable London PLC, net of accumulated
  amortization of $16,879 (1999) and $3,093 (1998)                    207,038               229,093
Other assets, net of accumulated amortization
  of $43,882 (1999) and $56,264 (1998)                                328,838               181,046
                                                                  ---------------------------------
Total assets                                                      $ 9,368,683           $ 6,194,097
                                                                  =================================


      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                             (dollars in thousands)


                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  1999                  1998
                                                                              ---------------------------------
                                                                              (unaudited)            (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                           $   227,410           $   167,079
   Accrued expenses and other                                                     324,363               221,070
   Accrued construction costs                                                      82,443                88,033
   Interest payable                                                                27,077                34,258
   Deferred revenue                                                               150,504                69,820
   Current portion of long-term debt                                              114,976                23,691
                                                                              ---------------------------------
Total current liabilities                                                         926,773               603,951

Long-term debt                                                                  7,482,814             5,043,803
Commitments and contingent liabilities
Deferred income taxes                                                              84,087                67,062
Senior redeemable exchangeable preferred stock - $.01 par value, plus accreted dividends; less unamortized discount of $3,133 (1998);
   issued and outstanding none (1999) and
   125,000 (1998) shares
                                                                                        -               124,127

Shareholder's equity:
   Series preferred stock - $.01 par value; authorized none (1999) and
     10,000,000 (1998) shares:
       Series A - issued and outstanding none (1999) and 125,000
         (1998) shares                                                                  -                     2
       Series B - issued and outstanding none (1999) and 52,000
         (1998) shares                                                                  -                     -
   Common stock - $.01 par value; authorized 100 (1999) and 400,000,000
     (1998) shares; issued and outstanding 100 (1999) and 60,249,000
     (1998) shares                                                                      -                   602
   Additional paid-in capital                                                   2,894,190             1,501,561
   Accumulated other comprehensive income                                          97,375               104,657
   (Deficit)                                                                   (2,116,556)           (1,251,668)
                                                                              ---------------------------------
                                                                                  875,009               355,154
                                                                              ---------------------------------
Total liabilities and shareholder's equity                                    $ 9,368,683           $ 6,194,097
                                                                              =================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                        ----------------------------        -----------------------------
                                                            1999              1998              1999              1998
                                                        ----------------------------        -----------------------------
REVENUES
Local telecommunications and television                 $  218,408        $   84,366        $   583,728          $214,545
National and international telecommunications              130,647            64,185            349,232           166,845
Broadcast transmission and other                            40,298            33,933            119,900           100,825
Other telecommunications                                         -                 -                  -             2,375
                                                        ----------------------------        -----------------------------
                                                           389,353           182,484          1,052,860           484,590

COSTS AND EXPENSES
Operating expenses                                         184,953            88,122            507,335           243,476
Selling, general and administrative expenses               142,669            78,543            416,077           192,070
Franchise fees                                               7,710             6,223             22,287            18,729
Corporate expenses                                           6,249             4,018             18,475            11,797
Depreciation and amortization                              189,906            61,218            518,356           156,785
                                                        ----------------------------        -----------------------------
                                                           531,487           238,124          1,482,530           622,857
                                                        ----------------------------        -----------------------------
Operating (loss)                                          (142,134)          (55,640)          (429,670)         (138,267)

OTHER INCOME (EXPENSE)
Interest and other income                                    6,742            16,318             26,829            39,796
Interest expense                                          (186,028)          (84,800)          (484,570)         (226,422)
Foreign currency transaction gains (losses)                 33,426            (9,770)            22,523            (6,973)
                                                        ----------------------------        -----------------------------
(Loss) before extraordinary item                          (287,994)         (133,892)          (864,888)         (331,866)
(Loss) from early extinguishment of debt                         -            (4,239)                 -            (4,239)
                                                        ----------------------------        -----------------------------
Net (loss)                                              $ (287,994)       $ (138,131)       $  (864,888)       $ (336,105)
                                                        ============================        =============================


See accompanying notes.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)
                             (dollars in thousands)

                                           SERIES A           SERIES B          CONVERTIBLE
                                           PREFERRED          PREFERRED          SERIES A             COMMON STOCK -
                                             STOCK              STOCK         PREFERRED STOCK         $.01 PAR VALUE
                                         SHARES     PAR     SHARES    PAR     SHARES      PAR        SHARES       PAR
                                         -----------------------------------------------------------------------------
Balance, December 31, 1998                125,000   $ 2      52,000   $ -                          60,249,000   $  602
Exercise of stock options                                                                             432,000        4
Exercise of warrants                                                                                   15,000        1
Preferred stock issued for cash                                                500,000    $ 5
Warrants issued for cash
Accreted dividends on preferred stock                                            4,000      -
Accretion of discount on
  preferred stock
Conversion of 7% Convertible
  Subordinated Notes                                                                                    1,000        -
Common stock issued for acquisition                                                                12,705,000      127
Issuance of stock options in
  connection with an acquisition
Corporate restructuring                  (125,000)   (2)    (52,000)    -     (504,000)    (5)    (73,402,000)    (734)
Distribution to NTL Incorporated
Contributions from NTL Incorporated
Comprehensive income:
Net loss for the nine months
  ended September 30, 1999
Currency translation adjustment
       Total
                                         -----------------------------------------------------------------------------
Balance, September 30, 1999                     -   $ -           -   $ -            -    $ -               -   $    -
                                         =============================================================================


See accompanying notes.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                             (Unaudited)(continued)
                             (dollars in thousands)

                                                                                          ACCUMULATED
                                                  ADDITIONAL                                  OTHER
                                                   PAID-IN           COMPREHENSIVE        COMPREHENSIVE
                                                   CAPITAL               LOSS                INCOME            (DEFICIT)
                                                 ------------------------------------------------------------------------
Balance, December 31, 1998                       $ 1,501,561                                $ 104,657        $ (1,251,668)
Exercise of stock options                             12,054
Exercise of warrants                                     102
Preferred stock issued for cash                      483,805
Warrants issued for cash                              16,190
Accreted dividends on
   preferred stock                                    (8,644)
Accretion of discount on
   preferred stock                                       (78)
Conversion of 7% Convertible Subordinated
   Notes                                                  50
Common stock issued for acquisition                  971,310
Issuance of stock options in connection
   with an acquisition                                 6,599
Corporate restructuring                              405,604
Distribution to NTL Incorporated                    (500,000)
Contributions from NTL Incorporated                    5,637
Comprehensive income:
Net loss for the nine months
   ended September 30, 1999                                           $ (864,888)                                (864,888)
Currency translation adjustment                                           (7,282)              (7,282)
                                                                      ----------
        Total                                                         $ (872,170)
                                                 ------------------------------------------------------------------------
Balance, September 30, 1999                      $ 2,894,190                                $  97,375        $ (2,116,556)
                                                 ========================================================================

See accompanying notes.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                     ------------------------------
                                                                          1999               1998
                                                                     ------------------------------
Net cash provided by (used in) operating activities                  $    20,304        $   (27,656)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                      (473,816)          (829,698)
Purchase of fixed assets                                                (855,667)          (464,944)
Increase in other assets                                                 (28,015)           (10,397)
Proceeds from sale of assets                                                   -              1,312
Cash deposited into escrow for acquisition                              (118,700)                 -
Purchase of marketable securities                                       (349,647)          (297,918)
Proceeds from sales of marketable securities                             527,218            168,650
                                                                     ------------------------------
Net cash (used in) investing activities                               (1,298,627)        (1,432,995)

FINANCING ACTIVITIES
Distribution to NTL Incorporated                                        (500,000)                 -
Proceeds from borrowings, net of financing costs                       1,125,494          2,093,602
Proceeds from issuance of preferred stock and warrants                   500,000                  -
Principal payments                                                       (25,863)           (66,040)
Cash deposited into escrow for debt repayment                                  -           (221,427)
Proceeds from exercise of stock options and warrants                      12,161              4,938
                                                                     ------------------------------
Net cash provided by financing activities                              1,111,792          1,811,073

Effect of exchange rate changes on cash                                    2,653             10,119
                                                                     ------------------------------
Increase (decrease) in cash and cash equivalents                        (163,878)           360,541
Cash and cash equivalents at beginning of period                         736,265             98,902
                                                                     ------------------------------
Cash and cash equivalents at end of period                           $   572,387        $   459,443
                                                                     ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest exclusive of
   amounts capitalized                                               $   140,245        $    79,112
Income taxes paid                                                              -                335

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock               $     8,722        $    11,820
Conversion of Convertible Notes, net of unamortized deferred
  financing costs                                                        269,285            187,012
Preferred stock issued for acquisition                                         -            126,277
Common stock and stock options issued for an acquisition                 978,036                  -

See accompanying notes.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its earnings and financial position.

In September 1999, NTL Incorporated declared a 5 for 4 stock split by way of a stock dividend with respect to its common stock. The record date for this dividend was October 4, 1999 and the payment date was October 7, 1999. All common stock amounts in the Notes to Condensed Consolidated Financial Statements have been adjusted to reflect the stock split.

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

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE C - SALE OF PREFERRED STOCK AND WARRANTS

In January 1999, the Company received $500 million in cash from Microsoft Corp. in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock, Series A and warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $67.20 per share.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                 1999               1998
                                                             ------------------------------
                                                             (unaudited)
                                                                     (in thousands)
  License acquisition costs, net of accumulated
    amortization of $118,484 (1999) and $69,202 (1998)       $   190,563          $ 153,007
  Goodwill, net of accumulated amortization of $129,938
    (1999) and $32,358 (1998)                                  2,290,678            514,529
  Customer lists, net of accumulated amortization of
    $21,765 (1999) and $3,375 (1998)                             118,828             57,492
                                                             ------------------------------
                                                             $ 2,600,069          $ 725,028
                                                             ==============================

In July 1999, the Company acquired Cablelink Limited ("Cablelink"), Ireland's largest cable television provider. Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford. Cablelink holds licenses to provide analog and digital television services over cable and microwave in its franchises, as well as a full service license to provide public telephony, Internet and other value-added services throughout Ireland. The Company acquired Cablelink for 535.18 million Irish punts (approximately $693 million), of which 455.18 million Irish punts ($589 million) was paid in cash and the Company issued 80 million Irish punts ($104 million) principal amount Variable Rate Redeemable Guaranteed Loan Notes due 2002.

Also in July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc ("BT") for an aggregate of up to 19 million pounds sterling ($31.2 million). The Company paid approximately 5 million pounds sterling ($8.2 million) on closing and will pay up to 14 million pounds sterling ($23.0 million) on completion of the upgrade of certain networks. The Company expects to invest approximately 15 million pounds sterling ($24.7 million) to upgrade the networks for digital cable, interactive services and high speed Internet access. The Company leases the networks from BT on a long-term basis for an annual lease payment of approximately 3.9 million pounds sterling ($6.4 million).

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE D - INTANGIBLE ASSETS (CONTINUED)

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of approximately $710 million, including costs incurred of $8.5 million, exceeded the estimated fair value of net tangible assets acquired by $698 million, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed.

In March 1999, the Company acquired Diamond Cable Communications plc ("Diamond"). The Company issued an aggregate of 15,938,000 shares of common stock in exchange for each ordinary share and deferred share of Diamond. The Company's common stock was valued at $971,437,000, the fair value at the time of the announcement. In addition, the Company issued options to purchase 153,000 shares of the Company's common stock to holders of Diamond options. The Company's stock options were valued at $6,599,000. The Company incurred costs of $8,080,000 in connection with the acquisition. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1.6 billion. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Diamond have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $986 million plus the fair value of liabilities assumed net of tangible assets acquired aggregated $1.3 billion, which was allocated as follows: $78 million to customer lists, $85 million to license acquisition costs and $1.16 billion to goodwill.

In  1998,  the  Company   completed  the  acquisitions  of  ComTel  Limited  and
Telecential Communications, NTL (Bermuda) Limited ("NTL Bermuda") and Eastern Group Telecoms.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1999 and 1998 assuming consummation of these acquisitions as of January 1, 1998 are as follows:


                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30
                                        -------------------------------
                                            1999                 1998
                                        -------------------------------
                                                 (in thousands)

   Total revenue                        $ 1,112,645          $  831,241
   (Loss) before extraordinary item        (956,886)           (700,475)
   Net (loss)                              (956,886)           (704,714)

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - FIXED ASSETS

Fixed assets consist of:
                                        SEPTEMBER 30,        DECEMBER 31,
                                            1999                 1998
                                        --------------------------------
                                         (unaudited)
                                                 (in thousands)

   Operating equipment                  $ 4,696,801          $ 3,528,973
   Other equipment                          671,778              376,518
   Construction-in-progress                 606,530              369,923
                                        --------------------------------
                                          5,975,109            4,275,414
   Accumulated depreciation                (745,792)            (420,984)
                                        --------------------------------
                                        $ 5,229,317          $ 3,854,430
                                        ================================

NOTE F - INVESTMENT IN CABLE LONDON PLC

Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Bermuda's and Telewest's respective 50% ownership interests in Cable London PLC ("Cable London"), in August 1999 Telewest exercised its right to purchase all of NTL Bermuda's shares of Cable London for approximately 428 million pounds sterling (approximately $705 million) in cash. The closing of the sale of NTL Bermuda's interest in Cable London is expected to take place in November 1999. The sale of the Cable London interest is an "Asset Sale" for the purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes within 360 days after the sale.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE G - LONG-TERM DEBT

Long-term debt consists of:

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1999               1998
                                                                           ------------------------------
                                                                            (unaudited)
                                                                                   (in thousands)
NTL Communications:
   12-3/4% Senior Deferred Coupon Notes                                    $   259,866         $  236,935
   11-1/2% Senior Deferred Coupon Notes                                        904,878            831,976
   10% Senior Notes                                                            400,000            400,000
   9-1/2% Senior Sterling Notes, less unamortized
     discount of $592 (1999) and $639 (1998)                                   205,208            206,800
   10-3/4% Senior Deferred Coupon Sterling Notes                               340,929            317,511
   9-3/4% Senior Deferred Coupon Notes                                         930,037            865,880
   9-3/4% Senior Deferred Coupon Sterling Notes                                352,540                  -
   11-1/2% Senior Notes                                                        625,000            625,000
   12-3/8% Senior Deferred Coupon Notes                                        278,356            254,718
   7% Convertible Subordinated Notes                                                 -            275,000
   7% Convertible Subordinated Notes                                           599,300            600,000
   Senior Increasing Rate Notes                                                704,615                  -
   Variable Rate Redeemable Guaranteed Loan Notes                              109,080                  -

 NTL Bermuda:
   11.2% Senior Discount Debentures                                            457,758            421,835
   Other                                                                         8,948             31,839

Diamond:
   13-1/4% Senior Discount Notes                                               285,223                  -
   11-3/4% Senior Discount Notes                                               462,905                  -
   10-3/4% Senior Discount Notes                                               328,165                  -
   10% Senior Sterling Notes                                                   222,264                  -
   9-1/8% Senior Notes                                                         110,000                  -
   Other                                                                        12,718                  -
                                                                           ------------------------------
                                                                             7,597,790           5,067,494
Less current portion                                                           114,976              23,691
                                                                           -------------------------------
                                                                           $ 7,482,814         $ 5,043,803
                                                                           ===============================

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE G - LONG-TERM DEBT (CONTINUED)

In September 1999, NTL Bermuda repaid at maturity the $21,529,000 due under its notes payable to Comcast U.K. Holdings, Inc.

In July 1999, the Company issued $704,615,000 principal amount Senior Increasing Rate Notes due 2000 (the "Senior Notes") in connection with the purchase of Cablelink. The principal amount includes $3,034,000 in fees which is included in deferred financing costs. Interest on the Senior Notes is payable quarterly at the higher of: (i) the Citibank, NA base rate plus 3%, (ii) three-month LIBOR plus 3%, or (iii) the highest yield on any of the 1, 3, 5 and 10 year direct obligations issued by the government of the United States plus 3.5%. The interest rate on any unpaid principal will increase by a further 0.5% every three months, not to exceed 16%. The interest rate at September 30, 1999 was 11.25%. On June 8, 2000, the Senior Notes are subject to a mandatory exchange for, at the option of the holder, either an "Extended Note" in a principal amount equal to the principal amount of the Senior Notes, or a "Rollover Note" in a principal amount equal to the principal amount of the Senior Notes plus 3% of such principal amount. The Extended Note shall accrue interest at 14% per annum and shall mature no later than ten years after issuance. The Rollover Note shall accrue interest at 14% per annum and mature ten years after issuance. The Company is in discussions with various parties relating to a private placement offering to refinance the Senior Notes.

In July 1999, the Company also issued 80 million Irish punts ($109,080,000) principal amount Variable Rate Redeemable Guaranteed Loan Notes due 2002 (the "Guaranteed Notes") in connection with the Cablelink acquisition. Interest on the Guaranteed Notes is payable quarterly at EURIBOR. The EURIBOR rate at September 30, 1999 was 2.698%. The Guaranteed Notes may be redeemed at any time, at the option of the holder, at par plus accrued and unpaid interest to the date of the redemption. The Guaranteed Notes are subject to mandatory redemption in January 2002. The Company deposited 87 million Irish punts ($118,625,000) into escrow as cash collateral for the Guaranteed Notes, which is included in other noncurrent assets.

In May 1999, the Company called for redemption all of its $275,000,000 principal amount of 7% Convertible Subordinated Notes due 2008 (the "7% Notes") at a redemption price of 104.9% of the principal amount, plus accrued and unpaid interest. In June 1999, all of the 7% Notes were converted into approximately 9,075,000 shares of NTL Incorporated common stock at the applicable conversion price of $30.30 per share. The unamortized deferred financing costs related to the 7% Notes of $6,415,000 were written-off to equity.

In April 1999, the Company issued 330,000,000 pounds sterling aggregate principal amount at maturity of 9-3/4% Senior Deferred Coupon Sterling Notes due 2009 (the "9-3/4% Notes"). The 9-3/4% Notes were issued at a price of 62.11% of the aggregate principal amount at maturity or 204,963,000 pounds sterling. The aggregate of the discounts, commissions and the fees incurred of $8,465,000 is included in deferred financing costs. The original issue discount accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of 330,000,000 pounds sterling by April 15, 2004. Interest will thereafter accrue at 9-3/4% per annum, payable semiannually beginning on October 15, 2004. The 9-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2004 at 104.875% that declines annually to 100% in 2007, plus accrued and unpaid interest to the date of redemption.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE H - COMPREHENSIVE LOSS

The Company's  comprehensive  loss for the three and nine months ended September
30,  1999  and  1998  was  $(86,853,000),   $(81,135,000),   $(872,170,000)  and
$(268,998,000), respectively.

NOTE I - SEGMENT DATA

                                                                Local Telecoms        National         Corporate
                                                 Broadcast      and Television        Telecoms         And Other          Total
                                                 ---------------------------------------------------------------------------------
                                                                                   (in thousands)
Nine months ended September 30, 1999
Revenues                                         $ 119,900        $   583,728        $   349,232      $        -       $ 1,052,860
EBITDA (1)                                          76,404            163,625             89,418         (199,999)         129,448

Nine months ended September 30, 1998
Revenues                                         $ 100,825        $   214,545        $   166,845      $     2,375         $484,590
EBITDA (1)                                          67,681             48,408             18,789          (85,834)          49,044

Total assets
September 30, 1999                               $ 303,387        $ 5,676,318        $ 1,074,260      $ 2,314,718      $ 9,368,683
December 31, 1998                                  289,068          3,100,492            761,097        2,043,440        6,194,097

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses and franchise fees.

The reconciliation of segment combined EBITDA to net loss is as follows:


                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                  ------------------------------
                                                      1999               1998
                                                  ------------------------------
                                                          (in thousands)

   Segment Combined EBITDA                        $  129,448         $   49,044

   (Add) Deduct:
   Franchise fees                                     22,287             18,729
   Corporate expenses                                 18,475             11,797
   Depreciation and amortization                     518,356            156,785
   Interest and other income                         (26,829)           (39,796)
   Interest expense                                  484,570            226,422
   Foreign currency transaction (gains) losses       (22,523)             6,973
   Loss from early extinguishment of debt                  -              4,239
                                                  -----------------------------
                                                     994,336            385,149
                                                  -----------------------------
   Net (loss)                                     $ (864,888)        $ (336,105)
                                                  =============================

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1999, the Company was committed to pay approximately $276,000,000 for equipment and services.

The Company has certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries of the Company are required to make monthly cash payments to the ITC during the 15 year license terms. The Company has paid 14.4 million pounds sterling ($22.3 million) through September 30, 1999 in connection with these licenses. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

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


====================================================================================================================================
                                                                                                    NTL (2)              Total
                                                           NTL(1)                                  (with UK             Combined
                                               (Before recent acquisitions)                       acquisitions)          NTL (3)
------------------------------------------------------------------------------------------------------------------------------------
                                    09/30/98              12/31/98            09/30/99              09/30/99            09/30/99
====================================================================================================================================
Homes passed                       1,197,000              1,247,200           1,335,800             3,667,300           4,262,600
------------------------------------------------------------------------------------------------------------------------------------
Homes marketed (Tel.)              1,020,000              1,064,600           1,137,600             3,146,600           3,146,600
------------------------------------------------------------------------------------------------------------------------------------
Homes marketed (CATV)              1,020,000              1,064,600           1,137,600             3,261,100           3,817,900
------------------------------------------------------------------------------------------------------------------------------------
Total customers                      429,600                471,000             529,800             1,291,800           1,705,700
------------------------------------------------------------------------------------------------------------------------------------
     Dual                            398,800                434,100             489,500               879,100             879,100
------------------------------------------------------------------------------------------------------------------------------------
     Telephone-only                   15,300                 16,100              16,200               288,300             288,300
------------------------------------------------------------------------------------------------------------------------------------
     Cable-only                       20,500                 20,800              24,100               124,400             538,300
------------------------------------------------------------------------------------------------------------------------------------
Total RGUs (4)                       823,400                905,100           1,019,300             2,170,900           2,584,800
------------------------------------------------------------------------------------------------------------------------------------
Customer penetration                   42.1%                  44.2%               46.6%                 39.6%               44.7%
------------------------------------------------------------------------------------------------------------------------------------
RGU penetration                        80.7%                  85.0%               89.6%                 66.6%               67.7%
------------------------------------------------------------------------------------------------------------------------------------
Telephone penetration                  40.6%                  42.3%               44.5%                 37.1%               37.1%
------------------------------------------------------------------------------------------------------------------------------------
Cable penetration                      36.4%                  42.7%               45.1%                 30.8%               37.1%
====================================================================================================================================

(1)  Data  for  franchises   owned  and  operated  by  NTL  prior  to  the  1998
     acquisitions.

(2) Includes Comcast UK, ComTel, and Diamond Cable. Excludes 50% ownership of Cable London and BT cable franchises.

(3) Includes the above UK acquisitions as well as Cablelink and the BT cable franchises.

(4) An RGU (revenue generating unit) is one cable television account or one telephone account; a dual customer generates two RGUs.


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

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of ComTel Limited and Telecential Communications (collectively "ComTel") in the second and third quarters of 1998, Comcast UK Cable Partners Limited ("NTL Bermuda") and Eastern Group Telecoms ("EGT") in the fourth quarter of 1998, Diamond Cable Communications plc ("Diamond") in March 1999 and Cablelink Limited ("Cablelink") in July 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results except for the results of operations of ComTel.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
----------------------------------------------

Local telecommunications and television revenues increased to $218,408,000 from $84,366,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $128,180,000 and $12,667,000, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $130,647,000 from $64,185,000 as a result of acquisitions, which was $35,853,000 of the increase, and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

Broadcast transmission and other revenues increased to $40,298,000 from $33,933,000 due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital broadcasting revenues increase.

Operating expenses increased to $184,953,000 from $88,122,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $70,961,000 and $4,298,000, respectively, from acquired companies.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


Selling, general and administrative expenses increased to $142,669,000 from $78,543,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, approximately $8.3 million of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue through 1999. The 1999 and 1998 expense includes $56,055,000 and $11,579,000, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurs license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Franchise fees increased to $7,710,000 from $6,223,000. The 1999 amount includes Diamond franchise fees of $1,500,000. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

Corporate expenses increased to $6,249,000 from $4,018,000 due to an increase in various overhead costs.

Depreciation and amortization expense increased to $189,906,000 from $61,218,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 expense includes $86,746,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $186,028,000 from $84,800,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $54,632,000 from acquired companies. Interest of $79,937,000 and $55,076,000 was paid in the three months ended September 30, 1999 and 1998, respectively.

Foreign currency transaction gains (losses) increased to a gain of $33,426,000 from a loss of $9,770,000 due to net foreign currency transaction gains of $64,137,000 from acquired companies in 1999, offset by unfavorable changes in exchange rates subsequent to the issuance of new debt denominated in foreign currencies.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
---------------------------------------------

Local telecommunications and television revenues increased to $583,728,000 from $214,545,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $323,620,000 and $14,409,000, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


National and international telecommunications revenues increased to $349,232,000 from $166,845,000 as a result of acquisitions, which was $101,295,000 of the increase, and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

Broadcast transmission and other revenues increased to $119,900,000 from $100,825,000 due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital broadcasting revenues increase.

Other telecommunications revenues decreased to zero from $2,375,000 due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $507,335,000 from $243,476,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $179,968,000 and $5,511,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $416,077,000 from $192,070,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, approximately $32.1 million of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue through 1999. The 1999 and 1998 expense includes $158,161,000 and $12,535,000, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurs license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Franchise fees increased to $22,287,000 from $18,729,000. The 1999 amount includes Diamond franchise fees of $3,517,000. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

Corporate expenses increased to $18,475,000 from $11,797,000 due to an increase in various overhead costs.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


Depreciation and amortization expense increased to $518,356,000 from $156,785,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 expense includes $262,205,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $484,570,000 from $226,422,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $132,112,000 from acquired companies. Interest of $172,109,000 and $94,734,000 was paid in the nine months ended September 30, 1999 and 1998, respectively.

Foreign currency transaction gains (losses) increased to a gain of $22,523,000 from a loss of $6,973,000 primarily due to net foreign currency transaction gains of $27,914,000 from acquired companies in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks in the United Kingdom and Ireland, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1.7 billion in the fourth quarter of 1999 and through December 31, 2000. The Company's commitments for equipment and services at September 30, 1999 of approximately $276 million are included in the anticipated requirements. The Company had approximately $663 million in cash and securities on hand at September 30, 1999. In addition, NTL Incorporated had approximately $889 million in cash and securities on hand at September 30, 1999, excluding cash of its subsidiaries, most of which is available to fund the Company's cash requirements. The Company will therefore need additional cash in order to fund these requirements, and the Company is in discussions with various parties relating to sources of additional financing.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (ii) additional financing will be obtained or will be available on acceptable terms, (iii) conditions precedent to advances under future credit facilities will be satisfied when funds are required, (iv) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (v) the Company will be able to access such cash flow or (vi) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

NTL Bermuda expects to close on the sale of its interest in Cable London in November 1999. The sales price is approximately 428 million pounds sterling (approximately $705 million). The sale of the Cable London interest is an "Asset Sale" for the purposes of the Company's Indentures for certain of its notes.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes within 360 days after the sale.

In July 1999, NTL Incorporated agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). NTL Incorporated will issue 68 million new shares of NTL common stock and pay 2.85 billion pounds sterling ($4.7 billion) in cash. NTL Incorporated will also discharge, refinance or assume approximately 1.9 billion pounds sterling ($3.1 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through the closing. The transaction is subject to various approvals and other conditions. The Company and NTL Incorporated have obtained a financing commitment for up to approximately 2.1 billion pounds sterling ($3.5 billion) to fund a portion of the cost of this acquisition. The commitment is subject to the preparation, execution and delivery of loan documentation and the accuracy and completeness of representations. The commitment expires in November 1999, unless definitive documentation has been executed and delivered.

In connection with the CWC acquisition, NTL Incorporated announced that France Telecom agreed to invest an additional $4.5 billion in NTL Incorporated. France Telecom will invest $2.5 billion in NTL Incorporated common stock issued at $74 per share and $2.0 billion in convertible preferred stock with a 5% dividend and a conversion price of $100 per share. The closing of the additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment. In the event France Telecom elects to accelerate the closing of the investment, the proceeds will be used as mutually agreed by NTL Incorporated and France Telecom prior to such closing.

The Company is highly leveraged. The accreted value at September 30, 1999 of the Company's consolidated long-term indebtedness is approximately $7.5 billion, representing approximately 90% of total capitalization. The following summarizes the terms of those notes issued by the Company and its subsidiaries.

NTL Communications:

(1) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $278 million, interest payable semi-annually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(2) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1.05 billion, interest payable semi-annually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(3) 10% Senior Notes due February 15, 2007, principal amount of $400 million, interest payable semi-annually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount of 125 million pounds sterling ($205 million), interest payable semi-annually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of 300 million pounds sterling ($494 million), interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1.3 billion, interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of 330 million pounds sterling ($543 million), interest payable semi-annually from October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount of $599 million, interest payable semi-annually from June 15, 1999, convertible into shares of NTL Incorporated's common stock at a conversion price of $49.00 per share, redeemable at the Company's option on or after December 15, 2001;

(11) Senior Increasing Rate Notes due June 8, 2000, principal amount of $705 million, interest payable quarterly from July 9, 1999 at the higher of: (i) the Citibank, NA base rate plus 3%, (ii) three month LIBOR plus 3%, or
     (iii) the highest yield on any of the 1, 3, 5 and 10 year direct obligations issued by the government of the United States plus 3.5%, the interest rate will increase by a further 0.5% every three months, not to exceed 16%, (the interest rate at September 30, 1999 was 11.25%), mandatory exchange for, at the option of the holder, either an Extended Note or a Rollover Note, on June 8, 2000, an Extended Note shall accrue interest at 14% per annum and shall mature no later than ten years after issuance, a Rollover Note shall accrue interest at 14% per annum and mature ten years after issuance. The Company is in discussions with various parties relating to a private placement offering to refinance the Senior Increasing Rate Notes;

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


(12) Variable Rate Redeemable Guaranteed Loan Notes due January 5, 2002, principal amount of 80 million Irish punts ($109 million), interest payable quarterly from July 9, 1999 at EURIBOR, (the interest rate at September 30, 1999 was 2.698%), redeemable at any time, at the option of the holder, at par plus accrued and unpaid interest to the date of redemption, for which 87 million Irish punts ($118.6 million) is in escrow;

NTL Bermuda:

(13) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semi-annually from May 15, 2001;

Diamond:

(14) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semi-annually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(15) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semi-annually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(16) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semi-annually beginning on August 15, 2002;

(17) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount of 135 million pounds sterling ($222 million), interest payable semi-annually as of August 1, 1998;

(18) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110 million, interest payable semi-annually as of August 1, 1998; and

(19) mortgage of 2.5 million pounds sterling ($4.1 million) to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1-1/2%.

The Company has other significant commitments or potential commitments in addition to those described above. These are as follows:

(1) The Company has certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries are required to make monthly cash payments to the ITC during the 15 year license terms. The Company has paid
     14.4 million pounds sterling ($22 million) through September 30, 1999 in connection with these licenses. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


(2) In July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc ("BT") for an aggregate of up to 19 million pounds sterling ($31.2 million). The Company paid approximately 5 million pounds sterling ($8.2 million) on closing and will pay up to 14 million pounds sterling ($23.0 million) on completion of the upgrade of certain networks. The Company expects to invest approximately 15 million pounds sterling ($24.7 million) to upgrade the networks for digital cable, interactive services and high speed Internet access. The Company leases the networks from BT on a long-term basis for an annual lease payment of approximately 3.9 million pounds sterling ($6.4 million).

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

From time to time NTL Incorporated may fund its capital requirements outside the United Kingdom and Ireland from dividends from the Company subject to certain conditions under the Indentures. The Company distributed $500 million to NTL Incorporated in April 1999. The Company may use cash from equity proceeds in excess of cumulative EBITDA (as defined in the Indentures) minus 1.5 times cumulative interest expense plus capital stock proceeds, for dividend payments to the extent such funds are not used for other Restricted Payments (as defined in the Indentures). NTL Incorporated intends to repay certain amounts to the Company when funds become available. Currently there are no funds available to NTL Incorporated from the Company, because the Senior Increasing Rate Notes prohibit the Company from making dividend payments or other distributions to NTL Incorporated.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by operating activities was $20,304,000 and cash used in operating activities was $27,656,000 in the nine months ended September 30, 1999 and 1998, respectively. The change is primarily due to changes in operating assets and liabilities.

Purchases of fixed assets were $855,667,000 in 1999 and $464,944,000 in 1998 as a result of the continuing fixed asset purchases and construction in 1999, including purchases and construction by acquired companies.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


Proceeds from borrowings, net of financing costs, of $1,125,494,000 in 1999 is from the issuance of the 9-3/4% Notes and from the issuance of the Senior Increasing Rate Notes and the Variable Rate Redeemable Guaranteed Loan Notes issued in connection with the Cablelink acquisition. Proceeds from issuance of preferred stock and warrants of $500,000,000 in 1999 is from the sale of 5.25% Convertible Preferred Stock and warrants to purchase 1.5 million shares of NTL Incorporated's common stock to Microsoft Corp. The distribution to NTL Incorporated of $500,000,000 in 1999 was primarily for NTL Incorporated's acquisition of the Australian National Transmission Network.

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

The Company has completed its compilation of equipment and systems that might be affected by Year 2000 noncompliance. An impact and risk assessment has been completed on all items to determine whether items are business critical, high priority or low priority. This assessment includes all information systems ("IS") and non-IS equipment with embedded technology such as air conditioning, generators and power supplies. The Company's billing, provisioning and customer service systems have been reviewed and modified for Year 2000 readiness. Integration testing of the complete system began in the second quarter of 1999 and will continue until the end of 1999 as part of change control management when new processes are introduced. Testing of other business critical and high priority items is mostly complete, although some testing will continue into the fourth quarter of 1999. Where appropriate, remedial work has been minimized by bringing forward planned system revisions and retiring old equipment. The Company has also communicated with its suppliers with respect to the high priority and business critical items. A central database has been maintained to insure all issues have been resolved. This communication is virtually complete, and all items are now cleared or have a definite planned upgrade path. A Millennium Operations Plan has been created and the key resources needed for problems that may arise over the Year 2000 weekend have been scheduled. The Millennium Operations Plan will be constantly revised throughout the fourth quarter of 1999 to account for changes in external influences. The Company's Year 2000 Project and Operations Plan have been independently audited by the United Kingdom telecoms industry regulator, OFTEL, during 1999 and have been declared satisfactory.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


The Company expects to incur $13 million primarily in labor costs to compile inventories, assess risks, prioritize remediation projects, communicate with suppliers, maintain the supplier communications database, test remediations and implement remediations. The Company incurred approximately $3.2 million of this amount in 1998 and approximately $7.5 million was incurred through September 30, 1999.

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

During the remainder of 1999, the Company may discover additional problems and may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company has tested most of such third-party products, but cannot be sure that its tests were adequate or that, if problems are identified as testing is completed, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of the upgrades and testing that is believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


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

      NTL Communications Corp. (formerly NTL Incorporated) and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1999, the Company filed a report on Form 8-K dated September 17, 1999, reporting under Item 5, Other Events, that NTL Incorporated agreed to acquire 100% of Workplace Technologies plc and that NTL Incorporated announced that Telewest Communications plc exercised its right to purchase all of NTL's shares of Cable London PLC. There were no financial statements filed with this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NTL COMMUNICATIONS CORP.


Date:  November 10 , 1999               By: /s/ J. Barclay Knapp
                                           -------------------------------------
                                           J. Barclay Knapp
                                           President and Chief Executive Officer


Date:  November 10, 1999                By: /s/ Gregg Gorelick
                                           -------------------------------------
                                           Gregg Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)