Form 10-K405
period 1999-12-31
NTL COMMUNICATIONS CORP
filed 2000-03-27
CIK 906347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

                                   (MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 0-22616

                            NTL COMMUNICATIONS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
     (ON APRIL 1, 1999, THE NAME OF THE REGISTRANT WAS CHANGED FROM NTL
                   INCORPORATED TO NTL COMMUNICATIONS CORP.)

            DELAWARE                                      52-1822078
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

 110 EAST 59TH STREET, NEW YORK, NEW YORK               10022
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (212) 906-8440
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 20, 2000, there were 100 shares of the Registrant's common stock outstanding. The Registrant is a wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions I (1) (a) and I (1) (b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instruction I (2) (b) and I (2) (c).

                                    *********

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    *********

                                TABLE OF CONTENTS

                                                                                       PAGE
        PART I
        Item 1.     Business ........................................................     3
        Item 2.     Properties ......................................................     3
        Item 3.     Legal Proceedings ...............................................     4
        Item 4.     Submission of Matters to a Vote of Security Holders .............     4

        PART II

        Item 5.     Market for the Registrant's Common Equity and Related
                    Stockholder Matters .............................................     4
        Item 6.     Selected Financial Data .........................................     4
        Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............................     5
        Item 7a.    Quantitative and Qualitative Disclosure about Market Risk .......    11
        Item 8.     Financial Statements and Supplementary Data .....................    13
        Item 9.     Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure ........................................    13

        PART III

        Items 10, 11, 12, and 13 ....................................................    13

        PART IV

        Item 14.    Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K .....................................................    13

        Signatures ..................................................................    19

        Index to Consolidated Financial Statements ..................................   F-1


This Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

     "Safe Harbor" Statement under the Private Securities Litigation Reform
                                  Act of 1995:

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, industry trends, the Registrant's ability to continue to design network routes, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness and availability, terms and deployment of capital.

                                     PART I

ITEM 1.  BUSINESS.

     NTL Communications Corp. ("NTL Communications" or the "Company") is a leading broadband communications company in the U.K. and the Republic of Ireland.

    The Company provides residential, business and wholesale customers with the following services:

    - RESIDENTIAL SERVICES, including telephony, cable television, personal computer and television-based Internet access and interactive services.

    - NATIONAL TELECOMS SERVICES, including business telecoms, national and international carrier telecommunications, Internet services and satellite communications services. NTL Communications currently serves approximately 44,900 business and carrier customers, including: AT&T, Cisco, Colt, MCI Worldcom, Microsoft, Orange, Sun Microsystems and Vodafone.

    - BROADCAST TRANSMISSION AND TOWER SERVICES, including digital and analog television and radio broadcast transmission services, wireless network management and tower site rental services.

    In this Report on Form 10-K, references to "(pound sterling)" "pounds sterling," "(pound)," "pence" or "p" are to the lawful currency of the U.K., references to "(euro)" or "Euro" are to the lawful currency of the European Monetary Union, references to "IR(pounds)" or "Irish punts" are to the lawful currency of the Republic of Ireland and references to "U.S. dollars," "dollars," "$" or "(cent)" are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of certain foreign currency amounts into U.S. dollars and certain U.S. dollar amounts into foreign currencies. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.6158 per (pound) 1.00, $1.0092 per (euro)1.00 and $1.28 per IR(pounds)1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1999. On March 13, 2000, the Noon Buying Rate was $1.5782 per (pound) 1.00, $.9648 per (euro)1.00 and $1.225 per IR(pounds) 1.00.

    NTL Incorporated ("NTL"), a Delaware corporation, was incorporated in February 1999, to effect a reorganization into a holding company structure under
Section 251(g) of the Delaware General Corporation Law. The holding company structure, which was implemented to pursue opportunities outside of the U.K. and Ireland, was accomplished through a merger. The stockholders of NTL Communications (formerly NTL Incorporated), at the effective time of the merger became stockholders of the new holding company, and NTL Communications became a subsidiary of the new holding company. The new holding company then took the name NTL Incorporated. NTL Group Limited, a wholly-owned indirect subsidiary of NTL Communications which was acquired in 1996, has a 30-year history in the U.K. as a provider of reliable communications services. NTL Communications conducts its operations through direct and indirect wholly-owned subsidiaries. NTL Communications' principal executive office is located at 110 East 59th Street, New York, New York 10022, and its telephone number is (212) 906-8440.


ITEM 2.  PROPERTIES.

    We own, lease or occupy under license 33 business unit and regional head-offices throughout the U.K. and Ireland, our corporate head-office in Hook, and 11 retail shops. In addition, we own or lease approximately 140 switching centers/head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment used in the U.K. and Ireland.

     We own, lease or occupy under license approximately 770 properties in the U.K., of which approximately 700 are used as transmitter sites. In addition, we also are the lessee or licensee of over 600 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

     We maintain offices under lease for our corporate staff in New York City.

     We believe that our facilities are presently adequate for their current use. We intend to continue to expand the systems in accordance with the requirements of the network build schedules and acquire new sites as part of the ongoing expansion of our transmission networks.

ITEM 3. LEGAL PROCEEDINGS.

     We are involved in, or have been involved in, certain disputes and litigation arising in the ordinary course of business, including claims involving contractual disputes and claims for damages to property and personal injury resulting from the construction of our networks and the maintenance and servicing of our transmission masts, none of which are expected to have a material adverse effect on our financial position or results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instructions I (2) (c) of Form 10-K.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company is a wholly-owned subsidiary of NTL Incorporated.


ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                            (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                  1999            1998             1997            1996            1995
                                              ----------     -------------    -------------   --------------   ---------
                                                   (1)             (2)                              (3)
         Income statement data:
         Operating revenues                   $ 1,477,871       $ 747,015        $ 491,755       $ 228,343        $ 33,741
         (Loss) before extraordinary item        (711,922)       (503,927)        (328,557)       (254,454)        (90,785)
         Net (loss)                              (714,956)       (534,616)        (333,057)       (254,454)        (90,785)


                                                                         AS OF DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                 1999            1998             1997            1996             1995
                                              ------------   -------------    -------------   -------------    ---------
                                                   (1)             (2)                              (3)
         Working capital (deficiency)             $441,003         $600,549       $(52,344)         $242,102        $76,128
         Fixed assets, net                       5,340,555        3,854,430       1,756,985        1,459,528        639,674
         Total assets                            9,502,273        6,194,097       2,421,639        2,454,611      1,010,669
         Long-term debt                          7,598,024        5,043,803       2,015,057        1,732,168        513,026
         Senior Redeemable Exchangeable
            Preferred Stock                            --           124,127         108,534               --             --
         Shareholder's equity (deficiency)         900,527          355,154        (61,668)          328,114        339,257


     (1) In March 1999, the Company purchased Diamond Cable Communications plc ("Diamond") for an aggregate purchase price of $978 million, including intangibles aggregating $1.3 billion. In July 1999, the Company acquired Cablelink Limited ("Cablelink") for an aggregate purchase price of $693 million, including intangibles of $669 million. The net assets and results of operations of Diamond and Cablelink are included in the consolidated financial statements from their respective dates of acquisition.

     (2) In June and September 1998, the Company purchased ComTel Limited and Telecential Communications (collectively "Comtel") for an aggregate purchase price of $969 million, including intangibles aggregating $224 million. In October 1998, the Company purchased Comcast U.K. Cable Partners Limited ("Comcast U.K.") for an aggregate purchase price of $600 million, including intangibles of $130 million. In December 1998, the Company purchased Eastern Group Telecoms ("EGT") for an aggregate purchase price of $151 million, including intangibles of $45 million. The net assets and results of operations of ComTel, Comcast U.K. and EGT are included in the consolidated financial statements from their respective dates of acquisition.

     (3) In May 1996, the Company purchased NTL Group Limited for an aggregate purchase price of $439 million, including goodwill of approximately $263 million. The net assets and results of operations of NTL Group Limited are included in the consolidated financial statements from the date of the acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of ComTel in the second and third quarters of 1998, Comcast U.K. (now known as NTL (Triangle) LLC ("NTL Triangle"), formerly NTL (Bermuda) Limited) and EGT in the fourth quarter of 1998, Diamond in March 1999 and Cablelink in July 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of Diamond and Cablelink are not included in the 1998 results. The Company consolidated the results of operations of ComTel, NTL Triangle and EGT in 1998 from the dates of acquisition.

Years Ended December 31, 1999 and 1998

Residential telecommunications and television revenues increased to $827,324,000 from $355,589,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $467,185,000 and $74,213,000, respectively, from acquired companies. The Company expects its customer base to continue to increase as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $488,640,000 from $248,895,000 as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 1999 and 1998 revenue includes $141,570,000 and $8,461,000, respectively from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $161,907,000 from $140,156,000 due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Other telecommunications revenues decreased to zero from $2,375,000 due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $704,689,000 from $372,134,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $254,007,000 and $35,299,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $561,797,000 from $299,494,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, approximately $47.4 million of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue into 2000. The 1999 and 1998 expense includes $233,914,000 and $40,886,000, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the Independent Television Commission ("ITC") to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees decreased to $16,538,000 from $25,036,000 due to the reversal of the accrued liability for franchise fees of $13,592,000. The 1999 amount includes Diamond franchise fees of $5,037,000.

Corporate expenses increased to $25,260,000 from $17,048,000 due to an increase in various overhead costs.

Nonrecurring charges of $16,179,000 in 1999 were the fee incurred for the cancellation of certain contracts. Nonrecurring charges of $20,642,000 in 1997 include deferred costs written-off of $5,013,000 and restructuring costs of $15,629,000. The deferred costs written-off arose in connection with the Company's unsuccessful bid for United Kingdom digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. This charge consisted of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of December 31, 1998, $9,172,000 of the provision had been used, including $5,558,000 for severance and related costs, $1,450,000 for lease exit costs and $2,164,000 for penalties associated with the cancellation of contractual obligations. As of December 31, 1998, 177 employees had been terminated. The $4,194,000 reversed in 1998 includes $1,168,000 for severance and related costs, $2,826,000 for lease exit costs and $200,000 for penalties associated with the cancellation of contractual obligations. This reversal was necessary because employees whose positions were eliminated chose to remain with the Company in other positions rather than leave the Company and receive severance pay, and the real estate markets in which the Company sublet space improved increasing the sublet rentals and shortening the period of time required to find subtenants. The remaining restructuring reserve of $2,263,000 at December 31, 1998 is for lease costs net of sublease revenue.

Depreciation and amortization expense increased to $762,858,000 from $266,112,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 and 1998 expense includes $404,235,000 and $45,892,000 respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $678,036,000 from $328,815,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $184,839,000 from acquired companies. Interest of $221,597,000 and $118,273,000 was paid in the years ended December 31, 1999 and 1998, respectively.

Other gains of $493,121,000 in 1999 are from the sale of the investment in Cable London.

Foreign currency transaction gains increased to $22,733,000 from $4,152,000 primarily due to the effect of favorable changes in the exchange rates on the Company's pound sterling and Euro denominated notes in 1999.

The Company recorded an extraordinary loss from the early extinguishment of debt of $3,034,000 in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition. The Company recorded an extraordinary loss from the early extinguishment of debt of $30,689,000 in 1998 as a result of the redemption of the 10-7/8% Notes and the repayment of a bank loan.

Years Ended December 31, 1998 and 1997

Residential telecommunications and television revenues increased to $355,589,000 from $166,951,000 primarily as a result of customer growth that increased the Company's current revenue stream. The 1998 revenue includes $74,213,000 from acquired companies.

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

Other telecommunications revenues decreased to $2,375,000 from $8,831,000 primarily due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, during 1998.

Operating expenses increased to $372,134,000 from $301,644,000 primarily as a result of increases in interconnection costs and programming costs due to customer growth. The 1998 expenses includes $35,299,000 from acquired companies.

Selling, general and administrative expenses increased to $299,494,000 from $169,133,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 1998 expense includes $40,886,000 from acquired companies.

Franchise fees increased to $25,036,000 from $23,587,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

Corporate expenses decreased to $17,048,000 from $18,324,000 primarily due to the sale of OCOM's assets in 1998. Certain OCOM personnel were included in corporate expenses in 1997.

Nonrecurring charges of $20,642,000 in 1997 were comprised of restructuring costs of $15,629,000 and deferred costs written-off of $5,013,000. The deferred costs written off arose in connection with the Company's unsuccessful bid for digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. In 1998, the Company incurred restructuring costs of $9,172,000 and reversed $4,194,000 of the provision.

Depreciation and amortization expense increased to $266,112,000 from $150,509,000 primarily due to an increase in depreciation of telecommunications and CATV equipment. The 1998 expense includes $45,892,000 from acquired companies, including amortization of acquisition related intangibles.

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

The Company recorded an extraordinary loss from the early extinguishment of debt of $30,689,000 in 1998 as a result of the redemption of the 10-7/8% Notes and the repayment of a bank loan. In connection with the repayment of debt, a subsidiary recorded an extraordinary loss of $4,500,000 in 1997 from the write-off of unamortized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1.19 billion in 2000. The Company's commitments at December 31, 1999 for equipment and services through 2000 are included in the anticipated requirements. The Company had approximately $1.08 billion in cash and securities on hand at December 31, 1999. The Company expects to receive cash from NTL for the remainder of its 2000 requirements.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under planned credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Triangle's and Telewest's respective 50% ownership interests in Cable London, in November 1999 Telewest purchased all of NTL Triangle's shares of Cable London for approximately (pound sterling)428 million (approximately $692 million) in cash. The Company recorded a gain of $493 million on the sale. The sale of the Cable London interest is an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000.

The Company is highly leveraged. The accreted value at December 31, 1999 of the Company's consolidated long-term indebtedness, is approximately $7.6 billion, representing approximately 89% of total capitalization. The following summarizes the terms of those notes issued by the Company and its subsidiaries.

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

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount of (pound sterling)125 million ($202 million), interest payable semi- annually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling)300 million ($485 million), interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1.3 billion, interest payable semi-annually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of (pound sterling)330 million ($533 million), interest payable semi-annually from October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(8) 11-1/2% Senior Notes due October 1, 2008, principal amount of $625 million, interest payable semi-annually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(9) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450 million, interest payable semi-annually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount of $599 million, interest payable semi-annually from June 15, 1999, convertible into shares of NTL common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(11) Variable Rate Redeemable Guaranteed Loan Notes due January 5, 2002, principal amount of 60 million Irish punts ($77 million), interest payable quarterly at EURIBOR (the interest rate at December 31, 1999 was 3.345%), redeemable at any time at the option of the holder, 20 million Irish punts ($26 million) redeemed in 1999 using cash held in escrow, (euro)86 million ($87 million) remaining in escrow at December 31, 1999;

(12) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount of
     (euro)250 million ($252 million), interest payable semiannually beginning on May 15, 2000;

(13) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount of
     (euro)350 million ($353 million), interest payable semiannually beginning on May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(14) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of (euro)210 million ($212 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

NTL Triangle:

(15) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semi-annually beginning on May 15, 2001;

Diamond:

(16) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semi-annually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(17) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semi-annually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(18) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semi-annually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(19) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount of pound sterling135 million ($218 million), interest payable semi-annually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003;

(20) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110 million, interest payable semi-annually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(21) mortgage of (pound sterling)2.5 million ($4.0 million) to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1-1/2%.

The Company intends to make an offer to convert its 7% Convertible Notes with a principal amount of $599 million into NTL Incorporated common stock.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing.

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

NTL Communications distributed $500 million to NTL in April 1999. The Company may use cash from equity proceeds in excess of cumulative EBITDA (as defined in the Indentures) minus 1.5 times cumulative interest expense plus capital stock proceeds, for dividend payments to the extent such funds are not used for other Restricted Payments (as defined in the Indentures). NTL intends to repay certain amounts to the Company when funds become available.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by operating activities was $71,469,000 and cash used in operating activities was $18,943,000 in the years ended December 1999 and 1998, respectively. Although net loss increased to $714,956,000 from $534,616,000 in the years ended December 31, 1999 and 1998, respectively, results of operations items not requiring cash outlays increased by a greater amount to $730,492,000 from $523,920,000. In addition, changes in operating assets and liabilities provided cash of $55,933,000 in 1999 compared to a use of cash of $8,247,000 in 1998. Cash provided by operating activities plus cash paid for interest exclusive of amounts capitalized was $251,256,000 and $71,570,000 in 1999 and 1998, respectively.

Provision for losses on accounts receivable, which is included in operating activities, was $45,295,000, $27,282,000 and $6,891,000 in 1999, 1998 and 1997,
respectively. These increases were due principally to the increases in revenues.

Purchases of fixed assets were $1,196,519,000 in 1999 and $772,144,000 in 1998 as a result of the continuing fixed asset purchases and construction in 1999, including purchases and construction by acquired companies. Proceeds from sales of assets of $692,490,000 in 1999 was from the sale of Cable London.

Proceeds from borrowings, net of financing costs, of $1,846,003,000 in 1999 was from the issuance of the 9-3/4% Senior Deferred Coupon Sterling Notes, the 9-1/4% Senior Euro Notes, the 9-7/8% Senior Euro Notes, the 11-1/2% Senior Deferred Coupon Euro Notes and the Senior Increasing Rate Notes and the Variable Rate Redeemable Guaranteed Loan Notes issued in connection with the Cablelink acquisition. Principal payments of $758,212,000 in 1999 were primarily from the repayment of the Senior Increasing Rate Notes using proceeds from the 9-1/4% Senior Euro Notes, the 9-7/8% Senior Euro Notes and the 11-1/2% Senior Deferred Coupon Euro Notes, plus the repayment at maturity of the notes payable to Comcast U.K. Holdings, Inc. Proceeds from issuance of preferred stock and warrants of $500,000,000 in 1999 was from the sale of 5.25% Convertible Preferred Stock and warrants to purchase 1.9 million shares of NTL's common stock to Microsoft Corp. Cash in escrow for debt repayment of $86,993,000 in 1999 includes (euro)110 million ($113 million) placed into escrow as cash collateral for the Variable Rate Redeemable Guaranteed Loan Notes, net of
(euro)25 million ($26 million) used to redeem a portion of these notes.

YEAR 2000

We had a comprehensive Year 2000 project designed to identify and assess the risks associated with our information systems, products, operations, infrastructure, suppliers and customers, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, we have not experienced any significant problems related to the Year 2000.

Because we use a variety of information systems and have additional systems embedded in our operations and infrastructure, we cannot be sure that all of our systems will continue to work together in a Year 2000-ready fashion. Furthermore, we cannot be sure that we will not suffer business interruptions, either because of our own Year 2000 problems or those of third-parties upon whom we are reliant for services. Therefore, a problem that has not yet been identified may arise and could have adverse consequences to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has entered into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates, primarily U.S. dollar/U.K. pound sterling. The counterparties are major financial institutions. The Company does not enter into derivatives or financial instruments to manage or reduce the impact of changes in interest rates.

FOREIGN EXCHANGE CONTRACTS

 To the extent that the Company obtains financing in United States dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. At December 31, 1999, the Company had approximately $575 million in cash equivalents denominated in foreign currencies to reduce this risk. In addition, the Company's pounds sterling and Euro denominated Notes also reduce this risk. Furthermore, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of (pound sterling) 1 to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for a portion of its U.S. dollar denominated debt and anticipated amounts of parent company expenses. In addition, NTL Triangle has option agreements of (pound sterling) 250 million notional amount to purchase U.S. dollars at a fixed rate of (pound sterling) 1 to $1.35 in November 2000. This option provides a hedge against an adverse change in exchange rates when interest payments commence on NTL Triangle's U.S. dollar denominated Discount Debentures.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 1999, the difference between the fair value of the outstanding contracts and the contract amounts was immaterial.

INTEREST RATES

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

                                             INTEREST RATE SENSITIVITY
                                       PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                               AVERAGE INTEREST RATE

                                                                                                               FAIR
                                                                                                               VALUE
                                2000           2001       2002     2003    2004   THEREAFTER      TOTAL       12/31/99
                                ----           ----       ----     ----    ----    ----------     -----       --------
                                                              (in millions)
Long-term Debt, including
Current Portion
U.S. dollars
   Fixed Rate                      --          --         --      --  $  285     $6,281       $6,566       $6,880
   Average Interest Rate                                                13.25%      10.2%

U.K. pound
   Fixed Rate                      --          --         --      --    -- (pound sterling)(pound sterling) (poundsterling)
                                                                                   890           890          654
   Average Interest Rate                                                          10.09%
   Average Forward
    Exchange Rate                                                                  1.67

Euro
   Fixed Rate                      --          --         --      --      --    (euro)810    (euro)810      (euro)731
   Average Interest Rate                                                           10.1%
   Average Forward
    Exchange Rate                                                                  1.103

Irish punts
   Variable Rate             RL(pounds)60      --         --      --      --         --     IR(pounds)60   IR(pounds)60
   Average Interest Rate       Euribor
   Average Forward
    Exchange Rate               1.297

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                                      (In thousands)
                                                                           1999
                                           -----------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                           -----------------------------------------------------------------------
                                             MARCH 31           JUNE 30          SEPTEMBER 30          DECEMBER 31
                                           -----------   ------------------- -------------------  ----------------
                                                                                                          (1)
              Revenues                      $  313,381        $ 350,126           $ 389,353            $ 425,011
              Operating loss                  (121,267)        (166,269)           (142,134)            (179,780)
              Income (loss) before
                 extraordinary item           (230,419)        (346,475)           (287,994)             152,966
              Net income (loss)               (230,419)        (346,475)           (287,994)             149,932

                                                                           1998
                                           ----------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                           ----------------------------------------------------------------------
                                             MARCH 31           JUNE 30         SEPTEMBER 30          DECEMBER 31
                                           -----------    -----------------  -----------------    ---------------
              Revenues                       $147,792         $  154,314         $  182,484           $  262,425
              Operating loss                  (41,962)           (40,665)           (55,640)             (90,348)
              Loss before
                 extraordinary item           (93,672)          (104,302)          (133,892)            (172,061)
              Net loss                        (93,672)          (104,302)          (138,131)            (198,511)

(1) In November 1999, the Company sold its investment in Cable London for cash of approximately $692 million and recognized a gain of $493 million.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


ITEM 10, 11, 12 and 13.

                Omitted, pursuant to General Instruction I(2) (c) of Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)     (1)        Financial Statements - See list of Financial
                           Statements on page F-1.

                (2) Financial Statement Schedules - see list of Financial Statement Schedules on page F-1.

                (3)        Exhibits - See Exhibit Index on page 12.

        (b) During the fourth quarter of 1999, the Company filed the following Current Reports on Form 8-K: Form 8-K, dated September 20, 1999 (filed October 4, 1999) under item 2. Reporting the acquisition of Workplace; Form 8-K dated November 23, 1999 (filed November 24, 1999) under item 5. Reporting the completed sale of Cable London and the consummation of the Euro Notes Offering.

        (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

        (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

2.1 Agreement and Plan of Merger, dated as of March 26, 1999, among the Company, NTL Communications and NTL Merger Inc. (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-72335)

2.2 Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, among the Company, NTL (Bermuda) Limited, and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-64727)

2.3 Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, among the Company, NTL (Bermuda) Limited and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-64727)

2.4 Share Exchange Agreement, dated as of June 16, 1998, as amended, among the Company and the shareholders of Diamond Cable Communications Plc (Incorporated by reference to the Company's Proxy Statement, filed on January 29, 1999)

2.5 Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, among the Company and the shareholders of Diamond Cable Communications plc (Incorporated by reference to the Company's Form 8-K, filed on December 23, 1998)

3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-72335)

3.2 Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, File No. 333-72335)

4.1 Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1, to the Company's Registration Statement on Form S-1, File No. 33-63570)

4.4 Indenture, dated as of October 1, 1993, by and between the Company and Chemical Bank with respect to the 10% Senior Notes (Incorporated by reference to Exhibit 4.1, to the Company's Registration Statement on Forms S-1, File No. 33-63572)

4.5 Indenture, dated as of April 20, 1995, by and between the Company and Chemical Bank as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 33-92794)

4.6 Indenture, dated as of January 30, 1996, by and between the Company and Chemical Bank as Trustee, with respect to the 11 1/2% Senior Notes (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-00118)

4.7 First Supplemental Indenture, dated as of January 22, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-00118)

4.8 First Supplemental Indenture, dated as of January 23, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 10% Notes (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-00118)

4.9 Indenture, dated as of February 12, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference to the Company's 1996 Form 10-K, filed on March 28, 1997)

4.10 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9 1/2% Senior Notes (Incorporated by reference to the Company's 1997 Form 10-K filed on March 30, 1998)

4.11 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes (Incorporated by reference to the Company's 1997 Form 10-K, filed on March 30, 1998)

4.12 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10 3/4% Senior Deferred Coupon Notes (Incorporated by reference to the Company's 1997 Form 10-K, filed on March 30, 1998)

4.13 Indenture, dated as of November 2, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/2% Senior Notes due 2008 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30, 1999)

4.14 Registration Rights Agreement, dated as of November 2, 1998 by and among the Company and Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., with respect to the 11 1/2% Senior Notes due 2008 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30, 1999)

4.15 Indenture, dated as of November 6, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the
               12 3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30,
               1999)

4.16 Registration Rights Agreement, dated as of November 6, 1998 by and among the Company and Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., with respect to the 12 3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30, 1999)

4.17 Indenture, dated as of December 16, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30,
               1999)

4.18 First Supplemental Indenture, dated as of March 31, 1999, between NTL Inc., NTL Communications Corp. and The Chase Manhattan Bank (Trustee), re: 7% Convertible Subordinated Notes due 2008 ($600,000,000 principal amount) (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-72335)

4.19 Indenture, dated as of April 14, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), re: 9 3/4% Senior Deferred Coupon Notes due 2009 ((pound sterling) 330,000,000 principal amount) (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-78405)

4.20 Indenture, dated as of February 6, 1998, between Diamond Holdings plc (Issuer), Diamond Cable Communications plc (Guarantor), and The Bank of New York (Trustee), re: 10% Senior Notes due February 1, 2008 ((pound sterling) 135,000,000 principal amount) and 9 1/8% Senior Notes due February 1, 2008 ((pound sterling) 110,000,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-4, File No. 333-48413)

4.21 Indenture, dated as of February 27, 1997, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), re: 10 3/4 % Senior Discount Notes due February 15, 2007 ($420,500,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-4, File No. 333-25193)

4.22 Indenture, dated as of December 15, 1995, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), re: 11-3/4% Senior Discount Notes due December 15, 2005 (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-1, File No. 33-98374)

4.23 Indenture, dated as of November 11, 1995, between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company re:
               11.20% Senior Discount Debentures due 2007(Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-72335)

4.24 Indenture, dated as of September 28, 1994, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), re: 13-1/4% Senior Discount Notes due September 30, 2004 (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-1, File No. 33-83740)

4.25           Indenture, dated as of November 24, 1999, between NTL Comm Corp.
               (Issuer) and The Chase Manhattan Bank (Trustee), re: 9-1/4% Senior Notes due 2006 ((euro) 250,000,000 principal amount) (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-95267)

4.26           Indenture, dated as of November 24, 1999, between NTL Comm Corp.
               (Issuer) and The Chase Manhattan Bank (Trustee), re: 9-7/8% Senior Notes Due 2009 ((euro)350,000,000 principal amount) (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-95267)

4.27 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), re: 11-1/2% Senior Deferred Coupon Notes due 2009 ((euro) 175,000,000 principal amount) (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-95267)

4.29 Registration Rights Agreement, dated as of December 16, 1998 by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Chase Securities Inc., Salomon Smith Barney Inc, BT Alex. Brown Incorporated and Warburg Dillon Read LLC with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30,
               1999)

4.30 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 10% Senior Notes (Incorporated by reference to the Company's 1996 Form 10-K filed on March 30, 1997)

4.31 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 13% Senior Notes (Incorporated by reference to the Company's 1996 Form 10-K filed on March 30, 1997)

4.32 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 9 1/2% Senior Notes (Incorporated by reference to the Company's 1997 Form 10-K filed on March 30, 1998)

4.33 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, BT Alex. Brown Incorporated, Chase Securities Inc. and Salomon Brothers Inc. with respect to the 9 3/4% Senior Deferred Coupon Notes (Incorporated by reference to the Company's 1997 Form 10-K filed on March 30, 1998)

4.34 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 10 3/4% Senior Deferred Coupon Notes (Incorporated by reference to the Company's 1997 Form 10-K filed on March 30, 1998)

4.36           Registration Rights Agreement, dated as of April 14, 1999 re:
               9-3/4% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-78405)

4.37 Registration Rights Agreement, dated as of March 5, 1999, between NTL Communications Corp. and The Shareholders of Diamond Cable Communications plc (Incorporated by reference to the Company's Registration Statement on Form S-2, File No. 333-81395)

4.38 Registration Rights Agreement, dated as of October 29, 1998, between NTL Incorporated, NTL (Bermuda) Limited and Comcast Corporation and Warburg, Pincus Investors, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-2, File No. 333-81395)

4.39           Registration Rights Agreement, dated as of January 30, 1996 re:
               11-1/2% Series A Senior Deferred Coupon Notes Due 2006 (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-01010)

4.40           Registration Rights Agreement, dated as of April 13, 1995 re:
               12-3/4% Senior Deferred Coupon Notes Due 2005 (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-92794)

4.41           Registration Rights Agreement, dated as of November 24, 1999, re:
               9-1/4% Senior Notes Due 2006, 9-7/8% Senior Notes Due 2009, 11-1/2% Senior Deferred Coupon Notes Due 2009. (Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-95267)

4.44 Indenture, dated as of June 12, 1996, by and between the Company and Chemical Bank, as Trustee, with respect to the 7% Convertible Notes (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-07879)

4.45 Registration Rights Agreement, dated June 12, 1996, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc, with respect to the 7% Convertible Notes (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 33-07879)

4.46 Indenture, dated as of April 20, 1995, by and among the Company and Chemical Bank, as Trustee, with respect to the 7 1/4% Convertible Notes (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-92792)

4.47 Registration Agreement, dated April 12, 1995, by and among the Company and Salomon Brothers Inc, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co., with respect to the 7 1/4% Convertible Notes (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-92792)

10.1 Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference to the Company's 1997 Form 10-K filed on March 30, 1998)

10.2 Rules of the NTL Sharesave Plan, adopted by the Company on October 28, 1997 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30, 1999)

10.3 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference to the 1999 Form 10-K filed by NTL Incorporated (File No. 000-25691) on March 17, 2000)

10.4 1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998 (Incorporated by reference to the Company's 1998 Form 10-K filed on March 30, 1999)

10.5 Bridge Loan Agreement, dated as of March 17, 1999, among the Company, the Lenders named therein and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the Company's 1998 Form 10-K on March 30, 1999)

10.6 Agreement, dated August 14, 1998, among TeleWest Communications PLC, TeleWest Communications Holdings Limited, NTL (Bermuda) Limited, and the Company (Incorporated by reference to the Company's Form 8-K, filed on August 18, 1998)

21             Subsidiaries of the Registrant

23.1           Consent of Ernst & Young LLP

27.1           Financial Data Schedule, for the year ended December 31, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 24, 2000


NTL COMMUNICATIONS CORP.

By: /s/ J. Barclay Knapp
      President and Chief Executive Officer
      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


SIGNATURE                    TITLE                              DATE
---------                    -----                              ----


/s/ J. Barclay Knapp         President and Chief                March 24, 2000
                             Executive Officer
                             (Principal Executive Officer)

/s/ George S. Blumenthal     Chairman of the Board              March 24, 2000
                             and Treasurer

/s/ John F. Gregg            Chief Financial Officer            March 24, 2000



/s/ Gregg N. Gorelick        Vice President-Controller          March 24, 2000
                             (Principal Accounting Officer)

/s/ Sidney R. Knafel         Director                           March 24, 2000


/s/ Ted H. McCourtney        Director                           March 24, 2000


/s/ Del Mintz                Director                           March 24, 2000


/s/ Alan J. Patricof         Director                           March 24, 2000



/s/ Warren Potash            Director                           March 24, 2000



/s/ Michael S. Willner       Director                           March 24, 2000

                        Form 10-K--Item 14(a)(1) and (2)

                    NTL Communications Corp. and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules

The following consolidated financial statements of NTL Communications Corp. and Subsidiaries are included in Item 8:

Report of Independent Auditors ...........................................................  F-2
Consolidated Balance Sheets - December 31, 1999 and 1998 .................................  F-3
Consolidated Statements of Operations -
   Years ended December 31, 1999, 1998 and 1997 ..........................................  F-5
Consolidated Statement of Shareholder's Equity -
   Years ended December 31, 1999, 1998 and 1997 ..........................................  F-6
Consolidated Statements of Cash Flows -
   Years ended December 31, 1999, 1998 and 1997 ..........................................  F-8
Notes to Consolidated Financial Statements ............................................... F-10

The following consolidated financial statement schedules of NTL Communications Corp. and Subsidiaries are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant ............................... F-32
Schedule II - Valuation and Qualifying Accounts .......................................... F-40

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         Report of Independent Auditors



The Board of Directors and Shareholder
NTL Communications Corp.

We have audited the consolidated balance sheets of NTL Communications Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Communications Corp. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                              ERNST & YOUNG LLP

New York, New York
March 7, 2000

                    NTL Communications Corp. and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)


                                                                                        DECEMBER 31,
                                                                                1999                  1998
                                                                             ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 1,070,076          $   736,265
   Marketable securities                                                            5,014              260,631
   Accounts receivable - trade, less allowance for doubtful accounts
     of $82,996 (1999) and $38,475 (1998)                                         249,905              152,356
   Other                                                                           66,606               55,248
                                                                             ----------------------------------
Total current assets                                                            1,391,601            1,204,500

Fixed assets, net                                                               5,340,555            3,854,430
Intangible assets, net                                                          2,474,057              725,028
Investment in Cable London PLC, net of accumulated amortization of
   $3,093                                                                               -              229,093
Other assets, net of accumulated amortization
   of $49,170 (1999) and $56,264 (1998)                                           296,060              181,046
                                                                             ----------------------------------
Total assets                                                                  $ 9,502,273          $ 6,194,097
                                                                             ==================================

                    NTL Communications Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)
                             (dollars in thousands)

                                                                                                    DECEMBER 31,
                                                                                             1999                 1998
                                                                                      ------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                                     $   198,623           $   167,079
   Accrued expenses and other                                                               373,096               221,070
   Accrued construction costs                                                                79,302                88,033
   Interest payable                                                                          69,024                34,258
   Deferred revenue                                                                         147,952                69,820
   Current portion of long-term debt                                                         82,601                23,691
                                                                                      ------------------------------------
Total current liabilities                                                                   950,598               603,951

Long-term debt                                                                            7,598,024             5,043,803
Commitments and contingent liabilities

Deferred income taxes                                                                        53,124                67,062
Senior redeemable exchangeable preferred stock - $.01 par value, plus accreted dividends; less unamortized discount of $3,133 (1998);
   issued and outstanding none (1999) and 125,000 (1998) shares                                   -               124,127

Shareholder's equity:
   Series preferred stock - $.01 par value;
     authorized none (1999) and 10,000,000 (1998) shares:  issued and
     outstanding none (1999) and 177,000 (1998) shares                                            -                     2
   Common stock - $.01 par value; authorized 100 (1999) and 400,000,000
     (1998) shares; issued and outstanding 100 (1999) and 60,249,000
     (1998) shares                                                                                -                   602
   Additional paid-in capital                                                             2,863,677             1,501,561
   Accumulated other comprehensive income                                                     2,395               104,657
   (Deficit)                                                                             (1,965,545)           (1,251,668)
                                                                                      ------------------------------------
                                                                                            900,527               355,154
                                                                                      ------------------------------------
Total liabilities and shareholder's equity                                              $ 9,502,273           $ 6,194,097
                                                                                      ====================================

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                      Consolidated Statements of Operations
                             (dollars in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                1999                 1998                  1997
                                                          --------------------------------------------------------
REVENUES
Residential telecommunications and television              $   827,324           $   355,589           $   166,951
National and international telecommunications                  488,640               248,895               185,194
Broadcast transmission and other                               161,907               140,156               130,799
Other telecommunications                                             -                 2,375                 8,831
                                                          --------------------------------------------------------
                                                             1,477,871               747,015               491,775

COSTS AND EXPENSES
Operating expenses                                             704,689               372,134               301,644
Selling, general and administrative expenses                   561,797               299,494               169,133
Franchise fees                                                  16,538                25,036                23,587
Corporate expenses                                              25,260                17,048                18,324
Nonrecurring charges                                            16,179                (4,194)               20,642
Depreciation and amortization                                  762,858               266,112               150,509
                                                          --------------------------------------------------------
                                                             2,087,321               975,630               683,839
                                                          --------------------------------------------------------
Operating (loss)                                              (609,450)             (228,615)             (192,064)

OTHER INCOME (EXPENSE)
Interest and other income                                       29,767                46,024                28,415
Interest expense                                              (678,036)             (328,815)             (202,570)
Other gains                                                    493,121                     -                21,497
Foreign currency transaction gains                              22,733                 4,152                   574
                                                          --------------------------------------------------------
(Loss) before income taxes and extraordinary item             (741,865)             (507,254)             (344,148)
Income tax benefit                                              29,943                 3,327                15,591
                                                          --------------------------------------------------------
(Loss) before extraordinary item                              (711,922)             (503,927)             (328,557)
Loss from early extinguishment of debt                          (3,034)              (30,689)               (4,500)
                                                          --------------------------------------------------------
Net (loss)                                                 $  (714,956)          $  (534,616)          $  (333,057)
                                                          ========================================================


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Consolidated Statement of Shareholder's Equity
                             (dollars in thousands)

                                                              SERIES PREFERRED STOCK                    COMMON STOCK
                                                                  $.01 PAR VALUE                        $.01 PAR VALUE
                                                             SHARES                 PAR           SHARES               PAR
                                                         -----------------------------------------------------------------------
Balance, December 31, 1996                                        780               $  -         32,066,000             $  321
Exercise of stock options                                                                           119,000                  1
Exercise of warrants                                                                                 25,000                  -
Accreted dividends on senior redeemable
   exchangeable preferred stock
Accretion of discount on senior redeemable
   exchangeable preferred stock
Comprehensive income:
Net loss for the year ended December 31, 1997
Currency translation adjustment
     Total
                                                         -----------------------------------------------------------------------
Balance, December 31, 1997                                        780                  -         32,210,000                322
Exercise of stock options                                                                           298,000                  3
Exercise of warrants                                                                                 70,000                  -
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Conversion of 7-1/4% Convertible Subordinated Notes                                               6,958,000                 70
Conversion of Series Preferred Stock                             (780)                 -          1,950,000                 20
Preferred stock issued for an acquisition                     177,000                  2
Common stock issued for an acquisition                                                           18,763,000                187
Warrants issued in connection with consent
   solicitations
Comprehensive income:
Net loss for the year ended December 31, 1998
Currency translation adjustment
     Total
                                                         -----------------------------------------------------------------------
Balance, December 31, 1998                                    177,000                  2         60,249,000                602
Exercise of stock options                                                                           432,000                  4
Exercise of warrants                                                                                 15,000                  1
Preferred stock issued for cash                               500,000                  5
Warrants issued for cash
Accreted dividends on preferred stock                           4,000
Accretion of discount on preferred stock
Conversion of 7% Convertible Subordinated Notes                                                       1,000                  -
Common stock issued for an acquisition                                                           12,705,000                127
Stock options issued in connection with an
   acquisition
Corporate restructuring                                      (681,000)                (7)       (73,402,000)              (734)
Distribution to NTL Incorporated
Contributions from NTL Incorporated
Distribution of subsidiary to NTL Incorporated
Comprehensive income:
Net loss for the year ended December 31, 1999
Currency translation adjustment
     Total
                                                         -----------------------------------------------------------------------
Balance, December 31, 1999                                          -               $  -                  -             $    -
                                                         =======================================================================


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
           Consolidated Statement of Shareholder's Equity (continued)
                             (dollars in thousands)

                                                                                          ACCUMULATED
                                                       ADDITIONAL                            OTHER
                                                         PAID-IN       COMPREHENSIVE     COMPREHENSIVE
                                                         CAPITAL           LOSS              INCOME         (DEFICIT)
                                                   -----------------------------------------------------------------------
Balance, December 31, 1996                           $   548,647                           $   163,141        $  (383,995)
Exercise of stock options                                  1,532
Exercise of warrants                                         138
Accreted dividends on senior redeemable
  exchangeable preferred stock                           (11,978)
Accretion of discount on senior redeemable
  exchangeable preferred stock                              (285)
Comprehensive income:
Net loss for the year ended December 31, 1997                           $  (333,057)                             (333,057)
Currency translation adjustment                                             (46,133)           (46,133)
                                                                        -----------
     Total                                                              $  (379,190)
                                                   -----------------------------------------------------------------------
Balance, December 31, 1997                               538,054                               117,008           (717,052)
Exercise of stock options                                  6,331
Exercise of warrants                                         508
Accreted dividends on preferred stock                    (18,761)
Accretion of discount on preferred stock                    (311)
Conversion of 7-1/4% Convertible Subordinated
   Notes                                                 186,942
Conversion of Series Preferred Stock                         (20)
Preferred stock issued for an acquisition                178,493
Common stock issued for an acquisition                   600,245
Warrants issued in connection with consent
   solicitations                                          10,080
Comprehensive income:
Net loss for the year ended December 31, 1998                           $  (534,616)                             (534,616)
Currency translation adjustment                                             (12,351)           (12,351)
                                                                        -----------
   Total                                                                $  (546,967)
                                                   -----------------------------------------------------------------------
Balance, December 31, 1998                             1,501,561                               104,657         (1,251,668)
Exercise of stock options                                 12,054
Exercise of warrants                                         102
Preferred stock issued for cash                          483,805
Warrants issued for cash                                  16,190
Accreted dividends on preferred stock                     (8,644)
Accretion of discount on preferred stock                     (78)
Conversion of 7% Convertible Subordinated
   Notes                                                      50
Common stock issued for an acquisition                   971,310
Stock options issued in connection with an
   acquisition                                             6,599
Corporate restructuring                                  405,604
Distribution to NTL  Incorporated                       (500,000)
Contributions from NTL Incorporated                        5,637
Distribution of subsidiary to NTL Incorporated           (30,513)                                                   1,079
Comprehensive income:
Net loss for the year ended December 31, 1999                           $  (714,956)                             (714,956)
Currency translation adjustment                                            (102,262)          (102,262)
                                                                        -----------
        Total                                                           $  (817,218)
                                                   -----------------------------------------------------------------------
Balance, December 31, 1999                           $ 2,863,677                           $     2,395        $(1,965,545)
                                                   =======================================================================



See accompanying notes.

                   NTL Communications Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   1999               1998              1997
                                                                               -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $  (714,956)      $  (534,616)      $  (333,057)
Adjustment to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                     762,858           266,112           150,509
  Loss from early extinguishment of debt                                              3,034            30,689             4,500
  Gain on sale of investment in Cable London PLC                                   (493,121)                -                 -
  Amortization of non competition agreements                                              -             1,389             1,852
  Provision for losses on accounts receivable                                        45,295            27,282             6,891
  Deferred income taxes                                                             (30,943)           (3,327)          (16,852)
  Amortization of original issue discount                                           451,356           232,691           122,639
  Other                                                                              (7,987)          (30,916)           (8,148)
  Changes in operating assets and liabilities, net of effect from business acquisitions:
       Accounts receivable                                                         (129,120)          (70,364)          (30,430)
       Other current assets                                                         (46,509)           22,631            (6,563)
       Other assets                                                                 (25,241)                6             2,303
       Accounts payable                                                              32,690            (2,564)           (4,615)
       Accrued expenses and other                                                   155,324            15,272            74,706
       Deferred revenue                                                              68,789            26,772            18,994
                                                                               -------------------------------------------------
Net cash provided by (used in) operating activities                                  71,469           (18,943)          (17,271)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                                 (473,696)         (746,817)                -
Purchase of fixed assets                                                         (1,196,519)         (772,144)         (503,656)
Payment of deferred purchase price                                                        -                 -           (57,330)
Increase in other assets                                                            (30,100)          (35,595)           (4,322)
Proceeds from sales of assets                                                       692,490             1,312                 -
Purchase of marketable securities                                                  (354,524)         (540,639)         (145,939)
Proceeds from sales of marketable securities                                        618,625           291,276           142,596
                                                                               -------------------------------------------------
Net cash (used in) investing activities                                            (743,724)       (1,802,607)         (568,651)

                    NTL Communications Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                         1999                  1998                  1997
                                                                    --------------------------------------------------------
FINANCING ACTIVITIES
Distribution to NTL Incorporated                                        (500,000)                    -                     -
Proceeds from borrowings, net of financing costs                       1,846,003             3,525,588               490,302
Proceeds from issuance of preferred stock and warrants                   500,000                     -                     -
Principal payments                                                      (758,212)             (845,018)             (242,424)
Cash in escrow for debt repayment                                        (86,993)             (217,622)                    -
Consent solicitation payments                                                  -               (11,333)                    -
Proceeds from exercise of stock options and warrants                      12,161                 6,842                 1,671
                                                                    --------------------------------------------------------
Net cash provided by financing activities                              1,012,959             2,458,457               249,549

Effect of exchange rate changes on cash                                   (6,893)                  456               (10,609)
                                                                    --------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         333,811               637,363              (346,982)
Cash and cash equivalents at beginning of year                           736,265                98,902               445,884
                                                                    --------------------------------------------------------
Cash and cash equivalents at end of year                             $ 1,070,076           $   736,265           $    98,902
                                                                    ========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest exclusive of amounts
   capitalized                                                       $   179,787           $    90,513           $    72,047
Income taxes paid                                                              -                   336                 1,107

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock               $     8,722           $    19,072           $    12,263
Conversion of Convertible Notes, net of unamortized
   deferred financing costs                                              269,285               187,012                     -
Preferred stock issued for an acquisition                                      -               178,495                     -
Common stock and stock options issued for an acquisition                 978,036               600,432                     -
Warrants issued in connection with consent solicitations                       -                10,080                     -


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.     CORPORATE RESTRUCTURING AND BUSINESS

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

The Company, through its subsidiaries and joint ventures, owns and operates broadband communications networks for telephone, cable television and Internet services and television and radio broadcasting systems in the United Kingdom and the Republic of Ireland. Based on revenues and identifiable assets, the Company's predominant lines of business are residential services, national telecommunications services and broadcast transmission and tower services in the United Kingdom. Residential services include telephony, cable television, Internet access and interactive services. National telecommunications services include business telephony, national and international carrier telecommunications, Internet services and satellite communications services. Broadcast transmission and tower services include digital and analog television and radio broadcasting and related services.

2.     SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operations as incurred.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $605 million and $651 million at December 31, 1999 and 1998, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 1999 and 1998, $575 million and $121 million, respectively, of the cash equivalents were denominated in foreign currencies.

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

Marketable securities at December 31, 1999 and 1998 consisted of corporate commercial paper. During the years ended December 31, 1999, 1998 and 1997, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1999 and 1998 had a contractual maturity of less than one year.

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

INTANGIBLE ASSETS

Intangible assets include goodwill, license acquisition costs and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited of 10, 15 or 30 years. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition, which vary from approximately two years to 23 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 5 years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN CABLE LONDON PLC

Investment in Cable London PLC was accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company's recorded investment and its proportionate interest in the book value of the investees' net assets are being amortized on a straight-line basis over 10 years.

DEFERRED FINANCING COSTS

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of fixed assets constructed. In 1999, 1998 and 1997, interest of $41,810,000, $27,760,000 and $6,770,000, respectively, was capitalized.

REVENUE RECOGNITION

Revenues are recognized at the time the service is provided to the customer. Charges for services that are billed in advance are deferred and recognized when earned.

CABLE TELEVISION SYSTEM COSTS, EXPENSES AND REVENUES

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its broadband communications networks in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

ADVERTISING EXPENSE

The Company charges the cost of advertising to expense as incurred. Advertising costs were $35,817,000, $33,951,000 and $31,003,000 in 1999, 1998 and 1997,
respectively.

STOCK-BASED COMPENSATION

The Company had adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the stock option plans in which it participates.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



3.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

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

CURRENCY RISK

To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. In addition, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars.

5.     FIXED ASSETS

Fixed assets consist of:

                                                              DECEMBER 31,
                                                      1999                  1998
                                                 ----------------------------------
                                                          (in thousands)
Operating equipment                               $ 4,858,950           $ 3,528,973
Other equipment                                       694,712               376,518
Construction-in-progress                              668,741               369,923
                                                 ----------------------------------
                                                    6,222,403             4,275,414
Accumulated depreciation                             (881,848)             (420,984)
                                                 ----------------------------------
                                                  $ 5,340,555           $ 3,854,430
                                                 ==================================

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



6.     INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                              DECEMBER 31,
                                                                                       1999                 1998
                                                                                    --------------------------------
                                                                                             (in thousands)
Goodwill, net of accumulated amortization of $183,612 (1999) and
   $32,358 (1998)                                                                    $2,089,723          $  514,529
License acquisition costs, net of accumulated amortization of
   $141,682 (1999) and $69,202 (1998)                                                   224,998             153,007
Customer lists, net of accumulated amortization of $30,870 (1999) and
   $3,375 (1998)                                                                        159,336              57,492
                                                                                    --------------------------------
                                                                                     $2,474,057          $  725,028
                                                                                    ================================


The Company made the following acquisitions in 1998:

The Company acquired ComTel Limited and Telecential Communications (collectively, "ComTel") for a total of pound sterling 550 million comprised of pound sterling 475 million in cash and 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A in two stages completed in June and September 1998. The preferred stock was valued at pound sterling 75 million, the fair value on the date of issuance. ComTel is a provider of telephone, cable television and Internet services in England.

In October 1998, a wholly-owned subsidiary of the Company, NTL (Triangle) LLC ("NTL Triangle") (formerly known as NTL (Bermuda) Limited) acquired all of the outstanding common stock of Comcast UK Cable Partners Limited in exchange for
29.3 million shares of the Company's common stock. The Company's common stock was valued at $600,432,000, the fair value at the time of the announcement. NTL Triangle provides telephone, cable television and Internet services in England.

In December 1998, the Company acquired Eastern Group Telecoms ("EGT") for pound sterling 60 million in cash and 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B. The preferred stock was valued at $52,217,000, the fair value on the date of issuance. EGT's telecoms division has a fibre-optic network across portions of England, and its radio sites division serves mobile phone operators in portions of England.

These acquisitions have been accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $1.7 billion, which includes the related acquisition costs and the return of cash acquired in the ComTel transaction of pound sterling 31 million, exceeded the fair value of the net tangible assets acquired by $591 million, which has been allocated as follows: $185.6 million to the investment in Cable London PLC, $52.4 million to license acquisition costs, $60.9 million to customer lists and $292.1 million to goodwill.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



6.     INTANGIBLE ASSETS (CONTINUED)

The Company made the following acquisitions in 1999:

In March 1999, the Company acquired Diamond Cable Communications plc ("Diamond"). The Company issued an aggregate of 19.9 million shares of common stock in exchange for each ordinary share and deferred share of Diamond. The Company's common stock was valued at $971,437,000, the fair value at the time of the announcement. In addition, the Company issued options to purchase 191,000 shares of the Company's common stock to holders of Diamond options, which were valued at $6,599,000. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1.6 billion. Diamond is a provider of telephone, cable television and Internet services in England.

In July 1999, the Company acquired Cablelink Limited ("Cablelink") for IR pound
535.18 million ($693 million), of which IR pound 455.18 million ($589 million) was paid in cash and IR pound 80 million ($104 million) was paid through the issuance of Variable Rate Redeemable Guaranteed Loan Notes due 2002. Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford, Ireland.

Also in July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc for an aggregate of up to pound sterling 19 million ($31 million). The Company paid approximately pound sterling 5 million ($8 million) on closing and will pay up to pound sterling 14 million ($23 million) on completion of the upgrade of certain networks.

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $1.69 billion, including costs incurred of $18 million, plus the fair value of liabilities assumed net of tangible assets acquired aggregated $1.983 billion, which has been allocated as follows: $143 million to license acquisition costs, $131 million to customer lists and $1.709 billion to goodwill.

The pro forma unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 assuming consummation of the above mentioned transactions as of January 1, 1998 is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                   1999                  1998
                                                               ---------------------------------
                                                                        (in thousands)
Total revenue                                                   $1,537,764           $1,170,480
(Loss) before extraordinary item                                  (854,096)          (1,058,438)
Net (loss)                                                        (857,130)          (1,089,127)

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.     INVESTMENT IN CABLE LONDON PLC

Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Triangle's and Telewest's respective 50% ownership interests in Cable London PLC ("Cable London"), in November 1999 Telewest purchased all of NTL Triangle's shares of Cable London for approximately pound sterling 428 million (approximately $692 million) in cash. The Company recorded a gain of $493 million on the sale. The sale of the Cable London interest is an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000.

8.     LONG-TERM DEBT

Long-term debt consists of:

                                                                                       DECEMBER 31,
                                                                                1999                 1998
                                                                        ---------------------------------------
                                                                                    (in thousands)
NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                                  (a)    $  268,108           $  236,935
  11-1/2% Senior Deferred Coupon Notes                                  (b)       930,404              831,976
  10% Senior Notes                                                      (c)       400,000              400,000
  9-1/2% Senior Sterling Notes, less unamortized
   discount of $567 (1999) and $639 (1998)                              (d)       201,408              206,800
  10-3/4% Senior Deferred Coupon Sterling Notes                         (e)       343,691              317,511
  9-3/4% Senior Deferred Coupon Notes                                   (f)       952,825              865,880
  9-3/4% Senior Deferred Coupon Sterling Notes                          (g)       354,394                    -
  11-1/2% Senior Notes                                                  (h)       625,000              625,000
  12-3/8% Senior Deferred Coupon Notes                                  (i)       286,967              254,718
  7% Convertible Subordinated Notes                                     (j)             -              275,000
  7% Convertible Subordinated Notes                                     (k)       599,300              600,000
  Variable Rate Redeemable Guaranteed Loan Notes                        (l)        76,794                    -
  9-1/4% Senior Euro Notes                                              (m)       252,300                    -
  9-7/8% Senior Euro Notes                                              (n)       353,220                    -
  11-1/2% Senior Deferred Coupon Euro Notes                             (o)       123,080                    -
NTL Triangle:
  11.2% Senior Discount Debentures                                      (p)       467,317              421,835
  Other                                                                             7,969               31,839
Diamond:
  13-1/4% Senior Discount Notes                                         (q)       285,101                    -
  11-3/4% Senior Discount Notes                                         (r)       476,215                    -
  10-3/4% Senior Discount Notes                                         (s)       336,891                    -
  10% Senior Sterling Notes                                             (t)       218,133                    -
  9-1/8% Senior Notes                                                   (u)       110,000                    -
  Other                                                                            11,508                    -
                                                                        ---------------------------------------
                                                                                7,680,625            5,067,494
Less current portion                                                               82,601               23,691
                                                                        ---------------------------------------
                                                                               $7,598,024           $5,043,803
                                                                        =======================================

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.     LONG-TERM DEBT (CONTINUED)

(a) 12-3/4% Notes due April 15, 2005, principal amount at maturity of $277,804,000, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(b) 11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050,000,000, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(c) 10% Notes due February 15, 2007, principal amount at maturity of $400,000,000, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(d) 9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125,000,000 ($201,975,000), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(e) 10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300,000,000 ($484,740,000), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(f) 9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300,000,000, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(g) 9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330,000,000 ($533,214,000), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(h) 11-1/2% Notes due October 1, 2008, principal amount at maturity of $625,000,000, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(i) 12-3/8% Notes due October 1, 2008, principal amount at maturity of $450,000,000, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(j) In May 1999, the Company called for redemption all of its $275,000,000 principal amount of 7% Convertible Notes due 2008 at a redemption price of 104.9% of their principal amount, plus accrued and unpaid interest. In June 1999, all of the 7% Convertible Notes were converted into approximately 11,344,000 shares of NTL Incorporated's common stock at the applicable conversion price of $24.24 per share. The unamortized deferred financing costs related to the 7% Notes of $6,415,000 were written-off to equity;

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.     LONG-TERM DEBT (CONTINUED)

(k) 7% Convertible Notes due December 15, 2008, principal amount at maturity of $599,300,000, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(l) Variable Rate Redeemable Guaranteed Notes due January 5, 2002, principal amount at maturity of IR pound 60,000,000 ($76,794,000), interest payable quarterly at EURIBOR (3.345% at December 31, 1999), redeemable at any time at the option of the holder, IR pound 20,000,000 ($25,730,000) redeemed in 1999 using cash held in escrow, Euro86,475,000 ($87,270,000) remaining in escrow at December 31, 1999;

(m) 9-1/4% Notes due November 15, 2006, principal amount at maturity of Euro250,000,000 ($252,300,000), interest payable semiannually beginning on May 15, 2000;

(n) 9-7/8% Notes due November 15, 2009, principal amount at maturity of Euro350,000,000 ($353,220,000), interest payable semiannually beginning on beginning May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(o) 11-1/2% Deferred Notes due November 15, 2009, principal amount at maturity of Euro210,000,000 ($211,932,000), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(p) 11.2% Debentures due November 15, 2007, principal amount at maturity of $517,321,000, interest payable semiannually beginning on May 15, 2001;

(q) 13-1/4% Notes due September 30, 2004, principal amount at maturity of $285,101,000, interest payable semiannually beginning on March 31, 2000, redeemable at the Company's option on or after September 30, 1999;

(r) 11-3/4% Notes due December 15, 2005, principal amount at maturity of $530,955,000, interest payable semiannually beginning on June 15, 2001, redeemable at the Company's option on or after December 15, 2000;

(s) 10-3/4% Notes due February 15, 2007, principal amount at maturity of $420,500,000, interest payable semiannually beginning on August 15, 2002, redeemable at the Company's option on or after December 15, 2002;

(t) 10% Sterling Notes due February 1, 2008, principal amount at maturity of pound sterling 135,000,000 ($218,133,000), interest payable semiannually from August 1, 1998, redeemable at the Company's option on or after February 1, 2003; and

(u) 9-1/8% Notes due February 1, 2008, principal amount of $110,000,000, interest payable semiannually from August 1, 1998, redeemable at the Company's option on or after February 1, 2003.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.     LONG-TERM DEBT (CONTINUED)

The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

During 1999, 1998 and 1997, the Company recognized $451,356,000, $232,691,000 and $122,639,000, respectively, of original issue discount as interest expense.

In September 1999, NTL Triangle repaid at maturity the $21,529,000 due under its notes payable to Comcast U.K. Holdings, Inc.

In connection with the Cablelink acquisition, the Company issued $704,615,000 principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720,743,000 from the issuance of the 9-1/4% Euro Notes, the 9-7/8% Euro Notes and the 11-1/2% Deferred Euro Notes, of which $716,505,000 was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3,034,000 in 1999.

In connection with the ComTel acquisition, the Company borrowed an aggregate of pound sterling 475,000,000 under its bank credit facility. In November 1998, the Company received net proceeds of $849,000,000 from the issuance of the 11-1/2% Notes and the 12-3/8% Notes, a substantial portion of which was used to repay the $799,000,000 outstanding under the bank loan. The Company recorded an extraordinary loss from the early extinguishment of the bank loan of $18,579,000 in 1998.

In October 1998, the Company redeemed its 10-7/8% Senior Deferred Coupon Notes with an accreted value of $211,000,000 for cash of $218,000,000. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of $12,110,000 in 1998, which included approximately $4,800,000 of unamortized deferred financing costs.

In 1998, the Company required consents from the holders of some of its notes to modify certain indenture provisions in order to proceed with an acquisition. In October 1998, the Company paid $11,333,000 in consent payments and issued warrants to purchase 1,197,000 shares of common stock in lieu of additional consent payments of $10,080,000.

The NTL Triangle and Diamond notes restrict the payment of cash dividends and loans to the Company. At December 31, 1999, restricted net assets were approximately $1.4 billion.

Long-term debt repayments are due as follows (in thousands):

Year ending December 31:
            2000                                   $   82,601
            2001                                        1,270
            2002                                        1,062
            2003                                          981
            2004                                      286,001
            Thereafter                              8,545,710
                                                   ----------
                                                   $8,917,625
                                                   ==========

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.     NONRECURRING CHARGES INCLUDING RESTRUCTURING CHARGES

Nonrecurring charges of $16,179,000 in 1999 were the fee incurred for the cancellation of certain contracts.

Nonrecurring charges of $20,642,000 in 1997 include deferred costs written-off of $5,013,000 and restructuring costs of $15,629,000. The deferred costs written-off arose in connection with the Company's unsuccessful bid for United Kingdom digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. This charge consisted of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of December 31, 1998, $9,172,000 of the provision had been used, including $5,558,000 for severance and related costs, $1,450,000 for lease exit costs and $2,164,000 for penalties associated with the cancellation of contractual obligations. As of December 31, 1998, 177 employees had been terminated. The $4,194,000 reversed in 1998 includes $1,168,000 for severance and related costs, $2,826,000 for lease exit costs and $200,000 for penalties associated with the cancellation of contractual obligations. This reversal was necessary because employees whose positions were eliminated chose to remain with the Company in other positions rather than leave the Company and receive severance pay, and the real estate markets in which the Company sublet space improved increasing the sublet rentals and shortening the period of time required to find subtenants. The remaining restructuring reserve of $2,263,000 at December 31, 1998 is for lease costs net of sublease revenue.

10.    OTHER GAINS

Other gains of $493,121,000 in 1999 are from the sale of the investment in Cable London. Other gains of $21,497,000 in 1997 include a legal settlement of $10,000,000 and a gain on the sale of fixed assets of $11,497,000. In October 1997, following the U.S. District Court's decision to dismiss the Company's complaint against LeGroupe Videotron Ltee and its subsidiary, the Company entered into a Settlement Agreement dismissing the Company's complaint in exchange for a payment of $10,000,000. In December 1997, a U.S. subsidiary of the Company sold its fixed and other assets utilized in its microwave transmission service business and recognized a gain of $11,497,000.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



11.    INCOME TAXES

The benefit for income taxes consists of the following:

                                                      YEAR ENDED DECEMBER 31,
                                           1999               1998               1997
                                        -----------------------------------------------
                                                          (in thousands)
Current:
   Federal                              $  1,000           $      -           $      -
   State and local                             -                  -              1,261
   Foreign                                     -                  -                  -
                                        -----------------------------------------------
Total current                              1,000                  -              1,261
                                        -----------------------------------------------

Deferred:
   Federal                                     -                  -                  -
   State and local                             -                  -                  -
   Foreign                               (30,943)            (3,327)           (16,852)
                                        -----------------------------------------------
Total deferred                           (30,943)            (3,327)           (16,852)
                                        -----------------------------------------------
                                        $(29,943)          $ (3,327)          $(15,591)
                                        ===============================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                          DECEMBER 31,
                                                                    1999                 1998
                                                                -------------------------------
                                                                         (in thousands)
Deferred tax liabilities:
   Fixed assets                                                  $  66,461           $  68,766
   Intangibles                                                      76,457                   -
                                                                -------------------------------
Total deferred tax liabilities                                     142,918              68,766
Deferred tax assets:
   Net operating losses                                            389,722             244,394
   Net deferred interest expense                                   150,120             113,993
   Depreciation and amortization                                   269,322             100,780
   Other                                                            12,237              19,975
                                                                -------------------------------
Total deferred tax assets                                          821,401             479,142
Valuation allowance for deferred tax assets                       (731,607)           (477,438)
                                                                -------------------------------
Net deferred tax assets                                             89,794               1,704
                                                                -------------------------------
Net deferred tax liabilities                                     $  53,124           $  67,062
                                                                ===============================


                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



11.    INCOME TAXES (CONTINUED)

At December 31, 1999, the Company had net operating loss carryforwards of approximately $260 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. The Company also has United Kingdom net operating loss carryforwards of approximately $947 million which have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss.

The Company is currently undergoing a U.S. federal income tax audit. The Internal Revenue Service has issued notices of proposed adjustment. The Company does not expect that the audit adjustments will have a material adverse effect on its financial position, results of operations or cash flows.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              1999              1998                 1997
                                                                          ---------------------------------------------------
                                                                                            (in thousands)
(Benefit) at federal statutory rate (35%)                                  $(260,715)          $(188,309)          $(120,452)
Add:
   State and local income tax, net of federal benefit                              -                   -                 820
   Foreign losses with no benefit                                            102,467              83,500              59,804
   Amortization of goodwill and license acquisition costs                      4,145               4,366               3,925
   U.S. losses with no benefit                                               124,160              97,116              40,312
                                                                          ---------------------------------------------------
                                                                           $ (29,943)          $  (3,327)          $ (15,591)
                                                                          ===================================================


12.    FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

   Long-term debt: The carrying amount of the Variable Rate Notes approximates their fair value. The fair values of the Company's other debt are based on the quoted market prices.

   Redeemable Preferred Stock: The fair value is based on the quoted market price.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



12.    FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                DECEMBER 31, 1999                        DECEMBER 31, 1998
                                          ----------------------------------   ------------------------------------
                                             CARRYING                                 CARRYING
                                              AMOUNT           FAIR VALUE              AMOUNT           FAIR VALUE
                                          -------------------------------------------------------------------------
                                                                      (in thousands)
Cash and cash equivalents                  $1,070,076         $1,070,076            $  736,265          $  736,265
Long-term debt:
   12-3/4% Notes                              268,108            278,499               236,935             252,801
   11-1/2% Notes                              930,404            950,250               831,976             882,000
   10% Notes                                  400,000            414,000               400,000             408,000
   9-1/2% Sterling Senior Notes               201,408            196,926               206,800             192,917
   10-3/4% Sterling Notes                     343,691            327,200               317,511             293,732
   9-3/4% Notes                               952,825            913,250               865,880             835,250
   9-3/4% Sterling Notes                      354,394            313,263                     -                   -
   11-1/2% Notes                              625,000            682,813               625,000             681,250
   12-3/8% Notes                              286,967            319,500               254,718             274,500
   7% Convertible Notes                             -                  -               275,000             411,125
   7% Convertible Notes                       599,300          1,582,152               600,000             656,340
   Variable Rate Notes                         76,794             76,794                     -                   -
   9-1/4% Euro Notes                          252,300            254,823                     -                   -
   9-7/8% Euro Notes                          353,220            356,752                     -                   -
   11-1/2% Euro Deferred Notes                123,080            125,040                     -                   -
   11.2% Debentures                           467,317            486,282               421,835             437,119
   13-1/4% Notes                              285,101            305,414                     -                   -
   11-3/4% Notes                              476,215            499,140                     -                   -
   10-3/4% Notes                              336,891            340,605                     -                   -
   10% Sterling Notes                         218,133            218,133                     -                   -
   9-1/8% Notes                               110,000            108,900                     -                   -
Redeemable Preferred Stock                          -                  -               124,127             124,127

13.    RELATED PARTY TRANSACTIONS

The Company provided management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and Cellular Communications of Puerto Rico, Inc. ("CCPR"). Certain officers and directors of the Company were officers and directors of CCII and CCPR.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



13.    RELATED PARTY TRANSACTIONS (CONTINUED)

In 1997, the Company charged CCPR and CCII $1,492,000 and $871,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. In 1998, the Company charged CCPR, CCII and CoreComm Limited (which was formed in 1998 and has certain common officers and directors with the Company) $1,148,000, $982,000 and $313,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. In the fourth quarter of 1999, CoreComm Limited began charging the Company a percentage of CoreComm Limited's office rent and supplies expense. In 1999, the Company charged CCPR, CCII and CoreComm Limited $144,000, $439,000 and $1,336,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm Limited's charges to the Company. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and a resulting termination of services. These charges reduced corporate expenses. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

At December 31, 1999 and 1998, the Company had receivables of $508,000 and $1,038,000 from CoreComm Limited and none and $588,000 from CCPR, respectively. In addition, at December 31, 1999, the Company had $8,427,000 due to NTL Incorporated.

14.    SHAREHOLDER'S EQUITY

SALES OF PREFERRED STOCK AND WARRANTS

In January 1999, the Company received $500 million in cash from Microsoft Corp. ("Microsoft") in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock and warrants to purchase 1,875,000 shares of the Company's common stock at an exercise price of $53.76 per share (as adjusted for stock splits in 1999 and 2000).

SERIES PREFERRED STOCK

In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock") in connection with the ComTel acquisition. Each share of Series A Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors.

In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the "Series B Preferred Stock") in connection with the EGT acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors.

In October 1996, 780 shares of Non-voting Convertible Preferred Stock, Series A were issued in connection with an acquisition. In May 1998, the 780 outstanding shares were converted into 3,047,000 shares of common stock.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



14.    SHAREHOLDER'S EQUITY (CONTINUED)

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                                   Convertible         9.9%           9.9%
                                                     Series A        Series A        Series B         5.25%
                                                  -----------------------------------------------------------
Balance, December 31, 1996 and 1997                      780               -                -              -
Conversion                                              (780)              -                -              -
Issued for acquisitions                                    -         125,000           52,000              -
                                                  -----------------------------------------------------------
Balance, December 31, 1998                                 -         125,000           52,000              -
Issued for cash                                            -               -                -        500,000
Issued for dividends                                       -               -                -          4,000
Corporate restructuring                                    -        (125,000)         (52,000)      (504,000)
                                                  -----------------------------------------------------------
Balance, December 31, 1999                                 -               -                -              -
                                                  ============================================================


STOCK OPTIONS

The Company's employees participate in the NTL Incorporated stock option plans. The following is a description of NTL Incorporated's stock option plans.

There are 3,381,000 shares and 10,396,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provide that incentive stock options ("ISOs") be granted at the fair market value of NTL Incorporated's common stock on the date of grant, and nonqualified stock options ("NQSOs") be granted at not less than 85% of the fair market value of NTL Incorporated's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

There are 156,000 shares and 500,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. These plans provide that all options be granted at the fair market value of NTL Incorporated's common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant.

There are 23,438,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a NQSO shall be determined by the Compensation and Option Committee. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

There were 6,368,000, 13,850,000 and 2,455,000 options granted under these plans for the years ended December 31, 1999, 1998 and 1997, respectively.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.    SHAREHOLDER'S EQUITY (CONTINUED)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 6.81%, 5.02% and 5.89%, respectively, dividend yield of 0%, volatility factor of the expected market price of NTL Incorporated's common stock of .336, .331 and .276, respectively, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NTL Incorporated's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss would have been approximately $801,969,000, $580,747,000, and $343,850,000 for
the years ended December 31, 1999, 1998 and 1997, respectively.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.    EMPLOYEE BENEFIT PLANS

Certain subsidiaries of the Company operate defined benefit pension plans in the United Kingdom. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method. The Company's policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom.

                                                                           YEAR ENDED DECEMBER 31,
                                                                         1999                   1998
                                                                      ----------------------------------
                                                                                (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                $  213,449            $  202,645
Service cost                                                               11,599                13,365
Interest cost                                                              11,832                14,684
Actuarial gains                                                           (40,800)              (14,640)
Benefits paid                                                              (5,239)               (4,968)
Foreign currency exchange rate changes                                     (5,050)                2,363
                                                                      ----------------------------------
Benefit obligation at end of year                                      $  185,791            $  213,449
                                                                      ==================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                         $  225,273            $  193,607
Actual return on plan assets                                               41,829                24,144
Company contributions                                                       7,211                 7,242
Plan participants' contributions                                            2,788                 2,991
Benefits paid                                                              (5,239)               (4,968)
Foreign currency exchange rate changes                                     (5,329)                2,257
                                                                      ----------------------------------
Fair value of plan assets at end of year                               $  266,533            $  225,273
                                                                      ==================================

Funded status of the plan                                              $   80,742            $   11,824
Unrecognized net actuarial gains                                          (88,166)              (23,060)
Unrecognized transition obligation                                          8,177                 9,306
                                                                      ----------------------------------
Prepaid/(accrued)benefit cost                                          $      753            $   (1,930)
                                                                      ==================================

Actuarial assumptions:
   Weighted average discount rate                                            6.25%                 5.75%
   Weighted average rate of compensation increase                            4.50%                 5.50%
   Expected long-term rate of return on plan assets                          8.00%                 8.00%

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



15.    EMPLOYEE BENEFIT PLANS (CONTINUED)

The components of net pension costs are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                 1999                1998                    1997
                                            ---------------------------------------------------------
                                                                 (in thousands)
Service cost                                  $ 11,599              $ 13,365                $ 10,693
Interest cost                                   11,832                14,684                  12,765
Actual return on plan assets                   (41,829)              (24,144)                (30,852)
Net amortization and deferral                   25,759                 8,282                  17,327
                                            ---------------------------------------------------------
                                              $  7,361              $ 12,187                $  9,933
                                            =========================================================


16.    LEASES

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 1999, 1998 and 1997 under operating leases was $27,548,000, $29,356,000 and $20,674,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1999 are as follows (in thousands):

Year ended December 31:
   2000                                       $ 33,558
   2001                                         31,077
   2002                                         28,354
   2003                                         26,952
   2004                                         25,723
   Thereafter                                  138,557
                                             ---------
                                              $284,221
                                             =========


17.    COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 1999, the Company was committed to pay approximately $218,000,000 for equipment and services.

The Company had certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries of the Company were required to make monthly cash payments to the Independent Television Commission ("ITC") during the 15-year license terms. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. In 1999, 1998 and 1997, the Company paid $30,130,000, $25,036,000 and $23,587,000, respectively, in connection with these licenses. Since the Company's liability for the license payments ceased upon the conversion, in 1999 the Company reversed an accrual for franchise fees of $13,592,000.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



17.    COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Company intends to make an offer to convert its 7% Convertible Notes with a principal amount of $599.3 million into NTL Incorporated common stock.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

18.    INDUSTRY SEGMENTS

The Company has four reportable segments: Residential Telecoms and Television, National Telecoms, Broadcast and Corporate and Other. The Residential Telecoms and Television segment delivers residential telephony, cable television, Internet access and interactive services in regional franchise areas in the United Kingdom and Ireland. The National Telecoms segment includes the Company's business telecoms, national and international carrier telecoms, Internet services and satellite communications services business units in the United Kingdom. The Broadcast segment provides television and radio broadcasters with digital and analog broadcast transmission and related services from owned and shared tower sites throughout the United Kingdom. Corporate and other includes the Company's shared services departments in the United Kingdom and OCOM, a subsidiary that operated long distance and microwave transmission businesses in the United States until June 1998.

The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company's management evaluates segment performance based on various financial and non-financial measurements. The results of operations data utilized in financial measurements are revenues and EBITDA, which is earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, nonrecurring charges, other gains, foreign currency transactions gains and extraordinary items. The Company's primary measure of profit or loss is EBITDA. Certain selling, general and administrative expenses are allocated to segments based on revenues. Segment assets include only those assets that are specific to the segment. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)




18.     INDUSTRY SEGMENTS (CONTINUED)

                                                                RESIDENTIAL
                                                                  TELECOMS                        CORPORATE
                                                                    AND           NATIONAL           AND
                                                 BROADCAST       TELEVISION       TELECOMS          OTHER            TOTAL
                                              ---------------------------------------------------------------------------------
                                                                               (in thousands)
YEAR ENDED DECEMBER 31, 1999
Revenues                                      $   161,907      $   827,324      $   488,640      $         -       $ 1,477,871
Depreciation and amortization                      44,480          527,093           58,046          133,239           762,858
EBITDA (1)                                        102,107          245,029          143,545         (279,296)          211,385
Expenditures for long-lived assets                 37,330          590,529          387,147          124,516         1,139,522
Total assets                                      281,687        5,978,509        1,078,474        2,163,603         9,502,273
YEAR ENDED DECEMBER 31, 1998
Revenues                                      $   140,156      $   355,589      $   248,895      $     2,375       $   747,015
Depreciation and amortization                      29,974          143,479           29,476           63,183           266,112
EBITDA (1)                                         91,687           67,587           35,848         (119,735)           75,387
Expenditures for long-lived assets                 88,476          413,917          297,745           67,141           867,279
Total assets                                      289,068        3,100,492          761,097        2,043,440         6,194,097
YEAR ENDED DECEMBER 31, 1997
Revenues                                      $   130,799      $   166,951      $   185,194      $     8,831       $   491,775
Depreciation and amortization                      13,584           78,730            9,666           48,529           150,509
EBITDA (1)                                         73,636           18,693           13,522          (84,853)           20,998
Expenditures for long-lived assets                 36,142          304,656          105,076           20,519           466,393
Total assets                                      230,920        1,323,808          220,318          646,593         2,421,639

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, nonrecurring charges, other gains, foreign currency transaction gains and extraordinary items.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



18.    INDUSTRY SEGMENTS (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                               1999              1998                 1997
                                                           --------------------------------------------------
                                                                             (in thousands)
Segment Combined EBITDA                                     $ 211,385           $  75,387           $  20,998

(Add) Deduct:
Franchise fees                                                 16,538              25,036              23,587
Corporate expenses                                             25,260              17,048              18,324
Nonrecurring charges                                           16,179              (4,194)             20,642
Depreciation and amortization                                 762,858             266,112             150,509
Interest and other income                                     (29,767)            (46,024)            (28,415)
Interest expense                                              678,036             328,815             202,570
Other gains                                                  (493,121)                  -             (21,497)
Foreign currency transaction gains                            (22,733)             (4,152)               (574)
                                                           --------------------------------------------------
                                                              953,250             582,641             365,146
                                                           --------------------------------------------------
Loss before income taxes and extraordinary
  item                                                      $(741,865)          $(507,254)          $(344,148)
                                                           ===================================================



19.    GEOGRAPHIC INFORMATION

                                        United States      United Kingdom        Ireland               Total
                                       ------------------------------------------------------------------------
                                                                   (in thousands)
1999
Revenues                                $        -          $1,446,681          $   31,190          $1,477,871
Long-lived assets                          499,070           7,463,600             148,002           8,110,672
1998
Revenues                                $    2,375          $  744,640          $        -          $  747,015
Long-lived assets                          137,223           4,852,374                   -           4,989,597
1997
Revenues                                $    8,831          $  482,944          $        -          $  491,775
Long-lived assets                           55,173           2,129,312                   -           2,184,485

                            NTL Communications Corp.

            Schedule I--Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                             (dollars in thousands)

                                                                                            DECEMBER 31,
                                                                                    1999                   1998
                                                                               -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   703,384           $   514,865
   Marketable securities                                                              5,014               260,631
   Other                                                                              3,162                13,070
                                                                               -----------------------------------
Total current assets                                                                711,560               788,566


Office improvements and equipment, net of accumulated
   depreciation of $1,332 (1999) and $890 (1998)                                      1,629                 1,198
Investments in and loans to subsidiaries                                          5,774,792             4,211,862
Deferred financing costs, net of accumulated amortization of
   $32,182 (1999) and $17,486 (1998)                                                142,780               136,025
Other assets, net of accumulated amortization
   of none (1999) and $13,192 (1998)                                                 87,436                   161
                                                                               -----------------------------------
Total assets                                                                    $ 6,718,197           $ 5,137,812
                                                                               ===================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities                                                             $   126,973           $    44,711
Long-term debt                                                                    5,690,697             4,613,820
Senior redeemable exchangeable preferred stock                                            -               124,127
Shareholder's equity:
   Series preferred stock                                                                 -                     2
   Common stock                                                                           -                   602
   Additional paid-in capital                                                     2,863,677             1,501,561
   Accumulated other comprehensive income                                             2,395               104,657
   (Deficit)                                                                     (1,965,545)           (1,251,668)
                                                                               -----------------------------------
                                                                                    900,527               355,154
                                                                               -----------------------------------
Total liabilities and shareholder's equity                                      $ 6,718,197           $ 5,137,812
                                                                               ===================================


See accompanying notes.

                            NTL Communications Corp.

                       Condensed Statements of Operations
                             (dollars in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          1999               1998                1997
                                                                     ---------------------------------------------------
COSTS AND EXPENSES
Corporate expenses                                                    $  22,734           $  14,718           $  12,811
Depreciation and amortization                                            18,265              10,576               6,655
                                                                     ---------------------------------------------------
Operating (loss)                                                        (40,999)            (25,294)            (19,466)

OTHER INCOME (EXPENSE)
Interest and other income                                               121,580             128,457               4,490
Interest expense                                                       (529,374)           (317,677)           (191,124)
Other gain                                                                    -                   -              10,000
Foreign currency transaction gains (losses)                              21,777               3,673              (2,221)
                                                                     ---------------------------------------------------
(Loss) before income taxes, extraordinary  item
   and equity in net (loss) of subsidiaries                            (427,016)           (210,841)           (198,321)
Income tax provision                                                     (1,000)                  -              (1,083)
                                                                     ---------------------------------------------------
(Loss) before extraordinary item and equity in net
   (loss) of subsidiaries                                              (428,016)           (210,841)           (199,404)
Loss from early extinguishment of debt                                   (3,034)            (12,110)                  -
                                                                     ---------------------------------------------------

(Loss) before equity in net (loss) of subsidiaries                     (431,050)           (222,951)           (199,404)
Equity in net (loss) of subsidiaries                                   (283,906)           (311,665)           (133,653)
                                                                     ---------------------------------------------------
Net (loss)                                                            $(714,956)          $(534,616)          $(333,057)
                                                                     ===================================================


See accompanying notes.

                            NTL Communications Corp.

                       Condensed Statements of Cash Flows
                             (dollars in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       1999               1998               1997
                                                                  ---------------------------------------------------
Net cash (used in) operating activities                            $  (125,180)       $  (291,427)       $   (55,467)

INVESTING ACTIVITIES
Purchase of office improvements and equipment                             (873)               (96)              (156)
Purchase of marketable securities                                     (354,524)          (540,639)          (145,939)
Proceeds from sales of marketable securities                           618,625            291,276            142,596
Increase in investments in and loans to subsidiaries                  (990,355)        (1,466,334)          (482,179)
                                                                  ---------------------------------------------------
Net cash (used in) investing activities                               (727,127)        (1,715,793)          (485,678)

FINANCING ACTIVITIES
Distribution to NTL Incorporated                                      (500,000)                 -                  -
Proceeds from borrowings, net of financing costs                     1,846,003          2,697,777            484,340
Proceeds from issuance of preferred stock and warrants                 500,000                  -                  -
Principal payments                                                    (730,345)                 -                  -
Proceeds from exercise of stock options and warrants                    12,161              6,842              1,671
Consent solicitation payments                                                -            (11,333)                 -
Cash in escrow for debt repayment                                      (86,993)          (217,622)                 -
                                                                  ---------------------------------------------------
Net cash provided by financing activities                            1,040,826          2,475,664            486,011
                                                                  ---------------------------------------------------
Increase (decrease) in cash and cash equivalents                       188,519            468,444            (55,134)
Cash and cash equivalents at beginning of year                         514,865             46,421            101,555
                                                                  ---------------------------------------------------
Cash and cash equivalents at end of year                           $   703,384        $   514,865        $    46,421
                                                                  ===================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                           $   209,069        $    77,295        $    53,485

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock             $     8,722        $    19,072        $    12,263
Conversion of Convertible Notes, net of unamortized
   deferred financing costs                                            269,285            187,012                  -
Warrants issued in connection with consent solicitations                     -             10,080                  -
Preferred stock issued for an acquisition                                    -            178,495                  -
Common stock and stock options issued for an acquisition               978,036            600,432                  -

See accompanying notes.

                            NTL Communications Corp.

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements

1.     CORPORATE RESTRUCTURING

Effective April 1, 1999, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL Communications Corp. (the "Company").

2.     BASIS OF PRESENTATION

In the Company's condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company's share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

                            NTL Communications Corp.

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)






3.     LONG-TERM DEBT

Long-term debt consists of:

                                                                                       DECEMBER 31,
                                                                                1999                 1998
                                                                              ---------------------------------
                                                                                    (in thousands)
  12-3/4% Senior Deferred Coupon Notes                                  (a)    $  268,108           $  236,935
  11-1/2% Senior Deferred Coupon Notes                                  (b)       930,404              831,976
  10% Senior Notes                                                      (c)       400,000              400,000
  9-1/2% Senior Sterling Notes, less unamortized
   discount of $567 (1999) and $639 (1998)                              (d)       201,408              206,800
  10-3/4% Senior Deferred Coupon Sterling Notes                         (e)       343,691              317,511
  9-3/4% Senior Deferred Coupon Notes                                   (f)       952,825              865,880
  9-3/4% Senior Deferred Coupon Sterling Notes                          (g)       354,394                    -
  11-1/2% Senior Notes                                                  (h)       625,000              625,000
  12-3/8% Senior Deferred Coupon Notes                                  (i)       286,967              254,718
  7% Convertible Subordinated Notes                                     (j)             -              275,000
  7% Convertible Subordinated Notes                                     (k)       599,300              600,000
  Variable Rate Redeemable Guaranteed Loan Notes                        (l)        76,794                    -
  9-1/4% Senior Euro Notes                                              (m)       252,300                    -
  9-7/8% Senior Euro Notes                                              (n)       353,220                    -
  11-1/2% Senior Deferred Coupon Euro Notes                             (o)       123,080                    -
                                                                              ---------------------------------
                                                                                5,767,491            4,613,820
Less current portion                                                               76,794                    -
                                                                              ---------------------------------
                                                                               $5,690,697           $4,613,820
                                                                              =================================


(a) 12-3/4% Notes due April 15, 2005, principal amount at maturity of $277,804,000, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(b) 11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050,000,000, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(c) 10% Notes due February 15, 2007, principal amount at maturity of $400,000,000, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(d) 9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125,000,000 ($201,975,000), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

                            NTL Communications Corp.

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)



3.     LONG-TERM DEBT (CONTINUED)

(e) 10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300,000,000 ($484,740,000), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(f) 9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300,000,000, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(g) 9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330,000,000 ($533,214,000), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(h) 11-1/2% Notes due October 1, 2008, principal amount at maturity of $625,000,000, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(i) 12-3/8% Notes due October 1, 2008, principal amount at maturity of $450,000,000, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(j) In May 1999, the Company called for redemption all of its $275,000,000 principal amount of 7% Convertible Notes due 2008 at a redemption price of 104.9% of their principal amount, plus accrued and unpaid interest. In June 1999, all of the 7% Convertible Notes were converted into approximately 11,344,000 shares of NTL Incorporated common stock at the applicable conversion price of $24.24 per share. The unamortized deferred financing costs related to the 7% Notes of $6,415,000 were written-off to equity;

(k) 7% Convertible Notes due December 15, 2008, principal amount at maturity of $599,300,000, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(l) Variable Rate Redeemable Guaranteed Notes due January 5, 2002, principal amount at maturity of IR pound 60,000,000 ($76,794,000), interest payable quarterly at EURIBOR (3.345% at December 31, 1999), redeemable at any time at the option of the holder, IR pound 20,000,000 ($25,730,000) redeemed in 1999 using cash held in escrow, Euro86,475,000 ($87,270,000) remaining in escrow at December 31, 1999;

(m) 9-1/4% Notes due November 15, 2006, principal amount at maturity of Euro250,000,000 ($252,300,000), interest payable semiannually beginning on May 15, 2000;

                            NTL Communications Corp.

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


3.     LONG-TERM DEBT (CONTINUED)

(n) 9-7/8% Notes due November 15, 2009, principal amount at maturity of Euro350,000,000 ($353,220,000), interest payable semiannually beginning on beginning May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(o) 11-1/2% Deferred Notes due November 15, 2009, principal amount at maturity of Euro210,000,000 ($211,932,000), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

During 1999, 1998 and 1997, the Company recognized $308,144,000, $232,691,000 and $122,639,000, respectively, of original issue discount as interest expense.

In connection with the Cablelink acquisition, the Company issued $704,615,000 principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720,743,000 from the issuance of the 9-1/4% Euro Notes, the 9-7/8% Euro Notes and the 11-1/2% Deferred Euro Notes, of which $716,505,000 was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3,034,000 in 1999.

In connection with the ComTel acquisition, the Company borrowed an aggregate of pound sterling 475,000,000 under its bank credit facility. In November 1998, the Company received net proceeds of $849,000,000 from the issuance of the 11-1/2% Notes and the 12-3/8% Notes, a substantial portion of which was used to repay the $799,000,000 outstanding under the bank loan. The Company recorded an extraordinary loss from the early extinguishment of the bank loan of $18,579,000 in 1998.

In October 1998, the Company redeemed its 10-7/8% Senior Deferred Coupon Notes with an accreted value of $211,000,000 for cash of $218,000,000. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of $12,110,000 in 1998, which included approximately $4,800,000 of unamortized deferred financing costs.

In 1998, the Company required consents from the holders of some of its notes to modify certain indenture provisions in order to proceed with an acquisition. In October 1998, the Company paid $11,333,000 in consent payments and issued warrants to purchase 1,197,000 shares of common stock in lieu of additional consent payments of $10,080,000.

                            NTL Communications Corp.

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)


3.     LONG-TERM DEBT (CONTINUED)

Long-term debt repayments are due as follows (in thousands):

Year ending December 31:
                  2000                                   $   76,794
                  2001                                            -
                  2002                                            -
                  2003                                            -
                  2004                                            -
                  Thereafter                              6,739,485
                                                         ----------
                                                         $6,816,279
                                                         ==========

4.     LEASES

Leases for office space end in 2004. Total rental expense for the years ended December 31, 1999, 1998 and 1997 under operating leases was $1,180,000, $573,000 and $503,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1999 are: $1,041,000 (2000), $1,041,000 (2001), $1,096,000 (2002),
$1,101,000 (2003) and $734,000 (2004).

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

                    NTL Communications Corp. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


               COL. A                      COL. B                   COL. C                      COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                                                (2)
                                                                (1)          CHARGED TO
                                           BALANCE AT       CHARGED TO         OTHER                                BALANCE
                                          BEGINNING OF       COSTS AND       ACCOUNTS--         DEDUCTIONS           AT END
             DESCRIPTION                     PERIOD          EXPENSES         DESCRIBE           DESCRIBE          OF PERIOD
Year ended December 31, 1999
   Allowance for doubtful accounts        $38,475,000     $45,295,000       $   -              $(774,000) (a)     $82,996,000
                                         ====================================================================================

Year ended December 31, 1998
   Allowance for doubtful accounts         $8,056,000     $27,282,000       $   -             $3,137,000  (b)     $38,475,000
                                         ====================================================================================

Year ended December 31, 1997
   Allowance for doubtful accounts         $3,870,000     $ 6,891,000       $   -            $(2,705,000) (c)      $8,056,000
                                         ====================================================================================

(a) Uncollectible accounts written-off, net of recoveries of $15,092,000 and $1,099,000 foreign exchange currency translation adjustments, offset by $15,417,000 allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

(b) Uncollectible accounts written-off, net of recoveries of $9,158,000, offset by $12,214,000 allowance for doubtful accounts as of acquisition dates of purchased subsidiaries and $81,000 foreign currency translation adjustments.

(c) Uncollectible accounts written-off, net of recoveries of $2,604,000 and $101,000 foreign currency translation adjustments.