Form 10-Q
period 2000-03-31
NTL COMMUNICATIONS CORP
filed 2000-05-15
CIK 906347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                 Yes X No ______

The number of shares outstanding of the issuer's common stock as of March 31, 2000 was 100. The Registrant is a wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

                    NTL Communications Corp. and Subsidiaries



                                      Index

PART I.  FINANCIAL INFORMATION                                                                       Page
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
             March 31, 2000 and December 31, 1999 .................................................    2

             Condensed Consolidated Statements of Operations-
             Three months ended March 31, 2000 and 1999 ...........................................    4

             Condensed Consolidated Statement of Shareholder's Equity-
             Three months ended March 31, 2000 ....................................................    5

             Condensed Consolidated Statements of Cash Flows-
             Three months ended March 31, 2000 and 1999 ...........................................    7

             Notes to Condensed Consolidated Financial Statements .................................    8

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ....................................................  13

Item 3.      Quantitative and Qualitative Disclosure about Market Risk .............................  19

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ......................................................  20

SIGNATURES..........................................................................................  21

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    NTL Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       2000                  1999
                                                                                   ----------            ----------
                                                                                    (unaudited)           (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  720,449            $1,070,076
   Marketable securities                                                                2,175                 5,014
   Accounts receivable - trade, less allowance for doubtful accounts of
     $81,198 (2000) and $82,996 (1999)                                                246,860               249,905
   Other                                                                               84,177                66,606
                                                                                   ----------            ----------
Total current assets                                                                1,053,661             1,391,601

Fixed assets, net                                                                   5,469,693             5,340,555
Intangible assets, net                                                              2,368,296             2,474,057
 Other assets, net of accumulated amortization
    of $55,165 (2000) and $49,170 (1999)                                              217,922               296,060
                                                                                   ----------            ----------
Total assets                                                                       $9,109,572            $9,502,273
                                                                                   ==========            ==========

                    NTL Communications Corp. and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                             (dollars in thousands)

                                                               MARCH 31,             DECEMBER 31,
                                                                 2000                    1999
                                                              -----------             -----------
                                                              (unaudited)             (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current liabilities:
   Accounts payable                                           $   217,063             $   198,623
   Accrued expenses and other                                     381,788                 373,096
   Accrued construction costs                                      70,855                  79,302
   Interest payable                                                42,713                  69,024
   Deferred revenue                                               156,959                 147,952
   Current portion of long-term debt                                6,127                  82,601
                                                              -----------             -----------
Total current liabilities                                         875,505                 950,598

Long-term debt                                                  7,667,797               7,598,024
Commitments and contingent liabilities
Deferred income taxes                                              47,126                  53,124

Shareholder's equity:
   Common stock - $.01 par value; authorized
     100 shares; issued and outstanding 100 (2000)
     and 100 (1999) shares                                           --                      --
   Additional paid-in capital                                   2,869,666               2,863,677
   Accumulated other comprehensive (loss) income                  (58,416)                  2,395
   (Deficit)                                                   (2,292,106)             (1,965,545)
                                                              -----------             -----------
                                                                  519,144                 900,527
                                                              -----------             -----------
Total liabilities and shareholder's equity                    $ 9,109,572             $ 9,502,273
                                                              ===========             ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         -------------------------------
                                                           2000                  1999
                                                         ---------             ---------
REVENUES
Residential telecommunications and television            $ 248,277             $ 168,827
National and international telecommunications              147,226               105,730
Broadcast transmission and other                            41,113                38,824
                                                         ---------             ---------
                                                           436,616               313,381

COSTS AND EXPENSES
Operating expenses                                         200,098               161,544
Selling, general and administrative expenses               164,739               119,270
Franchise fees                                                --                   6,848
Corporate expenses                                           6,604                 5,252
Depreciation and amortization                              228,492               141,734
                                                         ---------             ---------
                                                           599,933               434,648
                                                         ---------             ---------
Operating (loss)                                          (163,317)             (121,267)

OTHER INCOME (EXPENSE)
Interest and other income                                    8,553                11,013
Interest expense                                          (188,472)             (130,823)
Foreign currency transaction gains                          11,911                10,658
                                                         ---------             ---------
(Loss) before income tax benefit                          (331,325)             (230,419)
Income tax benefit                                           4,764                  --
                                                         ---------             ---------
Net (loss)                                               $(326,561)            $(230,419)
                                                         =========             =========

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)
                             (dollars in thousands)

                                                             COMMON STOCK
                                                            $.01 PAR VALUE
                                                           SHARES        PAR
                                                        ------------------------

  Balance, December 31, 1999                                100          $ -
  Contributions from NTL Incorporated
  Comprehensive loss:
   Net loss for the three months ended March 31, 2000
  Currency translation adjustment
       Total
                                                        ------------------------
  Balance, March 31, 2000                                   100          $ -
                                                        ========================

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                             (Unaudited) - continued
                             (dollars in thousands)

                                                                                                   ACCUMULATED
                                                         ADDITIONAL                                   OTHER
                                                          PAID-IN            COMPREHENSIVE        COMPREHENSIVE
                                                          CAPITAL                 LOSS            INCOME (LOSS)          DEFICIT
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1999                                $2,863,677                                $   2,395        $(1,965,545)
Contributions from NTL Incorporated                            5,989
Comprehensive loss:
Net loss for the three months ended March 31, 2000                             $(326,561)                               (326,561)
Currency translation adjustment                                                  (60,811)             (60,811)
                                                                          ---------------------
     Total                                                                     $(387,372)
                                                   ---------------------------------------------------------------------------------
Balance, March 31, 2000                                   $2,869,666                                 $(58,416)       $(2,292,106)
                                                   =================================================================================

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                       -----------------------------------
                                                                           2000                   1999
                                                                       -----------             -----------
 Net cash (used in) operating activities                               $    (4,059)            $    (6,594)

 INVESTING ACTIVITIES
   Acquisition, net of cash acquired                                          --                   233,852
   Purchase of marketable securities                                        (2,193)               (204,914)
   Proceeds from sales of marketable securities                              4,976                 101,352
   Increase in other assets                                                   (948)                (48,905)
   Purchase of fixed assets                                               (356,363)               (276,126)
                                                                       -----------             -----------
   Net cash (used in) investing activities                                (354,528)               (194,741)

FINANCING ACTIVITIES
   Cash released from escrow                                                83,342                    --
   Increase in deferred financing costs                                       (664)                 (1,983)
   Principal payments                                                      (75,348)                   --
   Contribution from NTL Incorporated                                        5,989                    --
   Proceeds from exercise of stock options and warrants                       --                    12,161
   Proceeds from issuance of preferred stock and warrants                     --                   500,000
                                                                       -----------             -----------
   Net cash provided by financing activities                                13,319                 510,178

   Effect of exchange rate changes on cash                                  (4,359)                (13,234)
                                                                       -----------             -----------
   (Decrease) increase in cash and cash equivalents                       (349,627)                295,609
   Cash and cash equivalents at beginning of period                      1,070,076                 736,265
                                                                       -----------             -----------
   Cash and cash equivalents at end of period                          $   720,449             $ 1,031,874
                                                                       ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
   interest exclusive of amounts capitalized                           $    89,851             $    49,788
   Income taxes paid                                                          --                       376

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock              $      --               $     8,722
   Conversion of Convertible Notes                                            --                        50
   Common stock and stock options issued for an acquisition                   --                   978,036

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

NOTE B - FIXED ASSETS

Fixed assets consist of:

                                     MARCH 31,              DECEMBER 31,
                                        2000                   1999
                                    -----------             -----------
                                    (unaudited)
                                              (in thousands)
Operating equipment                 $ 4,896,541             $ 4,858,950
Other equipment                         742,978                 694,712
Construction-in-progress                856,552                 668,741
                                    -----------             -----------
                                      6,496,071               6,222,403
Accumulated depreciation             (1,026,378)               (881,848)
                                    -----------             -----------
                                    $ 5,469,693             $ 5,340,555
                                    ===========             ===========

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE C - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                          MARCH 31,           DECEMBER 31,
                                                                            2000                  1999
                                                                         ----------            ----------
                                                                         (unaudited)
                                                                                 (in thousands)
Goodwill, net of accumulated amortization
   of $228,555 (2000) and $183,612 (1999)                                $2,016,602            $2,089,723
License acquisition costs, net of accumulated amortization of
   $161,709 (2000) and $141,682 (1999)                                      203,946               224,998
Customer lists, net of accumulated amortization
   of $39,821 (2000) and $30,870 (1999)                                     147,748               159,336
                                                                         ----------            ----------
                                                                         $2,368,296            $2,474,057
                                                                         ==========            ==========

In 1999, the Company completed the acquisitions of Diamond Cable Communications plc, Cablelink Limited and certain broadband cable franchises of British Telecommunications plc.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 1999 assuming consummation of these transactions as of January 1, 1999 is as follows, (in thousands, except per share data):


       Total revenue                                   $ 360,984
       Net (loss)                                       (338,932)

                   NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE D - LONG-TERM DEBT

Long-term debt consists of:

                                                            MARCH 31,            DECEMBER 31,
                                                               2000                  1999
                                                            ----------            ----------
                                                                    (in thousands)
NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                      $  276,433            $  268,108
  11-1/2% Senior Deferred Coupon Notes                         956,909               930,404
  10% Senior Notes                                             400,000               400,000
  9-1/2% Senior Sterling Notes, less unamortized
     discount of $545 (2000) and $567 (1999)                   198,630               201,408
  10-3/4% Senior Deferred Coupon Sterling Notes                347,899               343,691
  9-3/4% Senior Deferred Coupon Notes                          975,613               952,825
  9-3/4% Senior Deferred Coupon Sterling Notes                 357,835               354,394
  11-1/2% Senior Notes                                         625,000               625,000
  12-3/8% Senior Deferred Coupon Notes                         295,579               286,967
  7% Convertible Subordinated Notes                            599,300               599,300
  Variable Rate Redeemable Guaranteed Loan Notes                  --                  76,794
  9-1/4% Senior Euro Notes                                     238,975               252,300
  9-7/8% Senior Euro Notes                                     334,565               353,220
  11-1/2% Senior Deferred Coupon Euro Notes                    119,772               123,080

 NTL Triangle:
  11.2% Senior Discount Debentures                             483,392               467,317
  Other                                                          7,118                 7,969

Diamond:
  13-1/4% Senior Discount Notes                                285,101               285,101
  11-3/4% Senior Discount Notes                                490,262               476,215
  10-3/4% Senior Discount Notes                                345,918               336,891
  10% Senior Sterling Notes                                    215,109               218,133
  9-1/8% Senior Notes                                          110,000               110,000
  Other                                                         10,514                11,508
                                                            ----------            ----------
                                                             7,673,924             7,680,625
Less current portion                                             6,127                82,601
                                                            ----------            ----------
                                                            $7,667,797            $7,598,024
                                                            ==========            ==========

                   NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE D - LONG-TERM DEBT (CONTINUED)

In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IR pound sterling 60 million ($73.2 million), plus accrued and unpaid interest using cash held in escrow.

NOTE E - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended March 31, 2000 and 1999 was $(387,372,000) and $(344,538,000), respectively.

NOTE F - SEGMENT DATA

                                                            RESIDENTIAL
                                                             TELECOMS                              CORPORATE
                                                               AND              NATIONAL              AND
                                          BROADCAST         TELEVISION          TELECOMS             OTHER               TOTAL
                                         -----------        -----------        -----------        -----------         -----------
                                                                             (in thousands)
Three months ended March 31, 2000
Revenues                                 $    41,113        $   248,277        $   147,226        $      --           $   436,616
EBITDA (1)                                    24,184             72,213             49,768            (74,386)             71,779

Three months ended March 31, 1999
Revenues                                 $    38,824        $   168,827        $   105,730        $      --           $   313,381
EBITDA (1)                                    25,081             45,070             11,970            (49,554)             32,567

Total assets
March 31, 2000                           $   272,923        $ 5,783,770        $ 1,135,689        $ 1,917,190         $ 9,109,572
December 31, 1999                            281,687          5,978,509          1,078,474          2,163,603           9,502,273

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, and foreign currency transaction gains.

                   NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE F - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------------
                                                                                2000                  1999
                                                                        -------------------------------------------

           Segment Combined EBITDA                                                $71,779            $32,567

           (Add) Deduct:
           Franchise fees                                                               -              6,848
           Corporate expenses                                                       6,604              5,252
           Depreciation and amortization                                          228,492            141,734
           Interest and other income                                               (8,553)           (11,013)
           Interest expense                                                       188,472            130,823
           Foreign currency transaction gains                                    (11,911)            (10,658)
                                                                        -------------------------------------------
                                                                                  403,104            262,986
                                                                        -------------------------------------------
            (Loss) before income tax benefit                                    $(331,325)         $(230,419)
                                                                        ===========================================

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2000, the Company was committed to pay approximately $129.6 million for equipment and services.

The Company is considering an offer to convert its 7% Convertible Notes with a principal amount of $599.3 million into common stock. The terms of the offer will be disclosed when and if made.

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

                    NTL Communications Corp. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table shows the cable television and telephony customer statistics for the Company:


                                             CABLE TELEVISION AND TELEPHONY CUSTOMERS
                                                      AS OF MARCH 31, 2000
                                                      --------------------

                                     "Original"                       Cablelink/ BT    Total UK/
                                       NTL (1)       UK Acq. (2)        Cable (3)      Ireland (4)
                                       ---------- ----------------- ---------------- -------------
Homes passed                          1,366,400       2,376,500          605,500        4,348,400
Homes marketed (Tel.)                 1,171,300       2,033,800                0        3,205,100
Homes marketed (CATV)                 1,171,300       2,147,300          553,600        3,872,200
Total customers                         572,200         826,200          422,100        1,820,500
     Dual                               529,300         443,900                0          973,200
     Telephone-only                      18,000         283,200                0          301,200
     Cable-only                          24,900          99,100          422,100          546,100
Total RGUs (5)                        1,101,500       1,270,100          422,100        2,793,700
Customer penetration                      48.9%           38.5%            76.2%            47.0%
RGU penetration                           94.0%           59.1%            76.2%            72.1%
Telephone penetration                     46.7%           35.8%              N/A            39.8%
Cable penetration                         47.3%           25.3%            76.2%            39.2%



(1)  Data for franchises which NTL has been developing since 1993.

(2) Data for franchises acquired by NTL in 1998/1999: Comcast UK, Diamond Cable and ComTel.

(3) Data for Cablelink (Ireland) and the BT cable franchises acquired in 1999.

(4)  Includes total subscribers for UK and Ireland.

(5) An RGU (revenue generating unit) is one cable television account or one telephone account; a dual customer generates two RGUs.

Monthly RGU churn was approximately 1.1% in the first quarter.

The following table shows the Internet operating statistics for the Company:


                           INTERNET CUSTOMERS AS OF MARCH 31, 2000
                           ---------------------------------------
                                                            NTL
                           NTL Direct     UK Wholesale    Combined
                           ----------     ------------    --------

Total customers              128,700        712,000         840,700

                    NTL Communications Corp. and Subsidiaries

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of Diamond Cable Communications plc ("Diamond") in March 1999 and Cablelink Limited ("Cablelink") in July 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results except for the results of operations of Diamond from the date of acquisition.

Three Months Ended March 31, 2000 and 1999
------------------------------------------

Residential telecommunications and television revenues increased to $248,277,000 from $168,827,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $60,626,000 and $12,283,000, respectively, from acquired companies. The Company expects its customer base to continue to increase as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $147,226,000 from $105,730,000 as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $12,287,000 and $3,503,000, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $41,113,000 from $38,824,000 due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $200,098,000 from $161,544,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $25,580,000 and $5,488,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $164,739,000 from $119,270,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $25,956,000 and $5,558,000, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $6,848,000 in 1999.

                    NTL Communications Corp. and Subsidiaries

Corporate expenses increased to $6,604,000 from $5,252,000 due to an increase in various overhead costs.

Depreciation and amortization expense increased to $228,492,000 from $141,734,000 due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $65,421,000 and $18,463,000, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $188,472,000 from $130,823,000 due to the issuance of additional debt in 1999, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $41,868,000 and $12,722,000, respectively, from Diamond. Interest of $103,433,000 and $60,152,000 was paid in the three months ended March 31, 2000 and 1999, respectively.

Foreign currency transaction gains increased to $11,911,000 from $10,658,000 primarily due to the effect of favorable changes in the exchange rate. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company has cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $784 million from April 1, 2000 to December 31, 2000. The Company's commitments at March 31, 2000 for equipment and services through 2000 are included in the anticipated requirements. The Company had approximately $723 million in cash and securities on hand at March 31, 2000.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

NTL Triangle, an indirect wholly-owned subsidiary of the Company, sold its 50% ownership interest in Cable London PLC in November 1999 for approximately pound sterling 428 million (approximately $682 million) in cash. The sale of the Cable London PLC interest is an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000.

                    NTL Communications Corp. and Subsidiaries

The Company is highly leveraged. The accreted value at March 31, 2000 of the Company's consolidated long-term indebtedness is approximately $7.7 billion, representing approximately 94% of total capitalization. The following summarizes the terms of those notes issued by the Company and its subsidiaries.

NTL Communications:

(1) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $278 million, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(2) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1.05 billion, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(3) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125 million ($199 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300 million ($478 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1.3 billion, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330 million ($526 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(8) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(9) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $599 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

                    NTL Communications Corp. and Subsidiaries

(11) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of (euro)250 million ($239 million), interest payable semiannually beginning on May 15, 2000;

(12) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of (euro)350 million ($335 million), interest payable semiannually beginning on May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(13) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of (euro)210 million ($201 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

NTL Triangle:

(14) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(15) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semiannually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(16) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(17) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(18) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135 million ($215 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003;

(19) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(20) mortgage of pound sterling 2.5 million ($4 million) to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1-1/2%.

The Company is considering an offer to convert its 7% Convertible Notes with a principal amount of $599 million into common stock. The terms of the offer will be disclosed when and if made.

                    NTL Communications Corp. and Subsidiaries



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

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash used in operating activities was $4,059,000 and $6,594,000 in the three months ended March 31, 2000 and 1999, respectively. Although net loss increased to $326,561,000 from $230,419,000 in the three months ended March 31, 2000 and 1999, respectively, results of operations items not requiring cash outlays increased by a greater amount to $344,640,000 from $233,399,000. In addition, changes in operating assets and liabilities used cash of $22,138,000 in 2000 compared to $9,574,000 in 1999. Cash used in operating activities plus cash paid for interest exclusive of amounts capitalized was $85,792,000 and $43,194,000 in 2000 and 1999, respectively.

Purchases of fixed assets were $356,363,000 in 2000 and $276,126,000 in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

                    NTL Communications Corp. and Subsidiaries



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                   NTL Communications Corp. and Subsidiaries


PART II.        OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)         Exhibits.

                27.   Financial Data Schedule

    (b)         Reports on Form 8-K.

                During the quarter ended March 31, 2000, the Company filed the following reports on Form 8-K:

                (i) Report dated January 25, 2000 (filed January 25, 2000) reporting under Item 5, Other Events, that Premium TV Limited and Aston Villa entered into a Media Partnership.

                (ii) Report dated February 4, 2000 (filed February 10, 2000) reporting under Item 5, Other Events, an agreement to take televised racing into the digital age, that Microsoft Corporation exercised its right to convert its shares of Preferred Stock into Common Stock and that NTL commented on an announcement by the ITC and OFTEL.

                (iii) Report dated February 15, 2000 (filed February 15, 2000)
                      reporting under Item 5, Other Events, the public posting of CWC transaction documentation.

No financial statements were filed with these reports.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NTL COMMUNICATIONS CORP.



Date:  May 12, 2000                By:  /s/ Barclay Knapp
                                        -------------------------
                                        Barclay Knapp
                                        President and Chief Executive Officer


Date:  May 12, 2000                By:  /s/ Gregg N. Gorelick
                                        --------------------------
                                        Gregg N. Gorelick
                                        Vice President-Controller
                                        (Principal Accounting Officer)