Form 10-Q
period 2000-06-30
NTL COMMUNICATIONS CORP
filed 2000-08-14
CIK 906347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                            Yes X           No ______

The number of shares outstanding of the issuer's common stock as of June 30, 2000 was 100. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

                    NTL Communications Corp. and Subsidiaries





                                      Index




PART I.  FINANCIAL INFORMATION                                                                        Page
------------------------------                                                                        ----

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
             June 30, 2000 and December 31, 1999 ..................................................    2

             Condensed Consolidated Statements of Operations-
             Three and six months ended June 30, 2000 and 1999 ....................................    4

             Condensed Consolidated Statement of Shareholder's Equity (Deficiency)-
             Six months ended June 30, 2000 .......................................................    5

             Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 2000 and 1999 ..............................................    7

             Notes to Condensed Consolidated Financial Statements .................................    8

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ....................................................  13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk ............................  21

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ......................................................  22

SIGNATURES .........................................................................................  23

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    NTL Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (dollars in millions)




                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2000                  1999
                                                                               --------------------------------------------
                                                                                    (unaudited)           (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  420.6              $1,070.1
   Marketable securities                                                                  --                     5.0
   Accounts receivable - trade, less allowance for doubtful accounts of
     $87.3 (2000) and $83.0 (1999)                                                       286.8                 249.9
   Due from affiliates                                                                    25.9                  --
   Other                                                                                 119.0                  66.6
                                                                               --------------------------------------------
Total current assets                                                                     852.3               1,391.6

Fixed assets, net                                                                      5,386.2               5,340.5
Intangible assets, net                                                                 2,198.1               2,474.1
Other assets, net of accumulated amortization
   of $59.9 (2000) and $49.2 (1999)                                                      201.7                 296.1
                                                                               ============================================
Total assets                                                                          $8,638.3              $9,502.3
                                                                               ============================================

                    NTL Communications Corp. and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                              (dollars in millions)



                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    2000                    1999
                                                                           -----------------------------------------------
                                                                                 (unaudited)             (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                              $    251.2                $   198.6
   Accrued expenses and other                                                         397.1                    365.2
   Due to affiliates                                                                    6.2                      7.9
   Accrued construction costs                                                          97.9                     79.3
   Interest payable                                                                    75.6                     69.1
   Deferred revenue                                                                   176.6                    148.0
   Current portion of long-term debt                                                    5.4                     82.6
                                                                           -----------------------------------------------
Total current liabilities                                                           1,010.0                    950.7

Long-term debt                                                                      7,728.8                  7,598.0
Commitments and contingent liabilities
Deferred income taxes                                                                  38.9                     53.1

Shareholder's equity (deficiency):
   Common stock - $.01 par value; authorized, issued and
     outstanding 100 shares                                                           --                       --
   Additional paid-in capital                                                       2,872.5                  2,863.7
   Accumulated other comprehensive (loss) income                                     (290.3)                     2.4
   (Deficit)                                                                       (2,721.6)                (1,965.6)
                                                                           -----------------------------------------------
                                                                                     (139.4)                   900.5
                                                                           -----------------------------------------------
Total liabilities and shareholder's equity (deficiency)                            $8,638.3                 $9,502.3
                                                                           ===============================================



Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                              (dollars in millions)



                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                           --------------------------------------------------------------
                                                                 2000            1999           2000            1999
                                                           --------------------------------------------------------------
REVENUES
Residential telecommunications and television                   $243.6          $196.5         $491.9         $365.3
National and international telecommunications                    153.9           112.8          301.1          218.6
Broadcast transmission and other                                  41.1            40.8           82.2           79.6
                                                           --------------------------------------------------------------
                                                                 438.6           350.1          875.2          663.5

COSTS AND EXPENSES
Operating expenses                                               225.7           160.9          425.8          322.4
Selling, general and administrative expenses                     158.8           154.1          323.5          273.4
Franchise fees                                                     --              7.7            --            14.6
Other charges                                                     13.7             --            13.7            --
Corporate expenses                                                 5.3             7.0           11.9           12.2
Depreciation and amortization                                    226.1           186.7          454.6          328.4
                                                           --------------------------------------------------------------
                                                                 629.6           516.4        1,229.5          951.0
                                                           --------------------------------------------------------------
Operating (loss)                                                (191.0)         (166.3)        (354.3)        (287.5)

OTHER INCOME (EXPENSE)
Interest and other income                                          5.2             9.1           13.8           20.1
Interest expense                                                (181.1)         (167.7)        (369.6)        (298.6)
Foreign currency transaction losses                              (68.4)          (21.6)         (56.5)         (10.9)
                                                           --------------------------------------------------------------
(Loss) before income tax benefit                                (435.3)         (346.5)        (766.6)        (576.9)
Income tax benefit                                                 5.9             --            10.6            --
                                                           --------------------------------------------------------------
Net (loss)                                                     $(429.4)        $(346.5)       $(756.0)       $(576.9)
                                                           ==============================================================


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
      Condensed Consolidated Statement of Shareholder's Equity (Deficiency)
                                   (Unaudited)
                              (dollars in millions)


                                                                                       COMMON STOCK
                                                                                      $.01 PAR VALUE
                                                                                     SHARES               PAR
                                                                          ---------------------------------------
  Balance, December 31, 1999                                                            100               $ --
  Contributions from NTL (Delaware), Inc.
  Comprehensive loss:
  Net loss for the six months ended June 30, 2000
  Currency translation adjustment
       Total
                                                                          ---------------------------------------
  Balance, June 30, 2000                                                                100               $ --
                                                                          =======================================



See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
      Condensed Consolidated Statement of Shareholder's Equity (Deficiency)
                             (Unaudited) - continued
                              (dollars in millions)


                                                                                                    ACCUMULATED
                                                              ADDITIONAL                               OTHER
                                                                PAID-IN       COMPREHENSIVE        COMPREHENSIVE
                                                                CAPITAL            LOSS            INCOME (LOSS)        DEFICIT
                                                             ----------------------------------------------------------------------
Balance, December 31, 1999                                      $2,863.7                             $   2.4           $(1,965.6)
Contributions from NTL (Delaware), Inc.                              8.8
Comprehensive loss:
Net loss for the six months ended June 30, 2000                                   $  (756.0)                              (756.0)
Currency translation adjustment                                                      (292.7)          (292.7)
                                                                                  ---------
     Total                                                                        $(1,048.7)
                                                             ======================================================================
Balance, June 30, 2000                                          $2,872.5                             $(290.3)          $(2,721.6)
                                                             ======================================================================




See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in millions)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                            ---------------------------------------
                                                                                   2000                1999
                                                                            ---------------------------------------

 Net cash provided by operating activities                                      $   44.5             $  54.7

INVESTING ACTIVITIES
   Cash of subsidiary at acquisition, net of costs                                    --               225.7
   Purchase of marketable securities                                                (3.4)             (264.6)
   Proceeds from sales of marketable securities                                      8.4               391.9
   Increase in other assets                                                        (16.8)              (26.3)
   Purchase of fixed assets                                                       (666.1)             (558.5)
                                                                            ---------------------------------------
   Net cash (used in) investing activities                                        (677.9)             (231.8)

FINANCING ACTIVITIES
   Cash released from escrow                                                        77.5                    -
   Increase in deferred financing costs                                             (0.7)                   -
   Proceeds from borrowings, net of financing costs                                   --               320.4
   Principal payments                                                              (76.5)               (3.2)
   Distribution to NTL (Delaware) Inc.                                                --              (500.0)
   Contributions from NTL (Delaware) Inc.                                            8.8                  --
   Proceeds from exercise of stock options and warrants                               --                12.2
   Proceeds from issuance of preferred stock and warrants                             --               500.0
                                                                            ---------------------------------------
   Net cash provided by financing activities                                         9.1               329.4

   Effect of exchange rate changes on cash                                         (25.2)              (17.3)
                                                                            ---------------------------------------
   (Decrease) increase in cash and cash equivalents                               (649.5)              135.0
   Cash and cash equivalents at beginning of period                              1,070.1               736.3
                                                                            ---------------------------------------
   Cash and cash equivalents at end of period                                   $  420.6             $ 871.3
                                                                            =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
     amounts capitalized                                                        $  117.9            $   72.3
   Income taxes paid                                                                  --                  --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock                       $     --             $   8.7
   Conversion of Convertible Notes, net of unamortized
     deferred financing costs                                                         --               268.6
   Common stock and stock options issued for an acquisition                           --               978.0


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)






NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

NOTE B - CORPORATE RESTRUCTURING

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company is due to NTL Incorporated's acquisition of certain assets of Cable & Wireless Communications plc. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL Communications Corp. (the "Company") is a wholly-owned subsidiary of NTL (Delaware), Inc.

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2000                 1999
                                                                            -------------------------------------------
                                                                                (unaudited)
                                                                                           (in millions)
    Operating equipment                                                            $4,744.2              $4,859.0
    Other equipment                                                                   697.1                 694.7
    Construction-in-progress                                                        1,064.2                 668.7
                                                                            -------------------------------------------
                                                                                    6,505.5               6,222.4
    Accumulated depreciation                                                       (1,119.3)               (881.9)
                                                                            -------------------------------------------
                                                                                   $5,386.2              $5,340.5
                                                                            ===========================================

Depreciation expense for the six months ended June 30, 2000 and 1999 was $288.6 million and $208.7 million, respectively. Deprecation expense for the three months ended June 30, 2000 and 1999 was $143.8 million and $109.8 million, respectively.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                    JUNE 30,             DECEMBER 31,
                                                                                      2000                   1999
                                                                           ----------------------------------------------
                                                                                  (unaudited)
                                                                                             (in millions)
    Goodwill, net of accumulated amortization
       of $262.9 (2000) and $183.6 (1999)                                             $1,885.5           $2,089.8
    License acquisition costs, net of accumulated amortization of
       $177.5 (2000) and $141.7 (1999)                                                   181.2              225.0
    Customer lists, net of accumulated amortization
       of $47.1 (2000) and $30.9 (1999)                                                  131.4              159.3
                                                                           ----------------------------------------------
                                                                                      $2,198.1           $2,474.1
                                                                           ==============================================

In 1999, the Company completed the acquisitions of Diamond Cable Communications Limited, Cablelink Limited and certain broadband cable franchises of British Telecommunications plc.

The pro forma unaudited consolidated results of operations for the six months ended June 30, 1999 assuming consummation of these transactions as of January 1, 1999 is as follows, (in millions):


       Total revenue                                                                $722.4
       Net (loss)                                                                   (650.7)

Amortization of intangible and other assets charged to expense for the six months ended June 30, 2000 and 1999 was $166.0 million and $119.7 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended June 30, 2000 and 1999 was $82.3 million and $76.9 million, respectively.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2000                1999
                                                                              -----------------------------------------
                                                                                   (unaudited)
                                                                                            (in millions)
    NTL Communications:
      12-3/4% Senior Deferred Coupon Notes                                            $  277.8           $  268.1
      11-1/2% Senior Deferred Coupon Notes                                               983.9              930.4
      10% Senior Notes                                                                   400.0              400.0
       9-1/2% Senior Sterling Notes, less unamortized discount                           189.0              201.4
      10-3/4% Senior Deferred Coupon Sterling Notes                                      340.1              343.7
      9-3/4% Senior Deferred Coupon Notes                                                999.5              952.8
      9-3/4% Senior Deferred Coupon Sterling Notes                                       348.8              354.4
      11-1/2% Senior Notes                                                               625.0              625.0
      12-3/8% Senior Deferred Coupon Notes                                               304.7              287.0
      7% Convertible Subordinated Notes                                                  599.3              599.3
      Variable Rate Redeemable Guaranteed Loan Notes                                       --                76.8
      9-1/4% Senior Euro Notes                                                           238.6              252.3
      9-7/8% Senior Euro Notes                                                           334.0              353.2
      11-1/2% Senior Deferred Coupon Euro Notes                                          122.9              123.1

     NTL Triangle:
      11.2% Senior Discount Debentures                                                   496.8              467.3
      Other                                                                                6.1                8.0

    Diamond:
      13-1/4% Senior Discount Notes                                                      285.1              285.1
      11-3/4% Senior Discount Notes                                                      503.9              476.2
      10-3/4% Senior Discount Notes                                                      354.8              336.9
      10% Senior Sterling Notes                                                          204.7              218.1
      9-1/8% Senior Notes                                                                110.0              110.0
      Other                                                                                9.2               11.5
                                                                              -----------------------------------------
                                                                                       7,734.2            7,680.6
    Less current portion                                                                   5.4               82.6
                                                                              -----------------------------------------
                                                                                      $7,728.8           $7,598.0
                                                                              =========================================


In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IR pound sterling 60.0 million ($72.5 million), plus accrued and unpaid interest using cash held in escrow.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT (continued)

NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company, entered into a pound sterling 1,300.0 million ($1,971.2 million) credit agreement with a group of banks dated May 30, 2000. As of June 30, 2000, no amounts have been borrowed under this agreement. NTLCL and other members of the UK Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond and subsidiaries, NTL (Triangle) LLC ("NTL Triangle") and subsidiaries and certain other entities are excluded from the UK Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

NOTE F - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended June 30, 2000 and 1999 was $(661.3) million and $(440.8) million, respectively. The Company's comprehensive loss for the six months ended June 30, 2000 and 1999 was $(1,048.7) million and $(785.3) million, respectively.

NOTE G - SEGMENT DATA

                                                                   RESIDENTIAL
                                                                     TELECOMS                        CORPORATE
                                                                       AND           NATIONAL           AND
                                                    BROADCAST       TELEVISION       TELECOMS          OTHER            TOTAL
                                                  ----------------------------------------------------------------------------------
                                                                                    (in millions)
Six months ended June 30, 2000
Revenues                                              $ 82.2        $  491.9         $  301.1        $    --           $  875.2
EBITDA (1)                                              47.7           146.5            121.6          (189.9)            125.9

Six months ended June 30, 1999
Revenues                                              $ 79.6        $  365.3         $  218.6        $    --           $  663.5
EBITDA (1)                                              50.6           100.6             46.7          (130.2)             67.7

Total assets
June 30, 2000                                         $250.6        $5,443.2         $1,254.5        $1,690.0          $8,638.3
December 31, 1999                                      281.7         5,978.5          1,078.5         2,163.6           9,502.3

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, other charges and foreign currency transaction losses.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE G - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------------------------
                                                                                 2000                  1999
                                                                        -------------------------------------------
           Segment combined EBITDA                                              $ 125.9              $  67.7

           (Add) deduct:
            Franchise fees                                                          --                  14.6
            Other charges                                                          13.7                  --
            Corporate expenses                                                     11.9                 12.2
            Depreciation and amortization                                         454.6                328.4
           Interest and other income                                              (13.8)               (20.1)
           Interest expense                                                       369.6                298.6
           Foreign currency transaction losses                                     56.5                 10.9
                                                                        -------------------------------------------
                                                                                  892.5                644.6
                                                                        -------------------------------------------
            (Loss) before income tax benefit                                    $(766.6)             $(576.9)
                                                                        ===========================================

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2000, the Company was committed to pay approximately $152.0 million for equipment and services.

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

                    NTL Communications Corp. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table shows the cable television and telephony customer statistics for the Company:

         -----------------------------------------------------------------------------------------------
                                        CABLE TELEVISION AND TELEPHONY CUSTOMERS AS OF JUNE 30, 2000
         -----------------------------------------------------------------------------------------------
                                                      Comcast,
                                       "Original"    ComTel and     Cablelink and BT
                                         NTL(1)      Diamond (2)       Cable (3)             Total
         -----------------------------------------------------------------------------------------------
           Homes in franchise (4)      2,090,000       3,037,600          640,500           5,768,100
         -----------------------------------------------------------------------------------------------
           Homes passed                1,392,500       2,407,600          605,500           4,405,600
         -----------------------------------------------------------------------------------------------
           Homes marketed (Tel.)       1,199,500       2,074,300                0           3,273,800
         -----------------------------------------------------------------------------------------------
           Homes marketed (CATV)       1,199,500       2,143,200          558,300           3,901,000
         -----------------------------------------------------------------------------------------------
           Total customers               596,200         861,200          424,100           1,881,500
         -----------------------------------------------------------------------------------------------
              Dual                       550,400         471,900                0           1,022,300
         -----------------------------------------------------------------------------------------------
              Telephone-only             21,300          294,500                0             315,800
         -----------------------------------------------------------------------------------------------
              Cable-only                 24,500           94,800          424,100             543,400
         -----------------------------------------------------------------------------------------------
           Total RGUs(5)               1,146,600       1,333,100          424,100           2,903,800
         -----------------------------------------------------------------------------------------------
           Customer penetration            49.7%           40.2%            76.0%                48.2%
         -----------------------------------------------------------------------------------------------
           RGU penetration                 95.6%           62.2%            76.0%                74.4%
         -----------------------------------------------------------------------------------------------
           Telephone penetration           47.7%           36.9%              n/a                40.9%
         -----------------------------------------------------------------------------------------------
           Cable penetration               47.9%           26.4%            76.0%                40.1%
         -----------------------------------------------------------------------------------------------

(1) Data for franchises which NTL has been developing since 1993

(2) Data for the following franchises: Comcast UK, Diamond Cable and ComTel

(3) Data for Cablelink (Ireland) and BT Cable (Westminster / Milton Keynes)

(4) Franchise home information from The Media Map Datafile 2000.

(5) An RGU is one cable television account or one telephone account; a dual customer generates two RGUs.

The following table shows the cable television and telephony customer statistics for "Original NTL":

    -------------------------------------------------------------------------------------------------------------------
                                                     CATV AND TELEPHONY CUSTOMERS FOR "ORIGINAL NTL"
    -------------------------------------------------------------------------------------------------------------------
                                       06/30/2000       03/31/2000        12/31/1999       12/31/1998     12/31/1997
    -------------------------------------------------------------------------------------------------------------------
      Total customers                     596,200            572,200         552,900          471,000        321,300
    -------------------------------------------------------------------------------------------------------------------
      Homes marketed                    1,199,500          1,171,300       1,145,600        1,064,600        810,000
    -------------------------------------------------------------------------------------------------------------------
      Customer penetration                  49.7%              48.9%           48.3%            44.2%          39.7%
    -------------------------------------------------------------------------------------------------------------------
      RGU penetration                       95.6%              94.0%           92.9%            85.0%          75.1%
    -------------------------------------------------------------------------------------------------------------------
      Telephone penetration                 47.7%              46.7%           46.2%            42.3%          37.3%
    -------------------------------------------------------------------------------------------------------------------
      Cable penetration                     47.9%              47.3%           46.8%            42.7%          37.8%
    -------------------------------------------------------------------------------------------------------------------

                    NTL Communications Corp. and Subsidiaries


The following table shows the cable television and telephony customer statistics for Comcast UK ("NTL Triangle"), ComTel and Diamond Cable, acquired in late 1998 to early 1999:

               ------------------------------------------------------------------------------------------
                                                            CATV AND TELEPHONY CUSTOMERS
                                                          (COMCAST UK, COMTEL AND DIAMOND)
               ------------------------------------------------------------------------------------------
                                                      06/30/2000         12/31/1999          6/30/1999
               ------------------------------------------------------------------------------------------
                 Total customers                        861,200            799,700             739,700
               ------------------------------------------------------------------------------------------
                 Customer penetration                     40.2%              37.4%               35.7%
               ------------------------------------------------------------------------------------------
                 RGU penetration                          62.2%              57.2%               53.6%
               ------------------------------------------------------------------------------------------
                 Telephone penetration                    36.9%              34.6%               32.6%
               ------------------------------------------------------------------------------------------
                 Cable penetration                        26.4%              24.5%               22.8%
               ------------------------------------------------------------------------------------------

The following table shows the Internet operating statistics for NTL:

---------------------------------------------------------------------------------------------------------
                                 INTERNET CUSTOMERS AS OF JUNE 30, 2000
---------------------------------------------------------------------------------------------------------
                                                                             Which
                                    NTL Direct           VirginNet          Online?        Total
---------------------------------------------------------------------------------------------------------
Total customers                       128,300            708,900            60,000         897,200
---------------------------------------------------------------------------------------------------------


On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL Communications Corp. (the "Company") is a wholly-owned subsidiary of NTL (Delaware), Inc.


                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of Diamond Cable Communications Limited ("Diamond") in March 1999 and Cablelink Limited ("Cablelink") in July 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results except for the results of operations of Diamond from the date of acquisition.

Three Months Ended June 30, 2000 and 1999

Residential telecommunications and television revenues increased to $243.6 million from $196.5 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $60.1 million and $37.0 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

                    NTL Communications Corp. and Subsidiaries


National and international telecommunications revenues increased to $153.9 million from $112.8 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $11.9 million and $9.1 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $41.1 million from $40.8 million due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $225.7 million from $160.9 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $24.3 million and $16.1 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $158.8 million from $154.1 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $31.3 million and $15.1 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the Independent Television Commission ("ITC") to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $7.7 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $13.7 million in 2000 were incurred for this integration effort.

Depreciation and amortization expense increased to $226.1 million from $186.7 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $63.0 million and $58.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

                    NTL Communications Corp. and Subsidiaries


Interest expense increased to $181.1 million from $167.7 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $39.9 million and $39.6 million, respectively, related to acquisitions. Interest of $46.7 million and $32.0 million was paid in the three months ended June 30, 2000 and 1999, respectively.

Foreign currency transaction losses increased to $68.4 million from $21.6 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company has cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.


Six Months Ended June 30, 2000 and 1999

Residential telecommunications and television revenues increased to $491.9 million from $365.3 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $120.7 million and $49.3 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $301.1 million from $218.6 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $24.2 million and $12.6 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $82.2 million from $79.6 million due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $425.8 million from $322.4 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $49.9 million and $21.6 million, respectively, from acquired companies.

                    NTL Communications Corp. and Subsidiaries


Selling, general and administrative expenses increased to $323.5 million from $273.4 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $57.3 million and $20.7 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $14.6 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $13.7 million in 2000 were incurred for this integration effort.

Depreciation and amortization expense increased to $454.6 million from $328.4 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $128.4 million and $76.8 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $369.6 million from $298.6 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $81.8 million and $52.3 million, respectively, related to acquisitions. Interest of $150.1 million and $92.2 million was paid in the six months ended June 30, 2000 and 1999, respectively.

Foreign currency transaction losses increased to $56.5 million from $10.9 million primarily due to the effect of unfavorable changes in the exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company has cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,400.0 million from July 1, 2000 to June 30, 2001. The Company's commitments at June 30, 2000 for equipment and services through June 30, 2001 are included in the anticipated requirements. The Company had $420.6 million in cash on hand at June 30, 2000. The Company expects to fund the balance of these requirements through borrowings under the NTL Communications Limited ("NTLCL") pound sterling 1,300.0 million ($1,971.2 million) credit agreement, or through the issuance of debt or equity to NTL (Delaware), Inc.

                    NTL Communications Corp. and Subsidiaries

NTLCL, a wholly-owned indirect subsidiary of the Company, entered into a pound sterling 1,300.0 million ($1,971.2 million) credit agreement with a group of banks dated May 30, 2000. As of June 30, 2000, no amounts have been borrowed under this agreement. NTLCL and other members of the UK Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond and subsidiaries, NTL (Triangle) LLC ("NTL Triangle") and subsidiaries and certain other entities are excluded from the UK Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow, or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

NTL Triangle, an indirect wholly-owned subsidiary of the Company, sold its 50% ownership interest in Cable London PLC in November 1999 for pound sterling 428.0 million ($649.0 million) in cash. The sale of the Cable London PLC interest is an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000. The Company expects to satisfy this requirement by investing in fixed assets in the United Kingdom and Ireland which are "Replacement Assets".

The Company is highly leveraged. The accreted value at June 30, 2000 of the Company's consolidated long-term indebtedness is $7,728.8 million, representing approximately 102% of total capitalization. The following summarizes the terms of those notes issued by the Company and its subsidiaries.

NTL Communications:

(1) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(2) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(3) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($189.5 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($454.9 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

                    NTL Communications Corp. and Subsidiaries


(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($500.4 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(8) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(9) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(11) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($238.6 million), interest payable semiannually from May 15, 2000;

(12) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($334.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(13) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($200.4 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

NTL Triangle:

(14) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(15) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from June 30, 2000, redeemable at Diamond's option after September 30, 1999;

(16) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

                    NTL Communications Corp. and Subsidiaries


(17) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(18) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($204.7 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(19) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash and its investments in and advances to its subsidiaries. Accordingly, the Company's ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash provided by operating activities was $44.5 million and $54.7 million in the six months ended June 30, 2000 and 1999, respectively. This change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $666.1 million in 2000 and $558.5 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                    NTL Communications Corp. and Subsidiaries


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)         Exhibits.

                27.   Financial Data Schedule

    (b)         Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NTL COMMUNICATIONS CORP.



Date:  August 10, 2000            By: /s/ Barclay Knapp
                                      ------------------------
                                  Barclay Knapp
                                  President and Chief Executive Officer


Date:  August 10, 2000            By: /s/ Gregg N. Gorelick
                                      --------------------------
                                  Gregg N. Gorelick
                                  Vice President-Controller
                                  (Principal Accounting Officer)