Form 10-Q
period 2000-09-30
NTL COMMUNICATIONS CORP
filed 2000-11-14
CIK 906347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 0-22616
                   -------------------------------------------------------------


                            NTL COMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                                                         52-1822078
------------------------------------------------------------                        ------------------------------------------------
(State or other jurisdiction of incorporation                                            (I.R.S. Employer Identification No.)
  or organization)

110 East 59th Street, New York, New York                                                            10022
------------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                        (Zip Code)

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

The number of shares outstanding of the issuer's common stock as of September 30, 2000 was 100. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

                    NTL Communications Corp. and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                                                      Page
------------------------------                                                                      ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         September 30, 2000 and December 31, 1999 ..................................................   2

         Condensed Consolidated Statements of Operations-
         Three and nine months ended September 30, 2000 and 1999 ...................................   4

         Condensed Consolidated Statement of Shareholder's Equity (Deficiency)-
         Nine months ended September 30, 2000 ......................................................   5

         Condensed Consolidated Statements of Cash Flows-
         Nine months ended September 30, 2000 and 1999 .............................................   7

         Notes to Condensed Consolidated Financial Statements ......................................   8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ........................................................  14

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ..........................................................  24

SIGNATURES .........................................................................................  25

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    NTL Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (dollars in millions)

                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                           2000                  1999
                                                               ---------------------------------------------------
                                                                       (unaudited)            (see note)
ASSETS
Current assets:
    Cash and cash equivalents                                             $  103.9              $1,070.1
    Marketable securities                                                        -                   5.0
    Accounts receivable - trade, less allowance for doubtful
     accounts of $88.6 (2000) and $83.0 (1999)                               276.6                 249.9
    Other                                                                    195.7                  66.6
                                                               ---------------------------------------------------
Total current assets                                                         576.2               1,391.6

Fixed assets, net                                                          5,620.4               5,340.5
Intangible assets, net                                                     2,088.4               2,474.1
Other assets, net of accumulated amortization
     of $65.7 (2000) and $49.2 (1999)                                        186.3                 296.1
                                                               ---------------------------------------------------
Total assets                                                              $8,471.3              $9,502.3
                                                               ===================================================

                    NTL Communications Corp. and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                              (dollars in millions)

                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        2000                     1999
                                                           --------------------------------------------------------
                                                                     (unaudited)              (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                               $        335.0              $       198.6
   Accrued expenses and other                                              375.3                      365.2
   Accrued construction costs                                              139.9                       79.3
   Due to affiliates                                                         4.5                        7.9
   Interest payable                                                         66.4                       69.1
   Deferred revenue                                                        173.3                      148.0
   Current portion of long-term debt                                         4.5                       82.6
                                                           --------------------------------------------------------
Total current liabilities                                                1,098.9                      950.7

Long-term debt                                                           7,931.1                    7,598.0
Commitments and contingent liabilities
Deferred income taxes                                                       29.6                       53.1
Minority interests                                                          22.4                        -

Shareholder's equity (deficiency):
   Common stock - $.01 par value; authorized, issued and
     outstanding 100 shares                                                   -                         -
   Additional paid-in capital                                            2,877.7                    2,863.7
   Accumulated other comprehensive (loss) income                          (415.2)                       2.4
   (Deficit)                                                            (3,073.2)                  (1,965.6)
                                                           --------------------------------------------------------
                                                                          (610.7)                     900.5
                                                           --------------------------------------------------------
Total liabilities and shareholder's equity (deficiency)           $      8,471.3              $     9,502.3
                                                           ========================================================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                              (dollars in millions)

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                               --------------------------------------------------------------------------
                                                       2000             1999              2000              1999
                                               --------------------------------------------------------------------------
REVENUES
Residential telecommunications and television         $  240.3         $   218.4       $     732.2       $   583.7
National and international telecommunications            156.1             130.6             457.2           349.2
Broadcast transmission and other                          40.7              40.3             122.9           119.9
                                               --------------------------------------------------------------------------
                                                         437.1             389.3           1,312.3         1,052.8

COSTS AND EXPENSES
Operating expenses                                       194.7             184.9             620.5           507.3
Selling, general and administrative expenses             214.1             142.7             537.6           416.1
Franchise fees                                             -                 7.7               -              22.3
Other charges                                              6.0               -                19.7             -
Corporate expenses                                         2.2               6.2              14.1            18.4
Depreciation and amortization                            222.4             190.0             677.0           518.4
                                               --------------------------------------------------------------------------
                                                         639.4             531.5           1,868.9         1,482.5
                                               --------------------------------------------------------------------------
Operating (loss)                                        (202.3)           (142.2)           (556.6)         (429.7)

OTHER INCOME (EXPENSE)
Interest income and other, net                           (10.3)              6.7               3.5            26.8
Interest expense                                        (178.2)           (185.9)           (547.8)         (484.5)
Foreign currency transaction gains (losses)               31.0              33.4             (25.5)           22.5
                                               --------------------------------------------------------------------------
(Loss) before income tax benefit                        (359.8)           (288.0)         (1,126.4)         (864.9)
Income tax benefit                                         8.2               -                18.8               -
                                               --------------------------------------------------------------------------
Net (loss)                                            $ (351.6)        $  (288.0)      $  (1,107.6)      $  (864.9)
                                               ==========================================================================


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
      Condensed Consolidated Statement of Shareholder's Equity (Deficiency)
                                   (Unaudited)
                              (dollars in millions)

                                                                              COMMON STOCK
                                                                             $.01 PAR VALUE
                                                                      SHARES                   PAR
                                                          --------------------------------------------------
Balance, December 31, 1999                                                 100                $  -
Contributions from NTL (Delaware), Inc.
Comprehensive loss:
Net loss for the nine months ended September 30, 2000
Currency translation adjustment
       Total
                                                          --------------------------------------------------
Balance, September 30, 2000                                                100                $  -
                                                          ==================================================

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
      Condensed Consolidated Statement of Shareholder's Equity (Deficiency)
                             (Unaudited) - continued
                              (dollars in millions)

                                                                                                    ACCUMULATED
                                                           ADDITIONAL                                  OTHER
                                                             PAID-IN           COMPREHENSIVE       COMPREHENSIVE
                                                             CAPITAL               LOSS            INCOME (LOSS)         DEFICIT
                                                        ---------------------------------------------------------------------------
Balance, December 31, 1999                                     $2,863.7                               $   2.4           $(1,965.6)
Contributions from NTL (Delaware), Inc.                            14.0
Comprehensive loss:
Net loss for the nine months ended September 30, 2000                          $ (1,107.6)                               (1,107.6)
Currency translation adjustment                                                    (417.6)             (417.6)
                                                                          ----------------------
      Total                                                                    $ (1,525.2)
                                                        ---------------------------------------------------------------------------
Balance, September 30, 2000                                    $2,877.7                               $(415.2)          $(3,073.2)
                                                        ===========================================================================

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in millions)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                               ---------------------------------------------------
                                                                         2000                      1999
                                                               ---------------------------------------------------
 Net cash provided by operating activities                        $        22.2               $      20.3

 INVESTING ACTIVITIES
    Acquisitions, net of cash acquired                                        -                    (473.8)
    Purchase of marketable securities                                      (3.4)                   (349.6)
    Proceeds from sales of marketable securities                            8.4                     527.2
    Cash deposited into escrow for an acquisition                             -                    (118.7)
    Increase in other assets                                              (34.0)                    (28.0)
    Purchase of fixed assets                                           (1,143.9)                   (855.7)
                                                               ---------------------------------------------------
    Net cash (used in) investing activities                            (1,172.9)                 (1,298.6)

FINANCING ACTIVITIES
    Cash released from escrow                                              77.5                         -
    Proceeds from borrowings, net of financing costs                      168.9                   1,125.5
    Principal payments                                                    (78.6)                    (25.9)
    Proceeds from investment in subsidiary                                 23.9                         -
    Distribution to NTL (Delaware), Inc.                                      -                    (500.0)
    Contributions from NTL (Delaware), Inc.                                14.0                         -
    Proceeds from exercise of stock options and warrants                      -                      12.2
    Proceeds from issuance of preferred stock and warrants                    -                     500.0
                                                               ---------------------------------------------------
    Net cash provided by financing activities                             205.7                   1,111.8

    Effect of exchange rate changes on cash                               (21.2)                      2.6
                                                               ---------------------------------------------------
    (Decrease) in cash and cash equivalents                              (966.2)                   (163.9)
    Cash and cash equivalents at beginning of period                    1,070.1                     736.3
                                                               ---------------------------------------------------
    Cash and cash equivalents at end of period                    $       103.9               $     572.4
                                                               ===================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest exclusive of
       amounts capitalized                                        $       185.7               $     140.2
    Income taxes paid                                                       1.4                         -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
    Accretion of dividends and discount on preferred stock        $           -               $       8.7
    Conversion of Convertible Notes, net of unamortized
       deferred financing costs                                               -                     269.3
    Common stock and stock options issued for an acquisition                  -                     978.0

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

NOTE B - CORPORATE RESTRUCTURING

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company is due to NTL Incorporated's acquisition of certain assets of Cable & Wireless Communications plc ("CWC"). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL Communications Corp. (the "Company") is a wholly-owned subsidiary of NTL (Delaware), Inc.

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                  SEPTEMBER 30,                DECEMBER 31,
                                      2000                         1999
                           ---------------------------------------------------------
                                   (unaudited)
                                                 (in millions)
Operating equipment                   $4,596.9                      $4,859.0
Other equipment                          872.2                         694.7
Construction-in-progress               1,385.8                         668.7
                           ---------------------------------------------------------
                                       6,854.9                       6,222.4
Accumulated depreciation              (1,234.5)                       (881.9)
                           ---------------------------------------------------------
                                      $5,620.4                      $5,340.5
                           =========================================================

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $432.6 million and $328.4 million, respectively. Deprecation expense for the three months ended September 30, 2000 and 1999 was $144.0 million and $119.7 million, respectively.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                              SEPTEMBER 30,                  DECEMBER 31,
                                                                  2000                           1999
                                                     -------------------------------------------------------------
                                                               (unaudited)
                                                                             (in millions)
Goodwill, net of accumulated amortization
   of $300.5 (2000) and $183.6 (1999)                             $1,808.2                        $2,089.8
License acquisition costs, net of accumulated
   amortization of $194.7 (2000) and $141.7 (1999)                   160.8                           225.0
Customer lists, net of accumulated amortization
   of $54.7 (2000) and $30.9 (1999)                                  119.4                           159.3
                                                     -------------------------------------------------------------
                                                                  $2,088.4                        $2,474.1
                                                     =============================================================

In 1999, the Company completed the acquisitions of Diamond Cable Communications Limited, Cablelink Limited and certain broadband cable franchises of British Telecommunications plc.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1999 assuming consummation of these transactions as of January 1, 1999 is as follows, (in millions):

Total revenue                 $ 1,112.6
Net (loss)                     (1,001.4)

Amortization of intangible and other assets charged to expense for the nine months ended September 30, 2000 and 1999 was $244.4 million and $190.0 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended September 30, 2000 and 1999 was $78.4 million and $70.3 million, respectively.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                                    SEPTEMBER 30,              DECEMBER 31,
                                                                        2000                       1999
                                                             -------------------------------------------------------
                                                                     (unaudited)
                                                                                (in millions)
NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                               $      277.8            $        268.1
  11-1/2% Senior Deferred Coupon Notes                                    1,011.9                     930.4
  10% Senior Notes                                                          400.0                     400.0
  9-1/2% Senior Sterling Notes, less unamortized discount                   184.4                     201.4
  10-3/4% Senior Deferred Coupon Sterling Notes                             340.4                     343.7
  9-3/4% Senior Deferred Coupon Notes                                     1,023.4                     952.8
  9-3/4% Senior Deferred Coupon Sterling Notes                              348.3                     354.4
  11-1/2% Senior Notes                                                      625.0                     625.0
  12-3/8% Senior Deferred Coupon Notes                                      313.9                     287.0
  7% Convertible Subordinated Notes                                         599.3                     599.3
  Variable Rate Redeemable Guaranteed Loan Notes                                -                      76.8
  9-1/4% Senior Euro Notes                                                  220.9                     252.3
  9-7/8% Senior Euro Notes                                                  309.3                     353.2
  11-1/2% Senior Deferred Coupon Euro Notes                                 117.0                     123.1

 NTL Triangle:
  11.2% Senior Discount Debentures                                          510.5                     467.3
  Other                                                                       5.5                       8.0

NTL Communications Limited:
  Credit Agreement                                                          163.0                         -

Diamond:
  13-1/4% Senior Discount Notes                                             285.1                     285.1
  11-3/4% Senior Discount Notes                                             518.7                     476.2
  10-3/4% Senior Discount Notes                                             364.2                     336.9
  10% Senior Sterling Notes                                                 199.6                     218.1
  9-1/8% Senior Notes                                                       110.0                     110.0
  Other                                                                       7.4                      11.5
                                                             -------------------------------------------------------
                                                                          7,935.6                   7,680.6
Less current portion                                                          4.5                      82.6
                                                             -------------------------------------------------------
                                                                     $    7,931.1            $      7,598.0
                                                             =======================================================

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE E - LONG-TERM DEBT (CONTINUED)
In May 2000, NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company and NTL Business Limited ("NTL Business"), a wholly-owned subsidiary of NTL (Delaware), Inc., entered into a Pound Sterling2,500.0 million ($3,696.8) credit agreement in connection with the acquisition by NTL Incorporated of the consumer cable telephone, Internet and television operations of CWC in the United Kingdom ("ConsumerCo"). As of September 30, 2000, NTLCL had Pound Sterling110.2 million ($163.0 million) outstanding under the credit agreement. Interest is payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group. The effective interest rate at September 30, 2000 was 8.34%. As of September 30, 2000, NTL Business (which is not a subsidiary of the Company) had Pound Sterling1,902.3 million ($2,813.0 million) outstanding under this agreement.
The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.
NTLCL entered into a Pound Sterling1,300.0 million ($1,922.3 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of the Company's 11-7/8% notes, the commitment has been reduced by Pound Sterling161.8 million ($239.3 million). As of September 30, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IRPound Sterling60.0 million ($67.3 million), plus accrued and unpaid interest using cash held in escrow.

NOTE F - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended September 30, 2000 and 1999 was $(476.5) million and $(86.9) million, respectively. The Company's comprehensive loss for the nine months ended September 30, 2000 and 1999 was $(1,525.2) million and $(872.2) million, respectively.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE G - SEGMENT DATA


                                                           RESIDENTIAL
                                                            TELECOMS                            CORPORATE
                                                               AND            NATIONAL             AND
                                           BROADCAST       TELEVISION         TELECOMS            OTHER              TOTAL
                                        ---------------------------------------------------------------------------------------
                                                                            (in millions)
Nine months ended September 30, 2000
Revenues                                     $122.9          $  732.2         $  457.2          $      -            $1,312.3
EBITDA (1)                                     71.2             195.3            187.0            (299.3)              154.2

Nine months ended September 30, 1999
Revenues                                     $119.9          $  583.7         $  349.2          $      -            $1,052.8
EBITDA (1)                                     76.4             163.6             89.4            (200.0)              129.4

Total assets
September 30, 2000                           $235.6          $5,319.8         $1,410.6          $1,505.3            $8,471.3
December 31, 1999                             281.7           5,978.5          1,078.5           2,163.6             9,502.3

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, other charges and foreign currency transaction gains (losses).

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------
                                                            2000                            1999
                                               ---------------------------------------------------------------
                                                                      (in millions)
Segment combined EBITDA                                  $   154.2                       $  129.4

(Add) deduct:
Franchise fees                                                   -                           22.3
Other charges                                                 19.7                              -
Corporate expenses                                            14.1                           18.4
Depreciation and amortization                                677.0                          518.4
Interest income and other, net                                (3.5)                         (26.8)
Interest expense                                             547.8                          484.5
Foreign currency transaction (gains) losses                   25.5                          (22.5)
                                               ---------------------------------------------------------------
                                                           1,280.6                          994.3
                                               ---------------------------------------------------------------
(Loss) before income tax benefit                         $(1,126.4)                      $ (864.9)
                                               ===============================================================

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2000, the Company was committed to pay approximately $135.0 million for equipment and services.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE I - SUBSEQUENT EVENT

In October 2000, the Company issued $500.0 million principle amount 11-7/8% Senior Notes due 2010. The Notes were issued at a price of 97.872% of the aggregate principal amount at maturity or $489.4 million. The underwriters' discount and commissions were $11.3 million. Interest is payable semiannually in cash at the rate of 11-7/8% per annum beginning on April 1, 2001. The Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 1, 2005. Also in October 2000, Pound Sterling110.6 million ($163.5 million) of the principal amount outstanding under the NTL Business and NTLCL credit agreement was repaid.

                    NTL Communications Corp. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table shows the cable television and telephony customer statistics for NTL in the United Kingdom and Ireland:

===========================================================================================================================
                                                         CABLE TELEVISION AND TELEPHONY CUSTOMERS
                                                                 AS OF SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                        "Original"                  1998                Cablelink and      UK and Ireland
                                          NTL(1)              Acquisitions (2)             BT Cable (3)     Consolidated
---------------------------------------------------------------------------------------------------------------------------
  Homes in franchise (4)                2,090,000                3,037,600                  640,500              5,768,100
---------------------------------------------------------------------------------------------------------------------------
  Homes passed                          1,423,500                2,427,500                  605,500              4,456,500
---------------------------------------------------------------------------------------------------------------------------
  Homes marketed (Tel.)                 1,230,500                2,101,600                    1,000              3,333,100
---------------------------------------------------------------------------------------------------------------------------
  Homes marketed (CATV)                 1,230,500                2,161,900                  560,600              3,953,000
---------------------------------------------------------------------------------------------------------------------------
  Total customers (5)                     615,000                  893,500                  432,000              1,940,500
---------------------------------------------------------------------------------------------------------------------------
     Dual                                 566,800                  518,600                      200              1,085,600
---------------------------------------------------------------------------------------------------------------------------
     Telephone-only (5)                    24,300                  288,500                        0                312,800
---------------------------------------------------------------------------------------------------------------------------
     Cable-only                            23,900                   86,400                  431,800                542,100
---------------------------------------------------------------------------------------------------------------------------
  Total RGUs(6)                         1,181,800                1,412,100                  432,200              3,026,100
---------------------------------------------------------------------------------------------------------------------------
  Net adds (customers) (7)                 18,800                   32,300                    7,900                 59,000
---------------------------------------------------------------------------------------------------------------------------
  Net adds (RGUs) (7)                      35,200                   79,000                    8,100                122,300
---------------------------------------------------------------------------------------------------------------------------
  Customer penetration                      50.0%                    41.3%                    77.1%                  49.1%
---------------------------------------------------------------------------------------------------------------------------
  RGU penetration                           96.0%                    65.3%                    77.1%                  76.6%
---------------------------------------------------------------------------------------------------------------------------
  Telephone penetration                     48.0%                    38.4%                    20.0%                  42.0%
---------------------------------------------------------------------------------------------------------------------------
  Cable penetration                         48.0%                    28.0%                    77.1%                  41.2%
===========================================================================================================================

(1)    Data for franchises which NTL has been developing since 1993.
(2)    Data for the following franchises: Triangle, ComTel and Diamond Cable.
(3)    Data for Cablelink (Ireland) and BT Cable (Westminster / Milton Keynes).
(4)    Franchise home information from The Media Map Datafile 2000.
(5) Excludes approximately 44,000 off-net telephony customers and over 1.25 million Internet customers.
(6) An RGU is one cable television account or one telephone account; a dual customer generates two RGUs.
(7) Total additional customers and RGUs, respectively, as compared to June 30, 2000.

                    NTL Communications Corp. and Subsidiaries


The following table shows the Internet statistics for operations wholly-owned by
NTL:

================================================================================================
                                       INTERNET CUSTOMERS AS OF SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------
                         ntlworld &
                         NTL DIRECT            UK WHOLESALE                     TOTAL NTL
------------------------------------------------------------------------------------------------
  Internet customers           399,400                853,500                      1,252,900
================================================================================================

                    NTL Communications Corp. and Subsidiaries

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL Communications Corp. ("the Company") is a wholly-owned subsidiary of NTL (Delaware), Inc.


                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of Diamond Cable Communications Limited ("Diamond") in March 1999 and Cablelink Limited ("Cablelink") in July 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition.

On November 2, 2000, the Company announced the completion of a consolidation review. Based on a comprehensive review of the combined company following the acquisition of ConsumerCo and the integration of several other acquired businesses over the last 18 months, the Company identified significant efficiency improvements and cost savings. These include the elimination of duplicate technologies and processes, consolidation of support functions and reductions in levels of management. Approximately 1,300 roles will become redundant over the next 15 months as part of the cost savings. The Company expects to realize the cost savings beginning in the latter half of 2001. The Company expects to incur a restructuring charge in fiscal 2000 as a result of this review, although to date the Company is still in the process of finalizing this charge.

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Residential telecommunications and television revenues increased to $240.3 million from $218.4 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $58.6 million and $52.1 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company continues to connect customers to its broadband network. The Company also expects revenue growth from the continuing rollout of its cable modem and digital cable television services.

National and international telecommunications revenues increased to $156.1 million from $130.6 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $11.2 million and $10.1 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase, which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $40.7 million from $40.3 million due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. This revenue increase was Pound Sterling2.4 million but was reduced by exchange rate fluctuations. The Company expects its digital broadcasting services to increase in the future.

                    NTL Communications Corp. and Subsidiaries

Operating expenses increased to $194.7 million from $184.9 million primarily as a result of costs from acquired business. The 2000 and 1999 expense includes $36.3 million and $25.6 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $214.1 million from $142.7 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $33.4 million and $16.9 million, respectively, from acquired companies.

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

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $6.0 million in 2000 were incurred for this integration effort.

Corporate expenses decreased to $2.2 million from $6.2 million due to a decrease in various overhead costs.

Depreciation and amortization expense increased to $222.4 million from $190.0 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $63.0 million and $59.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $10.3 million from income of $6.7 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income.

Interest expense decreased to $178.2 million from $185.9 million due to an increase in capitalized interest offset by the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $41.4 million and $40.3 million, respectively, related to acquisitions. Interest of $92.2 million and $79.9 million was paid in the three months ended September 30, 2000 and 1999, respectively.

Foreign currency transaction gains decreased to $31.0 million from $33.4 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company has cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

                    NTL Communications Corp. and Subsidiaries

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Residential telecommunications and television revenues increased to $732.2 million from $583.7 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $179.3 million and $101.4 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company continues to connect customers to its broadband network. The Company also expects revenue growth from the continuing rollout of its cable modem and digital cable television services.

National and international telecommunications revenues increased to $457.2 million from $349.2 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $35.4 million and $22.7 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase, which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $122.9 million from $119.9 million due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $620.5 million from $507.3 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $86.2 million and $47.2 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $537.6 million from $416.1 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $90.7 million and $37.6 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $22.3 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $19.7 million in 2000 were incurred for this integration effort.

                    NTL Communications Corp. and Subsidiaries

Corporate expenses decreased to $14.1 million from $18.4 million due to a decrease in various overhead costs.
Depreciation and amortization expense increased to $677.0 million from $518.4 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $191.4 million and $136.1 million, respectively, from acquired companies, including amortization of acquisition related intangibles.
Interest income and other, net decreased to $3.5 million from $26.8 million as a result of increases in net losses of affiliates accounted for by the equity method and decreases in interest income.
Interest expense increased to $547.8 million from $484.5 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $123.2 million and $92.6 million, respectively, related to acquisitions. Interest of $242.3 million and $172.1 million was paid in the nine months ended September 30, 2000 and 1999, respectively.

Foreign currency transaction gains (losses) decreased to a loss of $25.5 million from a gain of $22.5 million primarily due to the effect of unfavorable changes in the exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company has cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.



                         LIQUIDITY AND CAPITAL RESOURCES
The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,400.0 million from October 1, 2000 to September 30, 2001. The Company's commitments at September 30, 2000 for equipment and services through September 30, 2001 are included in the anticipated requirements. The Company had $103.9 million in cash on hand at September 30, 2000. The Company expects to fund the balance of these requirements with the proceeds from the issuance of notes in October 2000, borrowings under the NTL Communications Limited ("NTLCL") and NTL Business Limited ("NTL Business") credit agreement, borrowings under the NTLCL Pound Sterling1,300.0 million ($1,922.3 million) credit agreement or through the issuance of debt or equity to NTL (Delaware), Inc.
In October 2000, the Company issued $500.0 million principal amount of 11-7/8% Senior Notes due 2010. The Notes were issued at a price of 97.872% of the aggregate principal amount at maturity or $489.4 million. The underwriters' discount and commissions were $11.3 million. Interest is payable semiannually in cash at the rate of 11-7/8% per annum beginning on April 1, 2001. The Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 1, 2005. Also in October 2000, Pound Sterling110.6 million ($163.5 million) of the principal amount outstanding under the NTLCL and NTL Business credit agreement was repaid.

                    NTL Communications Corp. and Subsidiaries

NTLCL, a wholly-owned indirect subsidiary of the Company and NTL Business, a wholly-owned subsidiary of NTL (Delaware), Inc., have the option to draw on the unused portion of the Pound Sterling2,500.0 million ($3,696.8) commitment amounting to Pound Sterling586.7 million ($867.6) at October 31, 2000. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group.

NTLCL entered into a Pound Sterling1,300.0 million ($1,922.3 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of the Company's 11-7/8% notes, the commitment has been reduced by Pound Sterling161.8 million ($239.3 million). As of September 30, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group (as defined above), provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

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

The Company is highly leveraged. The accreted value at September 30, 2000 of the Company's consolidated long-term indebtedness is $7,931.1 million, representing approximately 108.3% of total capitalization. The following summarizes the terms of those notes issued by the Company and its subsidiaries.

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

                    NTL Communications Corp. and Subsidiaries

(3) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of Pound Sterling125.0 million ($184.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of Pound Sterling300.0 million ($443.6 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of Pound Sterling330.0 million ($488.0 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

(11) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of EURO250.0 million ($220.9 million), interest payable semiannually from May 15, 2000;

(12) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of EURO350.0 million ($309.3 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(13) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of EURO210.0 million ($185.6 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

                    NTL Communications Corp. and Subsidiaries

NTL Triangle:

(14) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

NTLCL:

(15) Credit Agreement along with NTL Business (which is not a subsidiary of the Company) of Pound Sterling2,500.0 million ($3,696.8 million) of which Pound Sterling2,012.5 million ($2,976.0 million) was outstanding at September 30, 2000, the NTLCL portion was Pound Sterling110.2 million ($163.0 million), interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate on the aggregate outstanding amount at September 30, 2000 was 8.32%, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

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

(19) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of Pound Sterling135.0 million ($199.6 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003 and;

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

                    NTL Communications Corp. and Subsidiaries

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

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash provided by operating activities was $22.2 million and $20.3 million in the nine months ended September 30, 2000 and 1999, respectively. This change is primarily due to changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $1,143.9 million in 2000 and $855.7 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

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

                    NTL Communications Corp. and Subsidiaries

PART II.      OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits.

              27.    Financial Data Schedule

    (b)       Reports on Form 8-K.

              During the quarter ended September 30, 2000, the Company filed the following current reports on Form 8-K:

              (i) Report dated August 3, 2000 (filed August 7, 2000) reporting under Item 5, Other Events, that NTL Incorporated announced its preliminary operating statistics for its residential services for the quarter ended June 30, 2000.

              (ii) Report dated September 25, 2000 (filed September 26, 2000) reporting under Item 5, Other Events, that the Company had launched an issue of $500.0 million of Senior Notes due 2010.

              No financial statements were filed with these reports.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NTL COMMUNICATIONS CORP.



Date:  November 13, 2000             By: /s/ Barclay Knapp
                                         -------------------------
                                         Barclay Knapp
                                         President and Chief Executive Officer


Date:  November 13, 2000             By: /s/ Gregg N. Gorelick
                                         --------------------------
                                         Gregg N. Gorelick
                                         Vice President-Controller
                                         (Principal Accounting Officer)