Form 10-K405
period 2000-12-31
NTL COMMUNICATIONS CORP
filed 2001-03-30
CIK 906347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

                                   (MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 16, 2001, there were 100 shares of the Registrant's common stock outstanding. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions I (1) (a) and I (1) (b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instruction I (2) (b) and I (2) (c).

                                    *********

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    *********

                                TABLE OF CONTENTS

                                                                            PAGE
  PART I
  Item 1.           Business .......................................          1
  Item 2.           Properties......................................          1
  Item 3.           Legal Proceedings ..............................          2
  Item 4.           Submission of Matters to a Vote of Security Holders       2

  PART II

  Item 5.           Market for the Registrant's Common Equity and Related
                        Stockholder Matters ........................          2
  Item 6.           Selected Financial Data ........................          2
  Item 7.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ........          3
  Item 7a.          Quantitative and Qualitative Disclosures about Market
                        Risk .......................................          9
  Item 8.           Financial Statements and Supplementary Data ....         10
  Item 9.           Changes in and Disagreements with Accountants on
                        Accounting And Financial Disclosure ........         10

  PART III

  Items 10, 11, 12, and 13 .........................................         10

  PART IV

  Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K ....................................         10

  Signatures .......................................................         16

  Index to Consolidated Financial Statements .......................        F-1


This Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

     "Safe Harbor" Statement under the Private Securities Litigation Reform
                                  Act of 1995:

   Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, industry trends, the Registrant's ability to continue to design network routes, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment and availability, terms and deployment of capital.

                                     PART I

ITEM 1.  BUSINESS.

   NTL Communications Corp. ("NTL Communications" or the "Company") is a leading broadband communications company in the U.K. and the Republic of Ireland.

Our predominant lines of business are:

- CONSUMER SERVICES including residential telephony, cable television, Internet access and interactive services;

- BUSINESS SERVICES including business telephony, national and international carrier telecommunications, Internet services and radio communications services; and

- BROADCAST TRANSMISSION AND TOWER SERVICES including digital and analog television and radio broadcasting, wireless network management, tower and site leasing and satellite distribution services.

   In this Report on Form 10-K, references to "pound sterling" "pounds sterling," "pound," "pence" or "p" are to the lawful currency of the United Kingdom, references to "euro" or "Euro" are to the lawful currency of the European Monetary Union, references to "IR pound" or "Irish punts" are to the lawful currency of the Republic of Ireland and references to "U.S. dollars," "dollars," "$" or "cent" are to the lawful currency of the United States.
Solely for the convenience of the reader, this Form 10-K contains translations of certain foreign currency amounts into U.S. dollars and certain U.S. dollar amounts into foreign currencies. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.4955 per pound 1.00, $.9388 per euro 1.00 and $1.1940 per IR pound 1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 2000. On March 16, 2001, the Noon Buying Rate was $1.4940 per pound 1.00, $.8929 per euro 1.00 and $1.1337 per IR pound 1.00.

   NTL Incorporated, a Delaware corporation, was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure, which was implemented to pursue opportunities outside of the U.K. and Ireland, was accomplished through a merger. The stockholders of NTL Communications (formerly NTL Incorporated), at the effective time of the merger became stockholders of the new holding company, and NTL Communications became a subsidiary of the new holding company. The new holding company took the name NTL Incorporated.

   NTL Incorporated completed a second reorganization in May 2000, A new holding company structured, which was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc ("CWC") (the operations acquired from CWC are called "ConsumerCo"), was accomplished through a merger. The stockholders of NTL (Delaware), Inc., (formerly NTL Incorporated), at the effective time of the merger became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company. The new holding company then took the name NTL Incorporated.

    On February 21, 2001, NTL Incorporated contributed the assets of ConsumerCo to NTL Communications and NTL (Delaware), Inc. ("NTL Delaware") contributed the assets of NTL Business Limited ("NTL Business") (formerly Workplace Technologies plc) to NTL Communications. NTL Group Limited, a wholly-owned indirect subsidiary of NTL Communications, which was acquired in 1996, has a 30-year history in the United Kingdom as a provider of reliable communications services. NTL Communications conducts its operations through direct and indirect wholly-owned subsidiaries. NTL Communications' principal executive office is located at 110 East 59th Street, New York, New York 10022, and its telephone number is (212) 906-8440.


ITEM 2.  PROPERTIES.

    We own, lease or occupy under license business unit and regional head-offices throughout the United Kingdom and Ireland, our corporate head-office in Hook, England, and retail shops in the United Kingdom. In addition, we own or lease switching centers/head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment used in the United Kingdom and Ireland.

   We own, lease or occupy under license properties in the United Kingdom for our broadcast transmission and tower services business, of which the majority are used as transmitter sites. In addition, we also are the lessee or licensee for additional transmitter sites, which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Omitted pursuant to General Instructions I (2) (c) of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS.

   The Company is an indirect wholly-owned subsidiary of NTL Incorporated.


ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                       (IN MILLIONS)

                                                  YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------------
                                 2000        1999          1998        1997         1996
                              ---------  ------------  -----------  ----------- ------------
                                              (1)           (2)                     (3)
  Income statement data:
  Operating revenues          $   1,765.4  $ 1,477.9     $    747.0  $    491.8   $  228.3
  (Loss) before
     extraordinary item          (1,524.1)    (712.0)        (503.9)     (328.6)    (254.5)
  Net (loss)                     (1,524.1)    (715.0)        (534.6)     (333.1)    (254.5)

                                                AS OF DECEMBER 31, 2000
                              -------------------------------------------------------------
                                   2000        1999          1998        1997         1996
                                 ---------  ------------  ----------  ------------ ------------
                                                (1)           (2)                      (3)
  Working capital
     (deficiency)             $   (448.6)  $     440.9   $   600.5   $    (52.3)  $  242.1
  Fixed assets, net              5,984.0       5,340.5     3,854.4      1,757.0    1,459.5
  Total assets                   9,220.0       9,502.3     6,194.1      2,421.6    2,454.6
  Long-term debt                 8,798.7       7,598.0     5,043.8      2,015.1    1,732.2
  Redeemable  preferred stock         --            --       124.1        108.5         --
  Shareholder's equity
     (deficiency)                (979.5)         900.5       355.2       (61.7)      328.1

(1) In March 1999, the Company purchased Diamond Cable Communications plc ("Diamond") for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In July 1999, the Company acquired Cablelink Limited ("Cablelink") for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. The net assets and results of operations of Diamond and Cablelink are included in the consolidated financial statements from their respective dates of acquisition.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 and 1999

As a result of the completion of the acquisitions of Diamond in March 1999 and Cablelink in July 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition.

For the year ended December 31, 1999, certain revenues have been reclassified from business telecommunications to broadcast transmission and other and certain costs have been reclassified from operating expenses to selling, general and administrative expenses to conform to the 2000 classifications.

Consumer telecommunications and television revenues increased to $986.1 million from $827.3 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $241.5 million and $162.4 million, respectively, from acquired companies. The Company's immediate goal is to drive the majority of revenue growth from ARPU increases rather than adding new customers; this allows the Company to maintain revenue targets, has a lower capital requirement, due to fewer installations, and drives higher EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and higher initial maintenance costs.

Business telecommunications revenues increased to $515.5 million from $393.3 million as a result of acquisitions, customer growth and increases in carrier services revenues. The 2000 and 1999 revenue includes $47.6 million and $33.6 million, respectively, from acquired companies. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and promoting broadband for small businesses. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $263.8 million from $257.3 million due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expense) increased to $842.4 million from $703.6 million as a result of increases in interconnection costs and programming costs due to customer growth. Operating expenses as a percentage of revenues increased to 47.7% from 47.6%. The 2000 and 1999 expense includes $121.8 million and $84.0 million respectively, from acquired companies.

Selling, general and administrative expenses increased to $717.9 million from $562.9 million as a result of increases in telecommunications and cable television sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $126.7 million and $52.5 million respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the Independent Television Commission ("ITC") to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $16.5 million in 1999.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated's common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. This change did not affect the exercise price of options granted to the Chairman of the Board, the President and Chief Executive Officer and the Company's Directors. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, NTL Incorporated is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of NTL Incorporated's common stock and the exercise price of the vested options while the options remain outstanding. There was no compensation expense recognized in the year ended December 31, 2000 as a result of these option modifications.

Other charges of $82.0 million in 2000 include restructuring costs of $55.2 million and information technology integration costs of $26.8 million. Restructuring costs relate to NTL Incorporated's announcement in November 2000 of its completion of a consolidation review. Based on a comprehensive review of the combined company following NTL Incorporated's acquisition of ConsumerCo in May 2000 and the integration of several other acquired businesses, NTL Incorporated identified significant efficiency improvements and cost savings. The Company's restructuring provision includes employee severance and related costs of $39.5 million for approximately 1,900 employees to be terminated and lease exit costs of $15.7 million. As of December 31, 2000, approximately 290 of the employees had been terminated. None of the provision had been utilized through December 31, 2000. The information technology integration costs of $26.8 million were incurred for the integration of acquired companies' information technology. Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts.

Corporate expenses decreased to $23.7 million from $25.3 million due to a decrease in various overhead costs.

Depreciation and amortization expense increased to $867.6 million from $762.9 million due to an increase in depreciation of telecommunications and cable television equipment. The 2000 and 1999 expense includes $233.2 million and $187.7 million respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to $(6.2) million from $29.8 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income.

Interest expense increased to $751.1 million from $678.0 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $163.7 million and $133.8 million, respectively, from acquired companies. Interest of $323.8 million and $221.6 million was paid in the years ended December 31, 2000 and 1999, respectively.

Other gains of $493.1 million in 1999 are from the sale of the Company's investment in Cable London.

Foreign currency transaction (losses) gains decreased to losses of $58.6 million from gains of $22.7 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

The Company recorded an extraordinary loss from the early extinguishment of debt of $3.0 million in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition.

YEARS ENDED DECEMBER 31, 1999 and 1998

As a result of the completion of the acquisitions of ComTel in June and September 1998, NTL (Triangle) LLC (formerly Comcast U.K. Cable Partners Limited) ("NTL Triangle") in October 1998, EGT in December 1998, Diamond in March 1999 and Cablelink in July 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results except for the results of operations of ComTel, NTL Triangle and EGT from the dates of acquisition.

For the years ended December 31, 1999 and 1998, certain revenues have been reclassified from business telecommunications to broadcast transmission and other and certain costs have been reclassified between selling, general and administrative expenses and operating expenses to conform to 2000 classifications.

Consumer telecommunications and television revenues increased to $827.3 million from $355.6 million primarily as a result of customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $467.2 million and $74.2 million, respectively, from acquired companies.

Business telecommunications revenues increased to $393.3 million from $157.7 million as a result of acquisitions, customer growth and increases in carrier service revenues. The 1999 and 1998 revenue includes $141.6 million and $8.5 million, respectively from acquired companies. Carrier services revenues increased due to growth in telephone services provided by the Company's wholesale operation to other telephone companies. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $257.3 million from $231.3 million due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services and from increases in satellite and media services used by broadcast and media customers.

Other telecommunications revenues decreased to zero from $2.4 million due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $703.6 million from $400.9 million as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $272.1 million and $51.1 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $562.9 million from $270.7 million as a result of increases in telecommunications and cable television sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, $47.4 million of the increase was due to the new national brand and advertising campaign, which began in the second quarter of 1999 and continued into 2000. The 1999 and 1998 expense includes $215.8 million and $25.1 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees decreased to $16.5 million from $25.0 million due to the reversal of the accrued liability for franchise fees of $13.6 million. The 1999 amount includes Diamond franchise fees of $5.0 million.

Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts. Other charges of $4.2 reversed in 1998 were the result of changes to a restructuring reserve that was recorded in 1997.

Corporate expenses increased to $25.3 million from $17.1 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $762.9 million from $266.1 million due to an increase in depreciation of telecommunications and cable television equipment. The 1999 and 1998 expense includes $404.2 million and $45.9 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $678.0 million from $328.8 million due to the issuance of additional debt and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $184.8 million from acquired companies. Interest of $221.6 million and $118.3 million was paid in the years ended December 31, 1999 and 1998, respectively.

Other gains of $493.1 million in 1999 are from the sale of the Company's investment in Cable London.

Foreign currency transaction gains increased to $22.7 million from $4.2 million primarily due to favorable changes in the exchange rate on the Company's pounds sterling and Euro denominated notes in 1999.

The Company recorded an extraordinary loss from the early extinguishment of debt of $3.0 million in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition. The Company recorded an extraordinary loss from the early extinguishment of debt of $30.7 million in 1998 as a result of the redemption of the 10-7/8% Notes and the repayment of a bank loan.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges will be recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, and as adjusted for the contributions of ConsumerCo and NTL Business from NTL Incorporated and NTL Delaware, respectively, will aggregate up to approximately $1,900.0 million in 2001. The Company's commitments at December 31, 2000 for equipment and services through 2001 of approximately $162.0 million are included in the anticipated requirements. Including the cash on hand at ConsumerCo and NTL Business, the Company had approximately $423.5 million in cash and securities on hand at December 31, 2000. The Company expects to utilize the proceeds from the issuance of notes in January and February 2001 and a portion of its bank credit facilities to fund the balance of these requirements.

In January 2001, the Company issued euro 200.0 million ($187.8 million) principal amount of 12-3/8% Senior Notes due 2008. In February 2001, the Company issued an additional euro 100.0 million principal amount of 12-3/8% Senior Notes due 2008 at a price of 101.0% of the aggregate principal amount at maturity, plus accrued interest, or euro 101.5 million ($95.3 million) (together, the "2001 Euro Notes"). The underwriter's discount and commissions were euro 6.8 million ($6.4 million). Interest is payable semiannually in cash at the rate of 12-3/8% per annum beginning on August 1, 2001. The 2001 Euro Notes may not be redeemed by the Company except in limited circumstances.

NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company and NTL Business, effective February 21, 2001, a wholly-owned direct subsidiary of the Company, have the option to draw on the unused portion of the pound sterling 2,500.0 million ($3,738.8 million) commitment amounting to pound sterling 222.8 million ($333.2 million) at December 31, 2000. NTLCL had pound sterling 250.9 million ($375.3 million) and NTL Business had pound sterling 2,026.3 million ($3,030.3 million) outstanding under the credit agreement at December 31, 2000. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group, as defined. For purposes of this credit agreement, Diamond and subsidiaries and NTL Triangle and subsidiaries and certain other entities are excluded from the UK Group.

NTLCL entered into a pound sterling 1,300.0 million ($1,944.2 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of the Company's 11-7/8% notes, and the issuance in January and February 2001 of euro 300.0 million aggregate principal amount of the Company's 2001 Euro Notes, the commitment was reduced by pound sterling
255.1 million ($381.4 million). As of December 31, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

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

The accreted value at December 31, 2000 of the Company's consolidated long-term indebtedness, as adjusted for the contribution of ConsumerCo and NTL Business from NTL Incorporated and NTL Delaware respectively, is $11,843.4 million, representing approximately 76.2% of total capitalization. The following summarizes the terms of the significant credit facilities and notes issued by the Company and its subsidiaries.

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

(3) 10% Senior Notes due February 15, 2007, principal amount of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount of pound sterling 125.0 million ($186.9 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($448.7 million), interest payable semiannually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($493.5 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(8) 11-1/2% Senior Notes due October 1, 2008, principal amount of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(9) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(11) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount of euro 250.0 million ($234.7 million), interest payable semiannually beginning on May 15, 2000;

(12) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount of euro 350.0 million ($328.6 million), interest payable semiannually beginning on May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(13) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($197.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(14) 11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(15) 12-3/8% Senior Euro Notes due February 1, 2008, principal amount at maturity of euro 300.0 million, interest payable semiannually beginning on August 1, 2001;

NTLCL:

(16) Credit Agreement of pound sterling 1,300.0 million ($1,944.2 million), no amounts were outstanding at December 31, 2000, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance in October 2000 of $500.0 million aggregate principal amount of the Company's 11-7/8% senior notes and the issuance in January and February 2001 of euro
     300.0 million aggregate principal amount of the Company's 12-3/8% senior notes, the commitment was reduced by pound sterling 255.1 ($381.4 million);

NTLCL and NTL Business:

(17) Credit Agreement of pound sterling 2,500.0 million ($3,738.3 million), of which pound sterling 2,277.2 million ($3,405.6 million) was outstanding at December 31, 2000, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate of 8.283% at December 31, 2000, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;


NTL Triangle:

(18) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(19) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond's option on or after September 30, 1999;

(20) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(21) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(22) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($201.9 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(23) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by operating activities was $37.3 million and $71.5 million in the years ended December 2000 and 1999, respectively. Cash paid during the year for interest exclusive of amounts capitalized was $242.5 million and $179.8 million in 2000 and 1999, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $1,550.5 million in 2000 and $1,196.5 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

Proceeds from borrowings, net of financing costs, was from the Company's issuance of its 11-7/8% senior notes in the amount of $476.4 million net of unamortized discount and $548.1 million of borrowings under bank credit facilities. Included in principal repayments is $73.7 million related to the Company's redemption of its Variable Rate Redeemable Guaranteed Loan Notes and $167.7 million of repayments of amounts borrowed under bank credit facilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company has entered into derivative financial instruments to hedge exposure to movements in the British pound/U.S. dollar exchange rate. The counterparties are major financial institutions.

FOREIGN EXCHANGE CONTRACTS

To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. At December 31, 2000, the Company had approximately $178.8 million in cash equivalents denominated in foreign currencies to reduce this risk. In addition, the Company's pounds sterling and euro denominated notes also reduce this risk. Furthermore, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. In October 2000, the Company entered into cross currency swaps to hedge exposure to movements in the British pound to U.S. dollar exchange rate. The notional amount of the cross currency swaps was pound sterling 135.0 million at December 31, 2000.

INTEREST RATES

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The following table provides information about the Company's long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

                                 YEAR                          YEAR             YEAR           YEAR
                                ENDING                        ENDING           ENDING         ENDING
                               12/31/01                      12/31/02         12/31/03       12/31/04
                               --------                      --------        --------        --------
                                                      (IN MILLIONS)
Long-term Debt Including Current Portion
U.S. dollars
  Fixed Rate                                        -                -             -                 $285.1
  Average Interest Rate                                                                               13.25%

U.K. pound
  Fixed Rate                                        -                -             -                      -
  Average Interest Rate
  Average Forward Exchange
    Rate

Euro

  Fixed Rate                                        -                -             -                      -
  Average Interest Rate
  Average Forward Exchange
    Rate

U.K. pound
  Floating Rate                                     -                -             -      pound sterling 9.9


  Average Interest Rate                                                                       LIBOR
                                                                                            plus2.25%
  Average Forward Exchange
    Rate                                                                                      1.5009


Currency Swap Agreements Related to Long-term Debt

Receipt of U.S. Dollars
  Notional U.K. Pound Amount     pound sterling 135.0                -             -                      -
  Average Contract Rate                        1.4765




                                       YEAR                                                                   FAIR
                                      ENDING                                                                  VALUE
                                     12/31/05                 THEREAFTER              TOTAL                  12/31/00
                                     --------                 ----------              -----                  --------
                                                                        (IN MILLIONS)
Long-term Debt Including Current Portion
U.S. dollars
  Fixed Rate                                   $808.8             $5,972.1                    $7,066.0                 $5,505.1
  Average Interest Rate                         12.09%               10.54%

U.K. pound
  Fixed Rate                                        - pound sterling 890.0        pound sterling 890.0     pound sterling 516.7
  Average Interest Rate                                              10.09%
  Average Forward Exchange
    Rate                                                            1.5097

Euro

  Fixed Rate                                        -           euro 810.0                  euro 810.0               euro 614.4
  Average Interest Rate                                              10.10%
  Average Forward Exchange
    Rate                                                             .9717

U.K. pound
  Floating Rate                  pound sterling 241.0                    -        pound sterling 250.9    pound sterling 250.9


  Average Interest Rate                      LIBOR
                                         5% Plus 2.25%
  Average Forward Exchange
    Rate                                       1.5014


Currency Swap Agreements Relat

Receipt of U.S. Dollars
  Notional U.K. Pound Amount                        -                    -        pound sterling 135.0     pound sterling (1.5)
  Average Contract Rate


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                         (IN MILLIONS)
                                                             2000
                                 --------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                 --------------------------------------------------------------
                                  MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                  --------       -------       ------------     -----------
 Revenues                          $436.6        $438.6           $437.1           $453.1
 Operating (loss)                  (163.3)       (191.0)         (202.3)          (211.6)
 Net (loss)                        (326.6)       (429.4)         (351.6)          (416.5)


                                                             1999
                                 --------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                 --------------------------------------------------------------
                                  MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                  --------       -------       ------------     -----------
                                                                                    (1)
 Revenues                          $313.4        $350.1           $389.3           $425.1
 Operating (loss)                  (121.3)       (166.3)         (142.2)           (179.7)
 (Loss) income before
   extraordinary item              (230.4)       (346.5)         (288.0)            152.9
 Net (loss) income                 (230.4)       (346.5)         (288.0)            149.9



 (1)In November 1999, the Company sold its investment in Cable London for cash of approximately $692.5 million and recognized a gain of $493.1 million.


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

             (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

             (3)  Exhibits - See Exhibit Index on page 11.

       (b) During the fourth quarter of 2000, the Company filed the following Current Report on Form 8-K: Form 8-K, dated September 28, 2000 (filed October 3, 2000) under Item 5. Reporting the pricing of $500.0 million of its 11-7/8% Senior Notes.

       (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

       (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

2.1 Agreement and Plan of Merger, dated as of February 9, 2000, among NTL Incorporated, NTL (Delaware), Inc. and Holdings Merger Sub Inc. (Incorporated by reference to the Registration Statement on Form S-3/A
        Exhibit 2.1, File No. 333-36434)

2.2 Agreement and Plan of Merger, dated as of March 26, 1999, among NTL Incorporated, NTL Communications and NTL Merger Inc. (Incorporated by reference to the Registration Statement on Form S-3, File No. 333-72335)

2.3 Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, among NTL Incorporated, NTL (Bermuda) Limited, and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-64727)

2.4 Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, among NTL Incorporated, NTL (Bermuda) Limited and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-64727)

2.5 Share Exchange Agreement, dated as of June 16, 1998, as amended, among NTL Incorporated and the shareholders of Diamond Cable Communications plc (Incorporated by reference to the Proxy Statement, filed by NTL Communications (File No. 0-22616) on January 29, 1999)

2.6 Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, among NTL Incorporated and the shareholders of Diamond Cable, Communications plc (Incorporated by reference to the Form 8-K filed by NTL Communications (File No. 0-22616) on December 23, 1998)

2.7 Transaction Agreement, dated as of July 26, 1999, by and between, Bell Atlantic Corporation, Cable & Wireless plc, Cable & Wireless Communications plc and NTL Incorporated (Incorporated by reference to the Proxy Statement (File No. 000-25691), filed on February 11, 2000)

2.8 Investment Agreement, dated as of July 26, 1999, by and between, NTL Incorporated and France Telecom S.A. (Incorporated by reference to the Proxy Statement (File No. 000-25691), filed on February 11, 2000)

2.9(a) Amendment No. 1 to the Investment Agreement, dated as of August 6, 1999 (Incorporated by reference to the Proxy Statement, filed on February 11,
        2000)

2.9(b) Amendment No. 2 to the Investment Agreement, dated as of October 8, 1999 (Incorporated by reference to the Proxy Statement filed on February 11,
        2000)

2.10 Purchase Agreement, dated as of February 17, 2000, by and between France Telecom, S.A. and NTL Incorporated (Incorporated by reference to the Form 8-K, filed on February 22, 2000)

2.11 Transaction Agreement dated as of December 12, 1999 among Cablecom Holding AG and NTL Incorporated and certain other parties thereto (Incorporated by reference to the 1999 Form 10-K (File No. 000-25691), filed on March 17, 2000)

3.1 Restated Certificate of Incorporation of NTL Communications Corp. (Incorporated by reference to the Form S-3 (File No. 333-72335), filed on June 3, 1999)

3.2 By-Laws of NTL Communications Corp. (Incorporated by reference to the Form S-3 (File No. 333-72335), filed on June 3, 1999)

4.1     Specimen of Common Stock Certificate (Incorporated by reference to
        Exhibit 4.1 to the Registration Statement on Form S-1, File No.
        33-63570)

4.2 Warrant Agreement, dated February 14, 1996 between NTL Incorporated and Chemical Bank as Warrant Agent (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.3     Form of Warrant to Purchase Common Stock (included in Exhibit 4.2)

4.4 Indenture, dated as of April 20, 1995, by and between NTL Communications Corp. and Chemical Bank as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 33-92794)

4.5 Indenture, dated as of January 30, 1996, by and between NTL Communications Corp. and Chemical Bank as Trustee, with respect to the 11-1/2% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.6 First Supplemental Indenture, dated as of January 23, 1996, by and among NTL Communications Corp. and Chemical Bank, as Trustee, with respect to the 10% Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.7 Indenture, dated as of February 12, 1997, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference to the 1996 Form 10-K, filed by NTL Communications (File No. 0-22616) on March 28,
        1997)

4.8 Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9-1/2% Senior Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.9 Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9-3/4% Senior Deferred Coupon Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.10 Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10-3/4% Senior Deferred Coupon Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.11 Indenture, dated as of November 2, 1998, by and among NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 11-1/2% Senior Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30,
        1999)

4.12 Indenture, dated as of November 6, 1998, by and among NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 12-3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.13 Indenture, dated as of December 16, 1998, by and among NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30,1999)

4.14 First Supplemental Indenture, dated as of March 31, 1999, between NTL Incorporated, NTL Communications Corp. and The Chase Manhattan Bank (Trustee), with respect to the 7% Convertible Subordinated Notes due 2008 ($600,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-72335)

4.15 Second Supplemental Indenture, dated as of March 16, 2000, between NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank (Trustee), with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the Registration Statement on Form S-3/A (File No. 333-42792), filed on August 30, 2000)

4.16 Third Supplemental Indenture, dated as of May 17, 2000, between NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank (Trustee), with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the Registration Statement on Form S-3/A (File No. 333-42792), filed on August 30, 2000)

4.17 Indenture, dated as of April 14, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-3/4% Senior Deferred Coupon Notes due 2009 (pound sterling 330,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-78405)

4.18 Indenture, dated as of February 6, 1998, between Diamond Holdings plc (Issuer), Diamond Cable Communications plc (Guarantor), and The Bank of New York (Trustee), with respect to the 10% Senior Notes due February 1, 2008 (pound sterling 135,000,000 principal amount) and 9-1/8% Senior Notes due February 1, 2008 (pound sterling 110,000,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-4, File No. 333-48413)

4.19 Indenture, dated as of February 27, 1997, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), with respect to the 10-3/4% Senior Discount Notes due February 15, 2007 ($420,500,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-4, File No. 333-25193)

4.20 Indenture, dated as of December 15, 1995, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), with respect to the 11-3/4% Senior Discount Notes due December 15, 2005 (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-1, File No. 33-98374)

4.21 Indenture, dated as of November 11, 1995, between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to the Registration Statement on Form S-1 of NTL Triangle LLC (File No. 33-96932) declared effective November 9, 1995)

4.22 Indenture, dated as of September 28, 1994, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), with respect to the 13-1/4% Senior Discount Notes due September 30, 2004 (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-1, File No. 33-83740)

4.23 First Supplemental Indenture, dated as of March 31, 1996, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee) (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-1, File No. 33-83740)

4.24 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-1/4% Senior Notes due 2006 (euro 250,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No.333-95267)

4.25 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-7/8% Senior Notes Due 2009 (euro 350,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.26 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 11-1/2% Senior Deferred Coupon Notes due 2009 (euro 175,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.27 Indenture, dated as of December 22, 1999, between NTL Incorporated (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 5-3/4% Convertible Subordinated Notes Due 2009 ($1,200,000,000 principal amount) (Incorporated by reference to the 1999 Form 10-K filed by NTL Incorporated (File No. 000-25691) on March 17, 2000)

4.28 First Supplemental Indenture, dated as of May 17, 2000, between NTL Incorporated and The Chase Manhattan Bank (Trustee) (Incorporated by reference to the Registration Statement on Form S-3/A (File No. 333-36434), filed on July 14, 2000)

4.29 Indenture, dated as of October 2, 2000, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 11-7/8% Senior Notes due 2010 (Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-48648), filed on October 26, 2000)

4.30 Indenture, dated as of January 24, 2001, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 12-3/8% Senior Notes due 2008 (Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-55288), filed on February 9, 2001)

4.31 Indenture, dated as of April 14, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-3/4% Senior Notes due 2009 (Incorporated by reference to the Registration Statement

4.32 Registration Rights Agreement, dated as of December 16, 1998 by and among NTL Communications Corp. and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Chase Securities Inc., Salomon Smith Barney Inc, BT Alex. Brown Incorporated and Warburg Dillon Read LLC with respect to the 7% Convertible Subordinated Notes due 2008. (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.33 Registration Rights Agreement, dated as of January 24, 2001, by and among NTL Communications Corp. and Morgan Stanley & Co. International Limited, J.P. Morgan Securities Ltd., Goldman Sachs International, Bank of America International Limited, BNP Paribas Securities Corp., CIBC World Markets plc and the Royal Bank of Scotland plc (Incorporated by reference to NTL Communication Corp.'s Registration Statement on Form S-4 (File No. 333-55288), filed on February 9, 2001)

4.34 Registration Rights Agreement, dated as of February 8, 2001, by and among NTL Communications Corp. and Morgan Stanley & Co. International Limited, J.P. Morgan Securities Ltd., Goldman Sachs International, Bank of America International Limited, BNP Paribas Securities Corp., CIBC World Markets plc and the Royal Bank of Scotland plc (Incorporated by reference to NTL Communication Corp.'s Registration Statement on Form S-4 (File No. 333-55288), filed on February 9, 2001)

4.35 Rights Agreement entered into by NTL Incorporated and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2, to the Registration Statement on Form S-1, File No.
        33-63570)

4.35(a) Amendment No. 1 to the Rights Agreement, dated as of March 31, 1999, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Registration Statement on Form S-8, File No. 333-76601)

4.35(b) Amendment No. 2 to the Rights Agreement, dated as of October 23, 1999, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the 1999 Form 10-K Incorporated (File No. 000-25691), filed on March 17, 2000)

4.35(c) Amendment No. 3 to the Rights Agreement, dated as of March 28, 2000, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent*

4.35(d) Amendment No. 4 to the Rights Agreement, dated as of May 17, 2000, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent*

4.35(e) Amendment No. 5 to the Rights Agreement, dated as of May 25, 2000, between Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent*

10.1 Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

10.2 Rules of the NTL Sharesave Plan, adopted by NTL Incorporated on October 28, 1997 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.3 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference to the 1999 Form 10-K (File No. 000-25691), filed on March 17, 2000)

10.4 1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.5 Bridge Loan Agreement, dated as of March 17, 1999, among NTL Incorporated the Lenders named therein and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.6 Agreement, dated August 14, 1998, among TeleWest Communications PLC, TeleWest Communications Holdings Limited, NTL (Bermuda) Limited, and NTL Incorporated (Incorporated by reference to the Form 8-K, filed by NTL Communications (File No. 0-22616) on August 18, 1998)

10.7 Note Purchase Agreement, dated as of February 4, 2000, between NTL Incorporated and Morgan Stanley and Co. Incorporated re: Senior Increasing Rate Notes due 2001 (pound sterling 2,376,000,000 principal amount) (Incorporated by reference to the Proxy Statement, filed February 11, 2000)

10.8 Credit Agreement, dated as of May 30, 2000, between NTL Communications Corp., NTL (UK) Group, Inc., NTL Communications Limited, Morgan Stanley Dean Witter Bank Limited and Chase Manhattan PLC*

10.9 Credit Agreement relating to the acquisition of Cable & Wireless Communications (Holdings) PLC, dated as of May 30, 2000, between NTL Communications Limited, NTL Business Limited, NTL Communications Corp., Chase Manhattan PLC and Morgan Stanley Dean Witter Limited, Chase Manhattan International Limited*

23      Consent of Ernst & Young LLP*

------------
* Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2001


NTL COMMUNICATIONS CORP.

By: /s/ Barclay Knapp
    -----------------
    President and Chief Executive Officer
    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----

/s/ Barclay Knapp                   President and Chief                       March 30, 2001
-----------------------------
                                    Executive Officer
                                    (Principal Executive Officer)

/s/ George S. Blumenthal            Chairman of the Board                     March 30, 2001
-----------------------------       and Treasurer


/s/ John F. Gregg                   Chief Financial Officer                   March 30, 2001
-----------------------------       (Chief Financial Officer)


/s/ Gregg N. Gorelick               Vice President-Controller                 March 30, 2001
-----------------------------       (Principal Accounting Officer)


/s/ Sidney R. Knafel                Director                                  March 30, 2001
-----------------------------


/s/ Ted H. McCourtney               Director                                  March 30, 2001
-----------------------------


/s/ Del Mintz                       Director                                  March 30, 2001
-----------------------------


/s/ Alan J. Patricof                Director                                  March 30, 2001
-----------------------------


/s/ Warren Potash                   Director                                  March 30, 2001
-----------------------------


/s/ Michael S. Willner              Director                                  March 30, 2001
-----------------------------


/s/ Jean-Louis Vinciguerra          Director                                  March 30, 2001
-----------------------------


/s/ Michel Bertinetto               Director                                  March 30, 2001
-----------------------------



/s/ Bernard Izerable                Director                                  March 30, 2001
-----------------------------

                        Form 10-K--Item 14(a)(1) and (2)

                    NTL Communications Corp. and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules




The following consolidated financial statements of NTL Communications Corp. and subsidiaries are included in Item 8:

Report of Independent Auditors ........................................................ F-2
Consolidated Balance Sheets - December 31, 2000 and 1999 .............................. F-3
Consolidated Statements of Operations -
  Years ended December 31, 2000, 1999 and 1998 ........................................ F-5
Consolidated Statement of Shareholder's Equity (Deficiency) -
  Years ended December 31, 2000, 1999 and 1998 ........................................ F-6
Consolidated Statements of Cash Flows -
  Years ended December 31, 2000, 1999 and 1998 ........................................ F-8
Notes to Consolidated Financial Statements ........................................... F-10


The following consolidated financial statement schedules of NTL Communications
Corp. and subsidiaries are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant ........................... F-27
Schedule II - Valuation and Qualifying Accounts ...................................... F-33

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         Report of Independent Auditors




The Board of Directors and Shareholder
NTL Communications Corp.

We have audited the consolidated balance sheets of NTL Communications Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Communications Corp. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                   ERNST & YOUNG LLP



New York, New York
March 2, 2001

                    NTL Communications Corp. and Subsidiaries
                           Consolidated Balance Sheets
                              (dollars in millions)





                                                                       DECEMBER 31,
                                                                  2000              1999
                                                            ------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $374.4          $1,070.1
  Marketable securities                                                  -                 5.0
  Accounts receivable - trade, less allowance for doubtful
    accounts of $85.8 (2000) and $83.0 (1999)                          370.4             249.9
  Other                                                                207.4              66.6
                                                            ------------------------------------
Total current assets                                                   952.2           1,391.6

Fixed assets, net                                                    5,984.0           5,340.5
Intangible assets, net                                               2,096.6           2,474.1
Other assets, net of accumulated amortization  of $72.3
  (2000) and $49.2 (1999)                                              182.3             296.1
Deferred income taxes                                                    4.9               -
                                                            ------------------------------------
Total assets                                                        $9,220.0          $9,502.3
                                                            ====================================

                    NTL Communications Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)
                              (dollars in millions)




                                                                          DECEMBER 31,
                                                                     2000               1999
                                                              --------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                        $347.4           $198.6
  Accrued expenses and other                                               531.9            365.2
  Accrued construction costs                                               126.8             79.3
  Due to affiliates                                                         44.0              7.9
  Interest payable                                                         102.4             69.1
  Deferred revenue                                                         244.9            148.0
  Current portion of long-term debt                                          3.4             82.6
                                                              --------------------------------------
Total current liabilities                                                1,400.8            950.7

Long-term debt                                                           8,798.7          7,598.0
Commitments and contingent liabilities
Deferred income taxes                                                      -                 53.1

Shareholder's equity (deficiency):
  Common stock - $.01 par value; authorized, issued and
    outstanding 100 shares                                                   -                -
  Additional paid-in capital                                             2,879.3          2,863.7
  Accumulated other comprehensive (loss) income                           (369.1)             2.4
  (Deficit)                                                             (3,489.7)        (1,965.6)
                                                              --------------------------------------
                                                                          (979.5)           900.5
                                                              --------------------------------------
Total liabilities and shareholder's equity (deficiency)                 $9,220.0         $9,502.3
                                                              ======================================

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                      Consolidated Statements of Operations
                              (dollars in millions)



                                                               YEAR ENDED DECEMBER 31,
                                                         2000          1999            1998
                                                     ---------------------------------------------
REVENUES
Consumer telecommunications and television                $986.1        $827.3         $ 355.6
Business telecommunications                                515.5         393.3           157.7
Broadcast transmission and other                           263.8         257.3           231.3
Other telecommunications                                     -             -               2.4
                                                     ---------------------------------------------
                                                         1,765.4       1,477.9           747.0

COSTS AND EXPENSES
Operating expenses                                         842.4         703.6           400.9
Selling, general and administrative expenses               717.9         562.9           270.7
Franchise fees                                               -            16.5            25.0
Other charges                                               82.0          16.2            (4.2)
Corporate expenses                                          23.7          25.3            17.1
Depreciation and amortization                              867.6         762.9           266.1
                                                     ---------------------------------------------
                                                         2,533.6       2,087.4           975.6
                                                     ---------------------------------------------
Operating (loss)                                          (768.2)       (609.5)         (228.6)

OTHER INCOME (EXPENSE)
Interest income and other, net                              (6.2)         29.8            46.0
Interest expense                                          (751.1)       (678.0)         (328.8)
Other gains                                                  -           493.1             -
Foreign currency transaction (losses) gains                (58.6)         22.7             4.2
                                                     ---------------------------------------------
(Loss) before income taxes and extraordinary item       (1,584.1)       (741.9)         (507.2)
Income tax benefit                                          60.0          29.9             3.3
                                                     ---------------------------------------------
(Loss) before extraordinary item                        (1,524.1)       (712.0)         (503.9)
Loss from early extinguishment of debt                       -            (3.0)          (30.7)
                                                     ---------------------------------------------
Net (loss)                                             $(1,524.1)      $(715.0)        $(534.6)
                                                     =============================================

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
          Consolidated Statement of Shareholder's Equity (Deficiency)
                              (dollars in millions)

                                                       SERIES PREFERRED STOCK           COMMON STOCK
                                                           $.01 PAR VALUE              $.01 PAR VALUE
                                                       SHARES          PAR          SHARES          PAR
                                                    ---------------------------------------------------------
   Balance, December 31, 1997                              780           $ -      32,210,000          $0.3
   Exercise of stock options                                                         298,000           -
   Exercise of warrants                                                               70,000           -
   Accreted dividends on preferred stock
   Accretion of discount on preferred stock
   Conversion of 7-1/4% Convertible Subordinated
     Notes                                                                         6,958,000           0.1
   Conversion of Series Preferred Stock                   (780)            -       1,950,000           -
   Preferred stock issued for an acquisition           177,000             -
   Common stock issued for an acquisition                                         18,763,000           0.2
   Warrants issued in connection with consent
     solicitations
   Comprehensive income:
   Net loss for the year ended December 31, 1998
   Currency translation adjustment
       Total
                                                    ---------------------------------------------------------
   Balance, December 31, 1998                          177,000             -      60,249,000           0.6
   Exercise of stock options                                                         432,000           -
   Exercise of warrants                                                               15,000           -
   Preferred stock issued for cash                     500,000             -
   Warrants issued for cash
   Accreted dividends on preferred stock                 4,000
   Accretion of discount on preferred stock
   Conversion of 7% Convertible Subordinated Notes                                     1,000           -
   Common stock issued for an acquisition                                         12,705,000           0.1
   Stock options issued in connection with an
     acquisition
   Corporate restructuring                            (681,000)            -     (73,401,900)         (0.7)
   Distribution to NTL Incorporated
   Contributions from NTL Incorporated
   Distribution of subsidiary to NTL Incorporated
   Comprehensive income:
   Net loss for the year ended December 31, 1999
   Currency translation adjustment
       Total
                                                    ---------------------------------------------------------
   Balance, December 31, 1999                                -             -               -           -
   Contributions from NTL (Delaware), Inc.
   Comprehensive loss:
   Net loss for the year ended December 31, 2000
   Currency translation adjustment
       Total
                                                    ---------------------------------------------------------
   Balance, December 31, 2000                                -           $ -             100          $ -
                                                    =========================================================


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
     Consolidated Statement of Shareholder's Equity (Deficiency) (continued)
                              (dollars in millions)


                                                                                    ACCUMULATED
                                                    ADDITIONAL                         OTHER
                                                     PAID-IN     COMPREHENSIVE     COMPREHENSIVE
                                                     CAPITAL          LOSS         INCOME (LOSS)    (DEFICIT)
                                                  --------------------------------------------------------------
  Balance, December 31, 1997                           $538.1                           $117.0          $(717.1)
  Exercise of stock options                               6.3
  Exercise of warrants                                    0.5
  Accreted dividends on preferred stock                 (18.8)
  Accretion of discount on preferred stock               (0.3)
  Conversion of 7-1/4% Convertible Subordinated
    Notes                                               186.9
  Conversion of Series Preferred Stock                     -
  Preferred stock issued for an acquisition             178.5
  Common stock issued for an acquisition                600.3
  Warrants issued in connection with consent
    solicitations                                        10.1
  Comprehensive income:
  Net loss for the year ended December 31, 1998                        $(534.6)                          (534.6)
  Currency translation adjustment                                        (12.3)          (12.3)
                                                                 ----------------
     Total                                                             $(546.9)
                                                  --------------------------------------------------------------
  Balance, December 31, 1998                          1,501.6                            104.7         (1,251.7)
  Exercise of stock options                              12.1
  Exercise of warrants                                     -
  Preferred stock issued for cash                       483.8
  Warrants issued for cash                               16.2
  Accreted dividends on preferred stock                  (8.6)
  Accretion of discount on preferred stock                 -
  Conversion of 7% Convertible Subordinated Notes          -
  Common stock issued for an acquisition                971.3
  Stock options issued in connection with an
    acquisition                                           6.6
  Corporate restructuring                               405.6
  Distribution to NTL  Incorporated                    (500.0)
  Contributions from NTL Incorporated                     5.6
  Distribution of subsidiary to NTL Incorporated        (30.5)                                              1.1
  Comprehensive income:
  Net loss for the year ended December 31, 1999                        $(715.0)                          (715.0)
  Currency translation adjustment                                       (102.3)         (102.3)
                                                                 ----------------
     Total                                                             $(817.3)
                                                  --------------------------------------------------------------
  Balance, December 31, 1999                          2,863.7                              2.4         (1,965.6)
  Contributions from NTL (Delaware), Inc.                15.6
  Comprehensive loss:
  Net loss for the year ended December 31, 2000                      $(1,524.1)                        (1,524.1)
  Currency translation adjustment                                       (371.5)          (371.5)
                                                                 ----------------
     Total                                                           $(1,895.6)
                                                  --------------------------------------------------------------
  Balance, December 31, 2000                         $2,879.3                           $(369.1)      $(3,489.7)
                                                  ==============================================================


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (dollars in millions)



                                                                YEAR ENDED DECEMBER 31,
                                                          2000            1999            1998
                                                    -------------------------------------------------
  OPERATING ACTIVITIES
  Net loss                                               $(1,524.1)       $(715.0)       $ (534.6)
  Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                            867.6          762.9           266.1
    Loss from early extinguishment of debt                     -              3.0            30.7
    Gain on sale of investment in Cable London PLC             -           (493.1)            -
    Amortization of non competition agreements                 -              -               1.4
    Provision for losses on accounts receivable               38.4           45.3            27.3
    Deferred income taxes                                    (60.9)         (30.9)           (3.3)
    Amortization of original issue discount                  473.1          451.4           232.7
    Other                                                     34.2           (8.0)          (30.9)
    Changes in operating assets and liabilities,
      net of effect from business acquisitions:
        Accounts receivable                                 (179.2)        (129.1)          (70.4)
        Other current assets                                 (58.9)         (46.5)           22.6
        Other assets                                           1.8          (25.2)            -
        Accounts payable                                     140.4           32.6            (2.6)
        Accrued expenses and other                           195.8          155.3            15.3
        Deferred revenue                                     109.1           68.8            26.8
                                                    -------------------------------------------------
  Net cash provided by (used in) operating activities         37.3           71.5           (18.9)

  INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                           -           (473.7)         (746.8)
  Purchase of fixed assets                                (1,550.5)      (1,196.5)         (772.2)
  Increase in other assets                                   (31.3)         (30.1)          (35.6)
  Proceeds from sales of assets                                -            692.5             1.3
  Purchase of marketable securities                           (3.3)        (354.5)         (540.6)
  Proceeds from sales of marketable securities                 8.3          618.6           291.3
                                                    -------------------------------------------------
  Net cash (used in) investing activities                 (1,576.8)        (743.7)       (1,802.6)

                    NTL Communications Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                              (dollars in millions)



                                                                    YEAR ENDED DECEMBER 31,
                                                               2000           1999           1998
                                                          ---------------------------------------------
FINANCING ACTIVITIES
Distribution to NTL (Delaware), Inc.                               -           (500.0)           -
Contributions from NTL (Delaware), Inc.                           15.6            -              -
Proceeds from borrowings, net of financing costs               1,024.5        1,846.0        3,525.6
Proceeds from issuance of preferred stock and warrants             -            500.0            -
Principal payments                                              (248.1)        (758.2)        (845.0)
Cash released from (placed in) escrow for
  debt repayment                                                  77.5          (87.0)        (217.6)
Consent solicitation payments                                      -              -            (11.3)
Proceeds from exercise of stock options and warrants               -             12.1            6.8
                                                          ---------------------------------------------
Net cash provided by financing activities                        869.5        1,012.9        2,458.5

Effect of exchange rate changes on cash                          (25.7)          (6.9)           0.4
                                                          ---------------------------------------------
Decrease (increase) in cash and cash equivalents                (695.7)         333.8          637.4
Cash and cash equivalents at beginning of year                 1,070.1          736.3           98.9
                                                          ---------------------------------------------
Cash and cash equivalents at end of year                        $374.4       $1,070.1         $736.3
                                                          =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest exclusive of
  amounts capitalized                                           $242.5         $179.8          $90.5
Income taxes paid                                                  1.5            -              0.3

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock             -             $8.6          $19.1
Conversion of Convertible Notes, net of unamortized
  deferred financing costs                                         -            269.3          187.0
Preferred stock issued for an acquisition                          -              -            178.5
Common stock and stock options issued for an acquisition           -            978.0          600.5
Warrants issued in connection with consent solicitations           -              -             10.1



See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.      CORPORATE RESTRUCTURING AND BUSINESS

On April 1, 1999, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company took the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL Communications Corp. The "Company" refers to NTL Incorporated and subsidiaries up to and including March 31, 1999, and to NTL Communications Corp. and subsidiaries beginning April 1, 1999. In addition, in April 1999, the Company distributed $500 million to NTL Incorporated, principally to finance the acquisition of the Australian National Transmission Network.

On May 18, 2000, NTL Incorporated completed a second corporate restructuring to create a holding company structure in connection with the acquisition of certain assets of Cable & Wireless Communications plc ("CWC"). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. ("NTL Delaware"). The Company is a wholly-owned subsidiary of NTL Delaware.

The Company, through its subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland, and transmission networks for television and radio broadcasting in the United Kingdom. Based on revenues and identifiable assets, the Company's predominant lines of business are consumer services, business services and broadcast transmission and related services in the United Kingdom. Consumer services include telephony, cable television, Internet access and interactive services. Business services include telephony, national and international wholesale carrier telecommunications, and radio communications services for the emergency services community. Broadcast transmission and related services include digital and analog television and radio broadcasting, rental of antenna space on the Company's owned and leased towers and sites and associated services, and satellite and media services.

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $211.3 million and $605.3 million at December 31, 2000 and 1999, respectively, which consisted primarily of U.S. Treasury bills (2000 only), bank time deposits and corporate commercial paper. At December 31, 2000 and 1999, $57.2 million and $574.8 million, respectively, of the cash equivalents were denominated in foreign currencies.

MARKETABLE SECURITIES

Marketable securities were classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable securities at December 31, 1999 consisted of corporate commercial paper. During the years ended December 31, 2000, 1999 and 1998, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1999 had a contractual maturity of less than one year.

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

EQUITY METHOD INVESTMENTS

All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. The investment in Cable London PLC was accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company's recorded investment and its proportionate interest in the book value of the investees' net assets are being amortized on a straight-line basis over 10 years

DEFERRED FINANCING COSTS

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of fixed assets constructed. In 2000, 1999 and 1998, interest of $81.4 million, $41.8 million and $27.8 million, respectively, was capitalized.

REVENUE RECOGNITION

Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned. Rental revenues are recognized when earned on a monthly basis. Installation and maintenance service revenues are recognized when the performance of the service has been completed.

CABLE TELEVISION SYSTEM COSTS, EXPENSES AND REVENUES

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its broadband communications networks in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

ADVERTISING EXPENSE

The Company charges the cost of advertising to expense as incurred. Advertising costs were $51.1 million, $35.8 million and $34.0 million in 2000, 1999 and 1998, respectively.

STOCK-BASED COMPENSATION

The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the stock option plans in which it participates.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial instruments to hedge a portion, but not all, of its exposure from movements in the British pound/U.S. dollar exchange rate. Gains and losses on these instruments are deferred and recognized in the statement of operations when the related hedged transactions are recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes

3.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges will be recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.      CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

NEED FOR ADDITIONAL FINANCING

The Company will require additional financing in the future. There can be no assurance that the required financing will be obtainable on acceptable terms.

CONCENTRATIONS

The Company's broadcast transmission and related services business is substantially dependent upon contracts with a small group of companies for the right to broadcast their programming, and upon a site sharing agreement for a large number of its transmission sites. The loss of any one of these contracts or the site sharing agreement could have a material adverse effect on the business of the Company.

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

5.    FIXED ASSETS

Fixed assets consist of:

                                                                          DECEMBER 31,
                                                                     2000             1999
                                                               -----------------------------------
                                                                         (in millions)
   Operating equipment                                                $5,193.2        $4,859.0
   Other equipment                                                       942.9           694.7
   Construction-in-progress                                            1,257.4           668.7
                                                               -----------------------------------
                                                                       7,393.5         6,222.3
   Accumulated depreciation                                           (1,409.5)         (881.9)
                                                               -----------------------------------
                                                                      $5,984.0        $5,340.5
                                                               ===================================

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $605.0 million, $475.1 million and $207.5 million, respectively.

6.    INTANGIBLE ASSETS

Intangible assets consist of:

                                                                               DECEMBER 31,
                                                                            2000          1999
                                                                        ----------------------------
                                                                               (in millions)
   Goodwill, net of accumulated amortization of $289.1 (2000) and
     $183.6 (1999)                                                           $1,845.6    $2,089.8
   License acquisition costs, net of accumulated amortization of
     $215.8 (2000) and $141.7 (1999)                                            139.2       225.0
   Customer lists, net of accumulated amortization of $64.2 (2000) and
     $30.9 (1999)                                                               111.8       159.3
                                                                        ----------------------------
                                                                             $2,096.6    $2,474.1
                                                                        ============================

The Company made the following acquisitions in 1999:

In March 1999, the Company acquired Diamond Cable Communications plc ("Diamond"). The Company issued an aggregate of 19.9 million shares of common stock in exchange for each ordinary share and deferred share of Diamond. The Company's common stock was valued at $971.4 million, the fair value at the time of the announcement. In addition, the Company issued options to purchase 191,000 shares of the Company's common stock to holders of Diamond options, which were valued at $6.6 million. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1,564.6 million. Diamond is a provider of telephone, cable television and Internet services in England.

In July 1999, the Company acquired Cablelink Limited ("Cablelink") for IR pound sterling 535.2 million ($692.5 million), of which IR pound sterling 455.2 million ($589.0 million) was paid in cash and IR pound sterling 80.0 million ($103.5 million) was paid through the issuance of Variable Rate Redeemable Guaranteed Loan Notes due 2002. Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford, Ireland.

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $1,685.1 million, including costs incurred of $14.6 million, plus the fair value of liabilities assumed net of tangible assets acquired aggregated $1,992.6 million, which has been allocated as follows:
$143.5 million to license acquisition costs, $130.9 million to customer lists and $1,718.2 million to goodwill.

The pro forma unaudited consolidated results of operations for the year ended December 31, 1999 assuming consummation of the above mentioned transactions as of January 1, 1999 is as follows (in millions):

        Total revenue                                           $1,537.7
        (Loss) before extraordinary item                          (842.5)
        Net (loss)                                                (845.4)

Amortization of intangibles and other assets charged to expense for the years ended December 31, 2000, 1999 and 1998 was $262.6 million, $287.8 million and $58.6 million respectively.

7.      INVESTMENT IN CABLE LONDON PLC

NTL (Triangle) LLC ("NTL Triangle") (formerly known as NTL (Bermuda) Limited), a wholly-owned subsidiary of the Company, owned a 50% interest in Cable London plc ("Cable London"). Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Triangle's and Telewest's respective 50% ownership interests in Cable London, in November 1999 Telewest purchased all of NTL Triangle's shares of Cable London for pound sterling 428.0 million ($692.5 million) in cash. The Company recorded a gain of $493.1 million on the sale. The sale of the Cable London interest was an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company used an amount equal to the proceeds from the sale to invest in "Replacement Assets" by November 2000.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



8.      LONG-TERM DEBT

Long-term debt consists of:

                                                                         DECEMBER 31,
                                                                     2000             1999
                                                               ----------------------------------
                                                                        (in millions)
NTL Communications:
 12-3/4% Senior Deferred Coupon Notes                    (a)             $277.8        $268.1
 11-1/2% Senior Deferred Coupon Notes                    (b)            1,040.5         930.4
 10% Senior Notes                                        (c)              400.0         400.0
 9-1/2% Senior Sterling Notes, less unamortized discount (d)              186.5         201.4
 10-3/4% Senior Deferred Coupon Sterling Notes           (e)              353.6         343.7
 9-3/4% Senior Deferred Coupon Notes                     (f)            1,048.5         952.8
 9-3/4% Senior Deferred Coupon Sterling Notes            (g)              360.8         354.4
 11-1/2% Senior Notes                                    (h)              625.0         625.0
 12-3/8% Senior Deferred Coupon Notes                    (i)              323.6         287.0
 7% Convertible Subordinated Notes                       (j)              599.3         599.3
 Variable Rate Redeemable Guaranteed Loan Notes          (k)                -            76.8
 9-1/4% Senior Euro Notes                                (l)              234.7         252.3
 9-7/8% Senior Euro Notes                                (m)              328.6         353.2
 11-1/2% Senior Deferred Coupon Euro Notes               (n)              127.9         123.1
 11-7/8% Senior Notes, less unamortized discount         (o)              489.6           -

NTL Communications Limited:
 Credit Agreement                                        (v)              375.3           -

NTL Triangle:
 11.2% Senior Discount Debentures                        (p)              517.3         467.3
 Other                                                                      5.2           8.0

Diamond:
 13-1/4% Senior Discount Notes                           (q)              285.1         285.1
 11-3/4% Senior Discount Notes                           (r)              531.0         476.2
 10-3/4% Senior Discount Notes                           (s)              373.9         336.9
 10% Senior Sterling Notes                               (t)              201.9         218.1
 9-1/8% Senior Notes                                     (u)              110.0         110.0
 Other                                                                      6.0          11.5
                                                               ----------------------------------
                                                                        8,802.1       7,680.6
Less current portion                                                        3.4          82.6
                                                               ----------------------------------
                                                                       $8,798.7      $7,598.0
                                                               ==================================


(a) 12-3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(b) 11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(c) 10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(d) 9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($186.9 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(e) 10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($448.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(f) 9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  LONG-TERM DEBT (CONTINUED)

(g) 9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($493.5 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(h) 11-1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(i) 12-3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(j) 7% Convertible Notes due December 15, 2008, principal amount at maturity of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001 (there are approximately 15.3 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k) Variable Rate Redeemable Guaranteed Notes due January 5, 2002, principal amount at maturity of IR pound sterling 60.0 million after redemption of IR pound sterling 20.0 million ($25.7 million) in 1999 using cash held in escrow, remainder redeemed in March 2000 ($73.7 million) using cash held in escrow;

(l) 9-1/4% Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million, ($234.7 million), interest payable semiannually from May 15, 2000;

(m) 9-7/8% Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million, ($328.6 million), interest payable semiannually from May 15, 2000 redeemable at the Company's option on or after November 15, 2004;

(n) 11-1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($197.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(o) 11-7/8% Notes due October 1, 2010, issued in October 2000, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(p) 11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

(q) 13-1/4% Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond's option on or after September 30, 1999;

(r) 11-3/4% Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(s) 10-3/4% Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(t) 10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of pound sterling 135.0 million ($201.9 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(u) 9-1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

During 2000, 1999 and 1998, the Company recognized $473.1 million, $451.4 million and $232.7 million, respectively, of original issue discount as interest expense.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.  LONG-TERM DEBT (CONTINUED)

In addition to the notes described above, a subsidiary of the Company has the following bank credit agreements outstanding:

(v) In May 2000, NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company and NTL Business Limited ("NTL Business"), a wholly-owned subsidiary of NTL Delaware, entered into a pound sterling 2,500.0 million ($3,738.8 million) credit agreement in connection with the acquisition by NTL Incorporated of the consumer cable telephone, Internet and television operations of CWC in the United Kingdom ("ConsumerCo"). As of December 31, 2000, NTLCL had pounds sterling 250.9 million ($375.3 million) and NTL Business had pound sterling 2,026.3 million ($3,030.3 million) outstanding under the credit agreement. Interest is payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group. The effective rate of interest at December 31, 2000 was 8.283%. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group. For purposes of this credit agreement, Diamond and subsidiaries and NTL Triangle and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

    NTLCL entered into a pound sterling 1,300.0 million ($1,944.2 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of the Company's 11-7/8% notes, the issuance in January 2001 of euro 200.0 million aggregate principal amount of the Company's 12-3/8% Euro notes and the issuance in February 2001 of euro
    100.0 million aggregate principal amount of the Company's 12-3/8% Euro notes, the commitment was reduced by pound sterling 255.1 million ($381.4 million). As of December 31, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

In September 1999, NTL Triangle repaid at maturity the $21.5 million due under its notes payable to Comcast U.K. Holdings, Inc.

In connection with the Cablelink acquisition, the Company issued $704.6 million principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720.7 million from the issuance of the 9-1/4% Euro Notes, the 9-7/8% Euro Notes and the 11-1/2% Deferred Euro Notes, of which $716.5 million was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3.0 million in 1999.

In connection with an acquisition, the Company borrowed an aggregate of pound sterling 475.0 million under a bank credit facility. In November 1998, the Company received net proceeds of $849.0 million from the issuance of the 11-1/2% Notes and the 12-3/8% Notes, a substantial portion of which was used to repay the $799.0 million outstanding under the bank loan. The Company recorded an extraordinary loss from the early extinguishment of the bank loan of $18.6 million in 1998.

In October 1998, the Company redeemed its 10-7/8% Senior Deferred Coupon Notes with an accreted value of $211.0 million for cash of $218.0 million. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of $12.1 million in 1998, which included approximately $4.8 million of unamortized deferred financing costs.

In 1998, the Company required consents from the holders of some of its notes to modify certain indenture provisions in order to proceed with an acquisition. In October 1998, the Company paid $11.3 million in consent payments and issued warrants to purchase 1.2 million shares of common stock in lieu of additional consent payments of $10.1 million.

The NTLCL bank credit facilities, as well as the NTL Triangle and Diamond notes restrict the payment of cash dividends and loans to the Company. At December 31, 2000, restricted net assets were approximately $5,064.1 million.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.  LONG-TERM DEBT (CONTINUED)

Long-term debt repayments are due as follows (in millions):

        Year ending December 31:
                      2001                                   $3.4
                      2002                                    1.5
                      2003                                    1.1
                      2004                                  300.9
                      2005                                1,170.1
                      Thereafter                          8,066.8
                                                        ---------
                                                         $9,543.8
                                                        =========

In January and February 2001, the Company issued euro 300.0 million ($281.6 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. The Company received proceeds of approximately $275.3 million after underwriters' discount and commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by the Company except in limited circumstances.

On February 21, 2001, as required by the NTLCL and NTL Business credit agreement, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock.
As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of the Company.

9.  OTHER CHARGES INCLUDING RESTRUCTURING CHARGES

Other charges of $82.0 million in 2000 include restructuring costs of $55.2 million and information technology integration costs of $26.8 million. Restructuring costs relate to the NTL Incorporated's announcement in November 2000 of its completion of a consolidation review. Based on a comprehensive review of the combined company following the acquisition of ConsumerCo and the integration of several other acquired businesses, NTL Incorporated identified significant efficiency improvements and cost savings. The restructuring provision includes employee severance and related costs of $39.5 million for approximately 1,900 employees to be terminated and lease exit costs of $15.7 million. As of December 31, 2000, approximately 290 of the employees had been terminated. None of the provision had been utilized through December 31, 2000. The information technology integration costs of $26.8 million were incurred for the integration of acquired companies' information technology.

Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts. Other charges of $4.2 million reversed in 1998 were the result of changes to a restructuring reserve that was recorded in 1997.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.     INCOME TAXES

The benefit for income taxes consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                              2000           1999           1998
                                        -----------------------------------------------
                                                        (in millions)
    Current:
      Federal                                   $ -              $1.0          $ -
      State and local                             -               -              -
      Foreign                                     0.9             -              -
                                        -----------------------------------------------
    Total current                                 0.9             1.0            -
                                        -----------------------------------------------

    Deferred:
      Federal                                     -               -              -
      State and local                             -               -              -
      Foreign                                   (60.9)          (30.9)          (3.3)
                                        -----------------------------------------------
    Total deferred                              (60.9)          (30.9)          (3.3)
                                        -----------------------------------------------
                                               $(60.0)         $(29.9)         $(3.3)
                                        ===============================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                DECEMBER 31,
                                                           2000             1999
                                                     -----------------------------------
                                                               (in millions)
    Deferred tax liabilities:
      Fixed assets                                           $61.0            $66.5
      Intangibles                                             44.0             76.4
                                                     -----------------------------------
    Total deferred tax liabilities                           105.0            142.9
    Deferred tax assets:
      Net operating losses                                   650.4            389.7
      Net deferred interest expense                          198.6            150.1
      Depreciation and amortization                          397.9            269.3
      Other                                                   24.9             12.3
                                                     -----------------------------------
    Total deferred tax assets                              1,271.8            821.4
    Valuation allowance for deferred tax assets           (1,161.9)          (731.6)
                                                     -----------------------------------
    Net deferred tax assets                                  109.9             89.8
                                                     -----------------------------------
    Net deferred tax (assets) liabilities                    $(4.9)           $53.1
                                                     ===================================


At December 31, 2000, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $550.0 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. The Company also has United Kingdom net operating loss carryforwards of approximately $1,300.0 million that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss.

In 2000, the Internal Revenue Service completed its federal income tax audit of the Company for the years 1993, 1994 and 1995. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company. The Company is currently undergoing a U. S. federal income tax audit for the years 1996 and 1997. The Company does not expect that the audit adjustments will have a material adverse effect on its financial position, results of operations or cash flows.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.  INCOME TAXES (CONTINUED)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                       2000           1999           1998
                                                   ---------------------------------------------
                                                                  (in millions)
    (Benefit) at federal statutory rate (35%)          $(554.4)      $(260.7)       $(188.3)
    Add:
      Foreign losses with no benefit                     279.1         106.6           87.9
      U.S. losses with no benefit                        215.3         124.2           97.1
                                                   ---------------------------------------------
                                                        $(60.0)       $(29.9)         $(3.3)
                                                   =============================================


11.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

  Long-term debt: The carrying amounts of the bank credit facility and Variable Rate Notes approximate their fair values. The fair values of the Company's other debt are based on the quoted market prices.

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                          DECEMBER 31, 2000                 DECEMBER 31, 1999
                                    ------------------------------   --------------------------------
                                       CARRYING                         CARRYING
                                        AMOUNT       FAIR VALUE          AMOUNT        FAIR VALUE
                                    -----------------------------------------------------------------
                                                             (in millions)
   Cash and cash equivalents             $374.4         $374.4          $1,070.1        $1,070.1
   Long-term debt:
     12-3/4% Notes                        277.8          255.6             268.1           278.5
     11-1/2% Notes                      1,040.5          913.5             930.4           950.3
     10% Notes                            400.0          348.0             400.0           414.0
     9-1/2% Sterling Senior Notes         186.5          154.2             201.4           196.9
     10-3/4% Sterling Notes               353.6          242.3             343.7           327.2
     9-3/4% Notes                       1,048.5          715.0             952.8           913.3
     9-3/4% Sterling Notes                360.8          214.7             354.4           313.3
     11-1/2% Notes                        625.0          556.3             625.0           682.8
     12-3/8% Notes                        323.6          252.0             287.0           319.5
     7% Convertible Notes                 599.3          470.5             599.3         1,582.2
     Variable Rate Notes                    -              -                76.8            76.8
     9-1/4% Euro Notes                    234.7          207.7             252.3           254.8
     9-7/8% Euro Notes                    328.6          269.4             353.2           356.8
     11-1/2% Euro Deferred Notes          127.9           99.6             123.1           125.0
     11-7/8% Senior Notes                 489.6          445.0               -               -
     Credit Agreement                     375.3          375.3               -               -
     11.2% Debentures                     517.3          439.7             467.3           486.3
     13-1/4% Notes                        285.1          270.8             285.1           305.4
     11-3/4% Notes                        531.0          467.3             476.2           499.1
     10-3/4% Notes                        373.9          281.7             336.9           340.6
     10% Sterling Notes                   201.9          161.5             218.1           218.1
     9-1/8% Notes                         110.0           89.7             110.0           108.9

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



11.   FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company has derivative financial instruments for purposes other than trading as follows. In 2000, the Company entered into cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate. The notional amount of the cross currency swaps was pounds sterling 135.0 million at December 31, 2000. These swaps have payment dates in 2001 that match interest payment dates for a portion of the Company's notes. The fair value of the swaps at December 31, 2000 was $(2.2) million based on quoted market prices for comparable instruments.

12.   RELATED PARTY TRANSACTIONS

The Company provided management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and Cellular Communications of Puerto Rico, Inc. ("CCPR"). Certain officers and directors of the Company were officers and directors of CCII and CCPR.

In 1998, the Company charged CCPR, CCII and CoreComm Limited ("CoreComm") (which was formed in 1998 and has certain common officers and directors with the Company) $1.1 million, $1.0 million and $0.3 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. In the fourth quarter of 1999, CoreComm began charging the Company a percentage of CoreComm's office rent and supplies expense. In 1999, the Company charged CCPR, CCII and CoreComm $0.1 million, $0.4 million and $1.3 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm's charges to the Company. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and a resulting termination of services. In 2000, the Company charged CoreComm $0.9 million for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm's charges to the Company. These charges reduced corporate expenses in 2000, 1999 and 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

The Company obtains billing and software development services from CoreComm. CoreComm billed the Company $5.9 million, $4.6 million and $2.9 million in 2000, 1999 and 1998, respectively, for these services. In addition, CoreComm billed the Company $6.7 million in October 2000 for services to be rendered from January to September 2001. In March 2000, the Company and CoreComm announced that they had entered into an agreement to link their networks in order to create an international Internet backbone. In November 2000, CoreComm billed the Company $9.1 million primarily for usage of the network in 2001.

At December 31, 2000 and 1999, the Company had a payable to CoreComm of $17.1 million and a receivable from CoreComm of $0.5 million, respectively.

13.   SHAREHOLDER'S EQUITY

SALES OF PREFERRED STOCK AND WARRANTS

In January 1999, the Company received $500.0 million in cash from Microsoft Corp. ("Microsoft") in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock and warrants to purchase 1.9 million shares of the Company's common stock at an exercise price of $53.76 per share (as adjusted for stock splits in 1999 and 2000).

SERIES PREFERRED STOCK

In February 1997, the Company issued 100,000 shares of its 13% Senior Redeemable Exchangeable Preferred Stock.

In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock") in connection with an acquisition. Each share of Series A Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)




13. SHAREHOLDER'S EQUITY (CONTINUED)

In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the "Series B Preferred Stock") in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors.

The changes in the number of shares of Series Preferred Stock were as follows:

                                                                 9.9%              9.9%
                                             13%               Series A          Series B           5.25%
                                        -----------------  ----------------- ----------------- ----------------
        Balance, December 31, 1997         110,000                  -                 -                 -
        Issued for acquisitions                  -            125,000            52,000                 -
        Issued for dividends                15,000                  -                 -                 -
                                        -----------------  ----------------- ----------------- ----------------
        Balance, December 31, 1998         125,000            125,000            52,000                 -
        Issued for cash                          -                  -                 -           500,000
        Issued for dividends                 3,000                  -                 -             4,000
        Corporate restructuring           (128,000)          (125,000)          (52,000)         (504,000)
                                        -----------------  ----------------- ----------------- ----------------
        Balance, December 31, 1999               -                  -                 -                 -
                                        =================  ================= ================= ================


STOCK OPTIONS

The Company's employees participate in the following NTL Incorporated stock option plans.

There are 3,381,000 shares and 10,396,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provide that incentive stock options ("ISOs") be granted at the fair market value of NTL Incorporated's common stock on the date of grant, and nonqualified stock options ("NQSOs") be granted at not less than 85% of the fair market value of NTL Incorporated's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

There are 156,000 shares and 500,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. These plans provide that all options be granted at the fair market value of NTL Incorporated's common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

There are 83,438,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan, and there are 31,478,000 shares available for issuance at December 31, 2000. The exercise price of a NQSO shall be determined by the Compensation and Option Committee. Options are generally exercisable ratably over five to ten years while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated's common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. This change did not affect the exercise price of options granted to the Chairman of the Board, the Chief Executive Officer and the Company's Directors. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, NTL Incorporated is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of NTL Incorporated's common stock and the exercise price of the vested options while the options remain outstanding.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



13.     SHAREHOLDER'S EQUITY (CONTINUED)

There were 34.8 million, 6.4 million and 13.9 million options granted under these plans for the years ended December 31, 2000, 1999, and 1998, respectively.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.30%, 6.81% and 5.02%, respectively, dividend yield of 0%, volatility factor of the expected market price of NTL Incorporated's common stock of .385, .336, and .331, respectively, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NTL Incorporated's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss would have been approximately $1,780.7 million, $802.0 million and $580.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

14.     EMPLOYEE BENEFIT PLANS

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

                                                                 YEAR ENDED DECEMBER 31,
                                                                 2000               1999
                                                          --------------------------------------
                                                                      (in millions)
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year                     $185.8             $213.4
     Service cost                                                   9.1               11.6
     Interest cost                                                 10.7               11.8
     Actuarial gains                                                0.7              (40.8)
     Benefits paid                                                 (5.6)              (5.2)
     Foreign currency exchange rate changes                       (11.7)              (5.0)
                                                          --------------------------------------
     Benefit obligation at end of year                           $189.0             $185.8
                                                          ======================================

     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year              $266.5             $225.3
     Actual return on plan assets                                   2.2               41.8
     Company contributions                                          7.1                7.2
     Plan participants' contributions                               2.7                2.8
     Benefits paid                                                 (5.6)              (5.3)
     Foreign currency exchange rate changes                       (16.8)              (5.3)
                                                          --------------------------------------
     Fair value of plan assets at end of year                    $256.1             $266.5
                                                          ======================================

     Funded status of the plan                                    $67.1              $80.7
     Unrecognized net actuarial gains                             (61.6)             (88.1)
     Unrecognized transition obligation                             6.8                8.1
                                                          --------------------------------------
     Prepaid benefit cost                                         $12.3               $0.7
                                                          ======================================

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



14.   EMPLOYEE BENEFIT PLANS (CONTINUED)

     Actuarial assumptions:
       Weighted average discount rate                               6.00%              6.25%
       Weighted average rate of compensation increase               4.25%              4.50%
       Expected long-term rate of return on plan assets             7.75%              8.00%

 The components of net pension costs are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                2000               1999            1998
                                          ---------------------------------------------------
                                                               (in millions)
     Service cost                                  $9.1             $11.6             $13.4
     Interest cost                                 10.7              11.8              14.7
     Actual return on plan assets                  (2.2)            (41.8)            (24.2)
     Net amortization and deferral                (19.4)             25.8               8.3
                                          ---------------------------------------------------
                                                  $(1.8)             $7.4             $12.2
                                          ===================================================


15.   LEASES

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 2000, 1999 and 1998 under operating leases was $29.6 million, $27.5 million and $29.4 million, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2000 are as follows (in millions):

              Year ending December 31:
                2001                                                $32.5
                2002                                                 30.2
                2003                                                 29.1
                2004                                                 27.1
                2005                                                 25.4
                Thereafter                                          144.6
                                                       -------------------
                                                                   $288.9
                                                       ===================


16.   COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2000, the Company was committed to pay approximately $162.0 million for equipment and services.

The Company had certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries of the Company were required to make monthly cash payments to the Independent Television Commission ("ITC") during the 15-year license terms. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. In 1999 and 1998, the Company paid $30.1 million and $25.0 million, respectively, in connection with these licenses. Since the Company's liability for the license payments ceased upon the conversion, in 1999 the Company reversed an accrual for franchise fees of $13.6 million.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.   INDUSTRY SEGMENTS

The Company has four reportable segments: Broadcast Services, Consumer Services, Business Services, and Shared Services. The Broadcast Services segment operates in the United Kingdom and includes digital and analog television and radio broadcasting, rental of antenna space on the Company's owned and leased towers and sites and associated services, and satellite and media services. Consumer Services include telephony, cable television, Internet access and interactive services in regional franchise areas in the United Kingdom and Ireland. The Business Services segment operates primarily in the United Kingdom and includes telephony, national and international wholesale carrier telecommunications, and radio communications services to the emergency services community. Shared Services principally include network and information technology management, finance, human resources and facilities management. Shared Services also includes assets and related depreciation and amortization that are not allocated to another segment. In 1998, Shared Services included OCOM Corporation, a subsidiary that operated long distance and microwave transmission businesses in the United States until June 1998.

In 2000, components of the National Telecoms segment became part of the Broadcast Services segment, and the remainder of National Telecoms was renamed Business Services. The rental of antenna space on the Company's owned and leased towers and sites and associated services, and satellite and media services became components of Broadcast Services. The 1999 and 1998 segment information has been reclassified to conform to the 2000 segments. Also, certain goodwill and related amortization was reclassified to Broadcast Services from Shared Services in all of the periods presented.

The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company's management evaluates segment performance based on various financial and non-financial measurements. The results of operations data utilized in financial measurements are revenues and EBITDA, which is earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, other charges, other gains, foreign currency transactions gains (losses) and extraordinary items. The Company's primary measure of profit or loss is EBITDA. Certain selling, general and administrative expenses are allocated to segments based on revenues. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that are managed separately and offer different services.

                                       BROADCAST     CONSUMER     BUSINESS      SHARED           TOTAL
                                      ------------------------------------------------------------------------
                                                                   (in millions)
YEAR ENDED DECEMBER 31, 2000
Revenues                                  $263.8       $986.1      $515.5        $-          $1,765.4
Depreciation and amortization               46.3        595.4       137.3        88.6           867.6
EBITDA (1)                                 136.5        211.0       197.4      (339.8)          205.1

Expenditures for long-lived assets          70.0        611.2       636.7       297.1         1,615.0
Total assets (2)                           647.3      5,436.2     1,466.1     1,670.4         9,220.0
YEAR ENDED DECEMBER 31, 1999
Revenues                                   $257.3       $827.3      $393.3         $ -        $1,477.9
Depreciation and amortization                45.7        527.1        56.9       133.2           762.9
EBITDA (1)                                  140.4        245.0       105.2      (279.2)          211.4
Expenditures for long-lived assets           69.6        590.5       354.8       124.6         1,139.5
Total assets(3)                             658.3      5,978.5       703.6     2,161.9         9,502.3
YEAR ENDED DECEMBER 31, 1998
Revenues                                   $231.3     $  355.6      $157.7        $2.4          $747.0
Depreciation and amortization                41.7        143.5        17.8        63.1           266.1
EBITDA (1)                                  115.2         67.6        12.3      (119.7)           75.4
Expenditures for long-lived assets          165.9        413.9       220.4        67.1           867.3
Total assets                                645.8      3,100.5       406.1     2,041.7         6,194.1

(1) Represents earnings before interest, taxes, depreciation and amortization, franchise fees, other charges, corporate expenses, other gains, foreign currency transaction (losses) gains and extraordinary items.
(2) At December 31, 2000, shared assets included $355.0 million of cash, cash equivalents and marketable securities, $418.5 million of goodwill and $896.9 million of other assets.
(3) At December 31, 1999, shared assets included $828.6 million of cash, cash equivalents and marketable securities, $788.0 million of goodwill and $545.3 million in other assets.

                    NTL Communications Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  INDUSTRY SEGMENTS (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          2000         1999          1998
                                                      -----------------------------------------
                                                                  (in millions)
           Segment Combined EBITDA                          $205.1       $211.4         $75.4

           (Add) Deduct:
             Franchise fees                                    -           16.5          25.0
             Other charges                                    82.0         16.2          (4.2)
             Corporate expenses                               23.7         25.3          17.1
             Depreciation and amortization                   867.6        762.9         266.1
             Interest income and other, net                    6.2        (29.8)        (46.0)
             Interest expense                                751.1        678.0         328.8
             Other gains                                       -         (493.1)          -
             Foreign currency transaction losses
             (gains)                                          58.6        (22.7)         (4.2)
                                                      -----------------------------------------
                                                           1,789.2        953.3         582.6
                                                      -----------------------------------------
           Loss before income taxes and
           extraordinary item                            $(1,584.1)     $(741.9)      $(507.2)
                                                      =========================================


18.   GEOGRAPHIC INFORMATION

                               United States   United Kingdom      Ireland           Total
                              ------------------------------------------------------------------
                                                       (in millions)
         2000
         Revenues                $     -          $1,704.2            $61.2            $1,765.4
         Long-lived assets             1.6         8,083.3            182.9             8,267.8
         1999
         Revenues                $     -          $1,446.7            $31.2            $1,477.9
         Long-lived assets             1.6         7,961.1            148.0             8,110.7
         1998
         Revenues                     $2.4          $744.6          $   -                $747.0
         Long-lived assets             1.2         4,988.4              -               4,989.6

                            NTL Communications Corp.
            Schedule I--Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                                  (in millions)

                                                                     DECEMBER 31,
                                                                2000              1999
                                                          -----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $168.2         $703.4
  Marketable securities                                                 -              5.0
  Other                                                                10.5            3.2
                                                          -----------------------------------
Total current assets                                                  178.7          711.6

Office improvements and equipment, net of accumulated
  depreciation of $1.2 (2000) and $1.3 (1999)                           1.6            1.6
Investments in and loans to subsidiaries                            5,196.6        5,774.8
Deferred financing costs, net of accumulated
  amortization of $51.4 (2000) and $32.2 (1999)                       136.6          142.8
Other assets                                                            -             87.4
                                                          -----------------------------------
Total assets                                                       $5,513.5       $6,718.2
                                                          ===================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities                                                   $96.6         $127.0
Long-term debt                                                      6,396.4        5,690.7

Shareholder's equity:
  Common stock                                                          -              -
  Additional paid-in capital                                        2,879.3        2,863.7
  Accumulated other comprehensive income (loss)                      (369.1)           2.4
  (Deficit)                                                        (3,489.7)      (1,965.6)
                                                          -----------------------------------
                                                                     (979.5)         900.5
                                                          -----------------------------------
Total liabilities and shareholder's equity                         $5,513.5       $6,718.2
                                                          ===================================

See accompanying notes.

                            NTL Communications Corp.
      Schedule I--Condensed Financial Information of Registrant (continued)
                       Condensed Statements of Operations
                                  (in millions)

                                                           YEAR ENDED DECEMBER 31,
                                                  2000              1999              1998
                                             -----------------------------------------------------
COSTS AND EXPENSES
Corporate expenses                                  $23.6           $22.7              $14.7
General and administrative expenses                   5.9              -                  -
Depreciation and amortization                        19.7            18.3               10.6
                                             -----------------------------------------------------
Operating (loss)                                    (49.2)          (41.0)             (25.3)

OTHER INCOME (EXPENSE)
Interest income and other, net                       14.4           121.6              128.5
Interest expense                                   (599.1)         (529.4)            (317.7)
Foreign currency transaction gains                   67.3            21.8                3.7
                                             -----------------------------------------------------
(Loss) before income taxes, extraordinary
  item and equity in net (loss) of
  subsidiaries                                     (566.6)         (427.0)            (210.8)
Income tax provision                                  -              (1.0)               -
                                             -----------------------------------------------------
(Loss) before extraordinary item and equity
  in net (loss) of subsidiaries                    (566.6)         (428.0)            (210.8)
Loss from early extinguishment of debt                -              (3.0)             (12.1)
                                             -----------------------------------------------------
(Loss) before equity in net (loss) of
  subsidiaries                                     (566.6)         (431.0)            (222.9)
Equity in net (loss) of subsidiaries               (957.5)         (284.0)            (311.7)
                                             -----------------------------------------------------
Net (loss)                                      $(1,524.1)        $(715.0)           $(534.6)
                                             =====================================================

See accompanying notes.

                            NTL Communications Corp.
      Schedule I--Condensed Financial Information of Registrant (continued)
                       Condensed Statements of Cash Flows
                                  (in millions)



                                                                  YEAR ENDED DECEMBER 31,
                                                            2000           1999           1998
                                                       ----------------------------------------------
  Net cash (used in) operating activities                   $(241.8)       $(125.1)       $(291.4)

  INVESTING ACTIVITIES
  Purchase of office improvements and equipment                (0.5)          (0.9)          (0.1)
  Purchase of marketable securities                             -           (354.5)        (540.6)
  Proceeds from sales of marketable securities                  5.0          618.6          291.3
  Increase in investments in and loans to subsidiaries       (793.6)        (990.4)      (1,466.4)
                                                       ----------------------------------------------
  Net cash (used in) investing activities                    (789.1)        (727.2)      (1,715.8)

  FINANCING ACTIVITIES
  Distribution to NTL (Delaware), Inc.                          -           (500.0)           -
  Contributions from NTL (Delaware), Inc.                      15.6            -              -
  Proceeds from borrowings, net of financing costs            476.3        1,846.0        2,697.8
  Proceeds from issuance of preferred stock and
  warrants                                                      -            500.0            -
  Principal payments                                          (73.7)        (730.3)           -
  Proceeds from exercise of stock options and warrants          -             12.1            6.8
  Consent solicitation payments                                 -              -            (11.3)
  Cash released from (placed in) escrow for
  debt repayment                                               77.5          (87.0)        (217.6)
                                                       ----------------------------------------------
  Net cash provided by financing activities                   495.7        1,040.8        2,475.7
                                                       ----------------------------------------------
  (Decrease) increase in cash and cash equivalents           (535.2)         188.5          468.5
  Cash and cash equivalents at beginning of year              703.4          514.9           46.4
                                                       ----------------------------------------------
  Cash and cash equivalents at end of year                   $168.2         $703.4         $514.9
                                                       ==============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                       $240.2         $209.1          $77.3
Income taxes paid                                               0.4            -              -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock          -             $8.6          $19.1
Conversion of Convertible Notes, net of unamortized
  deferred financing costs                                      -            269.3          187.0
Warrants issued in connection with consent
  solicitations                                                 -              -             10.1
Preferred stock issued for an acquisition                       -              -            178.5
Common stock and stock options issued for an
  acquisition                                                   -            978.0          600.5


See accompanying notes.

                   NTL Communications Corp. and Subsidiaries
      Schedule I-Condensed Financial Information of Registrant (continued)
                    Notes to Condensed Financial Statements


1.      CORPORATE RESTRUCTURING

On April 1, 1999, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company took the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL Communications Corp.

On May 18, 2000, NTL Incorporated completed a second corporate restructuring to create a holding company structure in connection with the acquisition of ConsumerCo. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL Communications Corp. (the "Company") is a wholly-owned subsidiary of NTL (Delaware), Inc.


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

3.      LONG-TERM DEBT

Long-term debt consists of:

                                                                       DECEMBER 31,
                                                                   2000           1999
                                                              --------------------------------
                                                                      (in millions)
 12-3/4% Senior Deferred Coupon Notes                   (a)          $277.8      $  268.1
 11-1/2% Senior Deferred Coupon Notes                   (b)         1,040.5         930.4
 10% Senior Notes                                       (c)           400.0         400.0
 9-1/2% Senior Sterling Notes, less unamortized
   discount                                             (d)           186.5         201.4
 10-3/4% Senior Deferred Coupon Sterling Notes          (e)           353.6         343.7
 9-3/4% Senior Deferred Coupon Notes                    (f)         1,048.5         952.8
 9-3/4% Senior Deferred Coupon Sterling Notes           (g)           360.8         354.4
 11-1/2% Senior Notes                                   (h)           625.0         625.0
 12-3/8% Senior Deferred Coupon Notes                   (i)           323.6         287.0
 7% Convertible Subordinated Notes                      (j)           599.3         599.3
 Variable Rate Redeemable Guaranteed Loan Notes         (k)             -            76.8
 9-1/4% Senior Euro Notes                               (l)           234.7         252.3
 9-7/8% Senior Euro Notes                               (m)           328.6         353.2
 11-1/2% Senior Deferred Coupon Euro Notes              (n)           127.9         123.1
 11-7/8% Senior Notes, less unamortized discount        (o)           489.6           -
                                                              --------------------------------
                                                                    6,396.4       5,767.5
 Less current portion                                                   -            76.8
                                                              --------------------------------
                                                                   $6,396.4      $5,690.7
                                                              ================================

                           NTL Communications Corp.
      Schedule I-Condensed Financial Information of Registrant (continued)
              Notes to Condensed Financial Statements (continued)

3.      LONG-TERM DEBT (CONTINUED)

(a) 12-3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(b) 11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(c) 10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(d) 9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($186.9 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(e) 10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($448.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(f) 9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(g) 9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($493.5 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(h) 11-1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(i) 12-3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(j) 7% Convertible Notes due December 15, 2008, principal amount at maturity of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001 (there are approximately 15.3 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k) Variable Rate Redeemable Guaranteed Notes due January 5, 2002, principal amount at maturity of IR pound sterling 60.0 million after redemption of IR pound sterling 20.0 million ($25.7 million) in 1999 using cash held in escrow, remainder redeemed in March 2000 ($73.7 million) using cash held in escrow;

(1) 9-1/4% Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($234.7 million), interest payable semiannually from May 15, 2000;

(m) 9-7/8% Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($328.6 million), interest payable semiannually from beginning May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(n) 11-1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($197.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004 and;

(o) 11-7/8% Notes due October 1, 2010, issued in October 2000, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

                            NTL Communications Corp.
      Schedule I-Condensed Financial Information of Registrant (continued)
               Notes to Condensed Financial Statements (continued)



3.      LONG-TERM DEBT (CONTINUED)

During 2000, 1999 and 1998, the Company recognized $334.3 million, $308.1 million and $232.7 million, respectively, of original issue discount as interest expense.

In connection with the Cablelink acquisition, the Company issued $704.6 million principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720.7 million from the issuance of the 9-1/4% Euro Notes, the 9-7/8% Euro Notes and the 11-1/2% Deferred Euro Notes, of which $716.5 million was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3.0 million in 1999.

In October 1998, the Company redeemed its 10-7/8% Senior Deferred Coupon Notes with an accreted value of $211.0 million for cash of $218.0 million. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of $12.1 million in 1998, which included approximately $4.8 million of unamortized deferred financing costs.

In 1998, the Company required consents from the holders of some of its notes to modify certain indenture provisions in order to proceed with an acquisition. In October 1998, the Company paid $11.3 million in consent payments and issued warrants to purchase 1.2 million shares of common stock in lieu of additional consent payments of $10.1 million.

Long-term debt repayments are due as follows (in millions):

        Year ending December 31:
                      2001                                 $  -
                      2002                                    -
                      2003                                    -
                      2004                                    -
                      2005                                  277.8
                      Thereafter                          6,813.8
                                                        ---------
                                                         $7,091.6
                                                        ---------

In January and February 2001, the Company issued euro 300.0 million ($281.6 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. The Company received proceeds of approximately $275.3 million after underwriters' discount and commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by the Company except in limited circumstances.

4.      LEASES

Leases for office space end in 2004. Total rental expense for the years ended December 31, 2000, 1999 and 1998 under operating leases was $2.0 million, $1.2 million and $0.6 million, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2000 are (in millions): $1.0 (2001), $1.1 (2002), $1.1 (2003) and
$0.7 (2004).

5.      OTHER

No cash dividends were paid to the registrant by subsidiaries for the years ended December 31, 2000, 1999 and 1998.

                    NTL Communications Corp. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts




             COL. A                  COL. B              COL. C                 COL. D             COL. E
---------------------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                                 (2)
                                                     (1)     CHARGED TO
                                   BALANCE AT    CHARGED TO     OTHER                              BALANCE
                                  BEGINNING OF    COSTS AND  ACCOUNTS--  (DEDUCTIONS)/ADDITIONS    AT END
          DESCRIPTION                PERIOD       EXPENSES    DESCRIBE         DESCRIBE           OF PERIOD
Year ended December 31, 2000
  Allowance for doubtful
    accounts                        $83.0          $38.4        $   -         $(35.6) (a)           $85.8
                                 ==============================================================================

Year ended December 31, 1999
  Allowance for doubtful
    accounts                        $38.5          $45.3        $   -         $(0.8) (b)            $83.0
                                 ==============================================================================

Year ended December 31, 1998
  Allowance for doubtful
    accounts                         $8.1          $27.3        $   -          $3.1 (c)             $38.5
                                 ==============================================================================

(a) Uncollectible accounts written-off, net of recoveries of $29.3 million and $6.3 million foreign exchange currency translation adjustments.

(b) Uncollectible accounts written-off, net of recoveries of $15.1 million and $1.1 million foreign currency exchange translation adjustments, offset by $15.4 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

(c) Uncollectible accounts written-off, net of recoveries of $9.2 million, offset by $12.2 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries and $0.1 million foreign currency translation adjustments.