Form 10-Q
period 2001-03-31
NTL COMMUNICATIONS CORP
filed 2001-05-15
CIK 906347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                           Yes   X      No
                               -----       ------

The number of shares outstanding of the issuer's common stock as of March 31, 2001 was 12. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1)(a) and (b) of Form 10-Q.

                    NTL Communications Corp. and Subsidiaries


                                      Index


                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         March 31, 2001 and December 31, 2000 .............................    2

         Condensed Consolidated Statements of Operations-
         Three months ended March 31, 2001 and 2000 .......................    4

         Condensed Consolidated Statement of Shareholder's Equity-
         Three months ended March 31, 2001 ................................    5

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 2001 and 2000 .......................    7

         Notes to Condensed Consolidated Financial Statements .............    8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...............................   16


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   24

SIGNATURES ................................................................   25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    NTL Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (dollars in millions)



                                                                MARCH 31,    DECEMBER 31,
                                                                  2001          2000
                                                               -----------   ------------
                                                               (unaudited)    (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                    $   283.9     $   423.5
   Accounts receivable - trade, less allowance for doubtful
     accounts of $134.7 (2001) and $135.2 (2000)                    461.8         527.4
   Due for affiliates                                               100.0         105.1
   Other                                                            343.9         284.1
                                                                ---------     ---------
Total current assets                                              1,189.6       1,340.1

Fixed assets, net                                                10,554.6      10,916.8
Intangible assets, net                                           10,371.5      10,566.1
Other assets, net of accumulated amortization
   of $81.3 (2001) and $81.8 (2000)                                 287.8         318.6
Deferred incomes taxes                                                6.0           4.9
                                                                ---------     ---------
Total assets                                                    $22,409.5     $23,146.5
                                                                =========     =========

                    NTL Communications Corp. and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                              (dollars in millions)



                                                       MARCH 31,     DECEMBER 31,
                                                         2001            2000
                                                      -----------    ------------
                                                      (unaudited)     (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                   $     370.8    $     451.1
   Accrued expenses and other                             1,089.8        1,105.6
   Accrued construction costs                               124.1          172.9
   Due to affiliates                                         --            117.9
   Interest payable                                         161.6          127.6
   Deferred revenue                                         285.9          291.5
   Current portion of long-term debt                          3.0           10.7
                                                      -----------    -----------
Total current liabilities                                 2,035.2        2,277.3

Long-term debt                                           12,101.2       11,843.4
Other                                                        14.0           13.6
Commitments and contingent liabilities

Shareholder's equity:
   Common stock - $.01 par value; authorized
     100 shares; issued and outstanding 12 (2001)
     and 12 (2000) shares                                    --             --
   Additional paid-in capital                            13,951.8       13,746.7
   Accumulated other comprehensive (loss)                  (501.7)        (379.3)
   (Deficit)                                             (5,191.0)      (4,355.2)
                                                      -----------    -----------
                                                          8,259.1        9,012.2
                                                      -----------    -----------
Total liabilities and shareholder's equity            $  22,409.5    $  23,146.5
                                                      ===========    ===========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (in millions)



                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                     2001         2000
                                                  ----------    ---------
REVENUES
Consumer telecommunications and television        $    502.2    $   248.3
Business and international telecommunications          200.2        158.0
Broadcast transmission and other                        68.1         64.6
                                                  ----------    ---------
                                                       770.5        470.9

COSTS AND EXPENSES
Operating expenses                                     386.8        213.0
Selling, general and administrative expenses           279.4        189.2
Other charges                                            7.4           --
Corporate expenses                                       4.1          6.6
Depreciation and amortization                          623.7        235.3
                                                  ----------    ---------
                                                     1,301.4        644.1
                                                  ----------    ---------
Operating (loss)                                      (530.9)      (173.2)

OTHER INCOME (EXPENSE)
Interest income and other, net                           7.6          8.5
Interest expense                                      (308.0)      (188.7)
Foreign currency transaction (losses) gains             (5.7)        12.0
                                                  ----------    ---------
(Loss) before income tax taxes                        (837.0)      (341.4)
Income tax benefit                                       1.2          4.7
                                                  ----------    ---------
Net (loss)                                        $   (835.8)   $  (336.7)
                                                  ==========    =========


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)
                              (dollars in millions)


                                         COMMON STOCK
                                        $.01 PAR VALUE
                                       SHARES       PAR
                                       -----------------
Balance, December 31, 2000               12         $ --
Contribution from NTL
 (Delaware), Inc
Comprehensive loss:
Net loss for the three months ended
   March 31, 2001
Currency translation adjustment
Unrealized net gains on derivatives
      Total
                                       -----------------
Balance, March 31, 2001                  12         $ --
                                       =================


See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                             (Unaudited) - continued
                              (dollars in millions)

                                                                          ACCUMULATED OTHER
                                                                          COMPREHENSIVE LOSS
                                                                      ---------------------------
                                       ADDITIONAL                       FOREIGN       UNREALIZED
                                        PAID-IN      COMPREHENSIVE     CURRENCY      NET GAINS ON
                                        CAPITAL           LOSS        TRANSLATION    DERIVATIVES       DEFICIT
                                       -------------------------------------------------------------------------
Balance, December 31, 2000             $ 13,746.7                      $ (379.3)                     $ (4,355.2)
Contribution from NTL                       205.1
  (Delaware), Inc.
Comprehensive loss:
Net loss for the three months ended
  March 31, 2001                                        $ (835.8)                                        (835.8)
Currency translation adjustment                           (125.1)        (125.1)
Unrealized net gains on derivatives                          2.7                           $2.7
                                                        --------
      Total                                             $ (958.2)
                                       -------------------------------------------------------------------------
Balance, March 31, 2001                $ 13,951.8                      $ (504.4)           $2.7      $ (5,191.0)
                                       =========================================================================



See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in millions)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 --------------------
                                                                                   2001        2000
                                                                                 --------------------
Net cash (used in) operating activities                                          $ (160.3)   $   (1.7)

INVESTING ACTIVITIES
   Purchase of marketable securities                                                 --          (2.2)
   Proceeds from sales of marketable securities                                      --           5.0
   Increase in other assets                                                          (8.8)       (0.9)
   Purchase of fixed assets                                                        (542.0)     (356.9)
                                                                                 --------    --------
   Net cash (used in) investing activities                                         (550.8)     (355.0)

FINANCING ACTIVITIES
   Cash released from escrow                                                         --          83.3
   Increase in deferred financing costs                                              --          (0.7)
   Proceeds from borrowings, net of financing costs                                 596.7          --
   Principal payments                                                               (22.1)      (75.3)
   Contribution from NTL (Delaware), Inc.                                             7.0         6.0
                                                                                 --------    --------
   Net cash provided by financing activities                                        581.6        13.3

   Effect of exchange rate changes on cash                                          (10.1)       (4.5)
                                                                                 --------    --------
   Decrease in cash and cash equivalents                                           (139.6)     (347.9)
   Cash and cash equivalents at beginning of period                                 423.5     1,074.2
                                                                                 --------    --------
   Cash and cash equivalents at end of period                                    $  283.9    $  726.3
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
    amounts capitalized                                                          $  164.4    $   90.0

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Conversion of Convertible Notes                                               $  109.5    $     --
   Contribution from NTL (Delaware), Inc.                                           198.1          --

See accompanying notes.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in a Current Report on Form 8-K/A dated May 4, 2001 of NTL Communications Corp.

Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE B - CORPORATE RESTRUCTURING

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure in connection with the acquisition of certain assets of Cable & Wireless Communications plc ("CWC") (the operations acquired from CWC are called "ConsumerCo"). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. ("NTL Delaware"). The Company is a wholly-owned subsidiary of NTL Delaware.

On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business Limited (formerly Workplace Technologies plc) from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business Limited became wholly-owned subsidiaries of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a "pooling of interests." Accordingly, the net assets and results of operations of ConsumerCo and NTL Business Limited have been included in the consolidated financial statements from their original dates of acquisition, May 30, 2000 and September 20, 1999, respectively.

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                  MARCH 31,     DECEMBER 31,
                                    2001           2000
                                 --------------------------
                                 (unaudited)
                                       (in millions)
    Operating equipment          $  10,107.9    $  10,004.9
    Other equipment                  1,139.2        1,079.8
    Construction-in-progress         1,178.6        1,509.7
                                 -----------    -----------
                                    12,425.7       12,594.4
    Accumulated depreciation        (1,871.1)      (1,677.6)
                                 -----------    -----------
                                 $  10,554.6    $  10,916.8
                                 ===========    ===========

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE C - FIXED ASSETS (CONTINUED)

Depreciation expense for the three months ended March 31, 2001 and 2000 was $292.9 million and $145.3 million, respectively.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                            MARCH 31,    DECEMBER 31,
                                                              2001          2000
                                                           -----------   -----------
                                                           (unaudited)
                                                                (in millions)
    Goodwill, net of accumulated amortization
       of $1,096.9 (2001) and $837.3 (2000)                $  10,082.3   $  10,236.4
    License acquisition costs, net of accumulated
       amortization of $227.3 (2001) and $215.8 (2000)           121.6         139.2
    Customer lists, net of accumulated amortization
       of $77.8 (2001) and $70.4 (2000)                          139.5         158.6
    Other intangibles, net of accumulated amortization
       Of $7.4 (2001) and $5.5 (2000)                             28.1          31.9
                                                           -----------   -----------
                                                           $  10,371.5   $  10,566.1
                                                           ===========   ===========

In September 1999, NTL Delaware acquired the shares of Workplace Technologies plc. On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL Business Limited (formerly Workplace Technologies plc) from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, NTL Business Limited became a wholly-owned subsidiary of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a "pooling of interests." Accordingly, the net assets and results of operations of NTL Business Limited have been included in the Company's consolidated financial statements from the date of acquisition by NTL Delaware.

On May 30, 2000, NTL Incorporated acquired ConsumerCo. On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated in exchange for shares of its common stock. As a result of this transaction, ConsumerCo became a wholly-owned subsidiary of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a "pooling of interests." Accordingly, the net assets and results of operations of ConsumerCo have been included in the Company's consolidated financial statements from the date of acquisition by NTL Incorporated.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE D - INTANGIBLE ASSETS (CONTINUED)

A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo, which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo, which are included in the pro forma results below are not reflective of results on a going forward basis. The pro forma unaudited consolidated results of operations for the three months ended March 31, 2000 assuming consummation of the above mentioned transactions as of January 1, 2000 is as follows (in millions):


    Total revenue          $ 761.2
    Net (loss)              (692.0)

Amortization of intangible and other assets charged to expense for the three months ended March 31, 2001 and 2000 was $330.8 million and $90.0 million, respectively.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                          MARCH 31,    DECEMBER 31,
                                                            2001          2000
                                                         -----------   -----------
                                                         (unaudited)
                                                              (in millions)
NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                   $     277.8   $     277.8
  11-1/2% Senior Deferred Coupon Notes                       1,050.0       1,040.5
  10% Senior Notes                                             400.0         400.0
  9-1/2% Senior Sterling Notes, less unamortized
     discount                                                  176.9         186.5
  10-3/4% Senior Deferred Coupon Sterling Notes                344.4         353.6
  9-3/4% Senior Deferred Coupon Notes                        1,073.6       1,048.5
  9-3/4% Senior Deferred Coupon Sterling Notes                 350.5         360.8
  11-1/2% Senior Notes                                         625.0         625.0
  12-3/8% Senior Deferred Coupon Notes                         333.3         323.6
  7% Convertible Subordinated Notes                            489.8         599.3
  9-1/4% Senior Euro Notes                                     219.9         234.7
  9-7/8% Senior Euro Notes                                     307.8         328.6
  11-1/2% Senior Deferred Coupon Euro Notes                    123.2         127.9
  11-7/8% Senior Notes, less unamortized discount              489.9         489.6
  12-3/8% Senior Euro Notes                                    263.8          --

NTL Communications Limited:
  Credit Agreement                                           3,547.5         375.3
  Other                                                          2.3          --

NTL Business:
  Credit Agreement                                              --         3,030.3

ConsumerCo:
  Term Loan Facility and Other                                  --            21.7

NTL Triangle:
  11.2% Senior Discount Debentures                             517.3         517.3
  Other                                                          4.5           5.2

Diamond:
  13-1/4% Senior Discount Notes                                285.1         285.1
  11-3/4% Senior Discount Notes                                531.0         531.0
  10-3/4% Senior Discount Notes                                383.8         373.9
  10% Senior Sterling Notes                                    191.6         201.9
  9-1/8% Senior Notes                                          110.0         110.0
  Other                                                          5.2           6.0
                                                         -----------   -----------
                                                            12,104.2      11,854.1
Less current portion                                             3.0          10.7
                                                         -----------   -----------
                                                         $  12,101.2   $  11,843.4
                                                         ===========   ===========

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a pound sterling 2,500.0 million ($3,547.5 million) credit agreement in connection with the ConsumerCo acquisition. As of March 31, 2001, there was pound sterling 2,500.0 million ($3,547.5 million) outstanding under the credit agreement. The effective rate of interest at March 31, 2001 was 8.03%.

In January and February 2001, the Company issued euro 300.0 million ($263.8 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. The Company received proceeds of approximately $271.9 million after underwriters' discount and commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by the Company except in limited circumstances.

In February 2001, $109.5 million principal amount of 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of NTL Incorporated's common stock at the applicable conversion price of $39.20 per share. NTL Incorporated issued as a premium on the conversion an additional 0.5 million shares which were valued at the closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, is included in interest expense. Additionally, accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock.
As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of the Company and NTL Business' interest in the pound sterling 2,500.0 million credit agreement was assigned to a subsidiary of NTLCL.

On April 27, 2001, the Company received a commitment from a unit of GE Capital for $388.0 million in financing. Subject to definitive documentation and customary closing conditions, GE Capital will provide pound sterling 200.0 million ($283.8 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTLCL. This increase is also subject to the consent of the existing lenders under the credit agreement. The remainder will be in the form of 5.75% convertible notes, convertible into NTL Incorporated common stock at a conversion price of $35.00 per share. The Company intends to use approximately half of the proceeds to repay outstanding amounts under the pound sterling 2,500.0 million credit agreement and the remainder for construction, capital expenditure and general corporate purposes.

On May 9, 2001, NTL Incorporated announced that the Company had priced an issue of $1,000.0 million of 6-3/4% Convertible Senior Notes due May 15, 2008. Interest will be payable semiannually commencing on November 15, 2001. These notes will be convertible into shares of NTL Incorporated common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes will be redeemable, in whole or from time to time in part, at the option of NTL Incorporated or the Company. NTL Incorporated will be a co-obligor of the notes on a subordinated basis. The closing of the sale of the notes is expected to occur on May 15, 2001.

NTLCL has a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, in connection with the issuance of notes by the Company beginning in October 2000, the commitment was reduced by pound sterling 255.1 million ($362.0 million). Following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this credit agreement. As of May 9, 2001, pound sterling 455.1 million ($645.7 million) had been borrowed.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the three months ended March 31, 2001, the Company recorded other comprehensive income of $4.9 million as result of changes in the fair values. The aggregate fair value at March 31, 2001 was a net asset of $2.7 million.

NOTE G - OTHER CHARGES

Other charges of $7.4 million in 2001 are principally for costs incurred to integrate the acquired companies and are primarily related to information technology integration, and costs incurred for business rationalization.

NOTE H - RESTRUCTURING COSTS

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of March 31, 2001, $20.5 million of the provision had been used, including $17.5 million for employee severance and related costs and $3.0 million for lease exit costs. As of March 31, 2001, approximately 1,100 employees had been terminated. The remaining restructuring reserve of $45.4 million includes $30.4 million for employee severance and related costs and $15.0 million for lease exit costs.

NOTE I - RELATED PARTY TRANSACTIONS

On April 12, 2001, NTL Incorporated purchased $15.0 million of an unsecured convertible note of CoreComm Limited, a company that offers telecommunications and Internet services to residential and business customers in the United States. In addition, concurrently with the note purchase and without additional compensation, NTL Incorporated entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access on CoreComm's network for Internet traffic from NTL Incorporated's U.K. customers, as well as royalty free license to use certain billing and provisioning software and know-how. Certain officers and directors of NTL Incorporated are also officers and directors of CoreComm. In light of this relationship, the independent directors of NTL Incorporated examined the transaction with CoreComm. The board of directors determined that the transaction was inherently fair and provided NTL Incorporated with benefits that exceeded those that could be obtained from a third party.

NOTE J - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended March 31, 2001 and 2000 was $958.2 million and $398.0 million, respectively.

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE K - SEGMENT DATA

                                     BROADCAST    CONSUMER   BUSINESS    SHARED       TOTAL
                                     --------------------------------------------------------
                                                          (in millions)
Three months ended March 31, 2001
Revenues                              $   68.1   $     502.2    $  200.2   $    --    $   770.5
EBITDA(1)                                 34.1         157.0        70.7     (157.5)      104.3

Three months ended March 31, 2000
Revenues                              $   64.6   $     248.3    $  158.0   $    --     $  470.9
EBITDA(1)                                 34.6          72.3        36.2      (74.4)       68.7

Total assets
March 31, 2001(2)                     $  607.7   $  18,572.9    $1,562.8   $1,666.1   $22,409.5
December 31, 2000(3)                     647.3      19,113.0     1,753.3    1,632.9    23,146.5

(1) Represents earnings before interest, taxes, depreciation and amortization, other charges, corporate expenses, and foreign currency transaction (losses) gains.

(2) At March 31, 2001, shared assets included $221.5 million of cash and cash equivalents, $491.3 million of goodwill and $953.3 million of other assets.

(3) At December 31, 2000, shared assets include $355.0 million of cash and cash equivalents, $418.8 million of goodwill and $859.1 million of other assets.

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             2001           2000
                                                         ----------------------------
                                                                (in millions)
         Segment Combined EBITDA                           $ 104.3        $  68.7

         (Add) Deduct:
         Other charges                                         7.4            --
         Corporate expenses                                    4.1            6.6
         Depreciation and amortization                       623.7          235.3
         Interest income and other, net                       (7.6)          (8.5)
         Interest expense                                    308.0          188.7
         Foreign currency transaction losses (gains)           5.7          (12.0)
                                                           -------        -------
                                                             941.3          410.1
                                                           -------        -------
         (Loss) before income tax benefit                  $(837.0)       $(341.4)
                                                           =======        =======

                    NTL Communications Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2001, the Company was committed to pay approximately $1,115.0 million for equipment and services, which includes approximately $780.0 million for certain operations and maintenance contracts through 2008.

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

                   NTL Communications Corp. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                   UK & IRELAND CUSTOMER STATISTICS (IN 000S)
                                 MARCH 31, 2001


                                   (UK)           (IRELAND)      NTL UK & IRELAND
                                    NTL           CABLELINK
---------------------------------------------------------------------------------
Homes in Franchise               11,411.2            420.0           11,831.2
Homes passed                      8,404.1            419.4            8,823.5
Homes marketed (Telco)            7,472.3             20.0            7,492.3
Homes marketed (CATV)             7,695.8            419.4            8,115.2
Homes marketed (Ethernet)            --               --                 --
Customers                         2,849.8            370.6            3,220.4
     Single RGU                     828.6            367.1            1,195.7
     Dual / Triple RGU            2,021.2              3.5            2,024.7
CATV                              2,311.5            370.6            2,682.1
     Digital                        757.3             --                757.3
Telephone (Direct)                2,559.5              3.5            2,563.0
Broadband Internet                   26.3             --                 26.3
RGUs                              4,897.3            374.1            5,271.4

Internet Subscribers              1,953.3             --              1,953.3
     Wholesale                    1,043.3             --              1,043.3
     ntlworld                       602.4             --                602.4
Telephone (Indirect)                435.2             --                435.2

Residential Customers             4,328.3            370.6            4,698.9
Residential Services              7,259.5            374.1            7,633.6

Business Customers                   76.6              1.0               77.6

 PENETRATION
 CATV                                30.0%            88.4%              33.1%
 Telephone                           34.3%              nm               34.2%
 Customer                            37.0%            88.4%              39.7%
 RGU                                 63.6%            89.2%              65.0%
 Dual / Triple                       70.9%             0.9%              62.9%

                    NTL Communications Corp. and Subsidiaries


                              RESULTS OF OPERATIONS

As a result of the completion of the acquisition of the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc ("ConsumerCo") in May 2000, the Company consolidated the results of operations of ConsumerCo from the date of acquisition.

Three Months Ended March 31, 2001 and 2000

For the three months ended March 31, 2000, certain revenues have been reclassified from business telecommunications to broadcast transmission and other, and certain costs have been reclassified from operating expenses to selling, general and administrative expenses to conform to the 2001 classifications. In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

Consumer telecommunications and television revenues increased to $502.2 million from $248.3 million as a result of an acquisition and from growth in the Company's customer base. The 2001 revenue includes $239.9 million from ConsumerCo. The Company's immediate goal is to drive the majority of revenue growth from average revenue per unit ("ARPU") increases rather than adding new customers. Achievement of this goal would allow the Company to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and higher initial maintenance costs. In the first quarter of 2001, the Company increased revenues from existing customers as a result of migrating customers to digital television, price increases and upselling additional products and services. The Company expects this trend to continue in the second quarter of 2001.

Business telecommunications revenues increased to $200.2 million from $158.0 million as a result of an acquisition, growth in the Company's customer base and increases in carrier services revenues. The 2001 revenue includes $26.5 million from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies, including wireless service operators. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $68.1 million from $64.6 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

                    NTL Communications Corp. and Subsidiaries


Operating expenses (including network expenses) increased to $386.8 million from $213.0 million as a result of an acquisition and increases in interconnection and programming costs due to customer growth. The 2001 expense includes $107.3 million from ConsumerCo.

Selling, general and administrative expenses increased to $279.4 million from $189.2 million as a result of the acquisition of ConsumerCo. The 2001 expense includes $92.0 million from ConsumerCo.

Other charges of $7.4 million in 2001 are principally for costs incurred to integrate the acquired companies and are primarily related to information technology integration, and costs incurred for business rationalization.

Corporate expenses decreased to $4.1 million from $6.6 million due to a reduction in various overhead costs.

Depreciation and amortization expense increased to $623.7 million from $235.3 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 expense includes $396.2 million from ConsumerCo, including amortization of acquisition related intangibles.

Interest expense increased to $308.0 million from $188.7 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 expense includes $58.2 million in interest on acquisition related debt. Interest of $186.0 million and $103.6 million was paid in cash in the three months ended March 31, 2001 and 2000, respectively.

Foreign currency transaction (losses) gains decreased to losses of $5.7 million from gains of $12.0 million primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of March 31, 2001, $20.5 million of the provision had been used, including $17.5 million for employee severance and related costs and $3.0 million for lease exit costs. As of March 31, 2001, approximately 1,100 employees had been terminated. The remaining restructuring reserve of $45.4 million includes $30.4 million for employee severance and related costs and $15.0 million for lease exit costs.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. NTL Incorporated is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding.

                    NTL Communications Corp. and Subsidiaries



                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,450.0 million from April 1, 2001 to December 31, 2001. The Company's commitments at March 31, 2001 for equipment and services through 2001 of approximately $335.0 million are included in the anticipated requirements. The Company had approximately $283.9 million in cash on hand at March 31, 2001. The Company expects to utilize the proceeds from the issuance of convertible notes in May 2001, proceeds from the proposed GE Capital financing and a portion of its bank credit facilities to fund the balance of these requirements.

On April 27, 2001, the Company received a commitment from a unit of GE Capital for $388.0 million in financing. Subject to definitive documentation and customary closing conditions, GE Capital will provide pound sterling 200.0 million ($283.8 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTL Communications Limited ("NTLCL"). This increase is also subject to the consent of the existing lenders under the credit agreement. The remainder will be in the form of 5.75% convertible notes, convertible into NTL Incorporated common stock at a conversion price of $35.00 per share. The Company intends to use half of the proceeds to repay outstanding amounts under the pound sterling 2,500.0 million credit agreement and the remainder for construction, capital expenditure and general corporate purposes.

On May 9, 2001, NTL Incorporated announced that the Company had priced an issue of $1,000.0 million of 6-3/4% Convertible Senior Notes due May 15, 2008. Interest will be payable semiannually commencing on November 15, 2001. These notes will be convertible into shares of NTL Incorporated common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes will be redeemable, in whole or from time to time in part, at the option of NTL Incorporated or the Company. NTL Incorporated will be a co-obligor of the notes on a subordinated basis. The closing of the sale of the notes is expected to occur on May 15, 2001.

NTLCL entered into a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of the Company's 11-7/8% notes, and the issuance in January and February 2001 of euro 300.0 million aggregate principal amount of the Company's 12-3/8% notes, the commitment was reduced by pound sterling 255.1 million ($362.0 million). Following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this agreement. As of May 9, 2001, pound sterling 455.1 million ($645.7 million) had been borrowed. NTLCL and other members of the UK Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction,

                    NTL Communications Corp. and Subsidiaries



capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

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

The accreted value at March 31, 2001 of the Company's consolidated long-term indebtedness is $12,101.2 million, representing approximately 59.4% of total capitalization. The following summarizes the terms of the significant credit facilities and notes issued by the Company and its subsidiaries.

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

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($177.4 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($425.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

                    NTL Communications Corp. and Subsidiaries


(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($468.3 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(11) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($219.9 million), interest payable semiannually beginning on May 15, 2000;

(12) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($307.8 million), interest payable semiannually beginning on May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(13) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($184.7 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(14) 11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(15) 12-3/8% Senior Euro Notes due February 1, 2008, principal amount at maturity of euro 300.0 million ($263.8 million), interest payable semiannually beginning on August 1, 2001;

NTLCL:

(16) Credit Agreement of pound sterling 1,300.0 million ($1,844.7 million), no amounts were outstanding at March 31, 2001, pound sterling 455.1 million ($645.7 million) outstanding as of May 9, 2001, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of the Company's notes beginning in October 2000, the commitment was reduced by pound sterling 255.1 ($362.0 million), following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million);

                    NTL Communications Corp. and Subsidiaries


(17) Credit Agreement of pound sterling 2,500.0 million ($3,547.5 million), of which pound sterling 2,500.0 million ($3,547.5 million) was outstanding at March 31, 2001, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate of 8.03% at March 31, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

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

(22) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($191.6 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(23) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing. There can be no assurance that financing will be available on acceptable terms or at all.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $160.3 million and $1.7 million in the three months ended March 31, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the three months ended March 31, 2001 and 2000 was $164.4 million and $90.0 million, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $542.0 million in 2001 and $356.9 million in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                    NTL Communications Corp. and Subsidiaries


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits.

         None.

  (b)    Reports on Form 8-K.

         During the quarter ended March 31, 2001, the Company filed the following current reports on Form 8-K:

         (i) Report dated January 15, 2001 (filed January 16, 2001) reporting under Item 5, Other Events, that on January 15, 2001, NTL Communications Corp. announced that it had launched an issue of up to euro 200.0 million of Senior Notes due 2008.

         (ii) Report dated January 17, 2001 (filed January 19, 2001) reporting under Item 5, Other Events, that on January 17, 2001, NTL Communications Corp. announced that it had priced an issue of euro 200.0 million of Senior Notes due 2008.

         (iii) Report dated February 5, 2001 (filed February 7, 2001) reporting under Item 5, Other Events, that NTL Communications Corp. announced that it had launched an additional euro 100.0 million of Senior Notes due 2008.

         (iv) Report dated February 21, 2001 (filed March 7, 2001) reporting under Item 2, Acquisition or Disposition of Assets, that on February 21, 2001, NTL Communications Corp. completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited from its ultimate parent company NTL Incorporated and the entire issued share capital of NTL Business Limited from its direct parent company NTL (Delaware), Inc. in exchange for shares of its common stock. As part of this transaction, NTL's pound sterling 2.5 billion credit facility was novated to a subsidiary of NTL Communications Corp.

         No financial statements were filed with these reports.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NTL COMMUNICATIONS CORP.



Date:  May 14, 2001                  By: /s/ Barclay Knapp
                                         -------------------------
                                          Barclay Knapp
                                          President and Chief Executive Officer


Date:  May 14, 2001                  By: /s/ Gregg N. Gorelick
                                         --------------------------
                                          Gregg N. Gorelick
                                          Vice President-Controller
                                          (Principal Accounting Officer)