Form 10-Q
period 2001-09-30
NTL COMMUNICATIONS CORP
filed 2001-11-14
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

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

(212) 906-8440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X            No______

The number of shares outstanding of the issuer’s common stock as of September 30, 2001 was 12. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant’s common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

NTL Communications Corp. and Subsidiaries

Index

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets-

	September 30, 2001 and December 31, 2000	2

	Condensed Consolidated Statements of Operations-

	Three and nine months ended September 30, 2001 and 2000	4

	Condensed Consolidated Statement of Shareholder’s Equity-

	Nine months ended September 30, 2001	5

	Condensed Consolidated Statements of Cash Flows-

	Nine months ended September 30, 2001 and 2000	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	17

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	September 30,	December 31,
	2001	2000

	(unaudited)	(see note)
Assets

Current assets:

Cash and cash equivalents	$268.3	$423.5

Accounts receivable – trade, less allowance for doubtful accounts of $136.1 (2001) and $135.2 (2000)	500.2	527.4

Due from affiliates	99.4	105.1

Other	379.3	284.1

Total current assets	1,247.2	1,340.1

Fixed assets, net	11,053.0	10,916.8

Intangible assets, net	9,651.1	10,566.1

Other assets, net of accumulated amortization of $108.8 (2001) and $81.8 (2000)	254.9	318.6

Loan to NTL Incorporated	150.0	—

Deferred incomes taxes	9.1	4.9

Total assets	$22,365.3	$23,146.5

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheets – continued
(dollars in millions)

	September 30,	December 31,
	2001	2000

	(unaudited)	(see note)
Liabilities and shareholder’s equity

Current liabilities:

Accounts payable	$388.5	$451.1

Accrued expenses and other	939.9	1,105.6

Accrued construction costs	58.2	172.9

Due to affiliates	—	117.9

Interest payable	150.7	127.6

Deferred revenue	324.0	291.5

Current portion of long-term debt	2.5	10.7

Total current liabilities	1,863.8	2,277.3

Long-term debt	13,790.6	11,843.4

Other	6.4	13.6

Commitments and contingent liabilities

Shareholder’s equity:

Common stock — $.01 par value; authorized 100 shares; issued and outstanding 12 shares	—	—

Additional paid-in capital	13,973.8	13,746.7

Accumulated other comprehensive (loss)	(470.2)	(379.3)

(Deficit)	(6,799.1)	(4,355.2)

	6,704.5	9,012.2

Total liabilities and shareholder’s equity	$22,365.3	$23,146.5

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues

Consumer telecommunications and television	$523.0	$466.6	$1,537.1	$1,035.1

Business and international telecommunications	221.7	185.7	618.5	511.9

Broadcast transmission and other	71.3	65.4	207.8	195.2

	816.0	717.7	2,363.4	1,742.2
Costs and expenses

Operating expenses	397.6	376.1	1,180.3	853.5

Selling, general and administrative expenses	252.6	274.5	775.1	691.0

Non-cash compensation expense	30.6	—	30.6	—

Other charges	27.9	6.0	53.2	19.7

Corporate expenses	3.7	2.2	13.8	14.1

Depreciation and amortization	597.9	512.3	1,877.1	1,059.5

	1,310.3	1,171.1	3,930.1	2,637.8

Operating (loss)	(494.3)	(453.4)	(1,566.7)	(895.6)

Other income (expense)

Interest income and other, net	1.1	(8.7)	10.5	7.7

Interest expense	(303.1)	(235.2)	(895.7)	(626.7)

Foreign currency transaction (losses) gains	(14.1)	30.9	4.3	(25.1)

(Loss) before income tax benefit	(810.4)	(666.4)	(2,447.6)	(1,539.7)

Income tax benefit	1.2	8.2	3.7	18.7

Net (loss)	$(809.2)	$(658.2)	$(2,443.9)	$(1,521.0)

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statement of Shareholder’s Equity
(Unaudited)
(dollars in millions)

	Common Stock
	$.01 Par Value
	Shares	Par

Balance, December 31, 2000	12	$—

Contribution from NTL (Delaware), Inc., net

Non-cash compensation

Comprehensive loss:

Net loss for the nine months ended September 30, 2001

Currency translation adjustment

Unrealized net gains on derivatives

Total

Balance, September 30, 2001	12	$—

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statement of Shareholder’s Equity
(Unaudited) – continued
(dollars in millions)

			Accumulated Other
			Comprehensive Loss

	Additional		Foreign	Unrealized
	Paid-In	Comprehensive	Currency	Net Gains on
	Capital	Loss	Translation	Derivatives	Deficit

Balance, December 31, 2000	$13,746.7		$(379.3)		$(4,355.2)

Contribution from NTL

(Delaware), Inc., net	196.5

Non-cash compensation	30.6

Comprehensive loss:

Net loss for the nine months ended September 30, 2001		$(2,443.9)			(2,443.9)

Currency translation adjustment		(87.6)	(87.6)

Unrealized net gains on derivatives		(3.3)		$(3.3)

Total		$(2,534.8)

Balance, September 30, 2001	$13,973.8		$(466.9)	$(3.3)	$(6,799.1)

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended
	September 30,

	2001	2000

Net cash (used in) operating activities	$(469.6)	$(221.0)

Investing activities

Acquisition, net of cash acquired	—	(7,514.4)

Purchase of fixed assets	(1,345.6)	(1,387.8)

Increase in other assets	(8.4)	(37.0)
Loan to NTL Incorporated	(150.0)	—

Purchase of marketable securities	(9.9)	(3.4)

Proceeds from sales of marketable securities	10.0	8.4

Net cash (used in) investing activities	(1,503.9)	(8,934.2)

Financing activities

Cash released from escrow	—	77.5

Increase in deferred financing costs	—	(0.7)

Proceeds from borrowings, net of financing costs	2,245.7	4,024.9

Principal payments	(418.5)	(1,105.4)

Proceeds from investment in subsidiary	—	23.9

Due to affiliates	—	1,016.0

Contribution from NTL (Delaware), Inc.	9.0	4,282.8

Distribution to NTL (Delaware), Inc.	(10.6)	—

Net cash provided by financing activities	1,825.6	8,319.0

Effect of exchange rate changes on cash	(7.3)	(23.4)

Decrease in cash and cash equivalents	(155.2)	(859.6)

Cash and cash equivalents at beginning of period	423.5	1,074.2

Cash and cash equivalents at end of period	$268.3	$214.6

Supplemental disclosure of cash flow information

Cash paid during the period for interest exclusive of amounts capitalized	$638.7	$246.1

Income taxes paid	—	1.4

Supplemental schedule of noncash financing activities

Conversion of Convertible Notes	$109.5	$—

Contribution from NTL (Delaware), Inc.	198.1	—

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in a Current Report on Form 8-K/A dated May 4, 2001 of NTL Communications Corp.

Certain prior period amounts have been reclassified to conform to the current presentation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization of goodwill included in our investments in equity investees will no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

Note B – Corporate Restructuring

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure in connection with the acquisition of certain assets of Cable & Wireless Communications plc (“CWC”) (the operations acquired from CWC are called “ConsumerCo”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc. (“NTL Delaware”). The Company is a wholly-owned subsidiary of NTL Delaware.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note B – Corporate Restructuring (continued)

On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business Limited (formerly Workplace Technologies plc) from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business Limited became wholly-owned subsidiaries of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a “pooling of interests.” Accordingly, the net assets and results of operations of ConsumerCo and NTL Business Limited have been included in the consolidated financial statements from their original dates of acquisition, May 30, 2000 and September 20, 1999, respectively.

Note C – Fixed Assets

Fixed assets consist of:

	September 30,	December 31,
	2001	2000

	(unaudited)
	(in millions)
Operating equipment	$10,893.1	$10,004.9

Other equipment	1,256.5	1,079.8

Construction-in-progress	1,486.4	1,509.7

	13,636.0	12,594.4

Accumulated depreciation	(2,583.0)	(1,677.6)

	$11,053.0	$10,916.8

Depreciation expense for the nine months ended September 30, 2001 and 2000 was $923.6 million and $546.5 million, respectively. Depreciation expense for the three months ended September 30, 2001 and 2000 was $309.6 million and $228.6 million, respectively.

Note D – Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2001	2000

	(unaudited)
	(in millions)
Goodwill, net of accumulated amortization of $1,690.6 (2001) and $837.3 (2000)	$9,403.7	$10,236.4

License acquisition costs, net of accumulated amortization of $252.1 (2001) and $215.8 (2000)	101.3	139.2

Customer lists, net of accumulated amortization of $103.3 (2001) and $70.4 (2000)	121.6	158.6

Other intangibles, net of accumulated amortization of $12.2 (2001) and $5.5 (2000)	24.5	31.9

	$9,651.1	$10,566.1

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Note D – Intangible Assets (continued)

In September 1999, NTL Delaware acquired the shares of Workplace Technologies plc. On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL Business Limited (formerly Workplace Technologies plc) from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, NTL Business Limited became a wholly-owned subsidiary of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a “pooling of interests.” Accordingly, the net assets and results of operations of NTL Business Limited have been included in the Company’s consolidated financial statements from the date of acquisition by NTL Delaware.

On May 30, 2000, NTL Incorporated acquired ConsumerCo. On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated in exchange for shares of its common stock. As a result of this transaction, ConsumerCo became a wholly-owned subsidiary of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a “pooling of interests.” Accordingly, the net assets and results of operations of ConsumerCo have been included in the Company’s consolidated financial statements from the date of acquisition by NTL Incorporated.

The proforma unaudited consolidated results of operations for the nine months ended September 30, 2000 assuming consummation of the above mentioned transactions as of January 1, 2000 is as follows (in millions). A significant component of the proforma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo, which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo, which are included in the proforma results below are not reflective of results on a going forward basis.

Total revenue	$2,211.4

Net (loss)	(2,369.5)

Amortization of intangible and other assets charged to expense for the nine months ended September 30, 2001 and 2000 was $953.5 million and $513.0 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended September 30, 2001 and 2000 was $288.3 million and $283.7 million, respectively.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Note E – Long-Term Debt

Long-term debt consists of:

	September 30,	December 31,
	2001	2000

	(unaudited)
	(in millions)
NTL Communications:

12-3/4% Senior Deferred Coupon Notes	$277.8	$277.8

11-1/2% Senior Deferred Coupon Notes	1,050.0	1,040.5

10% Senior Notes	400.0	400.0

9-1/2% Senior Sterling Notes, less unamortized discount	183.2	186.5

10-3/4% Senior Deferred Coupon Sterling Notes	376.0	353.6

9-3/4% Senior Deferred Coupon Notes	1,126.2	1,048.5

9-3/4% Senior Deferred Coupon Sterling Notes	380.6	360.8

11-1/2% Senior Notes	625.0	625.0

12-3/8% Senior Deferred Coupon Notes	353.9	323.6

7% Convertible Subordinated Notes	489.8	599.3

9-1/4% Senior Euro Notes	227.5	234.7

9-7/8% Senior Euro Notes	318.5	328.6

11-1/2% Senior Deferred Coupon Euro Notes	134.7	127.9

11-7/8% Senior Notes, less unamortized discount	490.4	489.6

12-3/8% Senior Euro Notes, plus unamortized premium	273.8	—

6-3/4% Convertible Senior Notes	1,150.0	—

NTL Communications Limited:

Credit Agreement	3,672.8	375.3

Working Capital Credit Agreement	146.9	—

Other	60.9	—

NTL Business:

Credit Agreement	—	3,030.3

ConsumerCo:

Term Loan Facility and Other	—	21.7

NTL Triangle:

11.2% Senior Discount Debentures	517.3	517.3

Other	4.8	5.2

Diamond:

13-1/4% Senior Discount Notes	285.1	285.1

11-3/4% Senior Discount Notes	531.0	531.0

10-3/4% Senior Discount Notes	404.4	373.9

10% Senior Sterling Notes	198.3	201.9

9-1/8% Senior Notes	110.0	110.0

Other	4.2	6.0

	13,793.1	11,854.1

Less current portion	2.5	10.7

	$13,790.6	$11,843.4

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Note E – Long-Term Debt (continued)

In May 2000, NTL Business Limited (“NTL Business”), a wholly-owned subsidiary of the Company and NTL Communications Limited (“NTLCL”), a wholly-owned indirect subsidiary of the Company, entered into a £2,500.0 million ($3,672.8 million) credit agreement in connection with the ConsumerCo acquisition. As of September 30, 2001, there was £2,500.0 million ($3,672.8 million) outstanding under the credit agreement. The effective interest rate at September 30, 2001 was 6.79%.

In January 2001, the Company issued €200.0 million ($182.0 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. In February 2001, the Company issued an additional €100.0 million principal amount of 12-3/8% Senior Euro Notes due February 1, 2008 at a price of 100.1% of the aggregate principal amount at maturity or €101.0 million ($91.9 million). The Company received aggregate proceeds of approximately $271.2 million after underwriters’ commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum from August 1, 2001. These notes may not be redeemed by the Company except in limited circumstances.

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

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of the Company and NTL Business’ rights and obligations under the £2,500.0 million credit agreement were assigned to a subsidiary of NTLCL.

In May 2001, the Company issued $1,150.0 million aggregate principal amount of 6-3/4% Convertible Senior Notes due May 15, 2008. The Company received proceeds of approximately $1,114.8 million after underwriters’ commission and other fees. Interest is payable semiannually in cash at a rate of 6-3/4% per annum beginning on November 15, 2001. These notes are convertible into shares of NTL Incorporated common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes are redeemable, in whole or from time to time in part, at the option of the Company or NTL Incorporated. NTL Incorporated is a co-obligator of the notes on a subordinated basis.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Note E – Long-Term Debt (continued)

NTLCL has a £1,300.0 million ($1,909.8 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, in connection with the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,296.5 million). As of September 30, 2001, £100.0 million ($146.9 million) was outstanding under this credit agreement with an effective interest rate of 10.01%.

In October 2001, the Company completed £169.6 million ($249.2 million) of vendor financing plus £200.0 million ($293.8 million) of GE Capital senior secured financing. The vendor financing was an addition to NTLCL’s £2,500.0 million credit agreement with the same terms and conditions. The Company borrowed £84.8 million ($124.6 million) of the vendor financing in October 2001. The remaining £84.8 million is committed to the Company by the vendors, who will increase their commitment to the bank facility at the Company's request, provided that certain purchase commitments are met. Interest on the GE Capital senior secured financing is payable at least every six months at LIBOR plus a margin rate of 3.5% per annum. The senior secured financing is repayable in eight quarterly installments beginning on June 30, 2006.

Note F – Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the nine months ended September 30, 2001, the Company recorded other comprehensive loss of $1.1 million as a result of changes in the fair values. The aggregate fair value at September 30, 2001 was a net liability of $3.3 million.

In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/U.S. dollar exchange rate in accordance with its market risk strategies. This agreement and the underlying contracts do not qualify for hedge accounting under SFAS No. 133 (as amended). Instead, it will be accounted for as a financial instrument under SFAS No. 107, with any change in fair value recorded in results of operations. As of September 30, 2001, the fair value of this instrument was a liability of $0.1 million.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Note G – Non-Cash Compensation

In July 2001, the Compensation and Option Committee of the Board of Directors (the “Compensation Committee”) approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of NTL Incorporated common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the common stock on the date of the modification of $12.05 per share and the exercise price per share.

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

Note H – Other Charges

Other charges of $53.2 million and $19.7 million for the nine months ended September 30, 2001 and 2000, respectively include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Note I – Restructuring Costs

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of September 30, 2001, $42.1 million of the provision had been used, including $36.1 million for employee severance and related costs and $6.0 million for lease exit costs. As of September 30, 2001, approximately 1,600 employees had been terminated. The remaining restructuring reserve of $23.8 million includes $11.8 million for employee severance and related costs and $12.0 million for lease exit costs.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Note J – Comprehensive Loss

The Company’s comprehensive loss for the three months ended September 30, 2001 and 2000 was $754.4 million and $699.4 million, respectively. The Company’s comprehensive loss for the nine months ended September 30, 2001 and 2000 was $2,534.8 million and $1,812.1 million, respectively.

Note K – Related Party Transactions

On April 12, 2001, NTL Incorporated purchased $15.0 million of an unsecured convertible note of CoreComm Limited, a company that offers telecommunications and Internet services to residential and business customers in the United States. In addition, concurrently with the note purchase and without additional compensation, NTL Incorporated entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from NTL Incorporated’s U.K. customers, as well as a royalty free license to use certain billing and provisioning software and know-how. Certain officers and directors of NTL Incorporated are also officers and directors of CoreComm. In light of this relationship, the independent directors of NTL Incorporated examined the transaction with CoreComm. The board of directors determined that the transaction was inherently fair and provided NTL Incorporated with benefits that exceeded those that could be obtained from a third party.

On September 28, 2001, the Company loaned NTL Incorporated $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001.

Note L – Segment Data

	Broadcast	Consumer	Business	Shared	Total

	(in millions)

Nine months ended September 30, 2001

Revenues	$207.8	$1,537.1	$618.5	$—	$2,363.4

EBITDA (1)	108.6	521.9	233.7	(456.2)	408.0

Nine months ended September 30, 2000

Revenues	$195.2	$1,035.1	$511.9	$—	$1,742.2

EBITDA (1)	98.5	316.8	172.1	(389.7)	197.7

Total assets

September 30, 2001 (2)	$688.8	$18,170.7	$1,627.2	$1,878.6	$22,365.3

December 31, 2000 (3)	647.3	19,113.0	1,753.3	1,632.9	23,146.5

(1)	Represents earnings before interest, taxes, depreciation and amortization, non-cash compensation, other charges, corporate expenses, and foreign currency transaction (losses) gains.

(2)	At September 30, 2001, shared assets included $216.0 million of cash and cash equivalents, $466.3 million of goodwill and $1,196.3 million of other assets.

(3)	At December 31, 2000, shared assets included $355.0 million of cash and cash equivalents, $418.8 million of goodwill and $859.1 million of other assets.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Note L – Segment Data (continued)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

	Nine Months Ended September 30,

	2001	2000

	(in millions)

Segment Combined EBITDA	$408.0	$197.7

(Add) Deduct:

Non-cash compensation	30.6	—

Other charges	53.2	19.7

Corporate expenses	13.8	14.1

Depreciation and amortization	1,877.1	1,059.5

Interest income and other, net	(10.5)	(7.7)

Interest expense	895.7	626.7

Foreign currency transaction (gains) losses	(4.3)	25.1

	2,855.6	1,737.4

(Loss) before income tax benefit	$(2,447.6)	$(1,539.7)

Note M – Commitments and Contingent Liabilities

At September 30, 2001, the Company was committed to pay approximately $1,100.0 million for equipment and services, which includes approximately $800.0 million for operations and maintenance and other contracts though 2006.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NTL Communications Corp. and Subsidiaries

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Operating Statistics as of September 30, 2001
(subscriber total in thousands)

	NTL	NTL	NTL
	(UK)	(Ireland)	(Total)

RESIDENTIAL

Ownership Interest	100%	100%	100%

Homes in Franchise	11,411.2	424.0	11,835.2

Homes passed	8,404.1	424.0	8,828.1

Homes marketed (Telco)	7,506.4	20.0	7,526.4

Homes marketed (CATV)	7,729.8	424.0	8,153.8

Customers	2,881.8	374.6	3,256.4

Dual/Triple RGU	2,059.8	6.4	2,066.2

Single RGU	822.0	368.2	1,190.2

CATV	2,326.7	374.6	2,701.3

Digital	1,143.5	—	1,143.5

Analog	1,183.2	374.6	1,557.8

Antenna	—	—	—

Telephone	2,614.9	6.4	2,621.3

Internet	815.2	—	815.2

Dial-Up (ntlworld + other)	708.8	—	708.8

Digital TV Access	27.2	—	27.2

Broadband	79.2	—	79.2

RGUs (TV, Telco, BB)	5,020.8	381.0	5,401.8

Service Units (TV, Telco, Int)	5,756.8	381.0	6,137.8

RGUs/Customer	1.74x	1.02x	1.66x

Service Units/Customer	2.00x	1.02x	1.88x

Penetration:

CATV	30.1%	88.3%	33.1%

Telephone	34.8%	32.0%	34.8%

Customer	37.3%	88.3%	39.9%

RGU	65.0%	89.9%	66.2%

Service Unit	74.5%	89.9%	75.3%

Dual / Triple	71.5%	1.7%	63.5%

Quarterly Growth:

Customers	13.3	0.5	13.8

RGUs	63.6	3.4	67.0

Off-Net Telephony	374.3	—	374.3

Telephone	281.2	—	281.2

Telephone + Internet	93.1	—	93.1

BUSINESS DIVISION

Business Customers	75.4	1.0	76.4

Business Lines	388.0	—	388.0

Wholesale Internet Subs	1,197.8		1,197.8

TOTAL CUSTOMERS	4,529.3	375.6	4,904.9

TOTAL SERVICE UNITS	7,810.0	381.0	8,191.0

NTL Communications Corp. and Subsidiaries

RESULTS OF OPERATIONS

Certain costs have been reclassified from selling, general and administrative expenses to operating expenses in the first and second quarters of 2001 to conform to the current presentation. The amounts reclassified were $10.8 million in the first quarter and of 2001 and $34.7 million in the second quarter of 2001. In addition, certain revenues have been reclassified from business telecommunications to broadcast transmission and other, and certain costs have been reclassified from operating expenses to selling, general and administrative expenses in 2000 to conform to the 2001 classifications.

In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

Three Months Ended September 30, 2001 and 2000

Consumer telecommunications and television revenues increased to $523.0 million from $466.6 million as a result of price increases, upselling new services to customers and from growth in the Company’s customer base. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in average revenue per unit (“ARPU”) increases that contributed to the revenue increase. Increase in ARPU in the future is also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services to consumer customers.

Business telecommunications revenues increased to $221.7 million from $185.7 million primarily as a result of the acquisition of the UK assets and contracts of Viatel UK in the third quarter of 2001. In addition, the Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers.

Broadcast transmission and other revenues increased to $71.3 million from $65.4 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $397.6 million from $376.1 million as a result of increases in interconnection and programming costs due to revenue growth. Operating expenses as a percentage of revenues decreased to 48.7% in 2001 from 52.4% in 2000. The percentage decrease reflects cost savings efforts such as fault reduction and increased field force effectiveness.

Selling, general and administrative expenses decreased to $252.6 million from $274.5 million. Selling, general and administrative expenses as a percentage of revenues decreased to 31.0% in 2001 from 38.2% in 2000. The absolute and percentage declines reflect cost savings efforts including the restructuring in November 2000.

NTL Communications Corp. and Subsidiaries

Other charges increased to $27.9 million from $6.0 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

Corporate expenses increased to $3.7 million from $2.2 million due to an increase in payroll, offset in part by a reduction in various overhead costs.

Depreciation and amortization expense increased to $597.9 million from $512.3 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $367.2 million and $280.3 million, respectively, from ConsumerCo, including amortization of acquisition related intangibles.

Interest income and other, net increased to income of $1.1 million from expense of $8.7 million as a result of decreases in the net losses of affiliates accounted for by the equity method. Interest income and other, net includes equity in net losses of affiliates of $3.8 million in 2001 and $14.1 million in 2000.

Interest expense increased to $303.1 million from $235.2 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $303.2 million and $140.9 million was paid in cash in the three months ended September 30, 2001 and 2000, respectively.

Foreign currency transaction (losses) gains were losses of $14.1 million in 2001 and gains of $30.9 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Nine Months Ended September 30, 2001 and 2000

As a result of the completion of the acquisition of the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc (“ConsumerCo”) in May 2000, the Company consolidated the results of operations of this business from the date of acquisition.

Consumer telecommunications and television revenues increased to $1,537.1 million from $1,035.1 million as a result of the ConsumerCo acquisition, price increases, upselling new services to customers and from growth in the Company’s customer base. The 2001 and 2000 revenue includes $718.9 million and $301.4 million, respectively, from ConsumerCo. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase. Increase in ARPU in the future is also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services to consumer customers.

NTL Communications Corp. and Subsidiaries

Business telecommunications revenues increased to $618.5 million from $511.9 million as a result of the acquisitions, growth in the Company’s customer base and increases in carrier services revenues. The 2001 and 2000 revenue includes $74.5 million and $36.5 million, respectively, from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company’s wholesale operation to other telephone companies, including wireless services operators. Revenue growth in carrier services is primarily dependent upon the Company’s ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $207.8 million from $195.2 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $1,180.3 million from $853.5 million as a result of the acquisition of ConsumerCo and increases in interconnection and programming costs due to revenue growth. The 2001 and 2000 expense includes $380.6 million and $159.5 million, respectively, from ConsumerCo.

Selling, general and administrative expenses increased to $775.1 million from $691.0 million as a result of the acquisition of ConsumerCo. The 2001 and 2000 expense includes $230.8 million and $122.8 million, respectively, from ConsumerCo. Selling, general and administrative expenses as a percentage of revenues decreased to 32.8% in 2001 from 39.7% in 2000. The percentage decrease reflects cost savings efforts including the restructuring in November 2000.

Other charges increased to $53.2 million from $19.7 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

Corporate expenses decreased to $13.8 million from $14.1 million due to a reduction in various overhead costs, offset in part by an increase in payroll.

Depreciation and amortization expense increased to $1,877.1 million from $1,059.5 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $1,159.9 million and $360.6 million, respectively, from ConsumerCo, including amortization of acquisition related intangibles.

NTL Communications Corp. and Subsidiaries

Interest income and other, net increased to $10.5 million from $7.7 million as a result of decreases in the net losses of affiliates accounted for by the equity method. Interest income and other, net includes equity in net losses of affiliates of $10.7 million in 2001 and $18.9 million in 2000.

Interest expense increased to $895.7 million from $626.7 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $181.6 million and $83.5 million in interest expense related to ConsumerCo. Interest of $694.1 million and $311.5 million was paid in cash in the nine months ended September 30, 2001 and 2000, respectively.

Foreign currency transaction (losses) gains were gains of $4.3 million in 2001 and losses of $25.1 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Other Results of Operations Matters

The Company expects to record a restructuring charge in the fourth quarter of 2001 of approximately $30.0 million primarily for employee severance and related costs.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of September 30, 2001, $42.1 million of the provision had been used, including $36.1 million for employee severance and related costs and $6.0 million for lease exit costs. As of September 30, 2001, approximately 1,600 employees had been terminated. The remaining restructuring reserve of $23.8 includes $11.8 million for employee severance and related costs and $12.0 million for lease exit costs.

In July 2001, the Compensation and Option Committee of the Board of Directors (the “Compensation Committee”) approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of NTL Incorporated common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the common stock on the date of the modification of $12.05 per share and the exercise price per share.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the

NTL Communications Corp. and Subsidiaries

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization of goodwill included in our investments in equity investees will no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

NTL Communications Corp. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately £711.0 million ($1,044.5 million) from October 1, 2001 to September 30, 2002. The Company’s commitments at September 30, 2001 for equipment and services are included in the anticipated requirements. The Company had approximately $268.3 million in cash on hand at September 30, 2001. The Company expects to utilize the proceeds from the additional financing in October 2001 and a portion of its bank credit facilities to fund the balance of these requirements.

In October 2001, the Company completed £169.6 million ($249.2 million) of vendor financing plus £200.0 million ($293.8 million) of GE Capital senior secured financing. The vendor financing was an addition to NTLCL’s £2,500.0 million credit agreement with the same terms and conditions. The Company borrowed £84.8 million ($124.6 million) of the vendor financing in October 2001. The remaining £84.8 million is committed to the Company by the vendors, who will increase their commitment to the bank facility at the Company's request, provided that certain purchase commitments are met. Interest on the GE Capital senior secured financing is payable at least every six months at LIBOR plus a margin rate of 3.5% per annum. The senior secured financing is repayable in eight quarterly installments beginning on June 30, 2006.

NTLCL entered into a £1,300.0 million ($1,909.8 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,296.5 million). As of September 30, 2001, £100.0 million ($146.9 million) was outstanding under this agreement with an effective interest rate of 10.01%. NTLCL and other members of the U.K. Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Regarding the Company’s estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

NTL Communications Corp. and Subsidiaries

The accreted value at September 30, 2001 of the Company’s consolidated long-term indebtedness is $13,790.6 million, representing approximately 67.3% of total capitalization. The following summarizes the terms of the significant credit facilities and notes issued by the Company and its subsidiaries as of September 30, 2001.

NTL Communications:

(1)	12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(2)	11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(3)	10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(4)	9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($183.6 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(5)	10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($440.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(6)	9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(7)	9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($484.8 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(8)	11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(9)	12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(10)	7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

NTL Communications Corp. and Subsidiaries

(11)	9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($227.5 million), interest payable semiannually from May 15, 2000;

(12)	9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($318.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(13)	11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($191.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(14)	11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(15)	12-3/8% Senior Euro Notes due February 1, 2008, principal amount at maturity of €300.0 million ($273.0 million), interest payable semiannually from August 1, 2001;

(16)	6-3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually beginning on November 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

NTLCL:

(17)	Credit Agreement of £1,300.0 million ($1,909.8 million), of which £100.0 million ($146.9 million) was outstanding as of September 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 5.0% per annum, which is subject to adjustment, effective interest rate of 10.01% at September 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 ($1,296.5 million);

(18)	Credit Agreement of £2,500.0 million ($3,672.8 million), of which £2,500.0 million ($3,672.8 million) was outstanding as of September 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment, effective interest rate of 6.79% at September 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

NTL Triangle:

(19)	11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

NTL Communications Corp. and Subsidiaries

Diamond:

(20)	13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option on or after September 30, 1999;

(21)	11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(22)	10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(23)	10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($198.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(24)	9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

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

The Company’s operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash, securities and its investments in and advances to its subsidiaries. Accordingly, the Company’s ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries. Such subsidiaries are subject to restrictions under agreements governing their indebtedness that may prohibit them from providing such funds.

Condensed Consolidated Statements of Cash Flows

Cash used in operating activities was $469.6 million and $221.0 million in the nine months ended September 30, 2001 and 2000, respectively. This change is primarily due to an increase in cash paid for interest exclusive of amounts capitalized. Cash paid for interest exclusive of amounts capitalized in the nine months ended September 30, 2001 and 2000 was $638.7 million and $246.1 million, respectively.

NTL Communications Corp. and Subsidiaries

Purchases of fixed assets were $1,345.6 million in 2001 and $1,387.8 million in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by ConsumerCo.

Proceeds from borrowings, net of financing costs of $2,245.7 million in 2001 include $428.3 million borrowed under the £2,500.0 million NTLCL credit agreement, $431.5 million borrowed under the £1,300.0 million NTLCL credit agreement, $1,150.0 million from the issuance of NTL Communications 6-3/4% Convertible Senior Notes and $277.9 million from the issuance of NTL Communications 12-3/8% Senior Euro Notes, net of aggregate financing costs of $42.0 million.

Principal payments of $418.5 million in 2001 include optional repayments of $395.5 million under the NTLCL credit agreements and repayments of an aggregate of $23.0 million of other debt.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations and availability, terms and deployment of capital. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

'

NTL Communications Corp. and Subsidiaries

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL COMMUNICATIONS CORP.

Date:	November 12, 2001	By:	/s/ Barclay Knapp Barclay Knapp President and Chief Executive Officer

Date:	November 12, 2001	By:	/s/ Gregg N. Gorelick Gregg N. Gorelick Vice President-Controller (Principal Accounting Officer)