Form 10-K
period 2001-12-31
NTL COMMUNICATIONS CORP
filed 2002-04-17
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file no. 0-22616

NTL Communications Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1822078 (I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022 (Zip Code)
(Address of Principal Executive Offices)

(212) 906-8440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

      As of April 12, 2002, there were 12 shares of the Registrant’s common stock outstanding. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant’s common stock.

      The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instruction I(2)(b) and I(2)(c).

Documents Incorporated by Reference

None

      This Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as: the ability of the Company to continue as a going concern; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions; technological developments; the Company’s ability to continue to design networks; install facilities; obtain and maintain any required governmental licenses or approvals;

and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

      In this Report on Form 10-K, references to “(pound sterling)” “pounds sterling,” “(pound),” “pence” or “p” are to the lawful currency of the UK, references to “(euro)” or “Euro” are to the lawful currency of the European Monetary Union, references to “IR(pounds)” or “Irish punts” are to the historically lawful currency of the Republic of Ireland, and references to “U.S. dollars,” “dollars,” “$” or  “(cent)” are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of some foreign currency amounts into U.S. dollars and some U.S. dollar amounts into foreign currencies. You should not construe these transactions as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.4543 per UK (pound) 1.00, $.8901 per (euro) 1.00 and $1.1337 per IR (punt) 1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2001. On March 31, 2002, the Noon Buying Rate was $1.4250 per (pound) 1.00, $.8717 per (euro) 1.00 and $1.2539 per IR (punt) 1.00.

NTL CORPORATE STRUCTURE

Item 1.	Business.

RECENT DEVELOPMENTS

Recapitalization Process

      On January 31, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”) announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business. Since then, it has been evaluating various recapitalization alternatives to effect a comprehensive consensual recapitalization in a timely manner and to minimize negative effects on its business operations. NTL has been engaged in discussions with an unofficial committee of bondholders, the members of which hold a majority in principal amount of the public debt of NTL Incorporated and its subsidiaries, and France Telecom, which owns a significant amount of NTL Incorporated’s common and preferred stock. On April 16, NTL Incorporated announced that it and certain of its subsidiaries had reached an agreement in principle with the unofficial committee on a comprehensive recapitalization of NTL. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors” for a more detailed description of the proposed recapitalization plan and the associated uncertainties.

      NTL Communications Corp. (“NTL Communications” or the “Company”) is a leading broadband communications company in the U.K. and the Republic of Ireland.

      The Company’s predominant lines of business are:

•	CONSUMER SERVICES including residential telephony, cable television, Internet access and interactive services;

•	BUSINESS SERVICES including business telephony, national and international carrier telecommunications, Internet services and radio communications services; and

•	BROADCAST TRANSMISSION AND TOWER SERVICES including digital and analog television and radio broadcasting, wireless network management, tower and site leasing and satellite distribution services.

      NTL Incorporated, a Delaware corporation, was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure, which was implemented to pursue opportunities outside of the U. K. and Ireland, was accomplished through a merger. The stockholders of NTL Communications (formerly NTL Incorporated), at the effective time of the merger became stockholders of the new holding company, and NTL Communications became a subsidiary of the new holding company. The new holding company took the name NTL Incorporated.

      NTL Incorporated completed a second reorganization in May 2000. A new holding company structure, which was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc (“CWC”) (the operations acquired from CWC are called “ConsumerCo”), was accomplished through a merger. The stockholders of NTL (Delaware), Inc. (formerly NTL Incorporated), at the effective time of the merger became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company. The new holding company then took the name NTL Incorporated.

      On February 21, 2001, NTL Incorporated contributed the assets of ConsumerCo to NTL Communications and NTL (Delaware), Inc. (“NTL Delaware”) contributed the assets of NTL Business Limited (“NTL Business”) (formerly Workplace Technologies plc) to NTL Communications. NTL Group Limited, a wholly-owned indirect subsidiary of NTL Communications, which was acquired in 1996, has a 30-year history in the United Kingdom as a provider of reliable communications services. NTL Communications conducts its operations through direct and indirect wholly-owned subsidiaries. NTL Communications’ principal executive office is located at 110 East 59th Street, New York, New York 10022, and its telephone number is (212) 906-8440.

Item 2.     Properties.

      In the UK and Ireland, we own, lease or occupy under license 126 business unit and regional offices, our corporate head offices in each of Hook and Dublin, and 9 retail shops. In addition, we own or lease approximately 655 switching centers/ head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment housed on public and private sites.

      In addition, in the UK, for the purposes of our site leasing and broadcast transmission businesses, we own, lease, contract to lease, or occupy under license approximately 1,370 properties. For these businesses, we also are the licensee of approximately 680 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

      The Company is an indirect wholly-owned subsidiary of NTL Incorporated and there is no market for the Company’s common stock.

Sales of Unregistered Securities

      In May 2001, in reliance on the exemptions from registration provided by Section 4(2) and Rule 144A of the Securities Act, we issued $1,150.0 million aggregate principal amount of 6 3/4% Convertible Senior Notes due May 15, 2008 to qualified institutional buyers. We received proceeds of approximately $1,114.8 million after placement agents’ commission and other fees. Interest is payable semiannually in cash at a rate of 6 3/4% per annum beginning on November 15, 2001. These notes are convertible into shares of common stock of our parent, NTL Incorporated, at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes are redeemable, in whole or from time to time in part, at NTL Incorporated’s and our option. NTL Incorporated is a co-obligator of the notes on a subordinated basis. Proceeds raised from the issuance were used to reduce commitments under the UK working capital facility, finance construction, capital expenditure, working capital requirements and for general corporate purposes.

Item 6.     Selected Financial Data.

      The following table sets forth certain financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(1)	(2)	(3)	(4)

	(In millions)
Income statement data:
Operating revenues	$3,189.6	$2,484.2	$1,537.1	$747.0	$491.8
(Loss) before extraordinary item	(11,837.0)	(2,388.1)	(713.5)	(503.9)	(328.6)
Net (loss)	(11,837.0)	(2,388.1)	(716.5)	(534.6)	(333.1)

	As of December 31, 2000

	2001	2000	1999	1998	1997

	(1)	(2)	(3)	(4)

	(In millions)
Balance sheet data:
Working capital (deficiency)	$(15,073.6)	$(946.3)	$423.9	$600.5	$(52.3)
Fixed assets, net	10,840.3	10,916.8	5,348.4	3,854.4	1,757.0
Total assets	13,026.1	23,146.5	9,733.0	6,194.1	2,421.6
Long-term debt	—	11,843.4	7,598.0	5,043.8	2,015.1
Redeemable preferred stock	—	—	—	124.1	108.5
Shareholder’s (deficiency) equity	(3,179.0)	9,012.2	1,066.0	355.2	(61.7)

(1)	As of December 31, 2001, all of the Company’s debt has been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate payment. In the fourth quarter of 2001, the Company recorded asset impairments totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 the Company recorded restructuring costs of $202.8 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

(2)	In May 2000, NTL Incorporated purchased ConsumerCo for an aggregate purchase price of $13,111.0 million, including intangibles of $8,879.0 million. ConsumerCo was subsequently acquired by the Company from NTL Incorporated. The net assets and results of operations of ConsumerCo are included in the consolidated financial statements from May 2000, the date of the acquisition.

(3)	In March 1999, the Company purchased Diamond Cable Communications plc (“Diamond”) for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In July 1999, the Company acquired Cablelink Limited (“Cablelink”) for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. In September 1999, NTL Delaware acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $175.0 million, including intangibles of $176.9 million. Workplace Technologies was subsequently acquired by the Company from NTL Delaware. The net assets and results of operations of Diamond, Cablelink and Workplace Technologies are included in the consolidated financial statements from March 1999, July 1999 and September 1999, their respective dates of acquisition.

(4)	In June and September 1998, the Company purchased ComTel Limited and Telecential Communications (collectively “Comtel”) for an aggregate purchase price of $969 million, including intangibles aggregating $224 million. In October 1998, the Company purchased Comcast U.K. Cable Partners Limited (“Comcast U.K.”) for an aggregate purchase price of $600 million, including intangibles of $130 million. In December 1998, the Company purchased Eastern Group Telecoms (“EGT”) for an aggregate purchase price of $151 million, including intangibles of $45 million. The net assets and results of operations of ComTel, Comcast U.K. and EGT are included in the consolidated financial statements from their respective dates of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Recapitalization Process and Ability to Continue Operations

      The Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, mean the Company does not currently have access to its historic sources of capital.

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. The Company did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL Delaware, a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. NTL and the Company will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then NTL will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      The Company does not generate sufficient cash flow from operations to fund its operational expenses and interest payments. The Company has historically met its cash requirements through equity from NTL Incorporated and issuances of high yield debt securities. Given NTL Incorporated’s liquidity situation, it is likely that it will not be able to provide the Company with cash at least for the short-term.

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence, the Company, NTL Incorporated and certain of its subsidiaries need to restructure their outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002, NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002, NTL announced that it and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL Incorporated’s and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      To implement the proposed recapitalization, NTL Incorporated, NTL Delaware, the Company, Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with NTL’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., the Company and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization. Notes of Diamond Holdings Limited and NTL Triangle would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current preferred stockholders other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by the Company but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. Bankruptcy Code, without the consent of these lenders.

      As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of its bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 would mean that those entities would not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the over indebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the over indebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. The Company did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, the Company did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of the Company and NTL Triangle.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at the Company and, contemporaneously, cross defaults would occur under NTL’s other indentures at the Company, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and NTL Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

     Description of Outstanding Notes, Credit Facilities and Redeemable Preferred Stock

      The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries as of December 31, 2001.

     NTL Communications:

(1) 12 3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(2) 11 1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(3) 10% Senior Notes due February 15, 2007, principal amount of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(4) 9 1/2% Senior Sterling Notes due April 1, 2008, principal amount of £125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(5) 10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($436.3 million), interest payable semiannually from October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(6) 9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(7) 9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(8) 11 1/2% Senior Notes due October 1, 2008, principal amount of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(9) 12 3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

(11) 9 1/4% Senior Euro Notes due November 15, 2006, principal amount of €250.0 million ($222.5 million), interest payable semiannually from May 15, 2000;

(12) 9 7/8% Senior Euro Notes due November 15, 2009, principal amount of €350.0 million ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(13) 11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($186.9 million), interest payable semiannually from May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(14) 11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(15) 12 3/8% Senior Euro Notes due February 1, 2008, principal amount at maturity of €300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;

(16) 6 3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of the Company’s common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

     NTLCL:

(17) Working Capital Facility, originally for £1,300.0 million ($1,890.6 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,283.4 million), of which £100.0 million ($145.4 million) was outstanding as of December 31, 2001. Interest payable at least every six months at LIBOR plus a margin rate of 5.50% per annum, which is subject to adjustment; effective interest rate of 9.57% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; in January and February 2002 the remaining amounts available under this agreement were borrowed;

(18) Senior Credit Facility, of which £2,784.8 million ($4,050.0 million) was outstanding as of December 31, 2001; originally for £2,500.0 million ($3,635.8 million), dated 30 May 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.73% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated 26 September 2001 which, inter alia, amended such Senior Credit Facility to make available a £200.0 million ($290.9 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 8.06 % at December 31, 2001, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by £84.8 million ($123.3 million);

     NTL Triangle:

(19) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

     Diamond:

(20) 13 1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option on or after September 30, 1999;

(21) 11 3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(22) 10 3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(23) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($196.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(24) 9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

Contractual Obligations and Commercial Commitments

      On January 22, 2002, the Securities and Exchange Commission issued FR-61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. The Company’s consolidated contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

      The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2001 and the periods in which payments are due. The entire long-term debt and capital lease obligation has been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment.

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In millions)
Long-Term Debt	$14,650.9	$2.9	$420.7	$5,888.3	$8,339.0
Capital Lease Obligations	192.7	9.3	15.5	12.7	155.2
Operating Leases	476.9	82.9	104.7	63.6	225.7
Unconditional Purchase Obligations	1,367.0	306.0	216.0	195.0	650.0
Other Long-Term Obligations	none
Total Contractual Cash Obligations	$16,687.5	$401.1	$756.9	$6,159.6	$9,369.9

      The following table includes aggregate information about the Company’s commercial commitments as of December 31, 2001. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1-3	4-5	Over
Commitments	Committed	1 year	years	years	5 years

(In millions)
Guarantees	$31.0	$3.2	$1.4	$11.9	$14.5
Lines of Credit	none
Standby Letters of Credit	none
Standby Repurchase Obligations	none
Other Commercial Commitments	none
Total Commercial Commitments	$31.0	$3.2	$1.4	$11.9	$14.5

Consolidated Statements of Cash Flows

      Cash used in operating activities was $558.7 million and $170.3 million in the years ended December 31, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the years ended December 31, 2001 and 2000 was $776.6 million and $363.9 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

      Purchases of fixed assets were $1,653.0 million in 2001 and $1,961.8 million in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

      Proceeds from borrowings, net of financing costs of $2,643.4 million in 2001 include $838.5 million borrowed under the NTLCL senior credit facility, $431.8 million borrowed under the NTLCL working capital facility, $1,150.0 million from the issuance of NTL Communications 6 3/4% Convertible Senior Notes and $277.9 million from the issuance of NTL Communications 12 3/8% Senior Euro Notes, net of aggregate financing costs of $54.8 million.

Critical Accounting Policies

      The consolidated financial statements of the Company and related financial information are based on the application of accounting principles generally accepted in the United States (referred to as “GAAP”). GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgement and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	The Company maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the potential inability of its customers or the other parties to make payments. These allowance are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers or the other parties were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	The Company’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgements and estimates are the amount to be paid to terminate certain agreements included in restructuring charges and the amounts to be paid to settle certain other liabilities, A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

•	The Company reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. The Company obtained a valuation to assist with the determination of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgements and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

•	In 2001, restructuring charges were recorded as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for restructuring.

•	The valuation of the Company’s pension plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, projected benefit obligations and funding requirements. These assumptions include, among others, discount rates, investment returns and projected salary increases. Changes in assumptions and future investment returns could potentially have a material impact on the Company’s pension expense and funding requirements.

Results of Operations

      The Company’s expects its growth in 2002 to be curtailed by funding constraints. Although the Company’s current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, the Company’s cash constraints present many challenges to the successful execution of the plan. The Company is conserving cash through a reduction in capital expenditures including expenditures to connect new customers to the Company’s network. In order to maintain revenues and cash from operations while reducing the number of new customers, the Company must reduce and limit customer churn. The Company intends to improve its customer service and increase its service offering to customers in an effort to curtail and reduce churn. The Company is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools used to provide customer service.

      The plan to reduce churn and to increase average revenue per unit (referred to as ARPU) includes an increase in broadband services to our existing customers. The Company believes that its “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is significant competition in the broadband markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If the Company is unable to charge the prices for these services that are anticipated in its business plan in response to competition or if the Company’s competition is able to attract the Company’s customers, the Company’s ARPU and results of operations will be adversely affected.

      Media speculation regarding the Company’s financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of the Company’s business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect the Company’s reputation. One of the key strategies in the Company’s business plan is to increase its penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding the Company’s financial condition and the effect of that publicity on its brand name, the Company may find it difficult to convince SMEs to become its customers. Even if the Company successfully completes the recapitalization process, there is no assurance that the negative publicity will not adversely impact the Company’s results of operations or have a long-term negative effect on the Company’s brand.

      In addition, this uncertainty may adversely affect the Company’s relationships with its suppliers. If suppliers become increasingly concerned about the Company’s financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect the Company’s cash conservation measures and its results of operations.

     Years Ended December 31, 2001 and 2000

      As a result of the completion of the acquisition of the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc (“ConsumerCo”) on May 30, 2000, the Company consolidated the results of operations of this business from the date of acquisition.

      Consumer telecommunications and television revenues increased to $2,069.2 million from $1,518.2 million as a result of the ConsumerCo acquisition, price increases, upselling new services to customers and from growth in the Company’s customer base. The 2001 and 2000 revenue includes $956.6 million and $532.2 million, respectively, from ConsumerCo. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase. Increase in ARPU in the future is also expected to be achieved by continuing to provide new services such as digital television, cable modem and mobile telephone services to consumer customers.

      Business telecommunications revenues increased to $836.8 million from $702.2 million as a result of acquisitions and from the growth in the Company’s customer base. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $65.3 million of the revenue in 2001. The 2001 and 2000 revenue includes $97.4 million and $62.1 million, respectively, from ConsumerCo. In addition, the Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers.

      Broadcast transmission and other revenues increased to $283.6 million from $263.8 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

      In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

      Operating expenses (including network expenses) increased to $1,564.3 million from $1,223.2 million as a result of increases in interconnection and programming costs due to revenue growth. The 2001 and 2000 expense includes $491.5 million and $281.4 million, respectively, from ConsumerCo.

      Selling, general and administrative expenses increased to $973.2 million from $969.1 million. The 2001 and 2000 expense includes $293.3 million and $213.1 million, respectively, from ConsumerCo. Selling, general and administrative expenses as a percentage of revenues decreased to 30.5% in 2001 from 39.0% in 2000. The percentage decrease reflects various cost savings efforts.

      Asset impairments in 2001 of $8,161.6 million are related to intangible assets and investments in affiliates. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. In 2001, the Company performed a review of the recoverability of its long-lived assets and associated goodwill. This review was initiated because of the decline in NTL Incorporated’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s review, the book value of NTL Incorporated’s net assets significantly exceeded its market capitalization. Accordingly, the fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review. The total charge included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. The aggregate asset impairment charge of $8,161.6 million related to the Company’s business segments as follows: $6,048.1 million Consumer, $2,113.0 million Business and $0.5 million Broadcast.

      Non-cash compensation of $30.6 million in 2001 was due to modifications to certain stock options approved by the Compensation and Option Committee of the Board of Directors in July 2001. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of the Company’s common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense based on the excess of the quoted market price of the Company’s common stock on the date of the modification of $12.05 per share over the exercise price per share.

      Other charges of $297.9 million in 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in the information technology integration and consulting costs was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

      Restructuring charges of $202.8 million and $65.9 million for the years ended December 31, 2001 and 2000, respectively, relate to the Company’s announcements in the fourth quarter of 2001 and in November 2000 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $57.9 million of the 2001 reorganization costs are for the write-off of equipment and other assets that are not used and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, approximately 550 of whom are still employed by the Company as of December 31, 2001. These costs in 2001 are for approximately 5,200 employees to be terminated, of which approximately 2,900 employees are still employed by the Company as of December 31, 2001. The following table summarizes the restructuring charges incurred and utilized in 2000 and 2001:

	Employee
	Severance	Lease
	And Related	Exit	Agreement	Fixed
	Costs	Costs	Modifications	Assets	Total

	(In millions)
Charged to expense	$47.9	$18.0	$—	$—	$65.9
Utilized	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	(13.9)
Charged to expense	89.7	41.4	27.7	57.9	216.7
2001 provision utilized	(26.2)	—	—	(57.9)	(84.1)

Balance, December 31, 2001	$63.5	$42.5	$27.7	$—	$133.7

      Corporate expenses increased to $24.3 million from $23.7 million primarily due to the increase in various overhead costs.

      Depreciation and amortization expense increased to $2,540.3 million from $1,700.7 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $1,466.0 million and $802.0 million, respectively, from ConsumerCo, including amortization of the acquisition related intangibles.

      Interest expense increased to $1,240.8 million from $886.3 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $273.2 million and $135.0 million, respectively related to ConsumerCo. Interest of $844.3 million and $459.0 million was paid in cash in the years ended December 31, 2001 and 2000, respectively.

      Other losses of $88.5 million in 2001 are from the sale of the ConsumerCo off-net indirect access customers.

      Foreign currency transaction gains (losses) were gains of $0.6 million in 2001 and losses of $58.1 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

      Income tax expense in 2001 of $118.1 million is primarily the result of an increase in the deferred tax liability attributable to separate company profits of a foreign subsidiary offset to some extent by a decrease in net deferred tax liabilities attributable to operating losses of other foreign subsidiaries. The increase in deferred tax liabilities includes an adjustment related to 1997 through 2000 of approximately $116.1 million that is primarily attributable to additional tax depreciation being claimed during 2001 on original and amended income tax returns.

     Years Ended December 31, 2000 and 1999

      As a result of the completion of the acquisitions of Diamond Cable Communications Limited (“Diamond”) in March 1999, the Australian National Transmission Network (“NTL Australia”) in April 1999, Cablelink Limited (“Cablelink”) in July 1999, the “1G Networks” of France Telecom in August and December 1999, NTL Business Limited (formerly Workplace Technologies plc) (“NTL Business”) in September 1999, the cable assets of Cablecom in March 2000 and the consumer cable telephone, Internet and television operations of ConsumerCo in May 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition.

      Consumer telecommunications and television revenues increased to $1,518.2 million from $827.3 million as a result of acquisitions and from customer growth that increased the Company’s current revenue stream. The 2000 and 1999 revenue includes $773.6 million and $162.4 million, respectively, from acquired companies.

      Business telecommunications revenues increased to $702.2 million from $452.5 million as a result of acquisitions, customer growth and increases in carrier services revenues. The 2000 and 1999 revenue includes $234.3 million and $92.8 million, respectively, from acquired companies. Carrier services revenues increased due to growth in services provided by the Company’s wholesale operation to other telephone companies.

      Broadcast transmission and other revenues increased to $263.8 million from $257.3 million due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers.

      Operating expenses (including network expense) increased to $1,223.2 million from $761.5 million as a result of increases in interconnection costs and programming costs due to customer growth. Operating expenses as a percentage of revenues decreased to 49.2% from 49.5%. The 2000 and 1999 expense includes $502.5 million and $141.9 million respectively, from acquired companies.

      Selling, general and administrative expenses increased to $969.1 million from $562.9 million as a result of increases in telecommunications and cable television sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $377.9 million and $52.5 million respectively, from acquired companies.

      Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the Independent Television Commission (“ITC”) to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company’s fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company’s liability for license payments ceased upon the conversion. Franchise fees were $16.5 million in 1999.

      Corporate expenses decreased to $23.7 million from $25.3 million due to a decrease in various overhead costs.

      Depreciation and amortization expense increased to $1,700.7 million from $765.7 million due to an increase in depreciation of telecommunications and cable television equipment. The 2000 and 1999 expense includes $1,066.3 million and $190.5 million respectively, from acquired companies, including amortization of acquisition related intangibles.

      Interest income and other, net decreased to $25.8 million from $48.2 million as a result of a decline in cash available for investment.

      Interest expense increased to $886.3 million from $678.1 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $298.7 million and $133.8 million, respectively, from acquired companies. Interest of $459.0 million and $222.1 million was paid in the years ended December 31, 2000 and 1999, respectively.

      Other gains of $493.1 million in 1999 are from the sale of the Company’s investment in Cable London.

      Foreign currency transaction (losses) gains decreased to losses of $58.1 million from gains of $22.8 million primarily due to the effect of unfavorable changes in exchange rates. The Company’s results of operations are impacted by changes in foreign currency exchange rates as follows. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

      The Company recorded an extraordinary loss from the early extinguishment of debt of $3.0 million in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was $1,104.1 million. The Company expects that amortization expense in 2002 will not be significant.

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

Foreign Exchange Contracts

      To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. Furthermore, the Company’s revenues are generated in foreign currencies while its interest and principal obligations with respect to most of the Company’s existing indebtedness are payable in U.S. dollars.

      At December 31, 2001, the Company had cross currency swaps to hedge exposure to movements in the Euro to British pound exchange rate.

      In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/ U.S. dollar exchange rate in accordance with its market risk strategies.

Interest Rates

      The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

      The Company has entered into interest rate swaps to hedge exposure to the floating rate indebtedness incurred under the NTLCL £200.0 million term facility. The notional amount of the interest rate swaps was £100.0 million at December 31, 2001.

      The following table provides information about the Company’s long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

	Year Ending	Year Ending	Year Ending	Year Ending	Year Ending			Fair Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	Thereafter	Total	12/31/01

Long-term Debt Including Current Portion
U.S. Dollar
Fixed Rate	—	—	$285.1	$808.8	$1,050.0	$5,962.6	$8,106.5	$2,510.7
Average Interest Rate			13.25%	12.09%	11.50%	9.71%
U.K. Pound
Fixed Rate	—	—	—	—	—	£890.0	£890.0	£311.2
Average Interest Rate						10.09%
Average Forward Exchange Rate						1.4372
Euro
Fixed Rate	—	—	—	—	€250.0	€860.0	€1,110.0	€353.5
Average Interest Rate					9.25%	11.14%
Average Forward Exchange Rate					.8948	.9090
U.K. Pound
Variable Rate	—	—	£90.0	£2,494.8	£100.0	—	£2,684.8	£2,684.5
Average Interest Rate			LIBOR plus 2.0%	LIBOR plus 2.0%	LIBOR plus 5.5%
Average Forward Exchange Rate			1.4131	1.4150	1.4185
U.K. Pound
Variable Rate					£20.0	£180.0	£200.0	£200.0
Average Interest Rate					LIBOR plus 3.5%	LIBOR plus 3.5%
Average Forward Exchange Rate					1.4185	1.4301
Interest Rate Derivative Financial Instruments Related to Long-Term Debt
Receipt of U.K. Pounds
Notional Euro Amount	€76.3	—	—	—	—	—	€76.3	€(4.0)
Average Contract Rate	.6457

Related Forward Contracts to Sell Foreign Currencies for US $

U.K. Pound

	Year Ending	Fair Value
	12/31/02*	12/31/01

Notional amount	Up to $47.5	$(0.3)
Average contract rate	1.45

*The last contract ends on May 30, 2002.

Risk Factors

We currently have limited liquidity. If we are unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

      We have limited liquidity. We do not currently have access to our historic sources of liquidity in the capital markets and our credit facilities are either fully drawn or we are currently unable to access remaining undrawn amounts. If we make scheduled payments of interest and overdue payments of interest, then we will not have sufficient cash resources to meet our liquidity needs through the third quarter of 2002. As a consequence, we need to restructure our outstanding debt and/or raise new funds. If we cannot restructure our indebtedness or obtain additional liquidity in a timely manner, we may face the possibility of insolvency proceedings in the UK, the United States or elsewhere.

The successful implementation of the proposed recapitalization plan will require the support of our creditors.

      The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors and holders of NTL’s preferred stock, including France Telecom. Pursuant to the terms of NTL’s credit facilities waivers, the agreement in principle reached with the unofficial committee is subject to the approval of the lenders under NTL’s credit facilities. The proposed recapitalization plan will be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of such a plan of reorganization will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm any plan of reorganization NTL agreed with its creditors. Even if such a plan received the necessary support from many classes of NTL’s creditors, there can be no assurance that it would be completed. If a protracted reorganization was to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

We cannot be certain that NTL’s bank lenders will consent to the proposed recapitalization plan or grant NTL any new waivers NTL may need.

      Before we could commence negotiations with the unofficial committee of our bondholders NTL needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provide that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt will not constitute an event of default under NTL’s credit facilities.

      The waivers prohibit NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. Bankruptcy Code, without the consent of these lenders. If NTL is unable to obtain the consent of the lenders, it will not be able to make a voluntary Chapter 11 filing as currently contemplated in connection with the proposed plan.

      The UK Credit Facility waivers, if not extended, will terminate on April 30, 2002, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of noteholders have agreed to waive or forbear from exercising any rights in respect of such non-payment, in which case, the waivers will be extended to May 14, 2002. If the waivers terminate and NTL continues to negotiate with bondholders or the non-payment of interest is not cured, there will be events of default under NTL’s credit facilities that will entitle the lenders to accelerate repayment. NTL does not have sufficient cash resources to repay it outstanding indebtedness if its is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security in an insolvency proceeding.

NTL did not pay interest due on some of its outstanding notes on April 1 and April 15, 2002; NTL may not cure the existing event of default. NTL may not make future interest payments on most of its outstanding notes.

      NTL Incorporated and NTL (Delaware), Inc. did not make scheduled interest payments due April 15, 2002 and NTL Communications did not make scheduled interest payments and payments of related fees due April 1 and April 15, 2002.

      If NTL fails to pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), events of default for failure to pay interest would occur under the relevant indentures and, contemporaneously, cross defaults would occur under other of NTL’s indentures at the Company, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to bankruptcy proceedings relating to the entities so affected.

NTL has no current availability under its existing credit facilities.

      NTL has no current ability to borrow under its existing UK credit facilities, as it has borrowed the full amounts available.

If we make a voluntary bankruptcy filing in connection with the proposed plan of recapitalization, it is likely we will lose our net operating loss carryforwards for U.S. income tax purposes.

      We need to restructure our outstanding debt during 2002. A restructuring of our debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the U.S. Bankruptcy Code, would be non-taxable. If the COD is non-taxable, we will be required to reduce our net operating loss carryforwards and other attributes such as tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, we will have no U.S. net operating loss carryforwards.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

      Media speculation regarding NTL’s financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

      In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. NTL may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

      NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the forseeable future. This has diverted their time and resources from managing the operations of our business. If NTL’s senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

      Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on our indebtedness.

Our growth has been curtailed by funding constraints.

      We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our residential business in the UK, we expect subscriber numbers to potentially decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

      We have experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to our network. One of our biggest challenges as we have grown has been to limit our customer churn and the successful implementation of our business plan depends upon a reduction in the percentage of our customers that stop using our services. Factors contributing to increase of churn during 2001 included the continued integration of our ConsumerCo acquisition, the existence of multiple billing systems, the introduction of digital television and our decision to disconnect some of our poor paying customers.

      In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across the entire NTL network. NTL does not as yet have an integrated billing and operational platform.

      Another part of our strategy leading to reduction in churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing residential client base will adversely impact our revenue and results of operations.

      A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. Broadband usage by residential customers is in its infancy. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

We are dependent upon a small number of key personnel.

      A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering those key executive officers.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

      Our principal business activities in the UK and the Republic of Ireland are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

      We are also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

      The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We do not insure the underground portion of our cable network.

      We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network. Substantially all of our cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

We are subject to currency risk because we obtain a substantial amount of financing in U.S. dollars and Euro but generally generate revenues and incur expenses in other currencies.

      We encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in other currencies, primarily in pounds sterling while we pay interest and principal obligations with respect to most of our existing indebtedness in U.S. dollars and Euro. We cannot assure you that the hedging transactions we have entered into or any other hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and, to a lesser extent, the Euro, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar and Euro debt will be higher and we will incur currency losses.

The Company, Diamond and NTL Triangle are holding companies that are dependent upon cash flow from their subsidiaries to meet their obligations — their ability to access that cash flow may be limited in some circumstances.

      The Company, Diamond Cable Communications and Diamond Holdings and NTL Triangle are holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries and affiliated joint ventures. Each of these companies depends upon the receipt of sufficient funds from their subsidiaries or their respective parent companies to meet their respective obligations. The terms of existing and future indebtedness of their respective subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized generally limit the payment of dividends, loan repayments and other distributions to them, subject in some cases to exceptions that allow them to service indebtedness in the absence of specified defaults.

Item 8.     Financial Statements and Supplementary Data.

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

	2001(1)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In millions)
Revenues	$770.5	$776.9	$816.0	$826.2
Operating (loss)	(530.9)	(541.5)	(494.3)	(8,835.9)
Net (loss)	(835.8)	(798.9)	(809.2)	(9,393.1)

	2000(2)

	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	$470.9	$553.6	$717.7	$742.0
Operating (loss)	(173.2)	(269.0)	(453.4)	(629.6)
Net (loss)	(336.7)	(526.1)	(658.2)	(867.1)

(1)	In the fourth quarter of 2001, the Company recorded asset impairments totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 the Company recorded restructuring costs of $202.8 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

(2)	In May 2000, NTL Incorporated purchased ConsumerCo for an aggregate purchase price of $13,111.0 million, including intangibles of $8,879.0 million. ConsumerCo was subsequently acquired by the Company from NTL Incorporated. The net assets and results of operations of ConsumerCo are included in the consolidated financial statements from May 2000, the date of acquisition.

Item 9.	Changes in and Disagreements with Accountants on accounting and Financial Disclosure.

PART III

Items 10, 11, 12 and 13.

      Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	Financial Statements — See list of Financial Statements on page F-1.
	(2)	Financial Statement Schedules — see list of Financial Statement Schedules on page F-1.
	(3)	Exhibits — See Exhibit Index on page 32.
(b) No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.
(c) Exhibits — The response to this portion of Item 14 is submitted as a separate section of this report.
(d) Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2000, by and among NTL Incorporated, NTL Communications Corp. and Holdings Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL (Delaware), Inc. and NTL Incorporated on July 14, 2000, File No. 333-36434)
2.2	Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated, NTL Communications and NTL Merger Inc.(Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3/A, filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3	Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, by and among NTL Incorporated, NTL (Bermuda) Limited, and Comcast UK Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.4	Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among NTL Incorporated, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex B to the Registration Statement on Form S-4, filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.5	Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications plc (Incorporated by reference to Annex A to the Proxy Statement, filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.6	Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications plc (Incorporated by reference to Exhibit 99.1 to Form 8-K, filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.7	Transaction Agreement, dated as of July 26, 1999, by and among, Bell Atlantic Corporation, Cable and Wireless PLC, Cable, Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8	Investment Agreement, dated as of July 26, 1999, by and between, NTL Incorporated and France Telecom S.A. (Incorporated by reference to Annex A the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8(a)	Amendment No. 1 to the Investment Agreement, dated as of August 6, 1999 by and among NTL Incorporated and France Telecom S.A.(Incorporated by reference Annex B to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8(b)	Amendment No. 2 to the Investment Agreement, dated as of October 8, 1999 by and among NTL Incorporated and France Telecom S.A.(Incorporated by reference to Annex C to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.9	Purchase Agreement, dated as of February 17, 2000, by and between France Telecom, S.A. and NTL Incorporated (Incorporated by reference to Exhibit 99.3 to the Form 8-K, filed by NTL Incorporated on February 22, 2000, File No. 000-25691)
2.10	Transaction Agreement dated as of December 12, 1999 by and among Cablecom Holding AG and NTL Incorporated and certain other parties thereto (Incorporated by reference to Exhibit 2.9 to the 1999 Annual Report on Form 10-K, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)

Exhibit
No.

3.1	Restated Certificate of Incorporation of NTL Communications Corp. (Incorporated by reference to the registration statement on Form S-3, filed by Communications Corp. on June 3, 1999, File No. 333-72335)
3.2	By-Laws of NTL Communications Corp. (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL Communications Corp. on June 3, 1999, File No. 333-72335)
4.1	Form of Indenture, dated as of September 28, 1994, by and between Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 13 1/4% Senior Discount Notes due September 30, 2004 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed by Diamond Cable Communications plc on September 6, 1994, File No. 33-83740)
4.2	First Supplemental Indenture, dated as of May 31, 1996, by and between Diamond Cable Communications plc and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1, filed by Diamond Cable Communications plc on September 12, 1996, File No. 33-83740)
4.3	Indenture, dated as of April 20, 1995, by and between NTL Communications Corp. and Chemical Bank as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by International CableTel Incorporated on May 26, 1995, File No. 33-92794)
4.4	First Supplemental Indenture, dated as of January 22, 1996, by and between NTL Communications Corp. and Chemical Bank, as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, filed by International CabelTel Incorporated on February 5, 1996, File No. 333-1010)
4.5	Indenture, dated as of November 11, 1995, by and between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company as Trustee with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Comcast UK Cable Partners Limited on November 5, 1995, File No. 33-96932)
4.6	First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL Triangle) LLC) and Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by NTL (Triangle) LLC on November 4, 1998, File No. 000-24792)
4.7	Indenture, dated as of December 15, 1995, by and between Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 11 3/4% Senior Discount Notes due December 15, 2005 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A, filed by Diamond Cable Communications plc on December 6, 1995, File No. 33-98374)
4.8	Indenture, dated as of January 30, 1996, by and between NTL Communications and Chemical Bank as Trustee, with respect to the 11 1/2% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by International CabelTel Incorporated on February 5, 1996, File No. 333-1010)
4.9	Indenture, date as of February 12, 1997, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference to Exhibit 4.9 to the 1996 Annual Report on Form 10-K, filed by NTL Incorporated on March 28, 1997, File No. 000-22616)

Exhibit
No.

4.10	Indenture, dated as of February 27, 1997, by and between Diamond Cable Communications plc and The Bank of New York as Trustee, with respect to the 10 3/4% Senior Discount Notes due February 15, 2007 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on April 15, 1997, File No. 333-25193)
4.11	Indenture, dated as of February 6, 1998, by and among Diamond Holdings plc, Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on March 20, 1998, File No. 333-48413)
4.12	Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9 1/2% Senior Notes (Incorporated by reference to Exhibit 4.10 to the 1997 Annual Report on Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)
4.13	Indenture, date as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes (Incorporated by reference to Exhibit 4.11 to the 1997 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1998, File No. 000-22616)
4.14	Indenture, date as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10 3/4% Senior Deferred Coupon Notes (Incorporated by reference to Exhibit 4.12 to the 1997 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1998, File No. 000-22616)
4.15	Indenture, date as of November 2, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/2% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.13 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.16	Indenture, date as of November 6, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 12 3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to Exhibit 4.15 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.17	Indenture, date as of December 16, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.17 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.18	First Supplemental Indenture, date as of March 31, 1999, by and among NTL Incorporated, NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-3/A, filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
4.19	Second Supplemental Indenture, dated as of March 16, 2000, by and among NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. on August 30, 2000, File No. 333-42792)

Exhibit
No.

4.20	Third Supplemental Indenture, dated as of May 17, 2000, by and among NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. on August 30, 2000, File No. 333-42792)
4.21	Indenture, dated as of April 14, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on May 13, 1999, File No. 333-78405)
4.22	Indenture, dated as of November 24, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 1/4% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on January 24, 2000, File No. 333-95267)
4.23	Indenture, dated as of November 24, 1999, by and between NTL Communication Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 7/8% Senior Notes Due 2009 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed by NTL Communication Corp. on January 24, 2000, File No. 333-95267)
4.24	Indenture, dated as of November 24, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 11 1/2% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on January 24, 2000, File No. 333-95267)
4.25	Indenture, dated as of October 2, 2000, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 11 7/8% Senior Notes due 2010 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on October 26, 2000, File No. 333-48648)
4.26	Indenture, dated as of January 24, 2001, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 12 3/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on February 9, 2001, File No. 333-55288)
4.27	Indenture, dated as of May 15, 2001, by and between NTL Communications Corp., NTL Incorporated and The Chase Manhattan Bank, as Trustee, with respect to the 6 3/4% Convertible Senior Notes due 2008 (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement on Form S-4/A, filed by NTL Communications Corp. on June 8, 2001, File No. 333-55288)
4.28	Registration Rights Agreement dated as of May 15, 2001 by and among NTL Communications Corp., NTL Incorporated, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney Inc. with respect to the 6 3/4% Convertible Senior Notes due 2008 (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement on Form S-4/A, filed by NTL Communications Corp. on June 8, 2001, File No. 333-55288)
10.1	Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference to Exhibit 10.1 to the 1997 Annual Report on Form 10-K, filed by NTL Communications on March 30, 1998, File No. 0-22616)
10.2	Rules of the NTL Sharesave Plan, adopted by NTL Incorporated on October 28, 1997 (Incorporated by reference to Exhibit 10.2 to the 1998 Annual Report on Form 10-K, filed by NTL Communications, on March 30, 1999, File No. 0-22616)

Exhibit
No.

10.3	Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference to Exhibit 10.3 to the 1999 Annual Report on Form 10-K, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)
10.4	1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998 (Incorporated by reference to Exhibit 10.4 to the 1998 Annual Report on Form 10-K, filed by NTL Communications on March 30, 1999, File No. 0-22616)
10.5	Credit Agreement relating to the acquisition of Cable & Wireless Communications (Holdings) PLC, dated as of May 30, 2000, by and among NTL Communications Limited, NTL Business Limited, NTL Communications Corp., Chase Manhattan PLC and Morgan Stanley Dean Witter Limited, Chase Manhattan International Limited (Incorporated by reference to Exhibit 10.8 to the 2000 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
10.6	Restatement Amendment Agreement dated as of September 26, 2001 by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp., J.P. Morgan plc and Morgan Stanley Dean Witter Bank Limited, Chase Manhattan International Limited and others, agreeing to amend the Credit Agreement, dated as of May 30, 2000, between NTL Communications Corp., NTL (UK) Group, Inc., NTL Communications Limited, Morgan Stanley Dean Witter Bank Limited and Chase Manhattan PLC (Incorporated by reference to Exhibit 10.16 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.6(a)	Amended and Restated Credit Agreement dated as of September 26, 2001, restating the Credit Agreement dated as of 30 May 2000, as amended or waived pursuant to a letter dated as of 6 June 2000, amendment agreements dated as of 8 June 2000, 30 June 2000 and 4 September 2000, a novation agreement dated as of 21 February 2001 and letters of consent dated as of 22 December 2000 and 29 January 2001 by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp., J.P. Morgan plc and Morgan Stanley Dean Witter Bank Limited, Chase Manhattan International Limited and others (Incorporated by reference to Exhibit 10.6(a) to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.7	Investment Agreement, dated July 26, 1999, as amended, by and between the Company and France telecom S.A (Incorporated by reference to Annex A to the proxy statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
10.7(a)	Amendment, dated as of September 12, 2001, to the Investment Agreement, dated July 26, 1999, as amended, by and between the Company and France Telecom S.A. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 001-16183)
10.8	Framework Agreement For The Provision Of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.9	Amendment, dated as of April 5, 2001 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

Exhibit
No.

10.10	Consent Letter, dated as of March 8, 2002, in respect of the Senior Credit Facility by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp. and J.P. Morgan Europe Limited, on behalf of the banks (Incorporated by reference to Exhibit 10.11 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.11	Consent Letter, dated as of March 8, 2002, in respect of the Working Capital Facility by and among NTL Communications Corp., NTL Communications Limited, NTL (UK) Group Inc. and J.P. Morgan Europe Limited, on behalf of the banks (Incorporated by reference to Exhibit 10.12 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.12	Consent Letter, dated as of March 28, 2002, in respect of the Senior Credit Facility by and among NTL Communications Limited, NTL Investment Holdings, NTL Communications Corporation and J.P. Morgan Europe Limited, on behalf of the banks (Incorporated by reference to Exhibit 10.14 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.13	Consent Letter, dated March 28, 2002, in respect of the Working Capital Facility by and among NTL Communications Corp., NTL Communications Limited, NTL (UK) Group Inc. (Incorporated by reference to Exhibit 10.15 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
23	Consent of Ernst & Young LLP*

*	Filed herewith

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2002

NTL COMMUNICATIONS CORP.

By:	/s/ BARCLAY KNAPP

Barclay Knapp
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ BARCLAY KNAPP Barclay Knapp	President and Chief Executive Officer (Principal Executive Officer)	April 17, 2002

/s/ GEORGE S. BLUMENTHAL George S. Blumenthal	Chairman of the Board and Treasurer	April 17, 2002

/s/ JOHN F. GREGG John F. Gregg	Chief Financial Officer (Chief Financial Officer)	April 17, 2002

/s/ GREGG N. GORELICK Gregg N. Gorelick	Vice President-Controller (Principal Accounting Officer)	April 17, 2002

/s/ SIDNEY R. KNAFEL Sidney R. Knafel	Director	April 17, 2002

/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	April 17, 2002

/s/ ALAN J. PATRICOF Alan J. Patricof	Director	April 17, 2002

/s/ WARREN POTASH Warren Potash	Director	April 17, 2002

/s/ MICHAEL S. WILLNER Michael S. Willner	Director	April 17, 2002

/s/ ROBERT T. GOAD Robert T. Goad	Director	April 17, 2002

/s/ JEAN-LOUIS VINCIGUERRA Jean-Louis Vinciguerra	Director	April 17, 2002

/s/ ERIC BOUVIER Eric Bouvier	Director	April 17, 2002

/s/ BERNARD IZERABLE Bernard Izerable	Director	April 17, 2002

FORM 10-K — ITEM 14(a)(1) AND (2)

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statements of NTL Communications Corp. and Subsidiaries are included in Item 8:

      The following consolidated financial statement schedules of NTL Communications Corp. and Subsidiaries are included in Item 14(d):

Schedule I — Condensed Financial Information of Registrant	F-36
Schedule II — Valuation and Qualifying Accounts	F-42

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder

NTL Communications Corp.

      We have audited the consolidated balance sheets of NTL Communications Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholder’s (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Communications Corp. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that NTL Communications Corp. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative operating cash flows, has a working capital deficiency and a deficiency in shareholder’s equity. The Company is a wholly-owned, indirect subsidiary of NTL Incorporated, and has relied on subsidiaries of NTL Incorporated for funding. NTL Incorporated’s substantial leverage, its current debt and equity trading levels and its non-compliance with certain debt covenants in 2002 have eliminated its access to its historic sources of capital. NTL Incorporated has initiated a recapitalization process, the success of which is dependent upon adequate liquidity to complete the process as well as agreement of NTL Incorporated’s creditors and preferred stockholders. These conditions raise substantial doubt about NTL Incorporated’s and the Company’s ability to continue as going concerns. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

New York, New York

April 16, 2002

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$251.1	$423.5
Accounts receivable — trade, less allowance for doubtful accounts of $126.1 (2001) and $135.2 (2000)	479.0	527.4
Due from affiliates	6.9	105.1
Other	271.8	275.0

Total current assets	1,008.8	1,331.0
Fixed assets, net	10,840.3	10,916.8
Intangible assets, net	767.3	10,566.1
Investments in and loans to affiliates, net	4.6	11.6
Other assets, net of accumulated amortization of $125.0 (2001) and $81.9 (2000)	255.1	316.1
Loan to NTL Incorporated	150.0	—
Deferred income taxes	—	4.9

Total assets	$13,026.1	$23,146.5

LIABILITIES AND SHAREHOLDER’S (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$378.3	$451.1
Accrued expenses and other	836.2	1,105.6
Accrued construction costs	119.8	172.9
Due to affiliates	—	117.9
Interest payable	252.0	127.6
Deferred revenue	290.2	291.5
Current portion of long-term debt	14,205.9	10.7

Total current liabilities	16,082.4	2,277.3
Long-term debt	—	11,843.4
Other	8.9	13.6
Deferred income taxes	113.8	—
Commitments and contingent liabilities
Shareholder’s (deficiency) equity:
Common stock — $.01 par value; authorized 100 shares; issued and outstanding 12 (2001) and 12 (2000) shares	—	—
Additional paid-in capital	13,917.7	13,746.7
Accumulated other comprehensive (loss)	(904.5)	(379.3)
(Deficit)	(16,192.2)	(4,355.2)

	(3,179.0)	9,012.2

Total liabilities and shareholder’s (deficiency) equity	$13,026.1	$23,146.5

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Revenues
Consumer telecommunications and television	$2,069.2	$1,518.2	$827.3
Business telecommunications	836.8	702.2	452.5
Broadcast transmission and other	283.6	263.8	257.3

	3,189.6	2,484.2	1,537.1
Costs and expenses
Operating expenses	1,564.3	1,223.2	761.5
Selling, general and administrative expenses	973.2	969.1	562.9
Asset impairments	8,161.6	—	—
Franchise fees	—	—	16.5
Non-cash compensation	30.6	—	—
Other charges	297.9	92.7	16.2
Corporate expenses	24.3	23.7	25.3
Depreciation and amortization	2,540.3	1,700.7	765.7

	13,592.2	4,009.4	2,148.1

Operating (loss)	(10,402.6)	(1,525.2)	(611.0)
Other income (expense)
Interest income and other, net	34.7	25.8	48.2
Interest expense	(1,240.8)	(886.3)	(678.1)
Share of (losses) from equity investments	(22.3)	(24.2)	(18.4)
Other (losses) gains	(88.5)	—	493.1
Foreign currency transaction gains (losses)	0.6	(58.1)	22.8

(Loss) before income taxes and extraordinary item	(11,718.9)	(2,468.0)	(743.4)
Income tax (expense) benefit	(118.1)	79.9	29.9

(Loss) before extraordinary item	(11,837.0)	(2,388.1)	(713.5)
Loss from early extinguishment of debt	—	—	(3.0)

Net (loss)	$(11,837.0)	$(2,388.1)	$(716.5)

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S (DEFICIENCY) EQUITY

							Accumulated Other
							Comprehensive
							Income (Loss)
	Series Preferred
	Stock		Common Stock					Unrealized
	$.01 Par Value		$.01 Par Value		Additional		Foreign	Net
					Paid-In	Comprehensive	Currency	Losses on
	Shares	Par	Shares	Par	Capital	Loss	Translation	Derivatives	(Deficit)

	(Dollars in millions)
Balance, December 31, 1998	177,000	$—	60,249,000	$0.6	$1,501.6		$104.7		$(1,251.7)
Exercise of stock options			432,000	—	12.1
Exercise of warrants			15,000	—	—
Preferred stock issued for cash	500,000	—			483.8
Warrants issued for cash					16.2
Accreted dividends on preferred stock	4,000				(8.6)
Accretion of discount on preferred stock					—
Conversion of 7% Convertible Subordinated Notes			1,000	—	—
Common stock issued for an acquisition			12,705,000	0.1	971.3
Stock options issued in connection with an acquisition					6.6
Corporate restructuring	(681,000)	—	(73,401,900)	(0.7)	405.6
Distribution to NTL Incorporated					(500.0)
Contributions from NTL Incorporated					173.2
Distribution of subsidiary to NTL Incorporated					(30.5)				1.1
Corporate restructuring
Comprehensive loss:
Net loss for the year ended December 31, 1999						$(716.5)			(716.5)
Currency translation adjustment						(102.9)	(102.9)

Total						$(819.4)

Balance, December 31, 1999	—	—	100	—	3,031.3		1.8		(1,967.1)
Contributions from NTL (Delaware), Inc.					10,715.4
Corporate restructuring			(88)
Comprehensive loss:
Net loss for the year ended December 31, 2000						$(2,388.1)			(2,388.1)
Currency translation adjustment						(381.1)	(381.1)

Total						$(2,769.2)

Balance, December 31, 2000	—	—	12	—	13,746.7		(379.3)		(4,355.2)
Contribution from NTL (Delaware), Inc., net					140.4
Non-cash compensation					30.6
Comprehensive loss:
Net loss for the year ended December 31, 2001						$(11,837.0)			(11,837.0)
Currency translation adjustment						(521.6)	(521.6)
Unrealized net losses on derivatives						(3.6)		$(3.6)

Total						$(12,362.2)

Balance, December 31, 2001	—	$—	12	$—	$13,917.7		$(900.9)	$(3.6)	$(16,192.2)

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Operating activities
Net loss	$(11,837.0)	$(2,388.1)	$(716.5)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,540.3	1,700.7	765.7
Non-cash compensation	30.6	—	—
Non-cash restructuring charge	57.9	—	—
Asset impairment	8,161.6	—	—
Equity in losses of unconsolidated subsidiaries	22.3	—	—
Loss from early extinguishment of debt	—	—	3.0
(Gain) loss on sale of assets	88.5	—	(493.1)
Provision for losses on accounts receivable	58.3	98.5	45.7
Deferred income taxes	116.4	(80.8)	(30.9)
Amortization of original issue discount	284.7	473.1	451.4
Other	(16.8)	(75.1)	(8.0)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(31.3)	(247.9)	(134.6)
Other current assets	23.4	(41.8)	(34.6)
Other assets	56.1	42.4	(25.2)
Accounts payable	(38.8)	(102.2)	32.0
Accrued expenses and other	(81.9)	330.3	150.4
Deferred revenue	7.0	120.6	68.4

Net cash (used in) provided by operating activities	(558.7)	(170.3)	73.7
Investing activities
Acquisitions, net of cash acquired	(26.2)	(7,514.9)	(637.6)
Purchase of fixed assets	(1,653.0)	(1,961.8)	(1,198.3)
Investments in and loans to affiliates	(11.9)	—	—
Increase in other assets	(31.6)	(33.7)	(30.1)
Loan to NTL Incorporated	(150.0)	—	—
Proceeds from sales of assets	14.6	—	692.5
Purchase of marketable securities	(9.9)	(3.3)	(354.5)
Proceeds from sales of marketable securities	10.0	8.3	618.6

Net cash (used in) investing activities	(1,858.0)	(9,505.4)	(909.4)

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Financing activities
Distribution to NTL (Delaware), Inc.	(10.6)	—	(500.0)
Contribution from NTL (Delaware), Inc.	40.8	5,227.2	167.6
Proceeds from borrowings, net of financing costs	2,643.4	5,009.8	1,846.0
Proceeds from issuance of preferred stock and warrants	—	—	500.0
Principal payments	(421.5)	(1,263.9)	(758.2)
Cash released from (placed in) escrow for debt repayment	—	77.5	(87.0)
Proceeds from exercise of stock options and warrants	—	—	12.1

Net cash provided by financing activities	2,252.1	9,050.6	1,180.5
Effect of exchange rate changes on cash	(7.8)	(25.6)	(6.9)

(Decrease) increase in cash and cash equivalents	(172.4)	(650.7)	337.9
Cash and cash equivalents at beginning of year	423.5	1,074.2	736.3

Cash and cash equivalents at end of year	$251.1	$423.5	$1,074.2

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$776.6	$363.9	$180.3
Income taxes paid	0.1	1.5	2.4
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$110.2	$5,488.2	$5.6
Accretion of dividends and discount on preferred stock	—	—	8.6
Conversion of Convertible Notes, net of unamortized deferred financing costs	109.5	—	269.3
Common stock and stock options issued for acquisitions	—	—	978.0

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Corporate Restructuring and Business

Corporate Restructuring

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

      On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business Limited (formerly Workplace Technologies plc) from NTL (Delaware), Inc. in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business Limited became wholly-owned subsidiaries of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a “pooling of interests.” Accordingly, the net assets and results of operations of ConsumerCo and NTL Business Limited have been included in the consolidated financial statements from their respective dates of acquisition.

Business

      The Company, through its subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland, and transmission networks for television and radio broadcasting in the United Kingdom. Based on revenues and identifiable assets, the Company’s predominant lines of business are consumer services, business services and broadcast transmission and related services in the United Kingdom. Consumer services include telephony, cable television, Internet access and interactive services. Business services include telephony, national and international wholesale carrier telecommunications, and radio communications services for the emergency services community. Broadcast transmission and related services include digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services.

Liquidity and Recapitalization Process

     Recapitalization Process and Ability to Continue Operations

      The Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, mean the Company does not currently have access to its historic sources of capital.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. The Company did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. NTL and the Company will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then NTL will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      The Company does not generate sufficient cash flow from operations to fund its operational expenses and interest payments. The Company has historically met its cash requirements through equity from NTL Incorporated and issuances of high yield debt securities. Given NTL Incorporated’s liquidity situation, it is likely that it will not be able to provide the Company with cash at least for the short-term.

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence, the Company, NTL Incorporated and certain of its subsidiaries need to restructure their outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002, NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002, NTL announced that NTL and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., the Company Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with NTL’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., the Company and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization. Notes of Diamond Holdings Limited and NTL Triangle would remain outstanding and will be kept current in interest

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current preferred stockholders other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization France Telecom would also receive NTL’s 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior to the outstanding public notes issued by the Company but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. Bankruptcy Code, without the consent of these lenders.

      As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of its bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the over indebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the over indebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the over indebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. The Company did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, the Company did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and payment of related fees falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of the Company and NTL Triangle.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at the Company and, contemporaneously, cross defaults would occur under NTL’s other indentures at the Company, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and NTL Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

     Uncertainty Related to Suppliers

      The uncertainty over the Company’s financial condition may adversely affect its relationships with its suppliers. If the Company’s suppliers become increasingly concerned about its financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

      As indicated above, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Due to uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, all of the Company’s long-term debt has been classified as current.

2.     Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company’s interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

      To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. In addition, the Company’s revenues are generated in foreign currencies while its interest and principal obligations with respect to approximately half of the Company’s exiting indebtedness are payable in U.S. dollars.

Cash Equivalents

      Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $218.7 million and $211.3 million at December 31, 2001 and 2000, respectively, which consisted primarily of U.S. Treasury bills (2000 only) bank time deposits and corporate commercial

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paper. At December 31, 2001 and 2000, $188.7 million and $57.2 million, respectively, of the cash equivalents were denominated in foreign currencies.

Marketable Securities

      Marketable securities were classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other comprehensive (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

      During the years ended December 31, 2001, 2000 and 1999, there were no realized gains or losses on sales of securities.

Fixed Assets

      Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment — 5 to 40 years and other equipment — 3 to 40 years.

Intangible Assets

      Intangible assets include goodwill, license acquisition costs, customer lists and other intangibles. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited of 3, 10, 15 or 30 years. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition, which vary from approximately two years to 23 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years. Other intangibles include the portion of the purchase price allocated to the value of workforce in place. Workforce in place is amortized over the period benefited of four years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

Valuation of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Equity Method Investments

      All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company’s recorded investment and its proportionate interest

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the book value of the investees’ net assets are being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

Deferred Financing Costs

      Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

Capitalized Interest

      Interest is capitalized as a component of the cost of fixed assets constructed. In 2001, 2000 and 1999, total interest incurred was $1,308.5 million, $981.4 million and $719.9 million, respectively, of which interest of $67.7 million, $95.1 million and $41.8 million, respectively, was capitalized.

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

Cable Television System Costs, Expenses and Revenues

      The Company accounts for costs, expenses and revenues applicable to the construction and operation of its broadband communications networks in accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies.”

Advertising Expense

      The Company charges the cost of advertising to expense as incurred. Advertising costs were $77.9 million, $94.0 million and $35.8 million in 2001, 2000 and 1999, respectively.

Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

Derivative Financial Instruments

      The Company uses financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments are deferred and recognized in the statement of operations when the related hedged transactions are recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

      The Company sometimes uses British pound forward foreign exchange contracts to reduce its exposure to foreign currency risk. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These contracts do not qualify for hedge accounting under SFAS No. 133 (as amended). Any changes in fair value are recorded in results of operations.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the result of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was $1,104.1 million. The Company expects that amortization expense in 2002 will not be significant.

4.     Asset Impairments

      As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in NTL Incorporated’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of NTL Incorporated’s net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review. The total charge included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. The aggregate asset impairment charge of $8,161.6 million related to the Company’s business segments as follows: $6,048.1 million Consumer, $2,113.0 million Business and $0.5 million Broadcast.

5.     Acquisitions

      On May 30, 2000, the Company acquired the consumer cable telephone, Internet and television operations of CWC in the United Kingdom (“ConsumerCo”). The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business has been included in the consolidated financial statements from the date of acquisition.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 1999, the Company purchased Diamond Cable Communications plc (“Diamond”) for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In July 1999, the Company acquired Cablelink Limited (“Cablelink”) for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. In September 1999, NTL Delaware acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $175.0 million, including intangibles of $176.9 million. Workplace Technologies was subsequently acquired by the Company from NTL Delaware. The net assets and results of operations of Diamond, Cablelink and Workplace Technologies plc are included in the consolidated financial statements from March 1999, July 1999 and September 1999, their respective dates of acquisition.

      A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo, which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis.

      The pro forma unaudited consolidated results of operations for the years ended December 31, 2000 and 1999 assuming consummation of these transactions as of January 1, 1999 is as follows (in millions).

	Year Ended December 31,

	2000	1999

Total revenue	$2,953.4	$2,844.5
Net (loss) before extraordinary item	(2,973.5)	(2,326.0)
Net (loss)	(2,973.5)	(2,329.0)

      In November 2001, the Company sold a portion of the indirect access customers acquired from CWC for £10.2 million ($14.8 million) which does not include contingent payments for the collection of certain future service revenues and existing receivables. The Company recognized a loss on this sale of $88.5 million, after deducting $102.0 million of unamortized intangibles.

6.     Fixed Assets

      Fixed assets consist of:

	December 31,

	2001	2000

	(In millions)
Operating equipment	$11,703.1	$10,004.9
Other equipment	833.2	1,079.8
Construction-in-progress	1,274.4	1,509.7

	13,810.7	12,594.4
Accumulated depreciation	(2,970.4)	(1,677.6)

	$10,840.3	$10,916.8

      Depreciation expense (including amortization of assets held under capital leases) for the years ended December 31, 2001, 2000 and 1999 was $1,361.4 million, $874.4 million and $475.5 million, respectively.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Intangible Assets

      Intangible assets consist of:

	December 31,

	2001	2000

	(In millions)
Goodwill, net of accumulated amortization of $58.4 (2001) and $837.7 (2000)	$640.9	$10,236.4
License acquisition costs, net of accumulated amortization of $125.2 (2001) and $215.8 (2000)	54.7	139.2
Customer lists, net of accumulated amortization of $78.1 (2001) and $70.4 (2000)	64.8	158.6
Other intangibles, net of accumulated amortization of $4.5 (2001) and $5.5 (2000)	6.9	31.9

	$767.3	$10,566.1

      Amortization of intangibles and other assets charged to expense for the years ended December 31, 2001, 2000 and 1999 was $1,178.9 million, $826.3 million and $290.2 million, respectively.

8.     Investments in Cable London plc

      NTL (Triangle) LLC (“NTL Triangle”), an indirect wholly-owned subsidiary of the Company, owned a 50% interest in Cable London plc (“Cable London”). Pursuant to an agreement with Telewest Communications plc (“Telewest”) relating to NTL Triangle’s and Telewest’s respective 50% ownership interests in Cable London, in November 1999 Telewest purchased all of NTL Triangle’s shares of Cable London for £428.0 million ($692.5 million) in cash. The Company recorded a gain of $493.1 million on the sale. The sale of the Cable London interest was an “Asset Sale” for purposes of the Company’s Indentures for certain of its notes. The Company used an amount equal to the proceeds from the sale to invest in “Replacement Assets” by November 2000.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-Term Debt

Long-term debt consists of:

		December 31,

		2001	2000

		(In millions)
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	(a)	$277.8	$277.8
11 1/2% Senior Deferred Coupon Notes	(b)	1,050.0	1,040.5
10% Senior Notes	(c)	400.0	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	(d)	181.4	186.5
10 3/4% Senior Deferred Coupon Sterling Notes	(e)	382.3	353.6
9 3/4% Senior Deferred Coupon Notes	(f)	1,153.8	1,048.5
9 3/4% Senior Deferred Coupon Sterling Notes	(g)	385.9	360.8
11 1/2% Senior Notes	(h)	625.0	625.0
12 3/8% Senior Deferred Coupon Notes	(i)	364.9	323.6
7% Convertible Subordinated Notes	(j)	489.8	599.3
9 1/4% Senior Euro Notes	(k)	222.5	234.7
9 7/8% Senior Euro Notes	(l)	311.5	328.6
11 1/2% Senior Deferred Coupon Euro Notes	(m)	135.6	127.9
11 7/8% Senior Notes, less unamortized discount	(n)	490.7	489.6
12 3/8% Senior Euro Notes, less unamortized premium	(o)	267.8	—
6 3/4% Convertible Senior Notes	(p)	1,150.0	—
NTL Communications Limited:
Credit Agreement	(w)	3,759.1	375.3
Working Capital Agreement	(w)	145.4	—
Senior Secured Financing	(w)	290.9	—
Other		58.6	—
NTL Business:
Credit Agreement	(w)	—	3,030.3
ConsumerCo:
Term Loan Facility and other		—	21.7
NTL Triangle:
11.2% Senior Discount Debentures	(q)	517.3	517.3
Other		4.5	5.2
Diamond:
13 1/4% Senior Discount Notes	(r)	285.1	285.1
11 3/4% Senior Discount Notes	(s)	531.0	531.0
10 3/4% Senior Discount Notes	(t)	415.1	373.9
10% Senior Sterling Notes	(u)	196.3	201.9
9 1/8% Senior Notes	(v)	110.0	110.0
Other		3.6	6.0

		14,205.9	11,854.1

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2001	2000

	(In millions)
Less current portion	14,205.9	10.7

	$—	$11,843.4

(a)	12 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(g)	9 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11 1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12 3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, redeemable at the Company’s option on or after December 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million, ($222.5 million), interest payable semiannually from May 15, 2000;

(l)	9 7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million, ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(m)	11 1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($186.9 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(n)	11 7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	12 3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;

(p)	6 3/4% Convertible Senior Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, redeemable at the Company’s option on or after May 20, 2004, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share (there were approximately 35.1 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(q)	11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

(r)	13 1/4% Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option on or after September 30, 1999;

(s)	11 3/4% Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(t)	10 3/4% Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(u)	10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of £135.0 million ($196.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(v)	9 1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

      See Note 1 for discussion of the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, which has caused primarily all of the Company’s long-term debt to be classified as current.

      The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

      The Company, NTL Incorporated and NTL Delaware did not make interest payments and payments of related fees when due on April 1 and April 15, 2002. If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default for payment defaults in respect of other debt (commonly called cross defaults) under all of our other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under our bank credit facility in the United Kingdom. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, 2000 and 1999, the Company recognized $284.7 million, $473.1 million and $451.4 million, respectively, of original issue discount as interest expense.

      In addition to the notes described above, a subsidiary of the Company has the following bank credit agreements outstanding:

(w)	In May 2000, NTL Business Limited (“NTL Business”), a wholly-owned subsidiary of the Company and NTL Communications Limited (“NTLCL”), a wholly-owned indirect subsidiary of the Company, entered into a £2,500.0 million ($3,635.8 million) credit agreement in connection with the ConsumerCo acquisition. On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of NTL Incorporated common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of the Company, and NTL Business’ rights and obligations under the £2,500.0 million credit agreement were assigned to a subsidiary of NTLCL. In October 2001, NTLCL completed £169.6 million ($246.6 million) of vendor financing as an addition to NTLCL’s £2,500.0 million credit agreement with the same terms and conditions. The Company borrowed £84.8 million ($123.3 million) of the vendor financing in October 2001. The commitment for the remaining £84.8 million has expired. Interest is payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group.

For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the U.K. Group, and restrictions on dividends and distributions by the U.K. Group. As of December 31, 2001, there was £2,584.8 million ($3,759.1 million) outstanding under this credit agreement. The effective interest rate was 6.73% and 8.283% as of December 31, 2001 and 2000, respectively.

In October 2001, NTLCL completed £200.0 million ($290.9 million) of GE Capital senior secured financing. Interest on the GE Capital senior secured financing is payable at least every six months at LIBOR plus a margin rate of 3.50% per annum. The senior secured financing is repayable in eight quarterly installments beginning on June 30, 2006. The effective interest rate at December 31, 2001 was 8.06%.

NTLCL has a £1,300.0 million ($1,890.6 million) credit agreement with a group of banks, which is available to finance working capital requirements of the U.K. Group (as defined above). Pursuant to the credit agreement, in connection with the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,283.4 million). Interest is payable at least every six months at LIBOR plus a margin rate of 5.50% per annum. The margin rate shall increase by 0.50% on the three month anniversary of the initial advance and by an additional 0.50% on each subsequent three month anniversary, up to a maximum total interest rate of 16.00% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2001. The credit agreement contains various financial and other covenants with respect to the U.K. Group, and restrictions on dividends and distributions by the U.K. Group. As of December 31, 2001, £100.0 million ($145.4 million) was outstanding under this credit agreement with an effective interest rate of 9.57%. In January and February 2002, the Company borrowed the remaining amounts available under this agreement.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2001, $109.5 million principal amount of 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of NTL Incorporated common stock at the applicable conversion price of $39.20 per share. The Company issued as a premium on the conversion an additional 0.5 million shares which were valued at NTL Incorporated closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, is included in interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

      In connection with the Cablelink acquisition, the Company issued $704.6 million principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720.7 from the issuance of the 9 1/4% Euro Notes, the 9 7/8% Euro Notes and the 11 1/2% Deferred Euro Notes, of which $716.5 million was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3.0 million in 1999.

      The NTLCL bank credit facilities, as well as the NTL Triangle and Diamond notes, restrict the payment of cash dividends and loans to the Company. At December 31, 2001, restricted net assets were $3,640.1 million.

      Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations, but the entire obligation has been classified as current.

Year ending December 31:
2002	$2.9
2003	2.4
2004	418.3
2005	4,439.2
2006	1,449.1
Thereafter	8,339.0

Total debt repayments	$14,650.9
Less: current portion	(14,650.9)

$—

10.     Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, the Company has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive income for certain qualifying cash flow hedges.

      On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/ U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/ British pound exchange rate. In the year

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2001, the Company recorded other comprehensive loss of $1.4 million as a result of changes in the fair values. The aggregate fair value at December 31, 2001 was a net liability of $3.6 million.

      In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/ U.S. dollar exchange rate in accordance with its market risk strategies. As of December 31, 2001, the fair value of this instrument was a liability of $0.3 million.

11.     Non-Cash Compensation

      In July 2001, the Compensation and Option Committee of the Board of Directors (the “Compensation Committee”) approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of NTL Incorporated’s common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of NTL Incorporated’s common stock on the date of the modification of $12.05 per share over the exercise price per share.

      In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated’s common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. The Company is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the excess of the quoted market price of NTL Incorporated’s common stock over the exercise price of the vested options while the options remain outstanding. In September 2000, the Company recognized non-cash compensation expense of $2.2 million related to this plan.

      The Compensation Committee has taken the actions described above to continue to provide the appropriate performance incentives to those affected.

12.     Other Charges Including Restructuring Charges

      Other charges of $297.9 million in 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts.

      Restructuring charges of $202.8 million and $65.9 million for the years ended December 31, 2001 and 2000, respectively, relate to the Company’s announcements in the fourth quarter of 2001 and in November 2000 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $57.9 million of the 2001 reorganization costs are for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, approximately 550 of whom are still employed by the Company as of December 31, 2001. These costs in 2001 are for approximately 5,200 employees to be terminated, of which approximately 2,900 employees are still employed by the Company as of December 31, 2001.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring charges incurred and utilized in 2000 and 2001:

	Employee
	Severance	Lease
	And Related	Exit	Agreement	Fixed
	Costs	Costs	Modifications	Assets	Total

	(In millions)
Charged to expense	$47.9	$18.0	$—	$—	$65.9
Utilized	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	(13.9)
Charged to expense	89.7	41.4	27.7	57.9	216.7
2001 provision utilized	(26.2)	—	—	(57.9)	(84.1)

Balance, December 31, 2001	$63.5	$42.5	$27.7	$—	$133.7

13.     Income Taxes

      The expense (benefit) for income taxes consists of the following:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Current:
Federal	$1.2	$—	$1.0
Foreign	0.5	0.9	—

Total current	1.7	0.9	1.0

Deferred:
Foreign	$116.4	$(80.8)	$(30.9)

Total deferred	116.4	(80.8)	(30.9)

	$118.1	$(79.9)	$(29.9)

      The Company’s tax expense relates primarily to an increase in the deferred tax liability attributable to separate company profits of a foreign subsidiary offset to some extent by a decrease in net deferred tax liabilities attributable to operating losses of other foreign subsidiaries. The increase in deferred tax liabilities includes an adjustment related to 1997 through 2000 of approximately $116.1 million that is primarily attributable to additional tax depreciation being claimed during 2001 on original and amended income tax returns.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2001	2000

	(In millions)
Deferred tax liabilities:
Intangibles	$34.5	$58.0
Depreciation and amortization	354.2	591.9

Total deferred tax liabilities	388.7	649.9
Deferred tax assets:
Net operating losses	1,932.9	1,491.9
Net deferred interest expense	239.9	198.6
Depreciation and amortization	401.5	378.0
Inventory	15.9	18.5
Purchase accounting liabilities	16.5	158.5
Other	51.9	32.4

Total deferred tax assets	2,658.6	2,277.9
Valuation allowance for deferred tax assets	(2,383.7)	(1,623.1)

Net deferred tax assets	274.9	654.8

Net deferred tax (assets) liabilities	$113.8	$(4.9)

      At December 31, 2001, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future. At December 31, 2001, the valuation allowance includes approximately $475.0 million, which, if realized, would be accounted for as a reduction to goodwill or an increase in additional paid-in capital.

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,000.0 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. This excludes net operating loss carryforwards of companies that are resident in both the U.S. and the United Kingdom. The Company also has United Kingdom net operating loss carryforwards of approximately $5,215.0 million that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately $1,100.0 million.

      As discussed in Note 1, the Company needs to restructure its outstanding debt during 2002. A restructuring of the Company’s debt can be expected to give rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the U.S. Bankruptcy Code, would be non-taxable. If the COD is non-taxable, the Company will be required to reduce its U.S. net operating loss carryforwards and other attributes such as tax basis in assets by an amount equal to the non-recognized COD. Therefore, it is likely that as a result of the successful completion of the proposed plan of recapitalization, the Company will have no U.S. net operating loss carryforwards.

      In 2000, the Internal Revenue Service completed its federal income tax audit of the Company for the years 1993, 1994 and 1995. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company. The Company is currently undergoing a U.S. federal income tax audit

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the years 1996, 1997 and 1998. The Company does not expect that the audit adjustments will have a material adverse effect on its financial position, results of operations or cash flows.

      The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
(Benefit) at federal statutory rate (35%)	$(4,101.6)	$(863.8)	$(261.0)
Add:
Non-deductible asset impairments	2,856.6	—	—
Foreign losses with no benefit	809.7	568.6	106.9
U.S. losses with no benefit	436.6	215.3	124.2
Prior year accelerated depreciation	116.3	—	—
State and local income tax, net of federal benefit	0.5	—	—

	$118.1	$(79.9)	$(29.9)

14.     Fair Values of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

      Long-term debt: The carrying amounts of the bank credit facilities and the senior secured financing approximate their fair values. The fair values of the Company’s other debt in the following table are based on the quoted market prices.

      The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2001		December 31, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Cash and cash equivalents	$251.1	$251.1	$423.5	$423.5
Long-term debt:
12 3/4% Notes	277.8	91.7	277.8	255.6
11 1/2% Notes	1,050.0	336.0	1,040.5	913.5
10% Notes	400.0	120.0	400.0	348.0
9 1/2% Sterling Senior Notes	181.4	60.1	186.5	154.2
10 3/4% Sterling Notes	382.3	124.3	353.6	242.3
9 3/4% Notes	1,153.8	338.0	1,048.5	715.0
9 3/4% Sterling Notes	385.9	124.8	360.8	214.7
11 1/2% Notes	625.0	200.0	625.0	556.3
12 3/8% Notes	364.9	108.0	323.6	252.0
7% Convertible Notes	489.8	53.9	599.3	470.5
9 1/4% Euro Notes	222.5	74.6	234.7	207.7
9 7/8% Euro Notes	311.5	104.4	328.6	269.4

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2001		December 31, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In millions)
11 1/2% Euro Deferred Notes	135.6	44.9	127.9	99.6
11 7/8% Senior Notes	490.7	160.0	489.6	445.0
12 3/8% Senior Euro Notes	267.8	90.8	—	—
6 3/4% Convertible Senior Notes	1,150.0	353.6	—	—
Credit Agreement	3,759.1	3,759.1	3,405.6	3,405.6
Working Capital Agreement	145.4	145.4	—	—
Senior Secured Financing	290.9	290.9	—	—
11.2% Debentures	517.3	367.3	517.3	439.7
13 1/4% Notes	285.1	77.0	285.1	270.8
11 3/4% Notes	531.0	132.8	531.0	467.3
10 3/4% Notes	415.1	100.9	373.9	281.7
10% Sterling Notes	196.3	143.4	201.9	161.5
9 1/8% Notes	110.0	71.5	110.0	89.7

15.  Related Party Transactions

      In 1999, the Company provided management, financial, legal and technical services to Cellular Communications International, Inc. (“CCII”) and Cellular Communications of Puerto Rico, Inc. (“CCPR”). Certain officers and directors of the Company were officers and directors of CCII and CCPR.

      In the fourth quarter of 1999, CoreComm Limited (“CoreComm”) (which was formed in 1998 and has certain common officers and directors with the Company) began charging the Company a percentage of its office rent and supplies expense in respect of certain facilities which were shared with the Company. In 1999, the Company charged CCPR, CCII and CoreComm $0.1 million, $0.4 million and $1.3 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm’s charges to the Company. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and the resulting termination of services. In 2001 and 2000, the Company charged CoreComm $0.3 million and $0.9 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm’s charges to the Company. These charges reduced corporate expenses in 2001, 2000 and 1999. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

      The Company obtains billing and software development services from CoreComm. CoreComm billed the Company $3.4 million, $5.9 million and $4.6 million in 2001, 2000 and 1999, respectively, for these services.

      In March 2000, the Company and CoreComm announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company incurred costs of $0.3 million for network usage in the year ended December 31, 2001.

      On April 12, 2001, NTL Incorporated purchased $15.0 million of an unsecured convertible note from CoreComm Limited and received warrants to purchase 770,000 shares of CoreComm common stock at an exercise price of $.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, NTL Incorporated entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from NTL Incorporated’s U.K. customers for three years, as well as a royalty free license to use certain billing and

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into CoreComm common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm common stock for a specified period. The Company and CoreComm have agreed to certain modifications to the conversion feature in connection with CoreComm’s recapitalization in December 2001.

      In 2001, the Company and CoreComm entered into a license agreement whereby the Company was granted an exclusive, irrevocable, perpetual license to certain billing software developed by CoreComm for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by CoreComm plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by the Company at the time of this agreement, and was being maintained and modified by CoreComm under an ongoing software maintenance and development outsourcing arrangement between the companies.

      On September 28, 2001, the Company loaned NTL Incorporated $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001.

      At December 31, 2001 and 2000, the Company had a receivable from CoreComm of $1.1 million and a payable to CoreComm of $17.1 million, respectively. The 2000 payable balance primarily related to services and other charges billed in advance in October and November 2000 of $15.8 million.

16.     Shareholder’s Equity

Sales of Preferred Stock and Warrants

      In January 1999, the Company received $500.0 million in cash from Microsoft Corp. (“Microsoft”) in exchange for 500,000 shares of the Company’s 5.25% Convertible Preferred Stock and warrants to purchase 1.9 million shares of the Company’s common stock at an exercise price of $53.76 per share (as adjusted for stock splits in 1999 and 2000).

Series Preferred Stock

      In February 1997, the Company issued 100,000 shares of its 13% Senior Redeemable Exchangeable Preferred Stock.

      In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) in connection with an acquisition. Each share of Series A Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors.

      In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the “Series B Preferred Stock”) in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the number of shares of Series Preferred Stock were as follows:

		9.9%	9.9%
	13%	Series A	Series B	5.25%

Balance, December 31, 1997	110,000	—	—	—
Issued for acquisitions	—	125,000	52,000	—
Issued for dividends	15,000	—	—	—

Balance, December 31, 1998	125,000	125,000	52,000	—
Issued for cash	—	—	—	500,000
Issued for dividends	3,000	—	—	4,000
Corporate restructuring	(128,000)	(125,000)	(52,000)	(504,000)

Balance, December 31, 2001, 2000 and 1999	—	—	—	—

Stock Options

      The Company’s employees participate in the following NTL Incorporated stock option plans.

      There are 3,848,000 shares and 10,396,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provide that incentive stock options (“ISOs”) be granted at the fair market value of NTL Incorporated’s common stock on the date of grant, and nonqualified stock options (“NQSOs”) be granted at not less than 85% of the fair market value of NTL Incorporated’s common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

      There are 156,000 shares and 500,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. These plans provide that all options be granted at the fair market value of NTL Incorporated’s common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

      There are 83,438,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan, and there are 19,684,000 shares available for issuance at December 31, 2000. The exercise price of a NQSO shall be determined by the Compensation and Option Committee. Options are generally exercisable ratably over five to ten years while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

      There were 13.7 million, 34.8 million and 6.4 million options granted under these plans for the years ended December 31, 2001, 2000 and 1999, respectively.

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for NTL Inc.’s employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of the

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected market price of NTL Incorporated common stock of .702, .385 and .336, respectively, and a weighted-average expected life of the option of 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NTL Incorporated stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the years ended December 31, 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net loss in future years. Following is the Company’s pro forma information as if the Company and not NTL Incorporated had issued the stock options:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Pro forma net (loss)	$(12,096.9)	$(2,636.7)	$(799.8)

17.     Employee Benefit Plans

      Certain subsidiaries of the Company operate defined benefit pension plans in the United Kingdom. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method. The Company’s policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom.

      At December 31, 2001, the projected benefit obligation of NTL Business’ defined benefit pension plan exceeded the fair value of its plan assets by $3.0 million.

	Year Ended
	December 31,

	2001	2000

	(In millions)
Change in benefit obligation
Benefit obligation at beginning of year	$201.8	$197.1
Service cost	9.9	10.7
Interest cost	11.3	11.3
Actuarial (gains) losses	(7.0)	0.2
Benefits paid	(6.3)	(5.7)
Foreign currency exchange rate changes	(9.4)	(11.8)

Benefit obligation at end of year	$200.3	$201.8

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31,

	2001	2000

	(In millions)
Change in plan assets
Fair value of plan assets at beginning of year	$269.1	$278.4
Actual return on plan assets	(31.0)	2.0
Company contributions	8.0	8.6
Plan participants’ contributions	3.0	3.4
Benefits paid	(6.3)	(5.7)
Foreign currency exchange rate changes	(13.6)	(17.6)

Fair value of plan assets at end of year	$229.2	$269.1

Funded status of the plan	$28.9	$67.3
Unrecognized net actuarial gains	(12.4)	(62.0)
Unrecognized transition obligation	5.0	6.8

Prepaid benefit cost	$21.5	$12.1

	Year Ended December 31,

	2001	2000

Actuarial assumptions:
Weighted average discount rate	6.00%	6.00%
Weighted average rate of compensation increase	3.50% - 4.00%	3.50% - 4.25%
Expected long-term rate of return on plan assets	7.00% - 7.50%	7.50% - 7.75%

      The components of net pension costs are as follows:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Service cost	$9.9	$10.7	$12.0
Interest cost	11.3	11.3	12.0
Actual return on plan assets	31.0	(2.0)	(43.1)
Net amortization and deferral	(51.9)	(20.6)	26.8

	$0.3	$(0.6)	$7.7

18.     Leases

      A summary of assets held under capital lease are as follows (in millions):

	December 31,

	2001	2000

Land, buildings and equipment	$100.2	$95.8
Less: accumulated depreciation	(28.5)	(22.2)

	$71.7	$73.6

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum annual payments at December 31, 2001 are as follows (in millions). The table reflects the Company’s contractual obligations, but the entire obligation has been classified as current.

	Capital	Operating
	Leases	Leases

Year ending December 31:
2002	$9.3	$82.9
2003	8.2	61.2
2004	7.3	43.5
2005	6.5	32.4
2006	6.2	31.2
Thereafter	155.2	225.7

Total minimum lease payments	192.7	$476.9

Less: amount representing interest	(129.8)

Present value of net minimum obligations	62.9
Less: current portion	(62.9)

	$—

      Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 2001, 2000 and 1999 under operating leases was $74.5 million, $46.2 million and $27.5 million, respectively.

19.     Commitments and Contingent Liabilities

      At December 31, 2001, the Company was committed to pay approximately $1,367.0 million for equipment and services, which includes approximately $1,061.0 million for certain operations and maintenance contracts through 2006.

      The Company had certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries of the Company were required to make monthly cash payments to the Independent Television Commission (“ITC”) during the 15-year license terms. Upon a request by the Company in 1999, the ITC converted all of the Company’s fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. In 1999, the Company paid $30.1 million in connection with these licenses. Since the Company’s liability for the license payments ceased upon the conversion, in 1999 the Company reversed an accrual for franchise fees of $13.6 million.

      The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

20.     Industry Segments

      The Company has four reportable segments: Broadcast Services, Consumer Services, Business Services and Shared Services. The Broadcast Services segment operates in the United Kingdom and includes digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services. Consumer Services include telephony, cable television, Internet access and interactive services in regional franchise areas in the United Kingdom and Ireland. The Business Services segment operates primarily in the United Kingdom and includes telephony, national and international wholesale carrier telecommunications, and radio communications

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services to the emergency services community. Shared Services principally include network and information technology management, finance, human resources and facilities management. Shared Services also includes assets and related depreciation and amortization that are not allocated to another segment.

      The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company’s management evaluates segment performance based on various financial and non-financial measurements. The Company’s primary measure of profit or loss is EBITDA. The results of operations data utilized in financial measurements are revenues and EBITDA, which is earnings before interest, taxes, depreciation and amortization, franchise fees, non-cash compensation, other charges, corporate expenses, asset impairments, share of (losses) from equity investments, other (losses) gains, foreign currency transactions gains (losses) and extraordinary items. Certain selling, general and administrative expenses are allocated to segments based on revenues. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that are managed separately and offer different services.

	Broadcast	Consumer	Business	Shared	Total

	(In millions)
Year ended December 31, 2001
Revenues	$283.6	$2,069.2	$836.8	$—	$3,189.6
Depreciation and amortization	76.0	1,840.5	587.9	35.9	2,540.3
EBITDA(1)	143.9	738.7	335.2	(565.7)	652.1
Expenditures for long-lived assets	75.3	823.9	171.9	577.3	1,648.4
Total assets(2)	792.5	8,008.0	3,287.0	938.6	13,026.1
Year ended December 31, 2000
Revenues	$263.8	$1,518.2	$702.2	$—	$2,484.2
Depreciation and amortization	53.2	1,443.6	184.2	19.7	1,700.7
EBITDA(1)	130.3	410.8	232.4	(481.6)	291.9
Expenditures for long-lived assets	70.0	1,088.5	724.6	276.1	2,159.2
Total assets(3)	804.8	17,910.7	3,746.0	685.0	23,146.5
Year ended December 31, 1999
Revenues	$257.3	$827.3	$452.5	$—	$1,537.1
Depreciation and amortization	52.7	580.0	104.1	28.9	765.7
EBITDA(1)	140.4	245.0	106.6	(279.3)	212.7
Expenditures for long-lived assets	69.6	590.5	356.7	124.5	1,141.3
Total assets(4)	698.4	6,646.5	1,319.1	1,069.0	9,733.0

(1)	Represents earnings before interest, taxes, depreciation and amortization, franchise fees, non-cash compensation, other charges, corporate expenses, asset impairments, share of (losses) from equity investments, other (losses) gains, foreign currency transaction gains (losses) and extraordinary items.

(2)	At December 31, 2001, shared assets included $189.8 million of cash and cash equivalents and $748.8 million in other assets.

(3)	At December 31, 2000, shared assets included $355.0 million of cash and cash equivalents and $330.0 million of other assets.

(4)	At December 31, 1999, shared assets included $828.6 million of cash, cash equivalents and marketable securities and $240.4 million in other assets.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Segment Combined EBITDA	$652.1	$291.9	$212.7
(Add) Deduct:
Franchise fees	—	—	16.5
Non-cash compensation	30.6	—	—
Other charges	297.9	92.7	16.2
Corporate expenses	24.3	23.7	25.3
Asset impairments	8,161.6	—	—
Depreciation and amortization	2,540.3	1,700.7	765.7
Interest income and other, net	(34.7)	(25.8)	(48.2)
Interest expense	1,240.8	886.3	678.1
Shares of losses from equity investments	22.3	24.2	18.4
Other losses (gains)	88.5	—	(493.1)
Foreign currency transaction (gains) losses	(0.6)	58.1	(22.8)

	12,371.0	2,759.9	956.1

Loss before income taxes and extraordinary item	$(11,718.9)	$(2,468.0)	$(743.4)

21.     Geographic Information

	United States	United Kingdom	Ireland	Total

		(In millions)
2001
Revenues	$—	$3,127.3	$62.3	$3,189.6
Long-lived assets	151.3	11,703.3	162.6	12,017.2
2000
Revenues	$—	$2,423.0	$61.2	$2,484.2
Long-lived assets	1.6	21,660.1	155.4	21,815.5
1999

Revenues	$—	$1,505.9	$31.2	$1,537.1
Long-lived assets	1.6	8,143.6	148.0	8,293.2

NTL COMMUNICATIONS CORP.

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$78.5	$168.2
Other	12.9	10.5

Total current assets	91.4	178.7

Office improvements and equipment, net of accumulated depreciation of $1.7 (2001) and $1.2 (2000)	1.2	1.6
Investments in and loans to affiliates, net	4,461.3	15,188.5
Deferred financing costs, net of accumulated amortization of $75.9 (2001) and $51.4 (2000)	154.1	136.6
Note receivable from NTL Incorporated	150.0	—

Total assets	$4,858.0	$15,505.4

LIABILITIES AND SHAREHOLDER’S (DEFICIENCY) EQUITY
Current liabilities	$8,037	$96.8
Long-term debt	—	6,396.4

Shareholder’s (deficiency) equity:
Common stock	—	—
Additional paid-in capital	13,917.7	13,746.7
Accumulated other comprehensive (loss)	(904.5)	(379.3)
(Deficit)	(16,192.2)	(4,355.2)

	(3,179.0)	9,012.2

Total liabilities and shareholder’s (deficiency) equity	$4,858.0	$15,505.4

See accompanying notes.

NTL COMMUNICATIONS CORP.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Costs and expenses
Corporate expenses	$24.5	$23.6	$22.7
General and administrative expenses	3.2	5.9	—
Asset impairments	1.0	—	—
Non-cash compensation	30.6	—	—
Depreciation and amortization	25.0	19.7	18.3

Operating (loss)	(84.3)	(49.2)	(41.0)
Other income (expense)
Interest income and other, net	26.9	14.4	121.6
Interest expense	(762.8)	(599.4)	(529.5)
Foreign currency transaction gains	58.2	67.8	21.9

(Loss) before income taxes, extraordinary item and equity in net (loss) of subsidiaries	(762.0)	(566.4)	(427.0)
Income tax expense	—	—	(1.0)

(Loss) before extraordinary item and equity in net (loss) of subsidiaries	(762.0)	(566.4)	(428.0)
Loss from early extinguishment of debt	—	—	(3.0)

(Loss) before equity in net (loss) of subsidiaries	(762.0)	(566.4)	(431.0)
Equity in net (loss) of subsidiaries	(11,075.0)	(1,821.7)	(285.5)

Net (loss)	$(11,837.0)	$(2,388.1)	$(716.5)

See accompanying notes.

NTL COMMUNICATIONS CORP.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Net cash (used in) operating activities	$(399.0)	$(293.8)	$(118.3)

Investing activities
Purchase of office improvements and equipment	(0.1)	(0.5)	(0.9)
Purchase of marketable securities	(9.9)	—	(354.5)
Proceeds from sales of marketable securities	10.0	5.0	618.6
Loan to NTL Incorporated	(150.0)	—	—
Increase in investments in and loans to affiliates	(956.8)	(5,953.2)	(1,164.8)

Net cash (used in) investing activities	(1,106.8)	(5,948.7)	(901.6)

Financing activities
Distribution to NTL (Delaware), Inc.	(10.6)	—	(500.0)
Contributions from NTL (Delaware), Inc.	40.8	5,227.2	167.6
Proceeds from borrowings, net of financing costs	1,385.9	476.3	1,846.0
Proceeds from issuance of preferred stock and warrants	—	—	500.0
Principal payments	—	(73.7)	(730.3)
Proceeds from exercise of stock options and warrants	—	—	12.1
Cash released from (placed in) escrow for debt repayment	—	77.5	(87.0)

Net cash provided by financing activities	1,416.1	5,707.3	1,208.4

(Decrease) increase in cash and cash equivalents	(89.7)	(535.2)	188.5
Cash and cash equivalents at beginning of year	168.2	703.4	514.9

Cash and cash equivalents at end of year	$78.5	$168.2	$703.4

Supplemental disclosure of cash flow information
Cash paid for interest	$424.3	$240.2	$209.1
Income taxes paid	—	0.4	—
Supplemental schedule of non-cash financing activities
Accretion of dividends and discount on preferred stock	$—	$—	$8.6
Conversion of Convertible Notes, net of unamortized deferred financing costs	109.5	—	269.3
Contribution from NTL (Delaware), Inc.	110.2	—	—
Common stock and stock options issued for an acquisition	$—	—	978.0

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Corporate Restructuring

      On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure in connection with the acquisition of ConsumerCo. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL Communications Corp. (the “Company”) is a wholly-owned subsidiary of NTL (Delaware), Inc.

      On February 21, 2001, the Company completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business Limited (formerly Workplace Technologies plc) from NTL (Delaware), Inc. in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business Limited became wholly-owned subsidiaries of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a “pooling of interests.” Accordingly, the net assets and results of operations of ConsumerCo and NTL Business Limited have been included in the financial statements from their respective dates of acquisition.

2.     Basis of Presentation

      In the Company’s condensed financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company’s share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

3.     Long-Term Debt

      Long-term debt consists of:

		December 31,

		2001	2000

		(In millions)
12- 3/4% Senior Deferred Coupon Notes	(a)	$277.8	$277.8
11- 1/2% Senior Deferred Coupon Notes	(b)	1,050.0	1,040.5
10% Senior Notes	(c)	400.0	400.0
9- 1/2% Senior Sterling Notes, less unamortized discount	(d)	181.4	186.5
10- 3/4% Senior Deferred Coupon Sterling Notes	(e)	382.3	353.6
9- 3/4% Senior Deferred Coupon Notes	(f)	1,153.8	1,048.5
9- 3/4% Senior Deferred Coupon Sterling Notes	(g)	385.9	360.8
11- 1/2% Senior Notes	(h)	625.0	625.0
12- 3/8% Senior Deferred Coupon Notes	(i)	364.9	323.6
7% Convertible Subordinated Notes	(j)	489.8	599.3
9- 1/4% Senior Euro Notes	(k)	222.5	234.7
9- 7/8% Senior Euro Notes	(l)	311.5	328.6
11- 1/2% Senior Deferred Coupon Euro Notes	(m)	135.6	127.9
11- 7/8% Senior Notes, less unamortized discount	(n)	490.7	489.6
12- 3/8% Senior Euro Notes, plus unamortized premium	(o)	267.8	—
6- 3/4% Convertible Senior Notes	(p)	1,150.0	—

		7,889.0	6,396.4
Less current portion		7,889.0

		$—	$6,396.4

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

3. Long-Term Debt (continued)

(a)	12- 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from on October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11- 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9- 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10- 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9- 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(g)	9- 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11- 1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12- 3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001 (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9- 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($222.5 million), interest payable semiannually from May 15, 2000;

(l)	9- 7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(m)	11- 1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($186.9 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004 and;

(n)	11- 7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(o)	12- 3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;

(p)	6- 3/4% Convertible Senior Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

3.     Long-Term Debt (continued)

NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 20, 2004 (there are approximately 35.1 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

      The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

      During 2001, 2000 and 1999, the Company recognized $243.5 million, $334.3 million and $308.1 million, respectively, of original issue discount as interest expense.

      In connection with the Cablelink acquisition, the Company issued $704.6 million principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720.7 million from the issuance of the 9- 1/4% Euro Notes, the 9- 7/8% Euro Notes and the 11- 1/2% Deferred Euro Notes, of which $716.5 million was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3.0 million in 1999.

      Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations, but the entire obligation has been classified as current.

Year ending December 31:
2002	$—
2003	—
2004	—
2005	277.8
2006	1,272.5
Thereafter	6,778.2

Total debt repayments	8,328.5
Less: current portion	(8,328.5)

$—

4.     Leases

      Leases for office space end in 2004. Total rental expense for the years ended December 31, 2001, 2000 and 1999 under operating leases was $1.8 million, $2.0 million and $1.2 million, respectively.

      Future minimum lease payments under noncancellable operating leases as of December 31, 2001 are (in millions): $77.7 (2002), $56.3 (2003), $39.7 (2004) and $29.7 (2005).

5.     Other

      On September 28, 2001, the Company loaned NTL Incorporated $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per year beginning on October 31, 2001.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

5.     Other (continued)

      No cash dividends were paid to the registrant by subsidiaries for the years ended December 31, 2001, 2000 and 1999.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged to
	Balance at	Charged to	Other			Balance
	Beginning of	Costs and	Accounts —	(Deductions)/Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2001
Allowance for doubtful accounts	$135.2	$58.3	$—	$(67.4	)(b)	$126.1

Year ended December 31, 2000
Allowance for doubtful accounts	$84.9	$98.5	$—	$(48.2	)(c)	$135.2

Year ended December 31, 1999
Allowance for doubtful accounts	$38.5	$45.7	$—	$0.7	(a)	$84.9

(a)	Uncollectible accounts written-off, net of recoveries of $63.5 million and $3.9 million foreign currency translation adjustments.

(b)	Uncollectible accounts written-off, net of recoveries of $91.6 million and $5.7 million foreign exchange currency translation adjustments, offset by $49.1 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

(c)	Uncollectible accounts written-off, net of recoveries of $15.1 million and $1.1 million foreign currency exchange translation adjustments, offset by $16.9 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.