Form 10-Q
period 2002-03-31
NTL COMMUNICATIONS CORP
filed 2002-07-01
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No	0-22616

NTL COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	52-1822078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

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

Yes           X             No

         The number of shares outstanding of the issuer’s common stock as of March 31, 2002 was 13. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant’s common stock.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATIONS

ITEM 1.    FINANCIAL STATEMENTS

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	March 31,	December 31,
	2002	2001

	(unaudited)	(see note)
Assets

Current assets:

Cash and cash equivalents	$393.3	$251.1

Marketable securities	2.0	–

Accounts receivable-trade, less allowance for doubtful accounts of $112.8 (2002) and $126.1 (2001)	462.7	516.2

Due from affiliates	13.4	6.9

Other	255.0	238.8

Total current assets	1,126.4	1,013.0

Fixed assets, net	10,464.4	10,840.3

Intangible assets, net	749.9	767.3

Investments in and loans to affiliates, net	9.0	4.6

Other assets, net of accumulated amortization of $136.5 (2002) and $125.0 (2001)	249.8	255.2

Loan to NTL Incorporated	150.0	150.0

Total assets	$12,749.5	$13,030.4

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheets-continued
(dollars in millions)

	March 31,	December 31,
	2002	2001

	(unaudited)	(see note)
Liabilities and shareholder’s (deficiency)

Current liabilities:

Accounts payable	$418.4	$390.5

Accrued expenses and other	681.0	840.3

Accrued construction costs	82.4	107.8

Interest payable	311.3	252.0

Deferred revenue	277.4	290.2

Current portion of long-term debt	14,585.6	14,205.9

Total current liabilities	16,356.1	16,086.7

Long-term debt	–	–

Other	5.0	8.9

Commitments and contingent liabilities

Deferred income taxes	100.2	113.8

Shareholder’s (deficiency):

Common stock-$.01 par value; authorized 100 shares; issued and outstanding 13 (2002) and 13 (2001) shares	–	–

Additional paid-in capital	13,921.4	13,917.7

Accumulated other comprehensive (loss)	(981.1)	(904.5)

(Deficit)	(16,652.1)	(16,192.2)

	(3,711.8)	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$12,749.5	$13,030.4

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions)

	Three Months Ended
	March 31,

	2002	2001

Revenues

Consumer telecommunications and television	$504.7	$502.2

Business telecommunications	214.7	200.2

Broadcast transmission and other	73.5	68.1

	792.9	770.5

Costs and expenses

Operating expenses	380.9	397.6

Selling, general and administrative expenses	185.3	268.6

Recapitalization expense	32.1	–

Other charges	1.6	7.4

Corporate expenses	6.7	4.1

Depreciation and amortization	337.4	623.7

	944.0	1,301.4

Operating (loss)	(151.1)	(530.9)

Other income (expense)

Interest income and other, net	9.4	10.2

Interest expense	(324.8)	(308.0)

Share of income (losses) from equity investments	0.3	(2.6)

Foreign currency transaction (losses)	(5.0)	(5.7)

(Loss) before income taxes	(471.2)	(837.0)

Income tax benefit	11.3	1.2

Net (loss)	$(459.9)	$(835.8)

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statement of Shareholder’s (Deficiency)
(Unaudited)
(dollars in millions)

	Common Stock
	$.01 Par Value

	Shares	Par

Balance, December 31, 2001	13	$—

Contribution from NTL (Delaware), Inc.

Comprehensive loss:

Net loss for the three months ended March 31, 2002

Currency translation adjustment

Unrealized net gains on derivatives

Total

Balance, March 31, 2002	13	$—

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statement of Shareholder’s (Deficiency)
(Unaudited) – continued
(dollars in millions)

			Accumulated Other
			Comprehensive
			(Loss)

				Unrealized
	Additional		Foreign	Net
	Paid-In	Comprehensive	Currency	Losses on
	Capital	Loss	Translation	Derivatives	(Deficit)

Balance, December 31, 2001	$13,917.7		$(900.9)	$(3.6)	$(16,192.2)

Contribution from NTL (Delaware), Inc.	3.7

Comprehensive loss:

Net loss for the three months ended March 31, 2002		$(459.9)			(459.9)

Currency translation adjustment		(77.0)	(77.0)

Unrealized net gains on derivatives		0.4		0.4

Total		$(536.5)

Balance, March 31, 2002	$13,921.4		$(977.9)	$(3.2)	$(16,652.1)

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended
	March 31,

	2002	2001

Net cash (used in) operating activities	$(67.3)	$(160.3)

Investing activities

Purchase of fixed assets	(214.5)	(542.0)

Investments in and loans to affiliates	(3.7)	(8.4)

Increase in other assets	–	(0.4)

Purchase of marketable securities	(2.0)	–

Net cash (used in) investing activities	(220.2)	(550.8)

Financing activities

Contribution from NTL (Delaware), Inc.	3.7	7.0

Proceeds from borrowings, net of financing costs	430.4	596.7

Principal payments	(0.9)	(22.1)

Net cash provided by financing activities	433.2	581.6

Effect of exchange rate changes on cash	(3.5)	(10.1)

Increase (decrease) in cash and cash equivalents	142.2	(139.6)

Cash and cash equivalents at beginning of year	251.1	423.5

Cash and cash equivalents at end of year	$393.3	$283.9

Supplemental disclosure of cash flow information

Cash paid during the year for interest exclusive of amounts capitalized	$187.1	$164.4

Supplemental schedule of non-cash financing activities

Contribution from NTL (Delaware), Inc.	$–	$198.1

Conversion of Convertible Notes	–	109.5

See accompanying notes.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Communications Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001.

As indicated below, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to the current presentation.

Note B — Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”), NTL (Delaware), Inc., NTL Communications Corp. (“NTL Communications” and the “Company”), Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Company historically incurred operating losses and negative operating cash flow. In addition, the Company has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through amounts available under its credit facilities, issuances of high-yield debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

In addition, the Company’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. The Company did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Recapitalization Process and Ability to Continue Operations (continued)

As of March 31, 2002, the Company had approximately $395.3 million in cash, cash equivalents and marketable securities on hand. The Company may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL Incorporated expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of NTL Incorporated and its subsidiaries, excluding Cablecom. NTL Incorporated also expects that the DIP Facility will be replaced with an exit facility for NTL Communications and its subsidiaries upon the completion of the recapitalization process. The Company believes that cash, cash equivalents and marketable securities on hand at March 31, 2002 and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of the NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to the NTL’s proposed plan of reorganization.

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of bondholders. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; Mackay Shields LLC; SAB Capital Management L.P.; and W.R. Huff Asset Management Co., LLC.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Recapitalization Process and Ability to Continue Operations (continued)

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, NTL would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), the Company, Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

Recapitalization expense of $32.1 million in 2002 includes $8.8 million for employee retention related to substantially all of our UK employees and $23.3 million for financial advisor, legal, accounting and consulting costs. NTL expects to incur approximately $50.0 million in additional recapitalization costs until the process is completed.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), the Company and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and the Company would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and the Company would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of the Company would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of the Company’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Recapitalization Process and Ability to Continue Operations (continued)

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and the Company would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders of NTL Incorporated, other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

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

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Recapitalization Process and Ability to Continue Operations (continued)

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by the Company and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL's Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom's and six of its direct and indirect subsidiaries' liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated's and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. The Company did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. The Company also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, the Company did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Recapitalization Process and Ability to Continue Operations (continued)

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

On April 5, 2002, NTL Delaware loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against those companies.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Recapitalization Process and Ability to Continue Operations (continued)

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

Uncertainty Related to Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

Note C — Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recent Accounting Pronouncements (continued)

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions).

	Three Months Ended March 31,

	2002	2001

Net (loss) – as reported	$(459.9)	$(835.8)

Amortization of:

Goodwill	–	288.3

License acquisition costs	–	18.8

Other	–	2.5

	–	309.6

Net (loss) – as adjusted	$(459.9)	$(526.2)

Note D — Fixed Assets

         Fixed assets consist of:

	March 31,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Operating equipment	$11,479.7	$11,620.8

Other equipment	911.8	922.4

Construction-in-progress	1,305.1	1,267.5

	13,696.6	13,810.7

Accumulated depreciation	(3,232.2)	(2,970.4)

	$10,464.4	$10,840.3

Depreciation expense (including amortization of assets held under capital leases) for the three months ended March 31, 2002 and 2001 was $322.5 million and $292.9 million, respectively.

Note E — Intangible Assets

Intangible assets consist of:

	March 31,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Intangible assets not subject to amortization:

Goodwill, net of accumulated amortization of $56.4 (2002) and $58.4 (2001)	$631.7	$640.9

License acquisition costs, net of accumulated amortization of $122.5 (2002) and $125.2 (2001)	55.2	54.7

Intangible assets subject to amortization:

Customer lists, net of accumulated amortization of $83.7 (2002) and $78.1 (2001)	56.3	64.8

Other intangibles, net of accumulated amortization of $4.4 (2002) and $4.5 (2001)	6.7	6.9

	$749.9	$767.3

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note E — Intangible Assets (continued)

Amortization of intangibles and other assets charged to expense for the three months ended March 31, 2002 and 2001 was $14.9 million and $330.8 million, respectively.

Note F — Long-Term Debt

Long-term debt consists of:

	March 31,	December 31,
	2002	2001

	(unaudited)
	(in millions)
NTL Communications:

12 3/4% Senior Deferred Coupon Notes	$277.8	$277.8

11 1/2% Senior Deferred Coupon Notes	1,050.0	1,050.0

10% Senior Notes	400.0	400.0

9 1/2% Senior Sterling Notes, less unamortized discount	177.7	181.4

10 3/4% Senior Deferred Coupon Sterling Notes	384.5	382.3

9 3/4% Senior Deferred Coupon Notes	1,181.4	1,153.8

9 3/4% Senior Deferred Coupon Sterling Notes	387.2	385.9

11 1/2% Senior Notes	625.0	625.0

12 3/8% Senior Deferred Coupon Notes	375.8	364.9

7% Convertible Subordinated Notes	489.8	489.8

9 1/4% Senior Euro Notes	217.9	222.5

9 7/8% Senior Euro Notes	305.1	311.5

11 1/2% Senior Deferred Coupon Euro Notes	136.5	135.6

11 7/8% Senior Notes, less unamortized discount	491.0	490.7

12 3/8% Senior Euro Notes, plus unamortized premium	262.2	267.8

6 3/4% Convertible Senior Notes	1,150.0	1,150.0

NTL Communications Limited:

Senior Credit Facility	3,968.4	4,050.0

Working Capital Facility	581.8	145.4

Other	57.4	58.6

NTL Triangle:

11.2% Senior Discount Debentures	517.3	517.3

Other	3.8	4.5

Diamond:

13 1/4% Senior Discount Notes	285.1	285.1

11 3/4% Senior Discount Notes	531.0	531.0

10 3/4% Senior Discount Notes	420.5	415.1

10% Senior Sterling Notes	192.4	196.3

9 1/8% Senior Notes	110.0	110.0

Other	6.0	3.6

	14,585.6	14,205.9

Less current portion	14,585.6	14,205.9

	$–	$–

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note F — Long-Term Debt (continued)

See Note B for discussion of the events of default and uncertainties about compliance with the terms and conditions of the Company’s debt. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

The effective interest rates on the Company’s variable interest rate debt were as follows:

	March 31,	December 31,
	2002	2001

NTL Communications Limited:

Senior Credit Facility	6.16%	6.73%

Term Facility	7.66%	8.06%

Working Capital Facility	10.15%	9.57%

Note G — Other Charges Including Restructuring Charges

Other charges of $1.6 million in 2002 were restructuring charges. Other charges of $7.4 million in 2001 were for information technology integration and for business rationalization consulting.

The Company recorded restructuring charges in the fourth quarter of 2001 as a result of actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 5,200 employees to be terminated, of which approximately 500 employees were still employed by the Company as of March 31, 2002.

The following table summarizes the restructuring charges incurred and utilized in 2002 and 2001:

	Employee
	Severance	Lease
	And Related	Exit	Agreement
	Costs	Costs	Modifications	Total

		(in millions)
Balance, December 31, 2001	$72.5	$33.5	$27.7	$133.7

Charged to expense	1.6	–	–	1.6

Utilized	(61.7)	(5.3)	(5.6)	(72.6)

Balance, March 31, 2002	$12.4	$28.2	$22.1	$62.7

Note H — Related Party Transactions

On September 28, 2001, the Company loaned NTL Incorporated $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001.

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, NTL Delaware loaned £90.0 million to NTL (UK) Group, Inc. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan is structurally senior to the outstanding public notes issued by the Company and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to the Company but contractually subordinated to the UK credit facilities. The loan is due on April 1, 2006 and is redeemable at the option of NTL Delaware. Interest on the note is at 23% per annum, compounded semiannually, and is payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note I – Comprehensive Loss

The Company’s comprehensive loss for the three months ended March 31, 2002 and 2001 was $536.5 million and $958.2 million, respectively.

Note J — Commitments and Contingent Liabilities

At March 31, 2002, the Company was committed to pay approximately $1,299.7 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $1,039.6 million for operations and maintenance contracts and other commitments from April 1, 2003 to 2006.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note K – Segment Data

	Broadcast	Consumer	Business	Shared	Total

	(in millions)
Three Months Ended March 31, 2002
Revenues	$73.5	$504.7	$214.7	$–	$792.9

EBITDA(1)	35.8	196.3	80.6	(86.0)	226.7

Three Months Ended March 31, 2001
Revenues	$68.1	$502.2	$200.2	$–	$770.5

EBITDA(1)	32.4	120.1	59.7	(107.9)	104.3

Total assets
March 31, 2002 (2)	$784.4	$7,777.0	$3,245.1	$943.0	$12,749.5

December 31, 2001 (3)	792.5	8,012.3	3,287.0	938.6	13,030.4

(1)	Represents earnings before interest, taxes, depreciation and amortization, recapitalization expense, other charges, corporate expenses, share of income (losses) from equity investments and foreign currency transaction (losses). Segment EBITDA in 2001 has been reclassified to conform to the current year presentation.

(2)	At March 31, 2002, shared assets included $318.5 million of cash, cash equivalents and marketable securities and $624.5 million of other assets.

(3)	At December 31, 2001, shared assets included $189.8 million of cash and cash equivalents and $748.8 million of other assets.

NTL Communications Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note K – Segment Data (continued)

The reconciliation of segment combined EBITDA to loss before income taxes is as follows:

	Three Months Ended March 31,

	2002	2001

	(in millions)
Segment combined EBITDA	$226.7	$104.3

(Add) deduct:

Recapitalization expense	32.1	–

Other charges	1.6	7.4

Corporate expenses	6.7	4.1

Depreciation and amortization	337.4	623.7

Interest income and other, net	(9.4)	(10.2)

Interest expense	324.8	308.0

Share of (income) losses from equity investments	(0.3)	2.6

Foreign currency transaction losses	5.0	5.7

	697.9	941.3

Loss before income taxes	$(471.2)	$(837.0)

NTL Communications Corp. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”), NTL (Delaware), Inc., NTL Communications Corp. (“NTL Communications” and the “Company”), Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Company historically incurred operating losses and negative operating cash flow. In addition, the Company has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through amounts available under its credit facilities, issuances of high-yield debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

In addition, the Company’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. The Company did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As of March 31, 2002, the Company had approximately $395.3 million in cash, cash equivalents and marketable securities on hand. The Company may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL Incorporated expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of NTL Incorporated and its subsidiaries, excluding Cablecom. NTL Incorporated also expects that the DIP Facility will be replaced with an exit facility for NTL Communications and its subsidiaries upon the completion of the recapitalization process. The Company believes that cash, cash equivalents and marketable securities on hand at March 31, 2002 and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

NTL Communications Corp. and Subsidiaries

On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of the NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to the NTL’s proposed plan of reorganization.

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of bondholders. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; Mackay Shields LLC; SAB Capital Management L.P.; and W.R. Huff Asset Management Co., LLC.

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, NTL would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

During the recapitalization process, it is anticipated that NTL’s operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL’s management will remain in place.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), the Company, Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

NTL Communications Corp. and Subsidiaries

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. NTL’s Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), the Company and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and the Company would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and the Company would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of the Company would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of the Company’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and the Company would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders of NTL Incorporated, other than France Telecom would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that subject to consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

NTL Communications Corp. and Subsidiaries

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

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by the Company and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

NTL Communications Corp. and Subsidiaries

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL's Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom's and six of its direct and indirect subsidiaries' liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated's and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. The Company did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. The Company also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, the Company did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

NTL Communications Corp. and Subsidiaries

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

On April 5, 2002, NTL Delaware loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

Description of Outstanding Notes and Credit Facilities

The following summarizes the terms of the significant notes and credit facilities issued by the Company and its subsidiaries as of March 31, 2002. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the

NTL Communications Corp. and Subsidiaries

agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

NTLCL:

(1)	Working Capital Facility, originally for £1,300.0 million ($1,852.5 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,257.6 million), of which £408.3 million ($581.8 million) was outstanding as of March 31, 2002. Interest payable at least every six months at LIBOR plus a margin rate of 6.00% per annum, which is subject to adjustment; effective interest rate of 10.15% at March 31, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; no undrawn amounts are available under this agreement;

(2)	Senior Credit Facility, of which £2,784.8 million ($3,968.4 million) was outstanding as of March 31, 2002; originally for £2,500.0 million ($3,562.5 million), dated May 30, 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.16% at March 31, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated September 26, 2001 which, inter alia, amended such Senior Credit Facility to make available a £200.0 million ($285.0 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 7.66% at March 31, 2002, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by £84.8 million ($120.9 million);

NTL Communications:

(3)	12 3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(4)	11 1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(5)	10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(6)	9 1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($178.1 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(7)	10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($427.5 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(8)	9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(9)	9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($470.3 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(10)	11 1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(11)	12 3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

NTL Communications Corp. and Subsidiaries

(12)	7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company’s common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

(13)	9 1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($217.9 million), interest payable semiannually from May 15, 2000;

(14)	9 7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($305.1 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(15)	11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($183.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(16)	11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(17)	12 3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of €300.0 million ($261.5 million), interest payable semiannually from August 1, 2001;

(18)	6 3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of the Company’s common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

NTL Triangle:

(19)	11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond:

(20)	13 1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option after September 30, 1999;

(21)	11 3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(22)	10 3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(23)	10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($192.4 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(24)	9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

NTL Communications Corp. and Subsidiaries

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of March 31, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Payments Due by Period

Contractual		Less than	1-3	4-5	After
Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	$15,014.4	$3.1	$418.1	$6,246.2	$8,347.0

Capital Lease Obligations (1)	190.8	9.2	15.3	12.6	153.7

Operating Leases (1)	471.8	82.1	103.6	63.0	223.1

Unconditional Purchase Obligations	1,299.7	260.1	306.5	191.4	541.7

Other Long-Term Obligations	None

Total Contractual Cash Obligations	$16,976.7	$354.5	$843.5	$6,513.2	$9,265.5

(1)	These amounts are as of December 31, 2001 which are not significantly different from March 31, 2002.

The following table includes aggregate information about the Company’s commercial commitments as of March 31, 2002. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1-3	4-5	Over
Commitments	Committed	1 Year	Years	Years	5 Years

(in millions)
Guarantees	$28.1	$1.0	$12.9	$0.1	$14.1

Lines of Credit	None

Standby Letters of Credit	None

Standby Repurchase Obligations	None

Other Commercial Commitments	None

Total Commercial Commitments	$28.1	$1.0	$12.9	$0.1	$14.1

Consolidated Statements of Cash Flows

Cash used in operating activities was $67.3 million and $160.3 million in the three months ended March 31, 2002 and 2001, respectively. Cash paid for interest exclusive of amounts capitalized in the three months ended March 31, 2002 and 2001 was $187.1 million and $164.4 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $214.5 million in 2002 and $542.0 million in 2001 as a result of the continuing fixed asset purchases and construction. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

Proceeds from borrowings, net of financing costs, of $430.4 million in 2002 includes $439.6 million borrowed under the NTLCL working capital facility.

NTL Communications Corp. and Subsidiaries

Results of Operations

Three Months Ended March 31, 2002 and 2001

We expect our growth in 2002 to be curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash through a reduction in capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to continue to improve our customer service and increase our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service.

Our plan to reduce churn and to increase ARPU includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our ARPU and results of operations will be adversely affected.

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we may find it difficult to convince SMEs to become our customers. We believe our recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first quarter of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Consumer telecommunications and television revenues increased to $504.7 million from $502.2 million. The increase in revenues was due to price increases and upselling new services to customers. The increase was partially offset by customer reductions due to the sale of part of our indirect access telephony business in October 2001, a reduction in the customer base due to disconnects and a reduction in sales activity.

Business telecommunications revenues increased to $214.7 million from $200.2 million. In the three months ended March 31, 2002, we recognized approximately $10.0 million of deferred revenue due to the termination of a long-term contract. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $31.1 million of the revenue in the three months ended March 31, 2002.

Broadcast transmission and other revenues increased to $73.5 million from $68.1 million. The 2002 amounts includes $4.0 million for services rendered to Premium TV Limited, a wholly-owned subsidairy of NTL Delaware (our parent company). The increase also reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in our regulated services, and increases in satellite and media services used by broadcast and media customers. We expect growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

NTL Communications Corp. and Subsidiaries

In 2002 and 2001, the substantial majority of revenues in all segments were derived from operations in the UK.

Operating expenses (including network expenses) decreased to $380.9 million from $397.6 million as a result of decreases in telephony interconnection and television programming costs. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $25.5 million of the operating expenses in 2002. Operating expenses as a percentage of revenues declined to 48.0% in 2002 from 51.6% in 2001.

Selling, general and administrative expenses decreased to $185.3 million from $268.6 million, which reflects various cost savings efforts including restructurings announced in the fourth quarter of 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 23.4% in 2002 from 34.9% in 2001.

Recapitalization expense of $32.1 million in 2002 includes $8.8 million for employee retention related to substantially all of our UK employees and $23.3 million for financial advisor, legal, accounting and consulting costs. NTL expects to incur approximately $50.0 million in additional recapitalization costs until the process is completed.

Other charges of $1.6 million in 2002 are restructuring charges. Other charges of $7.4 million in 2001 were for information technology integration and for business rationalization consulting. NTL Ireland incurred the restructuring charges in 2002 for severance and related expenses for 55 employees. The other costs were incurred by NTL UK in 2001.

Corporate expenses increased to $6.7 million from $4.1 million primarily due to an increase in legal, accounting, other professional and employee related costs.

Depreciation and amortization expense decreased to $337.4 million from $623.7 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Depreciation and amortization expense in the three months ended March 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $309.6 million, would have been $314.1 million. The increase in 2002 as compared to 2001 as adjusted is primarily due to an increase in depreciation of telecommunications and cable television equipment.

Interest income and other, net decreased to $9.4 million from $10.2 million primarily as a result of a decrease in cash available for investment.

Interest expense increased to $324.8 million from $308.0 million due to additional borrowings under credit facilities and the issuance of additional debt subsequent to March 31, 2001. Interest of $199.7 million and $186.0 million was paid in cash in the three months ended March 31, 2002 and 2001, respectively.

Foreign currency transaction losses decreased to $5.0 million from $5.7 million primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the ability of the Company to continue as a going concern, the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business NTL Communications Corp. and Subsidiaries conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain

NTL Communications Corp. and Subsidiaries

any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions).

	Three Months Ended March 31,

	2002	2001

Net (loss) — as reported	$(459.9)	$(835.8)

Amortization of:

Goodwill	—	288.3

License acquisition costs	—	18.8

Other	—	2.5

	—	309.6

Net (loss) — as adjusted	$(459.9)	$(526.2)

NTL Communications Corp. and Subsidiaries

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company has entered into derivative financial instruments to hedge exposure to movements in the British pound/U.S. dollar exchange rate and the Euro to British pound exchange rate, and interest rates related to certain of its floating interest rate debt. The counterparties are major financial institutions.

Foreign Exchange Contracts

To the extent the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, the Company will encounter currency exchange rate risks. Furthermore, the Company’s revenues are generated in foreign currencies while its interest and principal obligations with respect to most of its existing indebtedness are payable in U.S. dollars.

In 2001, the Company entered into a British pound forward exchange agreement consisting of twenty-six accumulating forward contracts to reduce its exposure to movement in the British pound/U.S. dollar exchange rate in accordance with its market risk strategies. In March 2002, this agreement was closed out, and the Company received cash of £0.5 million.

At March 31, 2002, the Company had cross currency swaps to hedge exposure to movements in the Euro to British pound exchange rate. In May 2002, the Company closed out its cross currency swaps for a cash payment of $2.0 million, and recognized a loss of $2.0 million.

Interest Rates

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

In 2001, the Company entered into interest rate swaps, with a notional amount of £100.0 million, to hedge exposure to the floating rate indebtedness incurred under the NTLCL Term Facility. In March 2002, these swaps were sold, and the Company received cash of £0.2 million.

The following table provides information about the Company’s long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

NTL Communications Corp. and Subsidiaries
NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

	Nine
	Months	Year	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending	Ending			Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	03/31/02

Long-term Debt Including Current Portion

U.S. Dollars

Fixed Rate	—	—	$285.1	$808.8	$1,050.0	$820.5	$5,142.1	$8,106.5	$2,859.3

Average Interest Rate			13.25%	12.09%	11.50%	10.38%	9.60%

U.K. Pound

Fixed Rate	—	—	—	—	—	—	£890.0	£890.0	£319.3

Average Interest Rate							10.09%

Average Forward Exchange Rate							1.4381

Euro

Fixed Rate	—	—	—	—	€250.0	—	€860.0	€1,110.0	€340.6

Average Interest Rate					9.25%		11.14%

Average Forward Exchange Rate					.8986		.9118

U.K. Pound

Variable Rate	—	—	£90.0	£2,494.8	£408.3	—	—	£2,993.1	£2,993.1

			LIBOR	LIBOR	LIBOR

Average Interest Rate			Plus 2.0%	plus 2.0%	plus 6.0%

Average Forward Exchange Rate			1.4133	1.4152	1.4189

U.K. Pound

Variable Rate	—	—	—	—	£20.0	£40.0	£140.0	£200.0	£200.0

					LIBOR	LIBOR	LIBOR

Average Interest Rate					plus 3.5%	plus 3.5%	plus 3.5%

Average Forward Exchange Rate					1.4189	1.4242	1.4301

Interest Rate Derivative Financial Instruments Related to Long-Term Debt

Receipt of UK Pounds

Notional Euro Amount	€67.0	—	—	—	—	—	—	€67.0	€(3.7)

Average Contract Rate	.6465

NTL Communications Corp. and Subsidiaries

Risk Factors

We currently have limited liquidity. If we are unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

We have limited liquidity. We do not currently have access to our historic sources of liquidity in the capital markets and our credit facilities are either fully drawn or we are currently unable to access remaining undrawn amounts. As a consequence, we need to restructure our outstanding debt and/or raise new funds. On May 8, 2002 we filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, we filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which NTL, an unofficial committee of its public bondholders and France Telecom, a significant holder of NTL Incorporated’s preferred stock, have agreed in principle. A steering committee of the lending banks under NTL’s credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of NTL’s impaired creditors and bankruptcy court approval. We may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan will require the support of NTL’s creditors.

The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors and holders of NTL Incorporated’s preferred stock, including France Telecom. The proposed recapitalization plan will be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of the proposed reorganization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the United States bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed reorganization plan. Even if such a plan receives the necessary support from many classes of NTL creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

Despite an agreement in principle between NTL and its prospective lenders under the DIP facility, there can be no assurance that a definitive agreement will be reached which may adversely affect reorganized NTL’s ability to access sufficient liquidity to continue ordinary operations.

Despite an agreement in principle between NTL and the prospective lenders under the DIP facility, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the terms of the DIP Facility. There can be no assurance that a definitive agreement will be reached with the prospective lenders or that Wilmington Trust Company and GE Capital will not continue to delay or prevent the entering by the United States Trustee of the final order approving the terms of the DIP facility as it is currently drafted. Failure to reach an agreement or obtain a final order may have an adverse affect on NTL’s ability to access sufficient liquidity to continue ordinary operations.

We are in default under our credit facilities.

Before NTL could commence negotiations with the unofficial committee of our bondholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of the credit facilities with respect to the missed interest payments on April 1, 2002. In addition, NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code constituted an event of default under our UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under the credit facilities to accelerate repayment. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security.

NTL did not pay interest due on some of its outstanding notes on April 1, 2002, April 15, 2002 and May 15, 2002, and NTL does not plan to make future interest payments on most of its outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications did not make scheduled interest payments and payments of related fees due on April 1, 2002, April 15, 2002 and May 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

NTL Communications Corp. and Subsidiaries

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filing, this debt is immediately due and payable.

NTL has no current availability under its existing credit facilities.

NTL has no current ability to borrow under its existing UK credit facilities, as it has borrowed the full amounts available. With respect to the Cablecom credit facility, the term tranche is fully drawn and the revolving tranche has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite percentage of lenders under the facility. If that facility is not refinanced or Cablecom cannot be sold, the Cablecom credit facility is due to be repaid on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom would be unable to repay the facility which would have a material adverse effect on its business.

It is likely we will lose our net operating loss carryforwards for U.S. income tax purposes in connection with the proposed recapitalization plan.

A restructuring of our debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be non-taxable. If the COD is non-taxable, we will be required to reduce our net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, we will have no U.S. net operating loss carryforwards.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, NTL’s Chapter 11 bankruptcy filing and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of our business. If NTL’s senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

NTL Communications Corp. and Subsidiaries

Our growth has been curtailed by funding constraints.

We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our consumer business in the UK, we expect subscriber numbers to decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

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

Failure to successfully market broadband to our existing consumer client base will adversely impact our revenue and results of operations.

A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing consumer client base. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

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

NTL Communications Corp. and Subsidiaries

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

The Company, Diamond Cable Communications, Diamond Holdings and NTL Triangle are holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries. Each of these companies depends upon the receipt of sufficient funds from their subsidiaries or their respective parent companies to meet their respective obligations. The terms of existing indebtedness of their respective subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized generally limit the payment of dividends, loan repayments and other distributions to them, subject in some cases to exceptions that allow them to service indebtedness in the absence of specified defaults.

Defense of putative class action suits filed against NTL Incorporated and certain of its officers and directors could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers and directors which were commenced by seven of its purported security holders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged if the proposed recapitalization plan is confirmed by the bankruptcy court. The claims arising out of the suits against the individual officers and directors remain and will not be discharged under the recapitalization plan. Defense of such suits may divert these officers’ or directors’ time and resources from managing the operations of NTL’s business. If these officers and directors spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

NTL Communications Corp. and Subsidiaries

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Defaults under Credit Agreements

Negotiations with Bondholders

Before NTL could commence negotiations with the unofficial committee of its bondholders, it was necessary to obtain waivers from the lenders under the UK credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. Effective March 28, 2002, these lenders agreed to amend the initial waivers to extend the duration of the initial waivers to April 29, 2002.

In connection with the granting of these waivers, NTL agreed to various affirmative obligations with respect to the lenders under the credit facilities and significant restrictions on its conduct. The amended waivers prevented NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibited NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from the lenders under the credit facilities. As a consequence, the Chapter 11 filings resulted in events of default under NTL’s UK credit facilities.

Missed Interest Payments on NTL’s Public Bonds

As a result of the missed interest payments not cured within the 30 day grace period with respect to certain of NTL’s publicly traded bonds (described below), as of May 1, 2002, there was an event of default under the UK credit facilities.

Chapter 11 Bankruptcy Filing

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Chapter 11 filing constituted an event of default under NTL’s UK credit facilities, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

Defaults on High Yield and Convertible Notes

Payment Defaults

NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of its 12 3/4% Senior Deferred Coupon Notes due 2005. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

NTL Communications Corp. and Subsidiaries

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the indentures at NTL Communications and under NTL’s UK credit facilities.

Chapter 11 Bankruptcy Filing

The Chapter 11 bankruptcy filing constituted an event at default under the indentures of each of the entities which made the Chapter 11 filing and amounts outstanding under these indentures became immediately due and payable.

Aggregate Amount of Defaults

Interest

As a result of the events of default described above, as of June 13, 2002, NTL Communications Corp. is in default in respect of an aggregate of $157.9 million of interest payments in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008, 11 7/8% notes due 2010, 12 3/4% notes due 2005, 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009, including interest accrued on the April 1 and April 15, 2002 missed interest payments up to May 8, 2002.

Principal

As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the U.S. Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. As a result of the default and acceleration resulting from the Chapter 11 filing, as of March 31, 2002:

•	NTL Communications Corp. is in default in respect of an aggregate of $7,911.9 million in principal amount of debt; and

•	Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,539.0 million in principal amount of debt.

NTL Communications Corp. and Subsidiaries

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                None.

         (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

NTL Communications Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL COMMUNICATIONS CORP.

Date: June 28, 2002	By:	/s/ Barclay Knapp Barclay Knapp President and Chief Executive Officer

Date: June 28, 2002	By:	/s/ Gregg N. Gorelick Gregg N. Gorelick Vice President-Controller (Principal Accounting Officer)