Form 10-K/A
period 2001-12-31
NTL COMMUNICATIONS CORP
filed 2002-10-15
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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
(Address of Principal Executive Office)

(212) 906-8440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A.  ☑

      As of April 12, 2002, there were 12 shares of the Registrant’s common stock outstanding. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant’s common stock.

Documents Incorporated by Reference

None

      This Annual Report on Form 10-K/A for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K/A, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K/ A as well as: the ability of the Company to continue as a going concern; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions; technological developments; the Company’s ability to continue to design networks; install facilities; obtain and maintain any required governmental licenses or approvals; and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

      In this Report on Form 10-K/A, references to “(pound sterling)” “pounds sterling,” “(pound),” “pence” or “p” are to the lawful currency of the UK, references to “(euro)” or “Euro” are to the lawful currency of the European Monetary Union, references to “IR(pounds)” or “Irish punts” are to the historically lawful currency of the Republic of Ireland, and references to “U.S. dollars,” “dollars,” “$” or “(cent)” are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K/A contains translations of some foreign currency amounts into U.S. dollars and some U.S. dollar amounts into foreign currencies. You should not construe these transactions as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.4543 per UK (pound) 1.00, $.8901 per (euro) 1.00 and $1.1337 per IR (punt) 1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2001. On March 31, 2002, the Noon Buying Rate was $1.4250 per (pound) 1.00, $.8717 per (euro) 1.00 and $1.2539 per IR (punt) 1.00.

PART I

NTL CORPORATE STRUCTURE

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

Item 1.	Business

RECENT DEVELOPMENTS

Recapitalization Process

      On January 31, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”), the ultimate parent company of NTL Communications Corp., announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business. Since then, it has been evaluating various recapitalization alternatives to effect a comprehensive consensual recapitalization in a timely manner and to minimize negative effects on its business operations. NTL has been engaged in discussions with an unofficial committee of bondholders, the members of which hold a majority in principal amount of the public debt of NTL Incorporated and its subsidiaries, and France Telecom, which owns a significant amount of NTL Incorporated’s common and preferred stock. On April 16, NTL Incorporated announced that it and certain of its subsidiaries had reached an agreement in principle with the unofficial committee on a comprehensive recapitalization of NTL.

      The following business description does not address the possible risks or negative impacts that could result from the recapitalization process and our liquidity position. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors” for a more detailed description of the proposed recapitalization plan and the associated uncertainties.

ABOUT NTL COMMUNICATIONS

      In this Annual Report, “NTL Communications”, the “Company,” “we,” “us” and “our” refer to NTL Communications Corp. and its consolidated subsidiaries except where we expressly state that we are only referring to NTL Communications Corp. The Company is a leading broadband communications company in the U.K. and the Republic of Ireland based on aggregate subscriber numbers as of December 31, 2001.

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

      In 2001, Consumer Services accounted for 64.9% of our consolidated revenues, Business Services accounted for 26.2% of our consolidated revenues and Broadcast and Transmission and Tower Services accounted for 8.9% of our revenues. In 2001, 98.0% of our consolidated revenues were generated from our operations in the UK and 2.0% of our consolidated revenues were generated from our operations in Ireland. We believe that our operational success to date has been due largely to our focus on customer service and the development of services that emphasize value rather than simply low prices. Our product offerings incorporate our fundamental proposition of providing our customers with a full range of choices.

      Our business is underpinned by the $13.0 billion investment we, and companies we have acquired, have made in our network infrastructure. We provide our broad range of services over local, national and international networks. This network infrastructure consists of:

•	Broadband Communications Networks in the UK that currently pass approximately 8.4 million homes and can be expanded to cover over 11 million homes in our regional UK franchise areas. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. Our fiber optic cables pass a significant number of businesses in these areas and are connected to distribution points, or nodes, which are typically within approximately 500 meters of each of the 500 homes typically served by each node. Each home is then connected by a cable allowing us to deliver telephone, cable television and Internet services over a single integrated network.

Additionally, we have broadband cable networks in the Republic of Ireland that currently pass approximately 440,000 million homes. These primarily analog cable television networks are in the process of being upgraded to allow for higher capacity signals and a suite of new products including digital television, cable modem Internet access and voice telephony.

•	A National/ International Synchronous Digital Hierarchy, known as SDH, Fiber Optic Telecommunications Network in the UK which connects all of the major population centers in the UK to Ireland, continental Europe and the United States. SDH allows high speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. This backbone network utilizes Asynchronous Transfer Mode, known as ATM, technology, a high speed, high bandwidth technology, and was built with sufficient duct capacity to accommodate over 2,300 fibers on the majority of the network. We designed this network to allow us to place the active components, such as routing devices, close to our customers, allowing us to offer a broad range of voice and data services.

We do not insure the underground portion of our cable network. As substantially all of our cable network is constructed underground, any catastrophe that affects our underground cable network could result in substantial uninsured losses.

•	National Broadcast Transmission and Tower Network Infrastructure in the UK, which provide national, regional and local broadcast and wireless communications coverage. We own, lease, manage, or have access to, over 2,300 multi-user sites in the UK. Our fixed line and tower networks in the UK are interconnected at numerous sites.

NTL Communication’s Businesses in the UK

      We spent 2001 integrating our UK operations following several years of acquisition and growth. Between 1998 and 2000, we expanded our UK operations significantly, predominantly through acquisitions. Between June 1998 and July 1999, we acquired the UK broadband operations of Comcast UK Cable Partners, Diamond Cable and ComTel as well as the Westminster and Milton Keynes cable franchises of British Telecommunications, or BT. In May 2000, we further increased our UK operations by completing our acquisition of the residential broadband and business cable operations of Cable & Wireless Communications, also known as Consumer Co.

      In the UK, we provide a broad range of communication services:

•	ntl: home, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access and interactive services;

•	ntl: business, comprising business telecommunications, national and international carrier telecommunications, Internet services and radio communication services;

•	ntl: broadcast, delivering digital and analog television and radio broadcast transmission services, wireless network management, tower site rental and satellite and media services.

     ntl: home

      We are the largest provider of broadband services in the UK. As of December 31, 2001, we had approximately 2.8 million residential cable television and telephony customers and over 4.97 million revenue generating units, which we refer to as RGUs. At such date, our penetration rates were approximately 35% telephone penetration, 29% cable television penetration and 37% customer penetration.

      Throughout 2001, we worked to streamline our subscriber base, removing a backlog of approximately 45,000 non-paying and non-profitable customers in the second half of the year. We are planning to remove an additional 14,000 in the first quarter of 2002. We remove non-paying and non-profitable customers if our standard collections procedures do not achieve a satisfactory result. The action taken to remove non-paying customers provides us with a stronger customer base. Our average churn rate for the quarter ending December 31, 2001 was 21.3% on an annualized basis. Our average churn rate for the same period excluding involuntary disconnects would have been 17.7% on an annualized basis.

      Broadband Internet usage by residential customers is a relatively new and undeveloped market. However, we believe the most effective strategy to maximize revenues and penetration for our residential offerings is to bundle together telephone, cable television and Internet services. Our product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services to maximize customer retention and average revenue per customer.

      Including capital expenditures made by the companies and businesses acquired by NTL, we have spent approximately $12.8 billion on our network infrastructure in the UK.

      Our core network consists of optical fiber connected to distribution points, or nodes, each typically serving up to 500 homes, from which we provide coaxial cable and two copper pair telephone wires into each home. This cabling enables the provision of two telephone lines, an analog or digital television service and a high speed cable modem service to each customer’s home.

      Our fiber network has the capability to carry telephone services as well as high speed data services. The fiber network is capable of supporting digital subscriber lines, or DSL, which consist of a bi-directional 2Mb/s connection capable of supporting 30 voice channels and enable the provision of higher capacity services to business customers. We are able to support digital and interactive services as well as advanced video services over our network through cable modems that enable Internet access at almost 10 times the speed of conventional dial up access.

      Our cable modem service has been engineered to provide high quality residential high speed Internet access service. It is therefore able to support small businesses and people who work from home, including enabling a link to a company’s local area network, or LAN. We have in place the next generation of network technology using Internet protocol, or IP, over optic fiber cable technology in our core backbone network. This technology, in which data is broken up into discrete packets for transmission, enables more efficient use of network capacity, meeting growth at lower unit cost and positioning NTL to provide high speed broadband access on a mass scale.

     Internet access

      In March 2000, we announced a plan to offer our residential customers throughout the UK free, unlimited Internet access via their personal computers or, where available, televisions. This Internet service is called “ntlworld” and became available to some of our customers beginning in April 2000. As of December 31, 2001, we had approximately 695,000 ntlworld customers within our local franchises and 29,000 customers who used our service via digital TV access. We have decided to begin charging our customers for this service; however, we believe that we remain highly competitive in this segment of the market.

      Since the launch of ntlworld, the trend in UK Internet pricing has been towards offering unlimited Internet access for a higher fixed charge, as Internet penetration has grown and Internet usage has increased. In January 2002, we announced our decision to begin charging our customers for service and the launch of two new packages: “Pay as you go”, a metered service at 1p per minute; and “Unlimited”, an unmetered service at £10 per month. All subscribers to the free ntlworld service will be transferred to either “Pay as you go” or “Unlimited” during the first half of 2002. Existing ntlworld customers will benefit from a £5 per month price for Unlimited for a period of time.

      In 1999, we were the first communications provider in the UK to launch a high-speed cable modem Internet service, which links customers of our local cable franchise networks to the Internet at up to ten times the speed possible over standard telephone lines. As of December 31, 2001, we had approximately 118,000 cable modem customers. Approximately 80% of our networks are currently able to provide this service to our customers. Our high-speed Internet service currently operates at a speed of up to 2.0 Mb/s and is offered at minimum delivery speeds of 128 Kb/s, 512Kb/s or 1Mb/s. The service is an “always on” service, removing logging-on delays and the need to log off while using the telephone. It uses the hybrid fiber coaxial cable portion of our broadband network, which allows customers who also subscribe to a telephony service to simultaneously make or receive telephone calls while accessing the Internet. The 128 Kb/s and 512 Kb/s services are currently offered at flat rates of £14.99 and £24.99 per month, respectively, including the rental of a cable modem. This compares with the newly announced prices for Freeserve and BTOpenworld 512Kb/s ADSL services of £29.99 per month plus purchase of the modem. In the first quarter of 2002, we launched a 1 Mb/s modem offer at a price of £49.99 per month. We are currently the only provider offering 1 Mb/s service in the UK.

Franchise customers

      We first introduced a bundled cable service to our franchise customers in 1996, when we implemented a promotional pricing and packaging structure called “Choices.” Since then, we have continued to refine and enhance our offering. The packages we currently offer to our UK residential franchise customers, excluding customers in Milton Keynes and Westminster, where we plan to launch broadband in 2002, and in some former Cable & Wireless Communications franchises which only offer cable television, comprise:

•	telephone service, including a second telephone line for an additional charge unless the customer decides not to take television (99% of potential customers are now offered the “3-2-1” simplified telephone rate plan);

•	narrowband Internet access service, if the customer takes a telephone service (97% of potential customers can subscribe for ntlworld flat rate narrowband Internet service);

•	broadband Internet access service (two thirds of potential customers can subscribe for 128 Kb/s or 512 Kb/s broadband Internet service);

•	all of the current terrestrial television channels and access to multi-channel television, including pay per view; and

•	interactive television services.

      Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and narrowband, dual telephone and TV, or triple telephone, TV and Internet access. Only telephone, with its low capital expenditure requirements and high margins, is available widely as a stand-alone single product. Of our competitors, only Telewest, which does not offer its services in our franchise areas, is able to offer the full range of services we provide (see table below).

	Internet	TV	Telephone

NTL	#	#	#
BT	#	X	#
BskyB	X	#	#
Telewest	#	#	#

Cable television

      The selection of analog cable channels that we currently offer to our franchise customers varies based on the particular franchise area. This variation is a result of the different channel offerings we have inherited as a result of our acquisitions of various cable franchises over the past several years. Variation between franchise areas will increasingly be removed as digital cable television is rolled out offering the same channels, subject to regional programming variations. In addition to offering many of the popular channels available on BSkyB’s satellite platform, we also offer to all of our franchise customers, through our joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called “Front Row” that we rolled out to our customers beginning in March 1998. Our joint venture with Telewest represented the first ever alternative in the UK to BSkyB in the provision of films and sports events through pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures

Entertainment (Columbia/ Tri-Star), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal.

Interactive services

      We have moved rapidly to take advantage of the convergence between the Internet and television and the advent of digital cable television. We are currently aggregating a broad range of interactive content into a service that can be deployed as part of our interactive television offering to our residential customers. Our interactive offering comprises a free television e-mail service, a “walled garden” of partner websites that have been specially redesigned for television and an online customer service application that allows select customers to see their NTL bill via the television.

      We have established relationships with over 75 content providers to deliver a wide range of interactive services, including education, shopping and banking, finance, travel, entertainment, games, news, sports and local content. Interactive content is organized into channels, including news, sports, travel, lifestyle, money, entertainment and shopping. Our partners include Sainsburys, Iceland, QVC, W.H. Smith and Domino’s Pizza. The travel channel includes content partners such as Go Airlines, Thomas Cook Travel Select and Teletext and the money channel features content partners such as Abbey National, The Halifax and Bloomberg.

      We also offer additional channels providing up to date news and weather information, games and educational content. Where appropriate, our contracts with content providers require the payment of tenancy fees as well as commissions on e-commerce transactions. We also derive revenues from the advertising opportunities that exist across our interactive service offering.

Telephony

      In 1999, we launched the NTL “3-2-1” call plan for our residential franchise customers where national and local calls cost only three pence per minute during the day, evening calls cost two pence per minute and weekend calls cost one pence per minute. We are able to offer this plan by using our national telecommunications and local networks and bypassing a portion of the wholesale long distance fees which would otherwise be charged by BT and other carriers for carrying calls to and from our local franchise networks. In 2002, we have begun the roll-out of our “Talk Unlimited” service, whereby customers can make unlimited calls on evenings and weekends to local and national fixed line numbers for a flat fee of £8 per month in addition to their standard line rental.

Indirect access

      On November 7, 2001, we announced our sale of the right to offer services to approximately 230,000 indirect access telephone customers to Innogy for approximately £23 million ($33 million) including the collection of certain future service revenues and existing receivables.

      We acquired these indirect access customers as part of the acquisition of the residential businesses of Cable & Wireless Communications in May 2000. However, as these customers were not connected to our national backbone network, they could not benefit from our simplified calling tariffs, cost base or dial-up Internet service. Rather than risk the substantial churn associated with the process of migrating the customers to the NTL Communications network and services, we determined that the sale of the customer base would result in the highest realizable value of the asset.

      As of December 31, 2001, we had approximately 118,000 off-net customers of which approximately 89,000 are also customers of our ntlworld Internet service. We do not incur the unfavorable interconnect costs that were related to servicing the Cable & Wireless indirect access telephony base because these indirect access customers are served by our national network.

Customer management systems

      For most of our franchise areas, we use advanced billing and customer management systems which enable us to control all aspects of a customer’s account for both telecommunication and television products. We currently operate a number of billing systems inherited from the different operations we have acquired. We are in the process of merging these different systems onto a single platform, which we expect will reduce costs and improve customer satisfaction.

Premium TV

      Premium TV Limited, which is an indirect wholly owned subsidiary of NTL Incorporated, has a joint venture with Eurosport, the pan-European basic tier sports channel, to develop British Eurosport, a version of Eurosport tailored to appeal to UK viewers. This channel is now available to all of the NTL’s UK pay television homes.

      Premium TV has also entered into long-term joint ventures with a number of UK football (soccer) teams including Rangers, Leicester, Middlesbrough and Newcastle, as well as the Football League, which represents 76 teams, and has entered into a five-year operating agreement with Aston Villa. These joint ventures are intended to develop the football teams’ Internet and broadband rights which may include audio-visual footage of matches on a delayed basis and live audio coverage of matches.

      Premium TV is developing a Classic Sports television channel, and has a contractual arrangement with the BBC permitting Premium TV to show historical football (soccer) matches from the BBC’s library.

ntl: business

      The primary objective of our business services division “ntl: business” is to provide a comprehensive range of voice, data and application based communications services for our business customers.

      Our existing customer base incorporates both private and public sector organizations. Within the private sector we focus on the areas of finance, utilities and travel. Within the public sector we have a substantial share of the market in emergency services, local government and education telecommunications requirements.

      Our business strategy is to fully exploit our superior network capability and place an increasing emphasis on broadband products and services. Rather than simply offering our customers a lower price for their existing service, we offer a package of services designed to address all their communications needs at a price which offers good value. For our smaller business customers, we are providing a range of bundled packages based on our standard services and standard terms and conditions. For our larger customers, we offer services which are tailored for their specific needs.

      ntl: business has developed a diverse portfolio of skills and services through both product development and a number of significant acquisitions. Beginning in 2000, we commenced a program to integrate the skills and abilities of employees from Workplace Technologies, X-tant and ConsumerCo’s small business team with those of the existing business telecom operations, to create a single integrated portfolio and customer support organization. Another example of this strategy is our acquisition in the third quarter of 2001 of the UK assets and contracts of Viatel UK. Viatel was a provider of managed data and voice services to UK based corporate companies and also provided voice services to resellers, voice and Internet services to wholesalers and managed data services to other European managed service providers. In addition, we continue to focus specific sales and marketing efforts on winning business customers in our franchise areas and increasing revenue from our existing customers.

      Since August 1, 2001, ntl: business has been structured with three key business units within the overall UK communications market. These business units are Retail, Managed Network Services (incorporating Mobile, Enterprise, Public Safety and VISP) and Carrier Services. The segmentation enables us to develop a deeper understanding of our customers’ businesses which enables us to craft specific solutions and trading alliances appropriate for each specific market. The discussions below reflect the old structure of ntl: business.

      Following our analysis of published OFTEL statistics for telecommunications services, and Gartner Group statistics for other communications services, we estimate the size of the market in which we compete to be in excess of £24.5 billion for the year 2002. Of the total communications market, we estimate that approximately £17.5 billion represents business telecommunications and £7 billion represents carrier telecommunications services.

      Our network already passes within 200 meters of more than 570,000 business premises in the UK. However, as a result of the reach of our national network, we can serve a substantial portion of the UK’s approximately 1.2 million business premises through means such as indirect access. These premises host approximately 1.5 million business customers. We believe that the architecture and reach of our network infrastructure has positioned ntl: business to play a leading role in the delivery of broadband services to UK businesses going forward. We plan to exploit demand for broadband services primarily through our broadband cable modem product which was launched in the second quarter of 2001, and our E-1 Direct Internet Access Service. We will continue to market our standard products and services ranging from telephony and Internet access to data and e-commerce and managed services. These services will be delivered via copper wire, coaxial cable, fiber and wireless.

Retail and Enterprise

      In our local direct markets (retail), our approach is to “think nationally but act locally.” In our business markets, our approach is to enable businesses to become more efficient and effective. Our focus is on small to medium sized businesses.

      Our business model for dealing with small businesses has changed over the last twelve months. In October 2000, we opened a new small business call center which uses telephone account management techniques to sell and service a range of simple business bundles for smaller businesses across the UK. Under this new business model, we have developed sophisticated marketing programs for our target customer base. In the second quarter of 2001, we added broadband services to the business bundle. In December 2001 we launched our new web site allowing customers to self provision a range of products and view their bills on-line.

      Across these market sectors, we plan to utilize our national capabilities and the expertise of our market focused account management and technical support teams to target specific business sectors and increase penetration.

      As of December 31, 2001, we had approximately 76,000 business customers with an average of 5.1 lines per customer for a total of approximately 380,000 retail business telephony lines installed in the UK.

      We offer the following business products and services to our business customers:

•	Access Services that connect our customers to us for inbound and outbound voice and data calls. These access services include additional analog business exchange lines, or BELs, and digital business exchange lines, or DELs. DEL services include basic rate access, also known as ISDN2, and primary rate access, also known as ISDN30. We believe these and other direct and indirect access services are priced competitively and are often in competition with similar services provided by a number of other direct and indirect suppliers. In the second quarter of 2001, we launched a business cable modem service that enables the delivery of broadband services to our business customers.

•	Managed Voice Services/ Virtual Private Networks that are best illustrated by our central exchange “Centrex” service. Through this service we provide our customers with business exchange lines configured as a “virtual PABX,” where we provide the services normally associated with a traditional PABX located at a customer’s premises. We provide these services on a rental basis which allows our customers to avoid the expense associated with an outright capital purchase and maintenance costs.

•	Managed Data Services that include point to point private circuits at speeds of multiples of 64 Kb/s and individually tailored 100 Mb/s and 155 Mb/s services. Other services include the provision of inter-site data services with particular transmission protocols, such as Internet Protocol also known as TCP/IP, Frame Relay and ATM.

•	Managed Local Area Networks (LANs), in order to support the developing needs of our business market, we have established significant capabilities that enable us to fully manage LANs or to design, project manage and integrate new LAN platforms for our customers.

•	08xx Services that include free local and national call services together with a range of other routing features based on our network. These services enable our customers to manage inbound calls and establish varying tariffs for their customers to contact them.

•	Internet Services, in order to provide our customers with the tools they require to build their e-business services including dedicated, high-speed Internet access services, web hosting services, and specific individually tailored applications securing and protecting their e-businesses. The range of services we provide also includes the provision of simple, inexpensive software to enable our customers to begin doing business over the Internet.

      We have a variety of alternative methods to carry our national telecommunications network over the “last mile” to the premises of those customers which are located outside of our franchise area:

•	Obtaining permits to construct telecommunications networks, and building out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer. For example, we have extended our fiber optic network within London to reach and support CNN’s facilities.

•	Leasing circuits on the local networks of other service providers to connect to our customer’s premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put in place relatively quickly and can be replaced at a later date if traffic volumes justify it.

•	Connecting customers to our national telecommunications network by implementing microwave radio links which utilize our significant tower infrastructure to connect our network to our customers, using digital point to point microwave radio links. Alternatively, we believe our license to operate radio fixed access services on a national basis throughout the UK at the 10 Ghz frequency, could enable us to use “wireless local loop” technology to connect our network to our customers, although we are not currently utilizing this approach. Either of these two methods requires the installation of a mini-tower site on the roof of the customer’s premises to receive and broadcast data. “Wireless local loop” connectivity would enable a radial transmission to a number of sites surrounding the mini-tower whereas point to point connectivity enables transmission between two points only.

Public Safety

      In addition to meeting the traditional voice and data requirements of businesses throughout the UK, our Radcomms business offers a full range of communications services, including the design and operation of radio networks and the provision of support, maintenance and facility management services to customers who provide public safety services to the community. Our customers include primary providers such as police, fire and ambulance and secondary providers such as H.M. Prison Service, the Coast Guard and the Royal National Lifeboat Association. We have been servicing a substantial portion of the radio installation and maintenance market for public safety in the UK for many years and our public safety customers provide us with a relatively steady source of revenue.

      We intend to position ourselves to increase our activities in the public safety sector from facilities and maintenance activities into complete outsourcing arrangements. We believe we are at the forefront of managed communication services in the public safety sector, and we believe that the majority of the British Public Safety Services will move from their current service arrangements into outsourcing and the provision of fully managed services. We believe we have already established a strong position in outsourcing services and facility management for these mission critical customers, and plan to continue to build on our existing relationships with current customers. An example is the Metropolitan Police Authority (New Scotland Yard), for which we manage communications services for over 25,000 police officers.

Wholesale (Carrier Services, Mobile and VISP)

      Our wholesale markets group’s main focus is the supply of UK infrastructure and bandwidth to national and international telecommunications operators. Our national and local networks are used to interconnect these carriers to cities in the UK and Ireland. NTL Communications wholesale has seen continued growth over the last five years, and has successfully positioned itself as a key supplier of wholesale services. We expect to continue to serve the wholesale marketplace through our strategy of providing high quality and competitively priced services which can be customized where necessary.

      Our customers include fixed wire line and mobile telecommunications operators and Internet service providers, or ISPs, such as AOL, COLT, Worldcom, other cable operators, and various information technology and facilities management companies. A dedicated team addresses the needs of the UK mobile operators, and we are a major supplier to Vodafone and Orange. We have developed a successful business supplying core interswitch network capacity to UK mobile operators and have commercial relationships with the four incumbent mobile operators.

      We have been instrumental in developing a new commercial and technical model for the supply of networks to the mobile operators. These developments culminated in our being awarded, in April 2000, a five-year £150 million contract by Orange. A key element of the contract, by which Orange outsources the maintenance and provisioning of that network, is the extension of our existing core network. All five third generation mobile operators in the UK will need to implement network and services to support 3G services, and we will work to define and co-ordinate our strategy for supporting 3G services.

      A growing area of our wholesale business is selling voice termination services to a wider mix of operators, and using these relationships to reduce the cost-base for our telephony traffic by:

•	creating a self sustaining revenue stream,

•	establishing commercial relationships with wholesale customers thus enabling us to cross-sell and up-sell other products, and

•	generating revenue and cost reduction opportunities for other parts of NTL.

      The growth in the number of international operators building and operating submarine cable systems in recent years has been substantial, with many of the cables crossing the UK. We have considerably increased physical connectivity to UK international cable landing stations and developed products to address the needs of the international cable operators for carrier services between the cable landing sites and the major UK international nodes such as Telehouse, London, which services are also known as “backhaul” services.

      Utilizing our ATM national network, we have developed Frame Relay and ATM wholesale products to meet demand for high-speed data connectivity. Additionally, our core data network, local loop infrastructure and connectivity to the main international nodes, will allow us to address the needs of international operators for the termination of UK-bound and origination of UK-generated data traffic.

      In addition to wholesale telecommunications and data services, we also offer wholesale Internet access solutions including network services, call center operations and customer provisioning and billing to UK ISPs and other corporate customers that would like to expand their Internet presence. This service was launched in 1995.

ntl: broadcast

      We own and operate wireless communication and broadcast transmission infrastructure in the UK. We provide our customers with enhanced products and services through our broadcast network, state of the art equipment, and innovative facilities management expertise. Our customer base includes over 1,000 companies, including all of the leading UK mobile wireless operators and all major commercial television and radio broadcasters.

      We have a proven history of developing new products and services to meet the needs of our customers and drive the growth of our business. These developments include the implementation of Teletext, a text based data service transmitted with the analog television signal, the implementation of NICAM in the 1980s enabling the transmission of digital stereo and Dolby audio over analog television transmissions, and most recently the design and implementation of the world’s first digital terrestrial television and digital audio broadcasting networks and services for our UK broadcast customers.

      We provide products and services to three distinct market areas:

•	Site Leasing and Services. We operate the second largest independent portfolio of wireless towers and sites available for lease in the UK. In total, we operate over 2,370 multi-user sites in the UK as of December 31, 2001, up from approximately 600 sites in May 1996. As of December 31, 2001, we leased space on our towers to over 4,200 lessees including all of the major wireless operators in the UK and also offer unique services such as “In-Building” a wireless connectivity that can enhance their wireless coverage in high-traffic areas such as shopping malls, office buildings and conference centers.

•	Broadcast Transmission and Services. We own and operate one of two television broadcasting infrastructure networks in the UK. Additionally, we have national, regional, and local radio broadcast infrastructure networks in the UK. We developed the first commercial digital terrestrial television service in 1998 and the first commercial digital radio station in 1999. Because, unlike broadcasters in the United States, we own and operate not only the towers but also the broadcast transmission infrastructure, our broadcast customers rely on our network and package of integrated turn-key services to distribute and broadcast their content.

•	Satellite and Media Services. We provide satellite and media services in the UK and value-added services such as playout, fixed and mobile satellite up-linking, and a wide range of occasional & outside broadcast services to generate incremental revenue. Our ability to offer a full range of services from content gathering, distribution & transmission is unique in the UK market.

      Our broadcast and wireless customers generally hold long term licenses and enter into service agreements with us that typically last 10 to 15 years.

Site Leasing and Services

      We operate a UK wireless infrastructure network of approximately 2,370 multi-user sites as of December 31, 2001. We own, lease or manage approximately 1,570 UK sites and have access to approximately 800 undeveloped sites. Our primary business is the leasing of antenna space on our sites to a diverse range of wireless service providers, including providers of mobile telephony, paging, specialized mobile radio, or SMR, and wireless local loop services. We have also developed a range of complementary services that utilizes our tower expertise, including infrastructure services, site selection and acquisition, design and construction, antenna installation, network planning and management, and tower maintenance.

      Our network in the UK is national in scope and includes most of the major population centers and highways. Our wireless customers currently include all of the UK mobile telephony operators, including Vodafone AirTouch, mmO(2) (formerly known as BT Cellnet UK), Orange, One2One and Hutchison 3G, all the major paging companies, and many of the UK’s largest wireless telephony carriers, including BT, Cable & Wireless, and Thus plc. We also serve several utility companies and emergency service organizations including British Gas, London Ambulance and Her Majesty’s Customs and Excise.

      Second generation wireless services have been the major driver of our growth to date, but the advent of third generation wireless services is expected to drive further revenue growth. During 2000, the UK government awarded five national Universal Mobile Telecommunications System, or 3G, licenses each for a duration of 20 years, commencing January 2002. These licenses have been awarded to four existing operators, all of whom are existing wireless customers of ours, and to one new entrant. Under the terms of these licenses, each operator will provide services to at least 80% of the UK population by December 2007. Construction of these networks has commenced in 2001 and is expected to generate significant further demand for suitable existing & new sites over the next few years. The increased demand for suitable sites is driven by the greater bandwidth and different range characteristics of 3G technology, inherently requiring a greater number of sites than 2G technology.

      The dramatic growth of wireless communications necessitates good cellular coverage in all commercial areas, leading to a requirement for reliable wireless communications infrastructure inside buildings. We believe this creates a new type of radio site which, unlike towers, will exist within commercial buildings, transport hubs, shopping malls and other large buildings. Our analysis shows that there are approximately 2,000 of these types of commercial properties in the UK. As at December 31, 2001, we had built shared coverage systems in 26 large buildings including Bluewater, Britain’s largest shopping complex and Canada Square, part of London’s Canary Wharf complex.

      Building on the technology we developed for In-Building services, we are exploring with UK mobile operators ways of using our fiber network to solve the distance, coverage and power problems associated with 3G rollout in urban areas. Although in an early stage of development, we believe that a solution utilizing small low-profile antennas, positioned on buildings and other street level infrastructure and connected via our fiber network to remote base stations, could improve coverage and service quality compared to more traditional rooftop sites for 3G technology.

Broadcast Transmission and Services

      We have been involved in broadcast television since the 1950s when we designed and built the television transmission system for the UK’s first independent commercial television network. Through our national infrastructure of owned and shared transmission sites and our owned network of transmitters in the UK, we provide broadcast signals for the three commercial national television channels in the UK (ITV1, Channel 4, Channel 5), a number of more recently established commercial channels through the UK Digital Broadcast multiplexes, and many of the UK’s independent local, regional and national radio broadcasters.

      An attractive feature of our broadcast contracts is our ownership of both towers and transmission equipment responsible for generating the broadcast signal. As a result, the contracts increasingly have become end to end solutions including all technical and service aspects of providing the transmission for the broadcaster. In essence, TV and radio station owners are programmers and we are the broadcaster. We have used this as an opportunity to develop strong relationships with our customers, which in turn has helped us to better understand their needs and customize new services for them.

      Television broadcasting. We provide digital and analog broadcast transmission services for national and regional television broadcasters. The analog network provides coverage to 99.8% of the UK population, with approximately 3,500 broadcast transmitters. Our extensive television broadcast customer base includes all of the UK commercial terrestrial television broadcast companies consisting of the ITV national network of 15 affiliated stations, the national services of Channel 4 and Channel 5, as well as the regional service S4C in the UK.

      We provide digital terrestrial broadcast transmission for two of the three commercial national digital television services in the UK. These services carry up to 12 separate channels, including the ITV network, Channel 4, Channel 5 and a range of new digital channels and services such as pay per view. As of December 2001, we were operating 80 digital terrestrial television transmitting stations reaching approximately 88% of the UK population.

      Digital broadcast systems require a more complex engineering design than their analog predecessors. We have exploited this by extending our range of services to include tower leasing and transmission services (as with analog) plus “end-to-end” system integration and service ranging from studio playout centers to terrestrial transmission. This has the twin benefits of enlarging the total market available from broadcasting and further differentiating us as a unique provider able to offer towers, transmission and system integration services for digital television.

      Radio broadcasting. We are one of two major companies providing transmission sites and services to the radio industry in the UK. We offer a range of services to radio broadcasters including: target service area planning; site location; installation and commissioning; and equipment selection, procurement, operation, monitoring and maintenance. We believe that we are a supplier of transmission services to a substantial portion of the addressable market. Our radio broadcast customer base includes two of the three national commercial stations: Classic FM and Talk Radio, over 200 metropolitan, regional and local stations and the first all digital radio station, Digital One, of which we are a founding equity partner with a 37% equity interest. We have a contract for the transmission of Digital One with a lifetime value in excess of $75 million. The UK government has embarked on a program of licensing a number of new regional and local digital radio multiplexes. As of December 31, 2001 we have secured contracts to build transmission and supporting network for 24 of the 27 licenses awarded so far.

Satellite and media services

      We own and operate satellite up-linking facilities consisting of over 30 fixed satellite up-link dishes able to access over 50 satellites with global coverage, a network of mobile and transportable up-links, management and control systems and all associated operations and maintenance. We provide our satellite customers with program and content distribution services for over 160 full-time channels via satellite and fiber. In addition, we have facilities for playout services, remote satellite news gathering, and full outside broadcast. Through an alliance with Williams Vyvx, a Williams Co. company, our customers also have access to 48 cities in the United States.

      We have expanded our service offerings over time to meet the growing needs of our customer base as new technologies create new broadcast markets. As a way to add incremental revenue, we have begun to integrate backwards with our existing customers by offering value added services. Such service developments include:

•	establishment of playout services, which enable us to take ownership of the customer’s transmission needs from the point that it delivers the program or content and needs a channel to be created. We then are responsible for all the operational issues related to the broadcast of that content. We have a state of the art playout facility outside of London designed to meet the rising demand from broadcasters across Europe.

•	offering a range of occasional use broadcast services that allow media content providers to outsource their off-site broadcasting needs, whether it be for breaking news, sports events or music concerts, and still deliver the desired content to their customers via our mobile equipment.

      Our Satellite and Media customers include programmers who own and operate packages of content or channels, news agencies, sports broadcasters and production companies. Our customer list includes such market leaders as AOL/ Time Warner (CNN, Turner, Cartoon Network), BBC, Discovery Channel, QVC, Reuters, the Associated Press and British Sky Broadcasting.

NTL’s Businesses and Investments in the Republic of Ireland

      In July 1999, we acquired Cablelink Ltd. in the Republic of Ireland, which then had over 400,000 franchise homes in Dublin, Galway and Waterford.

      This company provides cable television services in Dublin, Galway and Waterford to over 370,000 subscribers. As of December 31, 2001, the company had an 83.4% penetration rate over its broadband cable network, which passes over 440,000 homes. The company holds licenses to provide analog and digital television services in its franchises for the next 12 years with exclusive rights for the next two years. It also has a full service license allowing it to provide public telephony, Internet and other value-added services throughout Ireland.

      Among our 2001 highlights, Cablelink:

•	developed and successfully rolled out our digital television service in Dublin, Galway and Waterford;

•	met all of our regulatory milestones for the provision of digital television;

•	integrated our residential and business to business divisions in Ireland to create a single operating entity — thus deriving extra operational efficiencies and synergies;

•	migrated 95% of our customer base onto a new customer relationship management system; and

•	made all systems fully Euro compliant for the introduction of the Euro.

      The following table illustrates our holdings in the UK and Ireland:

UK and Ireland Customer Statistics as of December 31, 2001

	NTL		NTL
	(UK)		(Ireland)		Total

	(Subscriber totals in thousands)
RESIDENTIAL
Ownership Interest	100%		100%
Homes in Franchise	11,411.2		443.8		11,855.0
Homes passed	8,404.1		443.8		8,847.9
Homes marketed (Telco)	7,506.4		20.0		7,526.4
Homes marketed (CATV)	7,729.8		443.2		8,173.0
Customers	2,840.0		369.8		3,209.8
Dual/ Triple RGU	2,038.2		5.3		2,043.5
Single RGU	801.8		364.5		1,166.3
Cable Television (CATV)	2,261.9		369.8		2,631.7
Digital	1,253.5		7.7		1,261.2
Analog	1,008.4		340.6		1,349.0
Antenna	—		21.5		21.5
Telephone	2,589.3		5.3		2,594.6
Internet (INT)	845.0		1.5		846.5
Dial-Up (ntlworld and other)	698.4		1.4		699.8
Digital TV Access	28.5		—		28.5
Broadband (BB)	118.1		0.1		118.2
RGUs (CATV, Telco, BB)	4,969.3		375.2		5,344.5
Service Units (CATV, Telco, Int)	5,696.2		376.6		6,072.8
RGUs/ Customer	1.75	x	1.01	x	1.67	x
Service Units/ Customer	2.01	x	1.02	x	1.89	x
Penetration:
CATV	29.3%		83.4%		32.2%
Telephone	34.5%		26.5%		34.5%
Customer	36.7%		83.4%		39.3%
RGU	64.3%		84.7%		65.4%
Service Unit	73.7%		85.0%		74.3%
Dual/ Triple	71.8%		1.4%		63.7%
Quarterly Growth:
Customers	(41.8)		(4.8)		(46.6)
RGUs	(51.5)		(5.8)		(57.3)
Off-Net Telephony	118.3		2.8		121.1
Telephone	29.1		—		29.1
Telephone and Internet	89.2		2.8		92.0
BUSINESS DIVISION
Business Customers	76.2		0.2		76.4
Business Lines	389.7		1.9		391.6
Wholesale Internet Subscribers	1,210.7		0.2		1,210.9

	NTL	NTL
	(UK)	(Ireland)	Total

	(Subscriber totals in thousands)
Total Customers	4,245.2	373.0	4,618.2
Total Service Units	7,504.1	384.3	7,888.4

Competition

      We face significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television.

Consumer Services

      We compete primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. According to the Office of Telecommunications, or OFTEL, in September 2001, BT serviced 81.29% of UK residential telephone exchange line customers. Our growth in telecommunications services, therefore, depends upon our ability to convince BT’s customers to switch to our telecommunications services. We believe that value for money is currently one of the most important factors influencing the decision of UK customers to switch from BT to a competing telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although we intend to remain competitive, in the future we may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, we may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect us. In addition to BT, other telecommunications competitors could prevent us from increasing our share of the residential telecommunications market. In particular, carrier pre-selection for all calls (except for some special categories) was launched in 2001 which may increase the appeal of indirect access operators, whose discounted call charges may undercut us.

      We also compete with mobile networks. This technology may grow to become a competitive threat to our networks, particularly if call charges are reduced further on the mobile networks. Our tower services group may enable us to benefit from the growth in this technology. There can be no assurance, however, that we will be able to compete successfully with such telecommunications operators.

      We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. The packages we currently offer to our UK residential franchise customers (excluding customers in Milton Keynes and Westminster, where we plan to launch broadband in 2002, and in some former Cable & Wireless Communications franchises which only offer cable television) comprise telephone service, narrowband Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and narrowband, dual telephone and TV, or triple telephone, TV and Internet access. Of our competitors, only Telewest, which does not offer its services in our franchise areas, is able to offer the full range of services we provide. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators have been permitted to provide and convey cable television services throughout the UK from January 1, 2001, and exclusive franchises will no longer be awarded.

      British Sky Broadcasting Limited, or BSkyB, currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator’s network.

      Our cable television systems compete with direct reception over-the-air terrestrial broadcast television, DTH satellite services (i.e., BSkyB) and satellite master antenna systems. In addition, pay television and pay-

per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services.

      We offer our broadband Internet service at flat rates of £14.99 and £24.99 per month for 128Kb/s and 512Kb/s, respectively, including the rental of a cable modem. This compares with the newly announced prices for Freeserve and BTOpenworld 512Kb/s ADSL services of £29.99 per month plus purchase of the modem.

Business Telecommunications

      BT and Cable & Wireless are our principal competitors in providing business telecommunications services. In the future, we may compete with additional entrants to the business telecommunications market. Competition is based on price, range and quality of services, and we expect price competition to intensify if existing and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with such competitors in the business telecommunications market.

Broadcast Transmission and Tower Services

      Crown Castle UK Ltd, a subsidiary of Crown Castle International Corp., is NTL Communications’ primary competition in the terrestrial broadcast transmission market in the UK. Crown provides analog transmission services to the BBC and digital transmission services to both the BBC and ITVDigital. Crown has diversified from its core television broadcasting business using its transmission infrastructure to enter into the radio transmission and telecommunications sectors.

      Although Crown is our direct competitor, we each have reciprocal rights to use each other’s sites for broadcast transmission usage in order to enable each of us to achieve the necessary country-wide coverage. This relationship is formalized by the site-sharing agreement entered into in 1991 when those towers were privatized.

      Crown also offers site rental on a significant number of its sites (some of which are managed on behalf of third parties). Like us, Crown offers a full range of site-related services to its customers, including installation and maintenance. In November 2000, Crown entered into an agreement with BT to deliver roof space and grounds at an initial 4,000 BT exchange sites around the UK. We believe our towers to be at least as well situated as Crown’s and that we will be able to continue expanding our own third-party site-sharing penetration.

      All four UK mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. BT Cellnet (now called mm0(2)) and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. BT and Cable & Wireless are both major site-sharing customers but also compete by leasing their own sites to third parties. BT’s position in the market is even larger when considered in combination with its interest in mm0(2).

      Several other companies compete in the market for site rental. These include British Gas, Racal Network Systems, Aerial Sites Plc, Relcom Aerial Services and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

Regulation

      NTL Communications is subject to both UK and European Union competition regulations which prohibit companies from engaging in anti-competitive behavior in violation of these regulations. In addition as a provider of telecommunications services, the Company is subject to the regulatory oversight of OFTEL, which regulates telecommunications in the United Kingdom. OFTEL regulations are designed to ensure the fair and efficient delivery of such services to customers. The Company must be compliant with these regulations in its product offerings and in its dealings with customers and suppliers. Failure to comply with these regulations could result in administrative or other legal proceedings, as a result of which the Company could be ordered to stop activities which violate the applicable regulations, modify its behavior to comply with applicable regulations or could be subject to fines or civil damages.

      Telecommunications service industries in the UK are governed by legislation under the Telecommunications Act 1984, the Broadcasting Act 1990, and the Broadcasting Act 1996. The operator of a full-service telecommunications system in the UK requires the following two principal non-exclusive licenses:

•	a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the Department of Trade and Industry, or DTI, and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services; and

•	a cable television license granted under the Broadcasting Act and supervised by the Secretary of State and the Independent Television Commission, or ITC, which authorizes the provision of broadcasting services.

      Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

Price Regulation

      BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In Autumn 1999, OFTEL began the process of examining what price controls, if any, should apply to BT after 2001. In February 2001, OFTEL announced that current retail price controls would be extended until July 2002 with a roll over provision for a further year. In January 2002, OFTEL issued a new consultation setting out proposals for the progressive removal of price controls along with certain new measures to stimulate further retail competition.

      NTL Communications is not subject to the same scrutiny and control by OFTEL of its retail telephone prices as BT, given its non-dominant status in the market. However, the Company is subject to prohibitions on undue preference and undue discrimination in its cable television pricing. The Company is also required to publish its standard prices, terms and conditions for cable television services.

Number Portability

      The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. Implementing regulations came into force on January 19, 2000 requiring that number portability should be provided on request to all customers switching between different operators and providers of fixed telecommunications services. NTL has a process in place to comply with its existing obligations and it is now in the process of negotiating more service establishment arrangements with other operators.

Local Loop Unbundling

      In November 1999, an OFTEL policy statement mandated the unbundling of BT’s local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000, conditions in BT’s license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. OFTEL published the wholesale prices for BT’s unbundled local loops on December 2000 and prices for shared access were published in 2001 although discussions continue as to the appropriate wholesale charges. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high speed information services.

      Local loop unbundling could allow NTL to increase its broadband off-net subscriber base, although NTL is not currently pursuing this initiative. Local loop unbundling could also increase competition for NTL as it will also allow other providers of broadband Internet access services to provide services to current or potential customers of NTL. A number of companies, such as Freeserve, have started to market broadband services using BT’s local loop.

      In February 2002, BT announced reductions in its wholesale charges to ISPs (including its own tied ISP) for wholesale ADSL services. These reductions will lead to commensurate reductions in retail rates.

Interconnection

      NTL Group Ltd. and National Transcommunications Limited have Annex II status giving them rights of interconnection at wholesale rates to other operators with similar status.

Open Access to Cable Infrastructure

      In April 2001, OFTEL issued a statement on regulated access to cable infrastructure (“open access”). The conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

BSkyB

      In December 2000, the Office of Fair Trading (OFT) announced that it was commencing an investigation under the UK Competition Act into BSkyB’s activities, in particular the wholesale prices offered to rival distributors of pay television services. This investigation is ongoing. In December 2001, the OFT announced its preliminary finding that BSkyB had been abusing its market power through its pricing practices. The OFT also said that it was aiming to complete the investigation into BSkyB’s pricing by summer 2002.

      In addition, in February 2002, the OFT announced that it had decided not to give a decision on whether an agreement entered into by us with BSkyB for the carriage of programming at discounted rates, notice of which was given to the OFT in October 2000, was anti-competitive. As a result, we have not been able to proceed under this agreement and will not be able to do so until the OFT renders a favorable decision. The terms of this agreement provided that the agreement would not come into effect unless OFT approval was granted within six months of the agreement. Although extended for a period, this deadline has now passed. Therefore, even if the OFT approval is granted, we will not be obligated to perform this agreement and as a result, we may negotiate a different agreement with BSkyB or may elect not to enter into any agreement with BSkyB.

      The OFT’s investigation into BSkyB’s behavior continues.

Competition Act 1998

      The Competition Act, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements and introduced third party rights, stronger investigative powers, interim measures and effective enforcement powers (including fines of up to 10% of UK turnover). The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

      In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions which are inconsistent with EC law.

      The Competition Act, as well as OFTEL’s regulations, limit the types of agreements and arrangements the Company can enter into. For example, the Company may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by the Company.

Mobile Phone Termination Charges

      On December 12, 2001, OFTEL announced that it had referred to the Competition Commission its proposal to impose a cap on the amount mobile phone operators can charge for receiving calls on their networks. OFTEL’s conclusion was that mobile termination rates were substantially in excess of cost and that there was little incentive for operators to reduce the charges. Accordingly, OFTEL has proposed a charge cap on future termination rates of RPI (12)% over four years.

      The Competition Commission investigation is expected to conclude in December 2002.

Broadcast Services

      A portion of our total revenue is attributable to the provision of television and radio transmission and distribution services. In the UK, the provision of such services is governed by the Telecommunications Act 1984 and the Wireless Telegraphy Act 1949.

Telecommunications Act and Broadcasting Act Licenses

      NTL’s licenses contain conditions and provisions which, among other things:

•	require us to publish our charges and terms and conditions of business and not to show undue preference to or exercise undue discrimination against particular persons in the provision of certain telecommunications services;

•	impose on us an obligation to share our transmission sites with other transmission operators;

•	restrict the prices which we are allowed to charge for the provision of some services;

•	prohibit us from cross-subsidizing the unregulated side of our business; and

•	impose a requirement for separate accounts to be produced in relation to both the regulated and unregulated parts of our business. However, we are not obliged to do anything “not reasonably practicable.”

Price Cap Review

      Our regulated business may be divided into two categories: Price Regulated Business and Applicable Rate Business. Price Regulated Business comprises those telecommunication services which we are obliged to provide pursuant to our Transmission License and in respect of which price controls are imposed. Our Applicable Rate Business comprises those telecommunications services which we are obliged to provide but which do not fall within the definition of Price Regulated Business. Charges for Applicable Rate Business are agreed between us and the relevant customer. If despite all reasonable efforts an agreement cannot be reached between us and a significant proportion of our customers in respect of any particular telecommunications service, the charge will be determined by the Director General.

      In respect of any services provided by us which are not Price Regulated Business or Applicable Rate Business, our prices are wholly unregulated, except for the overriding duty not to engage in any pricing policy which constitutes undue preference or undue discrimination against any person or class of persons in respect of telecommunications services. Our unregulated income would include, for example, charges for site rentals to PCN operators.

      Our Price Regulated Business consists of the television transmission service provided to the ITV (Channel 3) companies and Channel 4/S4C including the operation and maintenance of transmission equipment and the provision to third party transmission operators of the accommodation, masts and antennae necessary for the operation of broadcast transmission services.

      On December 24, 1996, the Director General of Telecommunications issued the formal modification to our Telecommunications Act Licenses to effect the price controls which are to apply to us for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new “P0” (allowable revenues for the first year of the next control period, 1997, in respect of our Maximum Price Regulated Business) and (2) to establish a new “X” (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General’s review concluded that, on assumptions at the time (1996), the new P0 was (UK Pound) 53.4 million and the new X was 4.0%.

      In April 2002, OFTEL agreed with NTL Communications an extension of the existing price control until July 31, 2003. A review is expected to take place in early 2003 to examine whether any additional price control beyond that point is justified.

European Union Legislation

      Our business is further regulated by the EU under various European Commission Directives. In February 2002, the European Union Commission adopted a package of legislative measures which set out a new framework for electronic communication and ensures that the legislation is more technology neutral. The proposed new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

Communications Bill

      A White Paper issued in December 2000 — A New Future for Communications — proposed the creation of a new body ‘OFCOM’ to regulate the communications industry. This will merge the functions of, among others, OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

Research and Development

      Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Copyrights and Licenses

      We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We are substantially dependent on the licenses and franchises granted by the legislative agencies which regulate our respective businesses. The loss of any one or more of our licenses or franchises could have a material adverse effect on our business and financial condition.

Customers

      No material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us. In our broadcast services business, 28.8% of revenues from the broadcast services business was derived from contracts with the ITV companies, Channel 4/S4C and Channel 5 in the UK in 2001.

Employees

      At December 31, 2001, we had approximately 17,300 employees, approximately 15,000 of whom are permanent and approximately 2,300 of whom are temporary or contract employees. We believe that our relationship with our employees is good.

Item 2.	Properties

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

      We maintain offices under lease for our corporate staff in New York City. We believe that our facilities are presently adequate for their current use.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters that were submitted to a vote of NTL Communications stockholders during the quarter ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

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

Item 6.	Selected Financial Data

      The following table sets forth certain financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(1)	(2)	(3)	(4)

	(In millions)
Income statement data:
Operating revenues	$3,189.6	$2,484.2	$1,537.1	$747.0	$491.8
(Loss) before extraordinary item	(11,837.0)	(2,388.1)	(713.5)	(503.9)	(328.6)
Net (loss)	(11,837.0)	(2,388.1)	(716.5)	(534.6)	(333.1)

	As of December 31, 2000

	2001	2000	1999	1998	1997

	(1)	(2)	(3)	(4)

	(In millions)
Balance sheet data:
Working capital (deficiency)	$(15,073.6)	$(946.3)	$423.9	$600.5	$(52.3)
Fixed assets, net	10,840.3	10,916.8	5,348.4	3,854.4	1,757.0
Total assets	13,026.1	23,146.5	9,733.0	6,194.1	2,421.6
Long-term debt	—	11,843.4	7,598.0	5,043.8	2,015.1
Redeemable preferred stock	—	—	—	124.1	108.5
Shareholder’s equity (deficiency)	(3,179.0)	9,012.2	1,066.0	355.2	(61.7)

(1)	As of December 31, 2001, all of the Company’s debt has been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate payment. In the fourth quarter of 2001, the Company recorded asset impairments totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 the Company recorded restructuring costs of $202.8 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

(2)	In May 2000, NTL Incorporated purchased ConsumerCo for an aggregate purchase price of $13,111.0 million, including intangibles of $8,879.0 million. ConsumerCo was subsequently acquired by the Company from NTL Incorporated. The net assets and results of operations of ConsumerCo are included in the consolidated financial statements from May 2000, the date of the acquisition.

(3)	In March 1999, the Company purchased Diamond Cable Communications plc (“Diamond”) for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In July 1999, the Company acquired Cablelink Limited (“Cablelink”) for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. In September 1999, NTL Delaware acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $175.0 million, including intangibles of $176.9 million. Workplace Technologies was subsequently acquired by the Company from NTL Delaware. The net assets and results of operations of Diamond, Cablelink and Workplace Technologies are included in the consolidated financial statements from March 1999, July 1999 and September 1999, their respective dates of acquisition.

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

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

      The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities and convertible debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, mean the Company does not currently have access to its historic sources of capital.

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

      As of December 31, 2001, $14,203.0 million of the Company’s $14,205.9 million of long-term debt had been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate payment.

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

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., the Company and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL common stock, or to receive such cash in the recapitalization. Notes of Diamond Holdings Limited and NTL Triangle would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

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

      The Company’s ability to meet its funding requirements upon consummation of the reorganization plan is dependent upon a number of factors, including the revenue generated by its operating subsidiaries, its existing cash balances, and its ability to draw upon an exit facility or any alternative financing. There can be no assurance that these sources of financing will be or will remain available. The Company will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish the Company’s ability to sustain operations, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness it has incurred, may incur or that may then, as a result, become due. The Company can provide no assurance that it will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable to the Company.

      The Company currently expects that it will require approximately $620 million to fund its working capital and capital expenditures, net of cash from operations, in the twelve month period ending December 31, 2002 to fund the expenditures mentioned above.

      The Company believes that cash, cash equivalents and marketable securities on hand at March 31, 2002 and the cash expected to be available from the DIP Facility and the exit facility, if the recapitalization is completed, will be sufficient for its and its subsidiaries cash requirements for the twelve months ending December 31, 2002.

      Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the Company’s current financial condition, there can be no assurance that these sources of funds will be available to us.

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

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by the Company but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

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

      Cablecom GmbH is the principal trading company of NTL’s Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. These technical defaults consisted of the following, as of December 31, 2001:

1. The requirement that members of the Cablecom group generating at least 95% of the group’s EBITDA should guarantee the repayment of the loan outstanding under the credit agreement had not been satisfied.

2. Three companies within the Cablecom group had merged in contravention of restrictions in the credit agreement.

3. Loans had been made by members of the Cablecom group to other group members and to a 10% affiliate in contravention of restrictions in the credit agreement. A related obligation to deliver quarterly certificates specifying the maximum levels of intra-group loans had not been complied with.

4. The requirement to ensure that the total interest cost in respect of at least 40% of the loan was capped at interest rates agreed with the facility agent had not been complied with.

5. A mortgage securing a loan of CHF 600,000 from United Bank of Switzerland was refinanced and the benefit of the existing mortgage was assigned to the refinancing lender. That assignment meant the mortgage was no longer permitted under the credit agreement.

6. Four per cent of the shares in FGS Hägendorf SA were acquired by Cablecom, making the company a wholly owned member of the Cablecom group. That acquisition was not permitted under the credit agreement.

7. One of the security documents in favor of the banks required specified details of receivables to be provided to the facility agent and all such receivables to be paid into bank accounts assigned by way of security to the banks. It also required a bank account to be set up for the purpose of receiving certain cash payments which may have to be applied in prepayment of the facility. That bank account also had to be assigned by way of security to the banks. These obligations had not been complied with.

8. The following obligations imposed by the share pledges executed by various Cablecom group members in favour of the banks had not been satisfied:

(i) the delivery of share certificates and other documents evidencing title in respect of certain of the pledged shares; (ii) the remedy of defects in certain of the pledged shares; and (iii) the transfer of certain nominee shares in Cablecom group companies to the Cablecom company which beneficially owns such shares and the delivery to the facility agent of copies of shareholders registers in the group companies updated to show the transfers.

9. One hundred and eighty shares in a company called Telebarn AG had been assigned by way of security by Cablecom to the banks notwithstanding the terms of a trust agreement under which Cablecom held those shares. That constituted a misrepresentation under the finance documents.

      In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”.

      In order to try and resolve the problems caused by the overindebtedness of its subsidiaries Cablecom GmbH had guaranteed the liabilities of some of those subsidiaries and had agreed that intra-group debt owed to it by some of those subsidiaries should be subordinated to the debt owed by such subsidiaries to all of their other creditors. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 would mean that those entities would not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the overindebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the overindebtedness issue within the time period required or obtain the requested waivers.

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

NTLCL:

(17) Working Capital Facility, originally for £1,300.0 million ($1,890.6 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,283.4 million), of which £100.0 million ($145.4 million) was outstanding as of December 31, 2001. Interest payable at least every six months at LIBOR plus a margin rate of 5.50% per annum, which is subject to adjustment; effective interest rate of 9.57% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; in January and February 2002 the remaining amounts available under this agreement were borrowed, the entire amount outstanding under the credit facility is currently in default;

(18) Senior Credit Facility, of which £2,784.8 million ($4,050.0 million) was outstanding as of December 31, 2001; originally for £2,500.0 million ($3,635.8 million), dated 30 May 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.73% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated 26 September 2001 which, inter alia, amended such Senior Credit Facility to make available a £200.0 million ($290.9 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 8.06 % at December 31, 2001, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by £84.8 million ($123.3 million), the entire amount outstanding under the credit facility is currently in default;

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

      Set forth below is a description of defaults, as well as whether such defaults have led to an event of default or acceleration of indebtedness, with respect to our bank facilities and our outstanding notes, each as of April 16, 2002, the date of the original filing of NTL Incorporated’s Report on Form 10-K for the year ended December 31, 2001.

Credit Facilities

	Amount Available/		Event of Default/
	Amount Outstanding	Defaults	Acceleration
	(as of December 31, 2001)	(as of April 16, 2002)	(as of April 16, 2002)

NTLCL
1. Working Capital Facility	$145.4 million outstanding (additional $461.8 million borrowed in January and February 2002)	Default (negotiation with bondholders with a view to rescheduling) but for waivers	Event of default but for waivers
2. Senior Credit Facility	$4,050.0 million outstanding	Default (negotiation with bondholders with a view to rescheduling) but for Waivers	Event of default but for waivers

Outstanding Notes

	Amount Outstanding		Event of Default/
	(as of December 31,	Default	Acceleration
	2001)	(as of April 16, 2002)	(as of April 16, 2002)

NTL Communications
1. 12 3/4% Senior Deferred Coupon Notes due 2005	$277.8 million	Payment default of $17.7 million of interest due April 15, 2002	None
2. 11 1/2% Senior Deferred Coupon Notes due 2006	$1,050.0 million	None	None
3. 10% Senior Notes due 2007	$400.0 million	None	None
4. 9 1/2% Senior Sterling Notes due 2008	$181.4 million	Payment default of $8.6 million of interest due April 1, 2002	None
5. 10 3/4% Senior Deferred Coupon Sterling Notes due 2008	$382.3 million	None	None
6. 9 3/4% Senior Deferred Coupon Notes due 2008	$1,153.8 million	None	None
7. 9 3/4% Senior Deferred Coupon Sterling Notes due 2009	$385.9 million	None	None
8. 11 1/2% Senior Notes due 2008	$625.0 million	Payment default of $35.9 million of interest due April 1, 2002	None
9. 12 3/8% Senior Deferred Coupon Notes due 2008	$364.9 million	None	None
10. 7% Convertible Subordinated Notes due 2008	$489.8 million	None	None
11. 9 1/4% Senior Euro Notes due 2006	$222.5 million	None	None
12. 9 7/8% Senior Euro Notes due 2009	$311.5 million	None	None
13. 11 1/2% Senior Deferred Coupon Euro Notes due 2009	$135.6 million	None	None
14. 11 7/8% Senior Notes due 2010	$490.7 million	Payment default of $29.7 million of interest due April 1, 2002	None
15. 12 3/8% Senior Euro Notes due 2008	$267.8 million	None	None
16. 6 3/4% Convertible Senior Notes due 2008	$1,150.0 million	None	None

	Amount Outstanding		Event of Default/
	(as of December 31,	Default	Acceleration
	2001)	(as of April 16, 2002)	(as of April 16, 2002)

NTL Triangle
17. 11.2% Senior Discount Debentures due November 15, 2007	$517.3 million	None	None
Diamond
18. 13 1/4% Senior Discount Notes due 2004.	$285.1 million	None	None
19. 11 3/4% Senior Discount Notes due 2005.	$531.0 million	None	None
20. 3/4% Senior Discount Notes due 2007.	$415.1 million	None	None
21. 10% Senior Sterling Notes due 2008, issued by Diamond Holdings plc	$196.3 million	None	None
22. 9 1/8% Senior Notes due 2008, issued by Diamond Holdings plc	$110.0 million	None	None

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

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

	(In millions)
Long-Term Debt	$14,650.9	$2.9	$420.7	$5,888.3	$8,339.0
Capital Lease Obligations	192.7	9.3	15.5	12.7	155.2
Operating Leases	626.1	50.7	95.2	89.4	390.8
Unconditional Purchase Obligations	1,367.0	306.0	216.0	195.0	650.0
Other Long-Term Obligations	none
Total Contractual Cash Obligations	$16,836.7	$368.9	$747.4	$6,185.4	$9,535.0

      The following table includes aggregate information about the Company’s commercial commitments as of December 31, 2001. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1-3	4-5	Over 5
Commitments	Committed	1 Year	Years	Years	Years

(In millions)
Guarantees	$31.0	$3.2	$1.4	$11.9	$14.5
Lines of Credit	none
Standby Letters of Credit	none
Standby Repurchase Obligations	none
Other Commercial Commitments	none
Total Commercial Commitments	$31.0	$3.2	$1.4	$11.9	$14.5

Consolidated Statements of Cash Flows

      Cash used in operating activities was $558.7 million and $170.3 million in the years ended December 31, 2001 and 2000, respectively. Cash provided by operating activities was $73.7 million in the year ended December 31, 1999. Cash paid for interest, exclusive of amounts capitalized in the years ended December 31, 2001, 2000 and 1999 was $776.6 million, $363.9 million and $180.3 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

      Cash used in investing activities was $1,858.0 million, $9,505.4 million and $909.4 million in the years ended December 31, 2001, 2000 and 1999, respectively. In each of these years, cash used in investing activities was primarily used for purchases of fixed assets and acquisitions, net of cash acquired.

      Cash used for acquisitions, net of cash acquired of $7,514.9 million and proceeds from borrowings, net of financing costs of $5,009.8 million in 2000 were primarily for the acquisition of ConsumerCo including the credit agreements entered into with a group of banks.

      Purchases of fixed assets were $1,653.0 million, $1,961.8 million and $1,198.3 million in the years ended December 31, 2001, 2000 and 1999, respectively, as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

      Cash used in investing activities in 2001 also includes cash used for a loan to NTL Incorporated of $150.0 million. On September 28, 2001, the Company loaned NTL Incorporated $150.0 million in exchange for 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001.

      Cash provided by financing activities was $2,252.1 million, $9,050.6 million and $1,180.5 million in the years ended December 31, 2001, 2000 and 1999, respectively. In each of these years, cash provided by financing activities includes proceeds from borrowings, net of financing costs, and net of principal payments.

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

      Principal payments of $421.5 million in 2001 include optional repayments of $395.8 million under the NTLCL credit agreements and repayments of an aggregate of $25.7 million of other debt.

      Proceeds from borrowings, net of financing costs, of $5,009.8 million in 2000 were primarily for the acquisition of ConsumerCo including the credit agreements entered into with a group of banks. Included in proceeds from borrowings, net of financing costs, is $1,494.9 million of borrowings that was not related to the ConsumerCo acquisition.

      Principal payments of $1,263.9 million in 2000 include optional repayments of $1,168.2 million of amounts borrowed under credit agreements.

      Proceeds from borrowings, net of financing costs, of $1,846.0 in 1999 was from the issuance of various notes, including $808.6 million in notes issued in connection with the acquisition of Cablelink.

      Principal payments of $758.2 million in 1999 were primarily from the repayment of $716.5 million of notes issued in connection with the acquisition of Cablelink from the proceeds of the notes issued in 1999.

      Cash provided by financing activities also includes the following. Contributions from the Company’s parent, NTL (Delaware), Inc., were $40.8 million, $5,227.2 million and $167.6 million in the years ended December 31, 2001, 2000 and 1999, respectively. The contributions of $5,227.2 million in 2000 include cash used to acquire ConsumerCo.

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

•	The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the potential inability of its customers or the other parties to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers or the other parties were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	The Company’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgements and estimates are the amount to be paid to terminate certain agreements included in restructuring charges and the amounts to be paid to settle certain other liabilities. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

•	The Company reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. The Company obtained a valuation to assist with the determination of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgements and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

•	In 2001, restructuring charges were recorded as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for restructuring.

•	The valuation of the Company’s pension plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, projected benefit obligations and funding requirements. These assumptions include, among others, discount rates, investment returns and projected salary increases. Changes in assumptions and future investment returns could potentially have a material impact on the Company’s pension expense and funding requirements.

Results of Operations

      NTL provides a broad range of communications services, including (i) ntl: home, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access, and interactive services; (ii) ntl: business, delivering broadband services to business markets, comprising business telecommunications, national and international carrier telecommunications, narrowband and broadband Internet services, and radio communications services; and (iii) ntl: broadcast, delivering digital and analog television and radio broadcast transmission services, wireless network design, buildout and management, tower site rental, and satellite and media services.

      As expected, the Company’s growth in 2002 has been curtailed by funding constraints. Although the Company’s current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, the Company’s cash constraints present many challenges to the successful execution of the plan. The Company is conserving cash through a reduction in capital expenditures including expenditures to connect new customers to the Company’s network. In order to maintain revenues and cash from operations while reducing the number of new customers, the Company must reduce and limit customer churn. The Company intends to improve its customer service and increase its service offering to customers in an effort to curtail and reduce churn. The Company is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools used to provide customer service.

      The plan to reduce churn and to increase average revenue per unit (referred to as ARPU) includes an increase in broadband services to our existing customers. The Company believes that its triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base, which will result in higher ARPU as revenues per existing customer increase. Beginning in 2001, the Company became focused on adding customers that subscribe to multiple services and/or to its digital television. By being observant of this strategy the Company was able to add to ARPU. In 2001, the Company’s consumer telecommunications and television revenue increased primarily as a result of price increases on both our analog and digital cable television products.

      The Company faces various challenges in meeting its goals of expanding its broadband services to residential customers. Broadband Internet usage by residential customers is a relatively new and undeveloped market. The Company will need to continue to upgrade its digital television network despite its current liquidity situation, while continuing to contend with its competition. As the Company pushes to increase its digital television customer base through the successful migration of its current analog customers, it needs to continue to improve its customer service, which is expected with the completion of its integrated billing systems.

      The Company estimates that the integration of its billing system and customer data will be substantially complete by the end of the second quarter of 2003. The total project cost is estimated to be approximately £45 million.

      There is significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If the Company is unable to charge the prices for these services that are anticipated in its business plan in response to competition or if the Company’s competition is able to attract the Company’s customers, the Company’s results of operations will be adversely affected. However, despite many new entrants into the telecommunications industry during the last five to ten years generating significant over-capacity, the Company believes that the current global downturn in the telecommunications industry may result in an increase in the available customer base, as some of these competitors will be forced to cease operations.

      The Company’s broadband customer base has grown to approximately 276,400 subscribers at June 30, 2002 from approximately 118,200 at December 31, 2001. The Company anticipates that its broadband customer base will continue to grow in 2002.

      Media speculation regarding the Company’s financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of the Company’s business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect the Company’s reputation. One of the key strategies in the Company’s business plan is to increase its penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding the Company’s financial condition and the effect of that publicity on its brand name, the Company may find it difficult to convince SMEs to become its customers. The Company believes its recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first half of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if the Company successfully completes the recapitalization process, there is no assurance that the negative publicity will not adversely impact the Company’s results of operations or have a long-term negative effect on the Company’s brand.

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

      Consolidated revenues increased by 28.4% to $3,189.6 million in 2001, as compared to $2,484.2 million in 2000. Revenue growth was achieved through acquisitions and by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions.

      In 2001 and 2000, the United Kingdom accounted for 98.0% and 97.5%, respectively, of total consolidated revenues. Ireland accounted for the remainder of the consolidated revenues, or 2.0% and 2.5% in 2001 and 2000, respectively.

      Consumer telecommunications and television revenues were 64.9% and 61.1% of total consolidated revenues in 2001 and 2000, respectively. Business telecommunications revenues were 26.2% and 28.3% of total consolidated revenues in 2001 and 2000, respectively. Broadcast transmission and other revenues were 8.9% and 10.6% of total consolidated revenues in 2001 and 2000, respectively.

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

      Asset impairments in 2001 of $8,160.6 million are related to intangible assets. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. In 2001, the Company performed a review of the recoverability of its long-lived assets and associated goodwill. This review was initiated because of the decline in NTL Incorporated’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s review, the book value of NTL Incorporated’s net assets significantly exceeded its market capitalization. Accordingly, the fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,160.6 million is included in asset impairments and $1.0 million is included in share of losses from equity investments. The asset impairment charge of $8,160.6 million included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million. The aggregate asset impairment charge of $8,161.6 million related to the Company’s business segments as follows: $6,048.1 million Consumer, $2,113.0 million Business and $0.5 million Broadcast.

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

      Consolidated net loss increased to $11,837.0 million in 2001 from $2,388.1 million in 2000. The increase in net loss was primarily a result of the asset impairment charge in 2001 of $8,160.6 million relating to the Company’s intangible assets.

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

      Consolidated revenues increased by 61.6% to $2,484.2 million in 2000, as compared to $1,537.1 million in 1999. Revenue growth was achieved through acquisitions and by increasing our consumer customer base and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions.

      In 2000 and 1999, the United Kingdom accounted for 97.5% and 98.0%, respectively, of total consolidated revenues. Ireland accounted for the remainder of the consolidated revenues, or 2.5% and 2.0% in 2000 and 1999, respectively.

      Consumer telecommunications and television revenues were 61.1% and 53.9% of total consolidated revenues in 2000 and 1999, respectively. Business telecommunications revenues were 28.3% and 29.4% of total consolidated revenues in 2000 and 1999, respectively. Broadcast transmission and other revenues were 10.6% and 16.7% of total consolidated revenues in 2000 and 1999, respectively.

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

      Other charges of $92.7 million in 2000 include restructuring costs of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The Company’s restructuring provision includes employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of December 31, 2000, approximately 360 of the employes had been terminated. None of the provision had been utilized through December 31, 2000. Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts.

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

      Consolidated net loss increased to $2,388.1 million in 2000 from $716.5 million in 1999 as a result of the factors discussed above.

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

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company has entered into derivative financial instruments to hedge exposure to movements in the British pound/ U.S. dollar exchange rate. The counterparties are major financial institutions.

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

	Year Ending	Year Ending	Year Ending	Year Ending	Year Ending			Fair Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	Thereafter	Total	12/31/01

Long-term Debt Including Current Portion
U.S. Dollar
Fixed Rate	—	—	$285.1	$808.8	$1,050.0	$5,962.6	$8,106.5	$2,510.7
Average Interest Rate			13.25%	12.09%	11.50%	9.71%
U.K. Pound
Fixed Rate	—	—	—	—	—	£890.0	£890.0	£311.2
Average Interest Rate						10.09%
Average Forward Exchange Rate						1,4372
Euro
Fixed Rate	—	—	—	—	€250.0	€860.0	€1,110.0	€353.5
Average Interest Rate					9.25%	11.14%
Average Forward Exchange Rate					.8948	.9090
U.K. Pound
Variable Rate	—	—	£90.0	£2,494.8	£100.0	—	£2,684.8	£2,684.5
Average Interest Rate			LIBOR plus 2.0%	LIBOR plus 2.0%	LIBOR plus 5.5%
Average Forward Exchange Rate			1.4131	1.4150	1.4185
U.K. Pound
Variable Rate					£20.0	£180.0	£200.0	£200.0
Average Interest Rate					LIBOR plus 3.5%	LIBOR plus 3.5%
Average Forward Exchange Rate					1.4185	1.4301
Interest Rate Derivative Financial Instruments Related to Long-Term Debt
Receipt of U.K. Pounds
Notional Euro Amount	€76.3	—	—	—	—	—	€76.3	€(4.0)
Average Contract Rate	.6457

Related Forward Contracts to Sell Foreign Currencies for US$

U.K. Pound

	Year Ending	Fair Value
	12/31/02*	12/31/01

Notional amount	Up to $47.5	$(0.3)
Average contract rate	1.45

*	The last contract ends on May 30, 2002.

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

      Our ability to reduce churn could also be adversely affected by the successful launch of digital terrestrial television by BSkyB and the BBC, who have successfully applied for licenses to furnish such a service.

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

Item 8.	Financial Statements and Supplementary Data

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

	2001(1)

	Three Months Ended

	March 31	June 30	September 30	December 31

		(In millions)
Revenues	$770.5	$776.9	$816.0	$826.2
Operating (loss)	(530.9)	(541.5)	(494.3)	(8,834.9)
Net (loss)	(835.8)	(798.9)	(809.2)	(9,393.1)

	2000(2)

	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	$470.9	$553.6	$717.7	$742.0
Operating (loss)	(173.2)	(269.0)	(453.4)	(629.6)
Net (loss)	(336.7)	(526.1)	(658.2)	(867.1)

(1)	In the fourth quarter of 2001, the Company recorded asset impairments totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 the Company recorded restructuring costs of $202.8 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

(2)	In May 2000, NTL Incorporated purchased ConsumerCo for an aggregate purchase price of $13,111.0 million, including intangibles of $8,879.0 million. ConsumerCo was subsequently acquired by the Company from NTL Incorporated. The net assets and results of operations of ConsumerCo are included in the consolidated financial statements from May 2000, the date of acquisition.

Item 9.	Changes in and Disagreements with Accountants on accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Officers of the Registrant

      The following table provides information about the Company’s directors and executive officers.

Name	Age	Title

George S. Blumenthal	58	Chairman of the Board
Barclay Knapp	45	President and Chief Executive Officer
Eric Bouvier	48	Director
Robert T. Goad	47	Director
Bernard Izerable	45	Director
Sidney R. Knafel	71	Director
Ted H. McCourtney	63	Director
Alan J. Patricof	67	Director
Warren Potash	70	Director
Jean-Louis Vinciguerra	58	Director
Michael S. Willner	50	Director
Richard J. Lubasch	55	Executive Vice President, General Counsel and Secretary
John F. Gregg	37	Chief Financial Officer and Senior Vice President
Stephen A. Carter	38	Senior Vice President and Chief Operating Officer for UK and Ireland Operations
Gregg N. Gorelick	43	Vice President — Controller
Bret Richter	32	Vice President — Corporate Finance and Development
Steven L. Wagner	50	Managing Director — Consumer Services for NTL Europe

      George S. Blumenthal has been Chairman, Treasurer and a director of the Company since its formation. Mr. Blumenthal was also Chief Executive Officer of the Company until October 1996. Mr. Blumenthal was President of Blumenthal Securities, Inc. (and its predecessors), a member firm of the New York Stock Exchange, from 1967 until 1992. Mr. Blumenthal was Chairman, Treasurer and a director of Cellular Communications, Inc. (“CCI”), which positions he held since CCI’s founding in 1981 until its merger in August 1996 into a subsidiary of AirTouch Communications, Inc. (the “CCI Merger”). Mr. Blumenthal was also Chairman, Treasurer and a director of Cellular Communications of Puerto Rico, Inc. until the Company’s sale in August 1999. Mr. Blumenthal is also Chairman Emeritus and a director of CoreComm Limited (“CoreComm”) and is a director of Sotheby’s Holdings, Inc.

      Barclay Knapp is President, Chief Executive Officer and a director of the Company and has held these positions since its formation with the exception that Mr. Knapp was Chief Operating Officer until October 1996 when he was appointed Chief Executive Officer. In addition, Mr. Knapp was Executive Vice President and Chief Operating Officer of Cellular Communications International, Inc. (“CCII”) until June 1998. Mr. Knapp was also President, Chief Executive Officer and a director of Cellular Communications of Puerto Rico, Inc. (“CCPR”) until its sale in August 1999, with the exception that Mr. Knapp was Chief Operating Officer until March 1998 when he was appointed Chief Executive Officer, and is also Chairman and a director of CoreComm. Mr. Knapp is also a director of Bredbandsbolaget, a Swedish company in which NTL holds a 34% interest and is also a director of Cablecom, a Swiss company in which NTL holds 100% interest.

      Eric Bouvier has been a director of the Company since January 2002. Mr. Bouvier is the Senior Vice President, Head of Mergers and Acquisitions of France Telecom. Mr. Bouvier joined France Telecom in 1999, to head the Mergers and Acquisitions group, under the authority of the Executive Senior Vice President and

Chief Financial Officer. Prior to working at France Telecom Mr. Bouvier was employed at Banque Indosuez. Mr. Bouvier occupied successively different positions at Banque Indosuez, culminating at the position of Partner of Financiere Indosuez, the investment and M&A advisory services subsidiary of Banque Indosuez. Mr. Bouvier is also member of the Supervisory Board of Mobilcom in Germany, and of TPSA in Poland.

      Robert T. Goad has been a director of the Company since March 1999. Mr. Goad was a director and the Chief Executive Officer of Diamond Cable Communications Plc from May 1994 to March 8, 1999, and served as Chief Financial Officer from May 1994 until July 1995. Mr. Goad is a founder of and principal in ECE Management International, LLC and has been President of Columbia Management, Inc. since 1984. Mr. Goad is also a director of B/ G Communications, LLC, B/ G Enterprises, LLC, B/ G Properties, LLC, Diveo Broadband Networks, Inc. and Grupo Clarin, S.A.

      Bernard Izerable has been a director of the Company since May 2000. Mr. Izerable has been International Executive Vice President of France Telecom since January 2000. From March 1996 until December 1999 Mr. Izerable was Senior Vice President for Europe within France Telecom’s International Development Division. Prior to March 1996, Mr. Izerable served in various positions at France Telecom since 1982, other than from 1989 to 1991 when Mr. Izerable worked in the Strategic Planning and Market Analysis Division of Nynex (USA) as part of a two year exchange program between the two companies.

      Sidney R. Knafel, a director of the Company since its formation, has been Managing Partner of SRK Management Company, a private investment company, since 1981. In addition, Mr. Knafel is Chairman of Insight Communications, Inc. and BioReliance Corporation. Mr. Knafel is also a director of General American Investors Company, Inc., IGENE Biotechnology, Inc. and some privately owned companies.

      Ted H. McCourtney, a director of the Company since its formation, retired on June 30, 2000 as a General Partner of Venrock Associates, a venture capital investment partnership, a position he held since 1970. Mr. McCourtney also serves as a director of CareMark RX, Inc., and Visual Networks, Inc.

      Alan J. Patricof has been a director of the Company since its formation. Mr. Patricof is Chairman of APAX Partners, formerly known as Patricof & Co. Ventures, Inc., a venture capital firm he founded in 1969. Mr. Patricof serves as a director of CoreComm and Boston Properties, Inc., which are publicly held, and Johnny Rockets Group, Inc., which is a privately held company.

      Warren Potash has been a director of the Company since its formation. Mr. Potash retired in 1991 as President and Chief Executive Officer of the Radio Advertising Bureau, a trade association, a position he held since February 1989. Prior to that time and beginning in 1986, he was President of New Age Communications, Inc., a communications consultancy firm. Until his retirement in 1986, Mr. Potash was a Vice President of Capital Cities/ ABC Broadcasting, Inc., a position he held since 1970. Mr. Potash is also a director of CoreComm.

      Jean-Louis Vinciguerra has been a director of the Company since August 1999. Mr. Vinciguerra was an executive officer of BZW from 1995 until 1996 and served as the representative to Asia for Credit Agricole Indosuez from 1997 until 1998. He has been Senior Executive Vice President and Chief Financial Officer of France Telecom since 1998.

      Michael S. Willner, a director of the Company since October 1993, is President, CEO, and a Director of Insight Communications, Inc., the eighth largest cable company in the U.S. He also is a director of C-SPAN and CableLabs, and is the Chairman and member of the executive committee of the board of directors of the National Cable Television Association.

      Richard J. Lubasch is the Company’s Executive Vice President — General Counsel and Secretary, and has been the Company’s Senior Vice President — General Counsel and Secretary since its formation. Mr. Lubasch was also Senior Vice President — General Counsel and Secretary of CCPR prior to its sale in August 1999. Mr. Lubasch also held these titles, as well as Treasurer, at CCII prior to its sale in March 1999.

      John F. Gregg has been the Company’s Chief Financial Officer and Senior Vice President since June 1999. Prior to June 1999, Mr. Gregg was Vice President of Corporate Development since June of 1997. Mr. Gregg joined the Company in 1994 as Managing Director of Corporate Development. He is Vice

Chairman and a director of Virgin Net, a joint venture between the Company and Virgin Communications Group, a director of Bredbandsbolaget, a Swedish company in which NTL holds a 34% interest and a director of eKabel Hessen GmbH, a German company in which NTL holds a 32.5% interest. Mr. Gregg is also a director of Two Way TV, an interactive programming company. Prior to his employment by the Company, Mr. Gregg was employed by Golder, Thoma & Cressey, a venture capital firm.

      Stephen A. Carter is the Company’s Senior Vice President and Chief Operating Officer of its UK and Ireland operations. Before joining NTL in November 2000, Mr. Carter was with J. Walter Thompson, having been appointed Managing Director of J. Walter Thompson’s London Office in 1994, and, three years later took overall control as Chief Executive Officer of J. Walter Thompson’s UK and Ireland Group. Mr. Carter is also a non-Executive Director of Trucost Plc and a Trustee of Raleigh International, a registered UK charity.

      Gregg N. Gorelick has been the Company’s Vice President — Controller since its formation. From 1981 to 1986 he was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Gorelick is a certified public accountant and was Vice President — Controller of CCI from 1986 until the CCI Merger. He is also Senior Vice President — Controller and Treasurer of CoreComm, and was Vice President — Controller at CCII prior to its sale in March 1999 and at CCPR prior to its sale in August 1999.

      Bret Richter is the Company’s Vice President for Corporate Finance and Development. Mr. Richter is primarily responsible for the Company’s strategic initiatives, mergers and acquisitions, investor relations and capital raising activities. Prior to joining NTL in September 1994, Mr. Richter was a member of the media and telecommunications investment banking group at Salomon Brothers, where he specialized in mergers and acquisitions.

      Steven L. Wagner is the Managing Director of Consumer Services for NTL Europe. Mr. Wagner is responsible for managing the Company’s consumer businesses across the European continent. Prior to his current position Mr. Wagner was the Group Managing Director for Media and Marketing for NTL UK. Mr. Wagner joined the Company in 1994 with management responsibility for the Company’s consumer business. Mr. Wagner has spent over 15 years in consumer and business related activities. Prior to joining the Company, Mr. Wagner served most recently as Vice President, Eastern Region for the Walt Disney Company’s premium television network.

      Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

POLICY

      Members of the management of the Company occupy the same positions within the management of NTL Incorporated and NTL (Delaware) Inc. Such members of management receive an aggregate amount of compensation directly from the Company in respect of their management positions in the Company, NTL Incorporated and NTL (Delaware) Inc.

      The Compensation and Option Committee (the “Compensation Committee”) of the Board of Directors of NTL Incorporated has the responsibility for the design and implementation of NTL’s executive compensation program. The Compensation Committee is composed entirely of non-employee directors. The current members of the Compensation Committee are Sidney R. Knafel, Ted H. McCourtney and Jean-Louis Vinciguerra.

      NTL’s executive compensation program is designed to be linked to corporate performance. To this end, NTL has developed an overall compensation strategy and specific compensation plans that tie a very significant portion of an executive’s aggregate compensation to the appreciation in the stock price of NTL Incorporated. In addition, executive bonuses are linked to the achievement of operational goals and therefore relate to stockholder return. The overall objective of this strategy is to attract and retain executive talent, to motivate these executives to achieve the goals inherent in NTL’s business strategy and to link executive and stockholder interests through equity-based compensation, thereby seeking to enhance NTL’s profitability and stockholder value.

      Each year the Compensation Committee conducts a review of NTL’s executive compensation program to determine the appropriate level and forms of compensation. Such review permits an annual evaluation of the link between the Company’s performance and its executive compensation.

      In assessing compensation levels for the named executives, the Compensation Committee recognizes the fact that certain executives have participated in the development of the Company (and its predecessors) from its earliest stages. In determining the annual compensation for the Chief Executive Officer, the Compensation Committee uses the same criteria as it does for the other named executives.

BASE SALARY AND BONUS

      In furtherance of the Company’s incentive-oriented compensation goals set forth above, cash compensation (annual base salary and bonus) is generally set below levels paid by comparable sized telecommunications companies and is supplemented by equity-based option grants. With respect to fiscal year 2001, the aggregate annual base salary paid by NTL Incorporated for the named executive officers increased in the aggregate by approximately $117,000 from 2000 levels. The 2001 base salary for the Chief Executive Officer increased $33,427 to $277,260.

STOCK OPTIONS

      Under NTL’s stock option plan, stock options were granted to certain of the named executive officers of the Company, NTL Incorporated and NTL (Delaware) Inc. during 2001. Information with respect to such option grants to the named executive officers is set forth in the table entitled “Option Grants in Last Fiscal Year.”

      Stock options are designed to align the interests of executives with those of stockholders. The options generally are granted at an exercise price equal to the market price of the common stock on the date of grant and vest over a period of five years.

      Accordingly, the executives are provided additional incentive to create stockholder value over the long term since the full benefit of the options cannot be realized unless stock price appreciation occurs over a number of years. In determining individual option grants, the Compensation Committee takes into consideration the number of options previously granted to that individual, the amount of time and effort dedicated to NTL during the preceding year and expected commitment to NTL on a forward-looking basis. The Compensation Committee also strives to provide each option recipient with an appropriate incentive to increase stockholder value, taking into consideration their cash compensation levels.

      In 1996, 1997 and 1999, Mr. Knapp did not receive an option grant. In 1995, Mr. Knapp received an option to purchase 416,668 shares of common stock with an exercise price of $14.64. In 1998, Mr. Knapp received an option to purchase 1,484,375 shares of Common Stock with an exercise price of $23.36. In 2000, Mr. Knapp received an option to purchase 7,250,000 shares of common stock with an exercise price of $63.63. In 2001 Mr. Knapp received an option to purchase 5,000,000 shares of common stock with an exercise price of $10.00. Mr. Knapp now owns 459,967 shares of common stock and holds options to purchase an additional 16,185,250 shares.

COMPENSATION DEDUCTION CAP POLICY

      In 1996, NTL Incorporated’s stockholders approved an amendment to NTL Incorporated’s 1993 Employee Stock Option Plan (the “1993 Plan”) to, among other things, comply with the requirements regarding non-deductibility of compensation in excess of $1 million under sec.162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Any compensation realized from the exercise of such stock options granted pursuant to the 1993 Plan at fair market value as of the date of grant thus generally would be exempt from the deduction limitations under sec.162(m) of the Code. Compensation realized from the exercise of stock options not granted pursuant to a plan or granted pursuant to NTL Incorporated’s 1998 Non-Qualified Stock Option Plan would not be exempt from the deduction limitation under sec.162(m) of the Code. Other annual compensation, such as salary and bonus, is not expected to exceed $1 million per executive.

THE COMPENSATION AND
OPTION COMMITTEE

Sidney R. Knafel
Ted H. McCourtney
Jean-Louis Vinciguerra

GENERAL

      The following table discloses compensation received by the Company’s Chief Executive Officer and the four other most highly paid executive officers for the three years ended December 31, 2001.

Summary Compensation Table(1)

					Long-Term Compensation

					Awards
	Annual Compensation						Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)	Awards(s)($)	Options/SARs(#)	Payouts($)	Compensation($)(2)

Barclay Knapp	2001	277,260	561,138	—	—	5,000,000	—	7,000
President and Chief	2000	243,833	249,813	—	—	7,250,000	—	17,200
Executive Officer	1999	273,333	262,500	—	—	—	—	16,000
George S. Blumenthal	2001	277,260	561,138	—	—	5,000,000	—	7,000
Chairman and	2000	243,833	249,813	—	—	7,250,000	—	17,200
Treasurer	1999	273,333	262,500	—	—	—	—	16,000
Richard J. Lubasch	2001	233,692	384,875	—	—	—	—	7,000
Executive Vice	2000	205,517	178,438	—	—	500,000	—	17,200
President — General	1999	235,083	187,500	—	—	117,188	—	16,000
Counsel and Secretary
John F. Gregg	2001	240,220	591,250	—	—	—	—	7,000
Chief Financial	2000	214,960	228,125	—	—	1,000,000	—	17,200
Officer and Senior	1999	201,400	187,500	—	—	156,250	—	16,000
Vice President
Stephen A. Carter	2001	431,790	278,112	—	—	—	—	6,738
Senior Vice President and	2000	60,636	—	—	—	400,000	—	38,384
Chief Operating Officer	1999	—	—	—	—	—	—	—
UK and Ireland operations

(1)	All amounts reflect the aggregate amount of options granted in respect of such employee’s position at the Company, NTL Incorporated and NTL (Delaware) Inc., as the case may be.

(2)	All other compensation reflects the Company’s match of employee contributions to a 401(k) plan or in the case of Stephen Carter, contributions to Mr. Carter’s UK executive pension scheme.

OPTION GRANTS TABLE

      The following table provides information on stock option grants during 2001 to the named executive officers.

Option Grants in Last Fiscal Year(1)

Individual Grants

Potential Realizable
Value at Assumed Annual
	Number of	% of Total			Rate of Stock Price
	Securities	Options			Appreciation for Option
	Underlying	Granted to	Exercise or		Term(3)
	Options	Employees in	Base Price	Expiration
Name	Granted(#)	Fiscal Year	($/Share)	Date	5%($)	10%($)

Barclay Knapp	5,000,000 (2)	38.76%	10.00	11/06/11	0	14,071,800
George G. Blumenthal	5,000,000 (2)	38.76%	10.00	11/06/11	0	14,071,800
Richard J. Lubasch	—	—	—	—	—	—
John F. Gregg	—	—	—	—	—	—
Stephen A. Carter	—	—	—	—	—	—

(1)	Upon a change of control of NTL Incorporated, all unvested options become fully vested and exercisable.

(2)	The options were granted on November 7, 2001 at an exercise price which was more than twice as high as the closing price of the common stock of NTL Incorporated on The New York Stock Exchange on such date; 20% were exercisable upon issuance; an additional 20% became exercisable on January 1, 2002 and an additional 20% will become exercisable on each of January 1, 2003, 2004 and 2005.

(3)	The amounts shown in these columns are the potential realizable value of options granted at assumed rates of stock price appreciation (5% and 10%) specified by the SEC based on the closing price of NTL Incorporated’s common stock on the grant date which was $4.94, and have not been discounted to reflect the present value of such amounts. NTL Incorporated’s common stock closed at $0.20 on March 26, 2002, the last day our stock traded on the New York Stock Exchange before suspension. The assumed rates of stock price appreciation are not intended to forecast the future appreciation of the common stock.

OPTION EXERCISES AND YEAR-END VALUE TABLE

      The following table provides information on stock option exercises during 2001 by the named executive officers and the value at December 31, 2001 of unexercised in-the-money options held by each of the named executive officers.

Aggregated Option Exercises in Last Fiscal Year-End

and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at FY-End(#)		Options at FY-End($)*
	Shares Acquired		Exercisable(E)/		Exercisable(E)/
Name	on Exercise(#)	Value Realized($)	Unexercisable(U)		Unexercisable(U)

Barclay Knapp	91,020	747,411	4,769,625	(E)	0	(E)
			11,415,625	(U)
George S. Blumenthal	156,248	184,807	4,345,481	(E)	0	(E)
			11,415,625	(U)
Richard J. Lubasch	—	—	816,352	(E)	0	(E)
			498,438	(U)
John F. Gregg	—		752,084	(E)	0	(E)
			1,143,750	(U)
Stephen A. Carter	—		240,000	(E)	0	(E)
			160,000	(U)

*	Based on the closing price on the NYSE on December 31, 2001 of $0.94, there were no in-the-money options.

COMPENSATION OF DIRECTORS

      The Company’s non-employee directors are not compensated for attending Company general meetings and committee meetings. However, they are paid $500 by NTL for each NTL general meeting and committee meeting they attend which are typically concurrent with Company meetings. NTL also reimburses its non-employee directors for their out-of-pocket costs associated with attending.

EMPLOYMENT CONTRACTS

      None of our Chief Executive Officer or named executive officers are party to employment contracts with the Company or other NTL entity other than Stephen A. Carter. Mr. Carter and NTL Incorporated entered into an employment agreement on December 6, 2000 for an initial term of two years, which will be extended for successive 12 month terms unless notice is given by either NTL Incorporated or Mr. Carter at least 12 months prior to the end of the initial term or the extended term, as the case may be. The agreement entitles Mr. Carter to a base salary of £300,000 per year and variable compensation of between £150,000 and £300,000 per year, subject to increase at the discretion of NTL Incorporated’s compensation committee. The agreement also provided for an initial award of 400,000 stock options, exercisable at the market price on the date of the grant, under NTL Incorporated’s stock option plan and provides for additional grants of 50,000 share options, under NTL Incorporated’s then existing stock option plan, at the commencement of the second year of the initial term and the commencement of any extended terms. Pursuant to the employment agreement, Mr. Carter is subject to standard non-competition, non-solicitation and confidentiality provisions.

PERFORMANCE GRAPH

      The following graph compares the cumulative return on the common stock with the Nasdaq Stock Market (U.S.) Index (the “Nasdaq (U.S.) Index”), the Center for Research in Security Prices Index of Nasdaq Telecommunications Stocks (the “CRSP Index”) and the Peer Group Index. In the Company’s view, the Peer Group Index, which includes British Telecom plc, Cable and Wireless plc, Telewest Communications plc and United Pan-Europe Communications N.V. provides a better representation of the performance of telecommunications companies over the required period than the broader based CRSP Index.

      On October 27, 2000, NTL Incorporated ceased trading on the Nasdaq and began trading on the New York Stock Exchange. The common stock of NTL Incorporated closed at $0.20 on March 26, 2002 the last day the stock was traded on the NYSE before it was suspended from the NYSE pending delisting.

      The graph assumes that $100 was invested on December 31, 1996.

Comparison of NTL Incorporated, the Peer Group Index,

the CRSP Index and the Nasdaq (U.S.) Index

[COMPARISON GRAPH]

	Nasdaq (U.S.) Index	CRSP Index	NTL Incorporated	The Peer Group Index

1996	100	100	100	100
1997	121.64	142	110.4	109.03
1998	169.84	232	223.51	201.61
1999	315.2	470.29	617.57	311
2000	191.36	214.64	148.13	141.52
2001	151.07	109.6	5.82	65.67

Note:	Stock price performance shown above for the common stock of NTL Incorporated is historical and not necessarily indicative of future price performance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The Company is an indirect wholly-owned subsidiary of NTL Incorporated. The following table sets forth certain information regarding the beneficial ownership of the common stock of NTL Incorporated, as of April 26, 2002 by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group and (iii) shareholders holding 5% or more of the common stock of NTL Incorporated, the Company’s parent.

	Amount and Nature of Beneficial Ownership

		Presently
		Exercisable
		Options
		Warrants,
		Convertible
		Bonds and
	Common	Exchangeable		Percentage
Name of Beneficial Owner	Stock	Preferred(1)	Current Total	of Class(2)

Barclay Knapp	459,967	7,154,000	7,613,967	2.68%
George S. Blumenthal(3)	269,465	6,729,856	6,999,321	2.47%
Richard J. Lubasch(4)	61,249	816,352	877,601	*
Stephen A. Carter	0	240,000	240,000	*
John F. Gregg(5)	1,250	979,635	980,885	*
Gregg N. Gorelick	85,154	188,065	273,219	*
Bret Richter	291	253,387	253,678	*
Steven L. Wagner	0	474,066	474,066	*

Executive Officers	877,376	16,610,361	17,487,737	6.03%
Robert T. Goad(6)	1,638,685	150,000	1,788,685	*
Sidney R. Knafel(7)	2,086,042	320,485	2,406,527	*
Ted H. McCourtney(8)	23,993	320,485	344,478	*
Alan J. Patricof(9)	11,263	320,485	331,748	*
Warren Potash(10)	42,170	251,036	293,206	*
Michael S. Willner(11)	694,201	292,449	986,650	*

	4,496,354	727,750	5,224,104	1.87%
NTL Directors
Directors and Officers as a group	5,373,730	17,563,111	22,936,841	7.81%
France Telecom S.A.(12)	50,680,752	39,058,641	89,739,393	28.43%
Capital Research and Management Company(13)	32,135,130	0	32,135,130	11.62%
Cable & Wireless plc(14)	28,110,413	0	28,110,413	10.16%
Verizon Communications, Inc.(15)	24,469,861	0	24,469,861	8.85%
AXA Assurances I.A.R.D. Mutuelle(16)	22,405,118	641,412	23,046,530	8.31%

*	Represents less than one percent

(1)	Includes shares of NTL Incorporated common stock purchased upon the exercise of options which are exercisable or become so in the next 60 days (“Presently Exercisable Options”), shares of NTL Incorporated common stock issuable upon the conversion of the 7% Convertible Subordinated Notes due 2008 or 5.75% Convertible Subordinated Notes due 2009 (the “Convertible Bonds”) and shares of common stock issuable upon the exchange of the Senior Redeemable Exchangeable Preferred Stock which are exchangeable or become so in the next 60 days (the “Exchangeable Preferred”). Of the options, warrants, Convertible Bonds and Exchangeable Preferred shown in the table above: (a) 610,309 options were assumed by NTL Communications in 1993, having a weighted average exercise price of $1.08 per share; and (b) 12,163,088 options are employee and non-employee director options that have been issued under the 1993 Employee Stock Option Plan, the 1993 Non-Employee Director Stock Option Plan, the 1998 Non-Qualified Stock Option Plan or certain other stock option agreements, having a weighted average exercise price of $16.82 per share.

(2)	Includes NTL Incorporated common stock, Presently Exercisable Options, warrants, Convertible Bonds and Exchangeable Preferred.

(3)	Includes 3,299 shares of common stock owned by trusts for the benefit of Mr. Blumenthal’s children and also includes 152,092 shares of common stock held by George S. Blumenthal’s 1998 Annuity Trust. Also includes 465,878 options held in Grantor Retained Annuity Trusts.

(4)	Includes 174 shares of common stock owned by Mr. Lubasch as custodian for his child, as to which shares Mr. Lubasch disclaims beneficial ownership.

(5)	Mr. Gregg owns $100,000 of the 7% Convertible Subordinated Notes due 2008, convertible into 2,551 shares of common stock.

(6)	Mr. Goad personally owns 30,249 shares of common stock. The remainder are owned by Columbia Management, Inc., Mr. Goad’s wholly-owned Investment Company.

(7)	Includes 25,958 shares of common stock owned by Insight Communications UK, Inc., Mr. Knafel’s wholly-owned Investment Company. Also includes 73,363 shares of common stock owned by a foundation of which Mr. Knafel is President, as to which shares Mr. Knafel disclaims beneficial ownership.

(8)	An additional 872 shares of common stock are held by trusts for the benefit of Mr. McCourtney’s children, as to which shares Mr. McCourtney disclaims beneficial ownership.

(9)	Includes 499 shares of common stock owned by Mr. Patricof’s wife, as to which shares Mr. Patricof disclaims beneficial Ownership.

(10)	Mr. Potash owns $500,000 of the 7% Convertible Subordinated Notes due 2008, convertible into 12,755 shares of common stock.

(11)	Includes 138,579 shares of common stock held by trust accounts for the benefit of Mr. Willner’s children, as to which Shares Mr. Willner disclaims beneficial ownership.

(12)	Based upon Schedule 13D/A (Amendment No. 9), dated April 26, 2002, filed by France Telecom S.A. and Compagnie Generale des Communications (COGECOM) S.A. with the Securities and Exchange Commission (the “SEC”).

(13)	Based solely upon Schedule 13G (Amendment No. 4), dated February 11, 2002, filed by Capital Research and Management Company with the SEC.

(14)	Based upon Schedule 13-G (Amendment No. 1), dated February 14, 2002, filed by Cable and Wireless plc, with the SEC.

(15)	Based solely upon Schedule 13-G filed on April 9, 2001, by Verizon Communications, Inc., Bell Atlantic Worldwide Services Group, Inc., Bell Atlantic Network Systems Company, and NYNEX Corporation with the SEC.

(16)	Based solely upon Schedule 13-G (Amendment No. 3), dated February 12, 2002, filed by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle, AXA Courtage Assurance Mutuelle, AXA and AXA Financial, Inc. with the SEC.

Item 13.	Certain Relationships and Related Transactions

      Barclay Knapp and Gregg Gorelick are executive officers of the Company and NTL Incorporated, and were executive officers of CoreComm. In addition, Barclay Knapp, Warren Potash, George Blumenthal and Alan Patricof are directors of the Company, NTL Incorporated and CoreComm.

      In the fourth quarter of 1999, CoreComm Limited (“CoreComm”) (which was formed in 1998) began charging the Company a percentage of its office rent and supplies expense in respect of certain facilities which were shared with the Company.

      In 2001, the Company charged CoreComm $0.3 million for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm’s charges to the Company. These charges reduced corporate expenses in 2001. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

      The Company obtains billing and software development services from CoreComm. CoreComm billed the Company $3.4 million in 2001 for these services.

      In March 2000, the Company and CoreComm announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company incurred costs of $0.3 million for network usage in the year ended December 31, 2001.

      On April 12, 2001, NTL Incorporated purchased $15.0 million of an unsecured convertible note from CoreComm and received warrants to purchase 770,000 shares of CoreComm common stock at an exercise price of $.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, NTL Incorporated entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from NTL Incorporated’s U.K. customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into CoreComm common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm common stock for a specified period. NTL Incorporated and CoreComm have agreed to certain modifications to the conversion feature in connection with CoreComm’s recapitalization in December 2001. In the light of the relationship between the companies described above, the independent directors of NTL Incorporated examined the transaction with CoreComm and the Board of Directors of NTL Incorporated determined that the transaction was inherently fair to NTL Incorporated and provided NTL Incorporated with benefits that exceeded those that could be obtained from a third party.

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

      At December 31, 2001 and December 31, 2000, the Company had a receivable from CoreComm of $1.1 million and a payable to CoreComm of $17.1 million, respectively. The 2000 payable balance primarily related to services and other charges billed in advance in October and November 2000 of $15.8 million.

      On November 1, 2001, we announced that we had entered into an agreement dated September 28, 2001, with Orange plc for the provision of a new mobile phone service, for NTL’s existing and prospective residential customers across the UK. France Telecom, one of the principal holders of NTL Incorporated common stock and a holder of our 5% cumulative preferred stock, acquired Orange plc in August 2001. Prior to France Telecom’s acquisition, our broadcast division provided Orange with sight leasing services and continues to do so.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements — See list of Financial Statements on page F-1.
	(2)	Financial Statement Schedules — see list of Financial Statement Schedules on page F-1.
	(3)	Exhibits — See Exhibit Index on page 62.
(b) No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.
(c) Exhibits — The response to this portion of Item 14 is submitted as a separate section of this report.
(d) Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2000, by and among NTL Incorporated, NTL Communications Corp. and Holdings Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL (Delaware), Inc. and NTL Incorporated on July 14, 2000, File No. 333-36434)
2.2	Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated, NTL Communications and NTL Merger Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3/A, filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3	Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, by and among NTL Incorporated, NTL (Bermuda) Limited, and Comcast UK Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.4	Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among NTL Incorporated, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex B to the Registration Statement on Form S-4, filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.5	Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications plc (Incorporated by reference to Annex A to the Proxy Statement, filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.6	Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications plc (Incorporated by reference to Exhibit 99.1 to Form 8-K, filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.7	Transaction Agreement, dated as of July 26, 1999, by and among, Bell Atlantic Corporation, Cable and Wireless PLC, Cable, Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8	Investment Agreement, dated as of July 26, 1999, by and between, NTL Incorporated and France Telecom S.A. (Incorporated by reference to Annex A the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8(a)	Amendment No. 1 to the Investment Agreement, dated as of August 6, 1999 by and among NTL Incorporated and France Telecom S.A. (Incorporated by reference Annex B to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8(b)	Amendment No. 2 to the Investment Agreement, dated as of October 8, 1999 by and among NTL Incorporated and France Telecom S.A. (Incorporated by reference to Annex C to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.9	Purchase Agreement, dated as of February 17, 2000, by and between France Telecom, S.A. and NTL Incorporated (Incorporated by reference to Exhibit 99.3 to the Form 8-K, filed by NTL Incorporated on February 22, 2000, File No. 000-25691)
2.10	Transaction Agreement dated as of December 12, 1999 by and among Cablecom Holding AG and NTL Incorporated and certain other parties thereto (Incorporated by reference to Exhibit 2.9 to the 1999 Annual Report on Form 10-K, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)

Exhibit
No.

3.1	Restated Certificate of Incorporation of NTL Communications Corp. (Incorporated by reference to the registration statement on Form S-3, filed by Communications Corp. on June 3, 1999, File No. 333-72335)
3.2	By-Laws of NTL Communications Corp. (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL Communications Corp. on June 3, 1999, File No. 333-72335)
4.1	Form of Indenture, dated as of September 28, 1994, by and between Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 13 1/4% Senior Discount Notes due September 30, 2004 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed by Diamond Cable Communications plc on September 6, 1994, File No. 33-83740)
4.2	First Supplemental Indenture, dated as of May 31, 1996, by and between Diamond Cable Communications plc and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1, filed by Diamond Cable Communications plc on September 12, 1996, File No. 33-83740)
4.3	Indenture, dated as of April 20, 1995, by and between NTL Communications Corp. and Chemical Bank as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by International CableTel Incorporated on May 26, 1995, File No. 33-92794)
4.4	First Supplemental Indenture, dated as of January 22, 1996, by and between NTL Communications Corp. and Chemical Bank, as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, filed by International CableTel Incorporated on February 5, 1996, File No. 333-1010)
4.5	Indenture, dated as of November 11, 1995, by and between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company as Trustee with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Comcast UK Cable Partners Limited on November 5, 1995, File No. 33-96932)
4.6	First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL Triangle) LLC) and Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by NTL (Triangle) LLC on November 4, 1998, File No. 000-24792)
4.7	Indenture, dated as of December 15, 1995, by and between Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 11 3/4% Senior Discount Notes due December 15, 2005 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A, filed by Diamond Cable Communications plc on December 6, 1995, File No. 33-98374)
4.8	Indenture, dated as of January 30, 1996, by and between NTL Communications and Chemical Bank as Trustee, with respect to the 11 1/2% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by International CabelTel Incorporated on February 5, 1996, File No. 333-1010)
4.9	Indenture, date as of February 12, 1997, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference to Exhibit 4.9 to the 1996 Annual Report on Form 10-K, filed by NTL Incorporated on March 28, 1997, File No. 000-22616)

Exhibit
No.

4.10	Indenture, dated as of February 27, 1997, by and between Diamond Cable Communications plc and The Bank of New York as Trustee, with respect to the 10 3/4% Senior Discount Notes due February 15, 2007 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on April 15, 1997, File No. 333-25193)
4.11	Indenture, dated as of February 6, 1998, by and among Diamond Holdings plc, Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on March 20, 1998, File No. 333-48413)
4.12	Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9 1/2% Senior Notes (Incorporated by reference to Exhibit 4.10 to the 1997 Annual Report on Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)
4.13	Indenture, date as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes (Incorporated by reference to Exhibit 4.11 to the 1997 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1998, File No. 000-22616)
4.14	Indenture, date as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10 3/4% Senior Deferred Coupon Notes (Incorporated by reference to Exhibit 4.12 to the 1997 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1998, File No. 000-22616)
4.15	Indenture, date as of November 2, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/2% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.13 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.16	Indenture, date as of November 6, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 12 3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to Exhibit 4.15 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.17	Indenture, date as of December 16, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.17 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.18	First Supplemental Indenture, date as of March 31, 1999, by and among NTL Incorporated, NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-3/A, filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
4.19	Second Supplemental Indenture, dated as of March 16, 2000, by and among NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. on August 30, 2000, File No. 333-42792)

Exhibit
No.

4.20	Third Supplemental Indenture, dated as of May 17, 2000, by and among NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. on August 30, 2000, File No. 333-42792)
4.21	Indenture, dated as of April 14, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on May 13, 1999, File No. 333-78405)
4.22	Indenture, dated as of November 24, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 1/4% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on January 24, 2000, File No. 333-95267)
4.23	Indenture, dated as of November 24, 1999, by and between NTL Communication Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 7/8% Senior Notes Due 2009 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed by NTL Communication Corp. on January 24, 2000, File No. 333-95267)
4.24	Indenture, dated as of November 24, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 11 1/2% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on January 24, 2000, File No. 333-95267)
4.25	Indenture, dated as of October 2, 2000, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 11 7/8% Senior Notes due 2010 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on October 26, 2000, File No. 333-48648)
4.26	Indenture, dated as of January 24, 2001, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 12 3/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on February 9, 2001, File No. 333-55288)
4.27	Indenture, dated as of May 15, 2001, by and between NTL Communications Corp., NTL Incorporated and The Chase Manhattan Bank, as Trustee, with respect to the 6 3/4% Convertible Senior Notes due 2008 (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement on Form S-4/A, filed by NTL Communications Corp. on June 8, 2001, File No. 333-55288)
4.28	Registration Rights Agreement dated as of May 15, 2001 by and among NTL Communications Corp., NTL Incorporated, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney Inc. with respect to the 6 3/4% Convertible Senior Notes due 2008 (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement on Form S-4/A, filed by NTL Communications Corp. on June 8, 2001, File No. 333-55288)
10.1	Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference to Exhibit 10.1 to the 1997 Annual Report on Form 10-K, filed by NTL Communications on March 30, 1998, File No. 0-22616)
10.2	Rules of the NTL Sharesave Plan, adopted by NTL Incorporated on October 28, 1997 (Incorporated by reference to Exhibit 10.2 to the 1998 Annual Report on Form 10-K, filed by NTL Communications, on March 30, 1999, File No. 0-22616)

Exhibit
No.

10.3	Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference to Exhibit 10.3 to the 1999 Annual Report on Form 10-K, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)
10.4	1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998 (Incorporated by reference to Exhibit 10.4 to the 1998 Annual Report on Form 10-K, filed by NTL Communications on March 30, 1999, File No. 0-22616)
10.5	Credit Agreement relating to the acquisition of Cable & Wireless Communications (Holdings) PLC, dated as of May 30, 2000, by and among NTL Communications Limited, NTL Business Limited, NTL Communications Corp., Chase Manhattan PLC and Morgan Stanley Dean Witter Limited, Chase Manhattan International Limited (Incorporated by reference to Exhibit 10.8 to the 2000 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
10.6	Restatement Amendment Agreement dated as of September 26, 2001 by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp., J.P. Morgan plc and Morgan Stanley Dean Witter Bank Limited, Chase Manhattan International Limited and others, agreeing to amend the Credit Agreement, dated as of May 30, 2000, between NTL Communications Corp., NTL (UK) Group, Inc., NTL Communications Limited, Morgan Stanley Dean Witter Bank Limited and Chase Manhattan PLC (Incorporated by reference to Exhibit 10.16 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.6(a)	Amended and Restated Credit Agreement dated as of September 26, 2001, restating the Credit Agreement dated as of 30 May 2000, as amended or waived pursuant to a letter dated as of 6 June 2000, amendment agreements dated as of 8 June 2000, 30 June 2000 and 4 September 2000, a novation agreement dated as of 21 February 2001 and letters of consent dated as of 22 December 2000 and 29 January 2001 by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp., J.P. Morgan plc and Morgan Stanley Dean Witter Bank Limited, Chase Manhattan International Limited and others (Incorporated by reference to Exhibit 10.6(a) to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.7	Investment Agreement, dated July 26, 1999, as amended, by and between the Company and France telecom S.A (Incorporated by reference to Annex A to the proxy statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
10.7(a)	Amendment, dated as of September 12, 2001, to the Investment Agreement, dated July 26, 1999, as amended, by and between the Company and France Telecom S.A. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 001-16183)
10.8	Framework Agreement For The Provision Of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.9	Amendment, dated as of April 5, 2001 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

Exhibit
No.

10.10	Consent Letter, dated as of March 8, 2002, in respect of the Senior Credit Facility by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp. and J.P. Morgan Europe Limited, on behalf of the banks (Incorporated by reference to Exhibit 10.11 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.11	Consent Letter, dated as of March 8, 2002, in respect of the Working Capital Facility by and among NTL Communications Corp., NTL Communications Limited, NTL (UK) Group Inc. and J.P. Morgan Europe Limited, on behalf of the banks (Incorporated by reference to Exhibit 10.12 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.12	Consent Letter, dated as of March 28, 2002, in respect of the Senior Credit Facility by and among NTL Communications Limited, NTL Investment Holdings, NTL Communications Corporation and J.P. Morgan Europe Limited, on behalf of the banks (Incorporated by reference to Exhibit 10.14 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.13	Consent Letter, dated March 28, 2002, in respect of the Working Capital Facility by and among NTL Communications Corp., NTL Communications Limited, NTL (UK) Group Inc. (Incorporated by reference to Exhibit 10.15 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.14	Employment Agreement, dated December 6, 2000 between NTL Incorporated and Stephen Carter (Incorporated by reference to Exhibit 10.1 to the 2001 Annual Report on Form 10-K/A, filed by NTL Incorporated on April 30, 2001, File No. 0-30673)
21	Subsidiaries of the registrant*
23	Consent of Ernst & Young LLP*
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 2002

NTL COMMUNICATIONS CORP.

By:	/s/ GREGG N. GORELICK

Gregg N. Gorelick
Vice President — Controller

CERTIFICATIONS

I, Barclay Knapp, certify that:

1.	I have reviewed this annual report on Form 10-K/ A of NTL Communications Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ BARCLAY KNAPP

Barclay Knapp
Chief Executive Officer
(Principal Executive Officer)

I, John Gregg, certify that:

1.	I have reviewed this annual report on Form 10-K/ A of NTL Communications Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002

/s/ JOHN F. GREGG

John F. Gregg
Chief Financial Officer
(Principal Financial Officer)

FORM 10-K — ITEM 14(a)(1) AND (2)

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statements of NTL Communications Corp. and Subsidiaries are included in Item 8:

      The following consolidated financial statement schedules of NTL Communications Corp. and Subsidiaries are included in Item 14(d):

Schedule I — Condensed Financial Information of Registrant	F-37
Schedule II — Valuation and Qualifying Accounts	F-44

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

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Revenues
Consumer telecommunications and television	$2,069.2	$1,518.2	$827.3
Business telecommunications	836.8	702.2	452.5
Broadcast transmission and other	283.6	263.8	257.3

	3,189.6	2,484.2	1,537.1
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	1,564.3	1,223.2	761.5
Selling, general and administrative expenses	973.2	969.1	562.9
Asset impairments	8,160.6	—	—
Franchise fees	—	—	16.5
Non-cash compensation	30.6	—	—
Other charges	297.9	92.7	16.2
Corporate expenses	24.3	23.7	25.3
Depreciation	1,361.4	874.4	475.5
Amortization	1,178.9	826.3	290.2

	13,591.2	4,009.4	2,148.1

Operating (loss)	(10,401.6)	(1,525.2)	(611.0)
Other income (expense)
Interest income and other, net	34.7	25.8	48.2
Interest expense	(1,240.8)	(886.3)	(678.1)
Share of (losses) from equity investments	(23.3)	(24.2)	(18.4)
Other (losses) gains	(88.5)	—	493.1
Foreign currency transaction gains (losses)	0.6	(58.1)	22.8

(Loss) before income taxes and extraordinary item	(11,718.9)	(2,468.0)	(743.4)
Income tax (expense) benefit	(118.1)	79.9	29.9

(Loss) before extraordinary item	(11,837.0)	(2,388.1)	(713.5)
Loss from early extinguishment of debt	—	—	(3.0)

Net (loss)	$(11,837.0)	$(2,388.1)	$(716.5)

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S (DEFICIENCY) EQUITY

							Accumulated Other
							Comprehensive
							Income (Loss)
	Series Preferred
	Stock		Common Stock					Unrealized
	$.01 Par Value		$.01 Par Value		Additional		Foreign	Net
					Paid-In	Comprehensive	Currency	Losses on
	Shares	Par	Shares	Par	Capital	Loss	Translation	Derivatives	(Deficit)

	(Dollars in millions)
Balance, December 31, 1998	177,000	—	60,249,000	$0.6	$1,501.6		$104.7		$(1,251.7)
Exercise of stock options			432,000	—	12.1
Exercise of warrants			15,000	—	—
Preferred stock issued for cash	500,000	—			483.8
Warrants issued for cash					16.2
Accreted dividends on preferred stock	4,000				(8.6)
Accretion of discount on preferred stock					—
Conversion of 7% Convertible Subordinated Notes			1,000	—	—
Common stock issued for an acquisition			12,705,000	0.1	971.3
Stock options issued in connection with an acquisition					6.6
Corporate restructuring	(681,000)	—	(73,401,900)	(0.7)	405.6
Distribution to NTL Incorporated					(500.0)
Contributions from NTL Incorporated					173.2
Distribution of subsidiary to NTL Incorporated					(30.5)				1.1
Corporate restructuring
Comprehensive loss:
Net loss for the year ended December 31, 1999						$(716.5)			(716.5)
Currency translation adjustment						(102.9)	(102.9)

Total						$(819.4)

Balance, December 31, 1999		—	100	—	3,031.3		1.8		(1,967.1)
Contributions from NTL (Delaware), Inc.					10,715.4
Corporate restructuring			(88)
Comprehensive loss:
Net loss for the year ended December 31, 2000						$(2,388.1)			(2,388.1)
Currency translation adjustment						(381.1)	(381.1)

Total						$(2,769.2)

Balance, December 31, 2000		—	12	—	13,746.7		(379.3)		(4,355.2)
Contribution from NTL (Delaware), Inc., net					140.4
Non-cash compensation					30.6
Comprehensive loss:
Net loss for the year ended December 31, 2001						$(11,837.0)			(11,837.0)
Currency translation adjustment						(521.6)	(521.6)
Unrealized net losses on derivatives						(3.6)		$(3.6)

Total						$(12,362.2)

Balance, December 31, 2001		—	12	$—	$13,917.7		$(900.9)	$(3.6)	$(16,192.2)

See accompanying notes.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Operating activities
Net loss	$(11,837.0)	$(2,388.1)	$(716.5)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,540.3	1,700.7	765.7
Non-cash compensation	30.6	—	—
Non-cash restructuring charge	57.9	—	—
Asset impairment	8,160.6	—	—
Equity in losses of unconsolidated subsidiaries	23.3	—	—
Loss from early extinguishment of debt	—	—	3.0
(Gain) loss on sale of assets	88.5	—	(493.1)
Provision for losses on accounts receivable	58.3	98.5	45.7
Deferred income taxes	116.4	(80.8)	(30.9)
Amortization of original issue discount	284.7	473.1	451.4
Other	(16.8)	(75.1)	(8.0)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(31.3)	(247.9)	(134.6)
Other current assets	23.4	(41.8)	(34.6)
Other assets	56.1	42.4	(25.2)
Accounts payable	(38.8)	(102.2)	32.0
Accrued expenses and other	(81.9)	330.3	150.4
Deferred revenue	7.0	120.6	68.4

Net cash (used in) provided by operating activities	(558.7)	(170.3)	73.7
Investing activities
Acquisitions, net of cash acquired	(26.2)	(7,514.9)	(637.6)
Purchase of fixed assets	(1,653.0)	(1,961.8)	(1,198.3)
Investments in and loans to affiliates	(11.9)	—	—
Increase in other assets	(31.6)	(33.7)	(30.1)
Loan to NTL Incorporated	(150.0)	—	—
Proceeds from sales of assets	14.6	—	692.5
Purchase of marketable securities	(9.9)	(3.3)	(354.5)
Proceeds from sales of marketable securities	10.0	8.3	618.6

Net cash (used in) investing activities	(1,858.0)	(9,505.4)	(909.4)

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Financing activities
Distribution to NTL (Delaware), Inc.	(10.6)	—	(500.0)
Contribution from NTL (Delaware), Inc.	40.8	5,227.2	167.6
Proceeds from borrowings, net of financing costs	2,643.4	5,009.8	1,846.0
Proceeds from issuance of preferred stock and warrants	—	—	500.0
Principal payments	(421.5)	(1,263.9)	(758.2)
Cash released from (placed in) escrow for debt repayment	—	77.5	(87.0)
Proceeds from exercise of stock options and warrants	—	—	12.1

Net cash provided by financing activities	2,252.1	9,050.6	1,180.5
Effect of exchange rate changes on cash	(7.8)	(25.6)	(6.9)

(Decrease) increase in cash and cash equivalents	(172.4)	(650.7)	337.9
Cash and cash equivalents at beginning of year	423.5	1,074.2	736.3

Cash and cash equivalents at end of year	$251.1	$423.5	$1,074.2

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$776.6	$363.9	$180.3
Income taxes paid	0.1	1.5	2.4
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$110.2	$5,488.2	$5.6
Accretion of dividends and discount on preferred stock	—	—	8.6
Conversion of Convertible Notes, net of unamortized deferred financing costs	109.5	—	269.3
Common stock and stock options issued for acquisitions	—	—	978.0

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

Liquidity and Recapitalization Process

Recapitalization Process and Ability to Continue Operations

      The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities and convertible debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s public debt securities are trading at or near all time lows. These factors, together

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Company’s substantial leverage, mean the Company does not currently have access to its historic sources of capital.

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

      As of December 31, 2001, $14,203.0 million of the Company’s $14,205.9 million of long-term debt had been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate payment.

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., the Company and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL common stock, or to receive such cash in the recapitalization. Notes of Diamond Holdings Limited and NTL Triangle would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

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

      The Company’s ability to meet its funding requirements upon consummation of the reorganization plan is dependent upon a number of factors, including the revenue generated by its operating subsidiaries, its existing cash balances, and its ability to draw upon an exit facility or any alternative financing. There can be no assurance that these sources of financing will be or will remain available. The Company will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish the Company’s ability to sustain operations, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness it has incurred, may incur or that may then, as a result, become due. The Company can provide no assurance that it will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable to the Company.

      The Company currently expects that it will require approximately $620 million to fund its working capital and capital expenditures, net of cash from operations, in the twelve month period ending December 31, 2002 to fund the expenditures mentioned above.

      The Company believes that cash, cash equivalents and marketable securities on hand at March 31, 2002 and the cash expected to be available from the DIP Facility and the exit facility, if the recapitalization is completed, will be sufficient for its and its subsidiaries cash requirements for the twelve months ending December 31, 2002.

      Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the Company’s current financial condition, there can be no assurance that these sources of funds will be available to us.

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by the Company but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of its bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. These technical defaults consisted of the following, as of December 31, 2001:

1. The requirement that members of the Cablecom group generating at least 95% of the group’s EBITDA should guarantee the repayment of the loan outstanding under the credit agreement had not been satisfied.

2. Three companies within the Cablecom group had merged in contravention of restrictions in the credit agreement.

3. Loans had been made by members of the Cablecom group to other group members and to a 10% affiliate in contravention of restrictions in the credit agreement. A related obligation to deliver quarterly certificates specifying the maximum levels of intra-group loans had not been complied with.

4. The requirement to ensure that the total interest cost in respect of at least 40% of the loan was capped at interest rates agreed with the facility agent had not been complied with.

5. A mortgage securing a loan of CHF 600,000 from United Bank of Switzerland was refinanced and the benefit of the existing mortgage was assigned to the refinancing lender. That assignment meant the mortgage was no longer permitted under the credit agreement.

6. Four per cent of the shares in FGS Hägendorf SA were acquired by Cablecom, making the company a wholly owned member of the Cablecom group. That acquisition was not permitted under the credit agreement.

7. One of the security documents in favor of the banks required specified details of receivables to be provided to the facility agent and all such receivables to be paid into bank accounts assigned by way of security to the banks. It also required a bank account to be set up for the purpose of receiving certain cash payments which may have to be applied in prepayment of the facility. That bank account also had to be assigned by way of security to the banks. These obligations had not been complied with.

8. The following obligations imposed by the share pledges executed by various Cablecom group members in favour of the banks had not been satisfied:

(i) the delivery of share certificates and other documents evidencing title in respect of certain of the pledged shares; (ii) the remedy of defects in certain of the pledged shares; and (iii) the transfer of certain nominee shares in Cablecom group companies to the Cablecom company which beneficially owns such shares and the delivery to the facility agent of copies of shareholders registers in the group companies updated to show the transfers.

9. One hundred and eighty shares in a company called Telebarn AG had been assigned by way of security by Cablecom to the banks notwithstanding the terms of a trust agreement under which Cablecom held those shares. That constituted a misrepresentation under the finance documents.

      In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”.

      In order to try and resolve the problems caused by the overindebtedness of its subsidiaries Cablecom GmbH had guaranteed the liabilities of some of those subsidiaries and had agreed that intra-group debt owed to it by some of those subsidiaries should be subordinated to the debt owed by such subsidiaries to all of their other creditors. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009, entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 would mean that those entities would not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the overindebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the overindebtedness issue within the time period required or obtain the requested waivers.

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Equivalents

      Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $218.7 million and $211.3 million at December 31, 2001 and 2000, respectively, which consisted primarily of U.S. Treasury bills (2000 only) bank time deposits and corporate commercial paper. At December 31, 2001 and 2000, $188.7 million and $57.2 million, respectively, of the cash equivalents were denominated in foreign currencies.

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Method Investments

      All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company’s recorded investment and its proportionate interest in the book value of the investees’ net assets are being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the result of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was $1,104.1 million. Estimated aggregate amortization expense for each of the five

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

succeeding fiscal years from December 31, 2001 is as follows: $64.9 million in 2002, $63.7 million in 2003, $45.0 million in 2004, $39.2 million in 2005 and $31.4 million in 2006.

4.	Asset Impairments

      As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in NTL Incorporated’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of NTL Incorporated’s net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,160.6 million is included in asset impairments and $1.0 million is included in share of losses from equity investments. The asset impairment charge of $8,160.6 million included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million. The aggregate asset impairment charge of $8,161.6 million related to the Company’s business segments as follows: $6,048.1 million Consumer, $2,113.0 million Business and $0.5 million Broadcast.

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2001, the Company sold a portion of the indirect access customers acquired from CWC in May 2000. The sales price was £10.2 million ($14.8 million) which does not include contingent payments for the collection of certain future service revenues and existing receivables. The Company recognized a loss on this sale of $88.5 million, after deducting $102.0 million of unamortized intangibles. The value assigned to these assets upon acquisition was $135.9 million.

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-Term Debt

Long-term debt consists of:

		December 31,

		2001	2000

		(In millions)
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	(a)	$277.8	$277.8
11 1/2% Senior Deferred Coupon Notes	(b)	1,050.0	1,040.5
10% Senior Notes	(c)	400.0	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	(d)	181.4	186.5
10 3/4% Senior Deferred Coupon Sterling Notes	(e)	382.3	353.6
9 3/4% Senior Deferred Coupon Notes	(f)	1,153.8	1,048.5
9 3/4% Senior Deferred Coupon Sterling Notes	(g)	385.9	360.8
11 1/2% Senior Notes	(h)	625.0	625.0
12 3/8% Senior Deferred Coupon Notes	(i)	364.9	323.6
7% Convertible Subordinated Notes	(j)	489.8	599.3
9 1/4% Senior Euro Notes	(k)	222.5	234.7
9 7/8% Senior Euro Notes	(l)	311.5	328.6
11 1/2% Senior Deferred Coupon Euro Notes	(m)	135.6	127.9
11 7/8% Senior Notes, less unamortized discount	(n)	490.7	489.6
12 3/8% Senior Euro Notes, less unamortized premium	(o)	267.8	—
6 3/4% Convertible Senior Notes	(p)	1,150.0	—
NTL Communications Limited:
Credit Agreement	(w)	3,759.1	375.3
Working Capital Agreement	(w)	145.4	—
Senior Secured Financing	(w)	290.9	—
Other		58.6	—
NTL Business:
Credit Agreement	(w)	—	3,030.3
ConsumerCo:
Term Loan Facility and other		—	21.7
NTL Triangle:
11.2% Senior Discount Debentures	(q)	517.3	517.3
Other		4.5	5.2
Diamond:
13 1/4% Senior Discount Notes	(r)	285.1	285.1
11 3/4% Senior Discount Notes	(s)	531.0	531.0
10 3/4% Senior Discount Notes	(t)	415.1	373.9
10% Senior Sterling Notes	(u)	196.3	201.9

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31,

		2001	2000

		(In millions)
9 1/8% Senior Notes	(v)	110.0	110.0
Other		3.6	6.0

		14,205.9	11,854.1
Less current portion		14,205.9	10.7

		$—	$11,843.4

(a)	12 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(g)	9 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11 1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12 3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, redeemable at the Company’s option on or after December 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million, ($222.5 million), interest payable semiannually from May 15, 2000;

(l)	9 7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million, ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(m)	11 1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($186.9 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(n)	11 7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	12 3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;

(p)	6 3/4% Convertible Senior Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, redeemable at the Company’s option on or after May 20, 2004, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share (there were approximately 35.1 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(q)	11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

(r)	13 1/4% Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option on or after September 30, 1999;

(s)	11 3/4% Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(t)	10 3/4% Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

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

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the number of shares of Series Preferred Stock were as follows:

		9.9%	9.9%
	13%	Series A	Series B	5.25%

Balance, December 31, 1997	110,000	—	—	—
Issued for acquisitions	—	125,000	52,000	—
Issued for dividends	15,000	—	—	—

Balance, December 31, 1998	125,000	125,000	52,000	—
Issued for cash	—	—	—	500,000
Issued for dividends	3,000	—	—	4,000
Corporate restructuring	(128,000)	(125,000)	(52,000)	(504,000)

Balance, December 31, 2001, 2000 and 1999	—	—	—	—

16.	Stock Options

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

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for NTL Inc.’s employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the expected market price of NTL Incorporated common stock of .702, .385 and .336, respectively, and a weighted-average expected life of the option of 10 years.

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

	Capital	Operating
	Leases	Leases

Year ending December 31:
2002	$9.3	$50.7
2003	8.2	48.1
2004	7.3	47.1
2005	6.5	45.1
2006	6.2	44.3
Thereafter	155.2	390.8

Total minimum lease payments	192.7	$626.1

Less: amount representing interest	(129.8)

Present value of net minimum obligations	62.9
Less: current portion	(62.9)

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

      The Company’s primary measure of profit or loss for each reportable segment is EBITDA as defined above. The Company considers EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization, asset impairments, non-cash compensation and share of (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from EBITDA rather than allocate these costs and expenses to multiple reportable segments. Other charges, corporate expenses, franchise fees and foreign currency transactions are not directly related to a single segment. EBITDA should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

	Broadcast	Consumer	Business	Shared	Total

	(In millions)
Year ended December 31, 2001
Revenues	$283.6	$2,069.2	$836.8	$—	$3,189.6
Depreciation and amortization	76.0	1,840.5	587.9	35.9	2,540.3
EBITDA(1)	143.9	738.7	335.2	(565.7)	652.1
Expenditures for long-lived assets	75.3	823.9	171.9	577.3	1,648.4
Total assets(2)	792.5	8,008.0	3,287.0	938.6	13,026.1
Year ended December 31, 2000
Revenues	$263.8	$1,518.2	$702.2	$—	$2,484.2
Depreciation and amortization	53.2	1,443.6	184.2	19.7	1,700.7
EBITDA(1)	130.3	410.8	232.4	(481.6)	291.9
Expenditures for long-lived assets	70.0	1,088.5	724.6	276.1	2,159.2
Total assets(3)	804.8	17,910.7	3,746.0	685.0	23,146.5
Year ended December 31, 1999
Revenues	$257.3	$827.3	$452.5	$—	$1,537.1
Depreciation and amortization	52.7	580.0	104.1	28.9	765.7
EBITDA(1)	140.4	245.0	106.6	(279.3)	212.7
Expenditures for long-lived assets	69.6	590.5	356.7	124.5	1,141.3
Total assets(4)	698.4	6,646.5	1,319.1	1,069.0	9,733.0

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents earnings before interest, taxes, depreciation and amortization, franchise fees, non-cash compensation, other charges, corporate expenses, asset impairments, share of (losses) from equity investments, other (losses) gains, foreign currency transaction gains (losses) and extraordinary items.

(2)	At December 31, 2001, shared assets included $189.8 million of cash and cash equivalents and $748.8 million in other assets.

(3)	At December 31, 2000, shared assets included $355.0 million of cash and cash equivalents and $330.0 million of other assets.

(4)	At December 31, 1999, shared assets included $828.6 million of cash, cash equivalents and marketable securities and $240.4 million in other assets.

      The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Segment Combined EBITDA	$652.1	$291.9	$212.7
(Add) Deduct:
Franchise fees	—	—	16.5
Non-cash compensation	30.6	—	—
Other charges	297.9	92.7	16.2
Corporate expenses	24.3	23.7	25.3
Asset impairments	8,160.6	—	—
Depreciation and amortization	2,540.3	1,700.7	765.7
Interest income and other, net	(34.7)	(25.8)	(48.2)
Interest expense	1,240.8	886.3	678.1
Shares of losses from equity investments	23.3	24.2	18.4
Other losses (gains)	88.5	—	(493.1)
Foreign currency transaction (gains) losses	(0.6)	58.1	(22.8)

	12,371.0	2,759.9	956.1

Loss before income taxes and extraordinary item	$(11,718.9)	$(2,468.0)	$(743.4)

21.     Geographic Information

	United States	United Kingdom	Ireland	Total

		(In millions)
2001
Revenues	$—	$3,127.3	$62.3	$3,189.6
Long-lived assets	151.3	11,703.3	162.6	12,017.2
2000
Revenues	$—	$2,423.0	$61.2	$2,484.2
Long-lived assets	1.6	21,660.1	155.4	21,815.5
1999
Revenues	$—	$1,505.9	$31.2	$1,537.1
Long-lived assets	1.6	8,143.6	148.0	8,293.2

NTL COMMUNICATIONS CORP.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

See accompanying notes.

NTL COMMUNICATIONS CORP.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

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

See accompanying notes.

NTL COMMUNICATIONS CORP.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

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

3.	Long-Term Debt

      Long-term debt consists of:

			December 31,

			2001	2000

			(In millions)
12- 3/4% Senior Deferred Coupon Notes	(a	)	$277.8	$277.8
11- 1/2% Senior Deferred Coupon Notes	(b	)	1,050.0	1,040.5
10% Senior Notes	(c	)	400.0	400.0
9- 1/2% Senior Sterling Notes, less unamortized discount	(d	)	181.4	186.5
10- 3/4% Senior Deferred Coupon Sterling Notes	(e	)	382.3	353.6
9- 3/4% Senior Deferred Coupon Notes	(f	)	1,153.8	1,048.5
9- 3/4% Senior Deferred Coupon Sterling Notes	(g	)	385.9	360.8
11- 1/2% Senior Notes	(h	)	625.0	625.0
12- 3/8% Senior Deferred Coupon Notes	(i	)	364.9	323.6
7% Convertible Subordinated Notes	(j	)	489.8	599.3
9- 1/4% Senior Euro Notes	(k	)	222.5	234.7
9- 7/8% Senior Euro Notes	(l	)	311.5	328.6
11- 1/2% Senior Deferred Coupon Euro Notes	(m	)	135.6	127.9
11- 7/8% Senior Notes, less unamortized discount	(n	)	490.7	489.6

NTL COMMUNICATIONS CORP.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

3.     Long-Term Debt (continued)

			December 31,

			2001	2000

			(In millions)
12- 3/8% Senior Euro Notes, plus unamortized premium	(o	)	267.8	—
6- 3/4% Convertible Senior Notes	(p	)	1,150.0	—

			7,889.0	6,396.4
Less current portion			7,889.0

			$—	$6,396.4

(a)	12- 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from on October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11- 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9- 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10- 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9- 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(g)	9- 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11- 1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12- 3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001 (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9- 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($222.5 million), interest payable semiannually from May 15, 2000;

(l)	9- 7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

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

4.     Leases (continued)

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