Form 10-Q
period 2002-09-30
NTL COMMUNICATIONS CORP
filed 2002-11-14
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22616

NTL COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	52-1822078

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

110 East 59th Street, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock as of September 30, 2002 was 13. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant’s common stock.

NTL COMMUNICATIONS CORP. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

IN REVIEWING THIS DOCUMENT, YOU ARE CAUTIONED TO READ THE SECTION
ENTITLED “RISK FACTORS” WHICH FORMS AN IMPORTANT PART OF THIS REPORT.

PART I. FINANCIAL INFORMATIONS

ITEM 1. FINANCIAL STATEMENTS

NTL Communications Corp. (Debtor-in Possession) and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	September 30,	December 31,
	2002	2001

	(unaudited)	(see note)
Assets

Current assets:

Cash and cash equivalents	$471.7	$251.1

Marketable securities	4.0	–

Accounts receivable-trade, less allowance for doubtful accounts of $97.5 (2002) and $126.1 (2001)	421.3	516.2

Due from affiliates, less allowance of $135.4 (2002)	20.7	6.9

Other	279.3	238.8

Loans to affiliates	11.3	–

Total current assets	1,208.3	1,013.0

Fixed assets, net	11,137.1	10,840.3

Intangible assets, net	783.2	767.3

Investments in and loans to affiliates, net	7.0	4.6

Other assets, net of accumulated amortization of $176.2 (2002) and $125.0 (2001)	415.0	255.2

Loan to NTL Incorporated, less allowance of $150.0 (2002)	–	150.0

Total assets	$13,550.6	$13,030.4

NTL Communications Corp. (Debtor-in Possession) and Subsidiaries
Condensed Consolidated Balance Sheets — Continued
(dollars in millions)

	September 30,	December 31,
	2002	2001

	(unaudited)	(see note)
Liabilities and shareholder’s (deficiency)

Liabilities not subject to compromise

Current liabilities:

Accounts payable	$395.9	$390.5

Accrued expenses and other	725.0	840.3

Accrued construction costs	84.0	107.8

Interest payable	102.3	252.0

Deferred revenue	336.9	290.2

Current portion of long-term debt	5,826.3	14,205.9

Total current liabilities	7,470.4	16,086.7

Long-term debt	–	–

Other	5.5	8.9

Loan payable to NTL (Delaware), Inc.	148.9	–

Commitments and contingent liabilities

Deferred income taxes	84.4	113.8

Liabilities subject to compromise	10,050.0	–

Shareholder’s (deficiency):

Common stock-$.01 par value; authorized 100 shares; issued and outstanding 13 (2002) and 13 (2001) shares	–	–

Additional paid-in capital	14,047.2	13,917.7

Accumulated other comprehensive (loss)	(619.1)	(904.5)

(Deficit)	(17,636.7)	(16,192.2)

	(4,208.6)	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$13,550.6	$13,030.4

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues

Consumer telecommunications and television	$524.0	$523.0	$1,538.5	$1,537.1

Business telecommunications	226.3	221.7	655.6	618.5

Broadcast transmission and other	80.0	71.3	231.9	207.8

	830.3	816.0	2,426.0	2,363.4

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	383.6	397.6	1,128.7	1,180.3

Selling, general and administrative expenses	189.9	252.6	565.6	775.1

Other charges	28.5	27.9	32.2	53.2

Non-cash compensation	–	30.6	–	30.6

Corporate expenses	290.9	3.7	301.3	13.8

Depreciation	385.6	309.6	1,050.0	923.6

Amortization	16.5	288.3	46.9	953.5

	1,295.0	1,310.3	3,124.7	3,930.1

Operating (loss)	(464.7)	(494.3)	(698.7)	(1,566.7)

Other income (expense)

Interest income and other, net	1.6	4.9	19.7	21.2

Interest expense (contractual interest of $1,041.8 (2002))	(100.9)	(303.1)	(652.3)	(895.7)

Share of (losses) from equity investments	(3.5)	(3.8)	(3.0)	(10.7)

Foreign currency transaction gains (losses)	22.1	(14.1)	(47.4)	4.3

(Loss) before recapitalization items and income taxes	(545.4)	(810.4)	(1,381.7)	(2,447.6)

Recapitalization items, net	(32.6)	–	(95.8)	–

(Loss) before income taxes	(578.0)	(810.4)	(1,477.5)	(2,447.6)

Income tax benefit	10.4	1.2	33.0	3.7

Net (loss)	$(567.6)	$(809.2)	$(1,444.5)	$(2,443.9)

See accompanying notes.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statement of Shareholder’s (Deficiency)
(unaudited)
(dollars in millions)

	Common Stock
	$.01 Par Value

	Shares	Par

Balance, December 31, 2001	13	$—

Contribution from NTL (Delaware), Inc.

Comprehensive loss:

Net loss for the nine months ended September 30, 2002

Currency translation adjustment

Unrealized net gains on derivatives

Total

Balance, September 30, 2002	13	$—

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statement of Shareholder’s (Deficiency)
(unaudited) – continued
(dollars in millions)

			Accumulated Other
			Comprehensive
			(Loss)

				Unrealized
	Additional		Foreign	Net (Losses)
	Paid-In	Comprehensive	Currency	Gains on
	Capital	Loss	Translation	Derivatives	(Deficit)

Balance, December 31, 2001	$13,917.7		$(900.9)	$(3.6)	$(16,192.2)

Contribution from NTL (Delaware), Inc.	129.5

Comprehensive loss:

Net loss for the nine months ended September 30, 2002		$(1,444.5)			(1,444.5)

Currency translation adjustment		281.8	281.8

Unrealized net gains on derivatives		3.6		3.6

Total		$(1,159.1)

Balance, September 30, 2002	$14,047.2		$(619.1)	$—	$(17,636.7)

See accompanying notes.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30,

	2002	2001

Net cash provided by (used in) operating activities	$100.7	$(469.6)

Investing activities

Purchase of fixed assets	(505.5)	(1,345.6)

Investments in and loans to affiliates	(4.9)	(10.1)

(Increase) decrease in other assets	(186.3)	1.7

Loan to NTL Incorporated	–	(150.0)

Purchase of marketable securities	(9.6)	(9.9)

Proceeds from sales of marketable securities	5.6	10.0

Net cash (used in) investing activities	(700.7)	(1,503.9)

Financing activities

Proceeds from borrowings from NTL (Delaware), Inc.	133.2	–

Proceeds from borrowings, net of financing costs	662.8	2,245.7

Principal payments	(6.6)	(418.5)

Contribution from NTL (Delaware), Inc.	3.9	9.0

Distribution to NTL (Delaware), Inc.	–	(10.6)

Net cash provided by financing activities	793.3	1,825.6

Effect of exchange rate changes on cash	27.3	(7.3)

Increase (decrease) in cash and cash equivalents	220.6	(155.2)

Cash and cash equivalents at beginning of year	251.1	423.5

Cash and cash equivalents at end of year	$471.7	$268.3

Supplemental disclosure of cash flow information

Cash paid during the year for interest exclusive of amounts capitalized	$375.4	$638.7

Income taxes paid	1.3	–

Supplemental schedule of non-cash financing activities

Contribution from NTL (Delaware), Inc.	$125.6	$198.1

Conversion of Convertible Notes	–	$109.5

See accompanying notes.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A – Petition for Relief under Chapter 11

On May 8, 2002, NTL Incorporated (“NTL Incorporated”) filed a petition for relief under Chapter 11 (“Chapter 11”) of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). NTL Incorporated filed jointly with its subsidiaries NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. NTL Incorporated and these subsidiaries are referred to as Debtors. Under Chapter 11, certain claims in existence prior to the filing of the petitions for relief against the Debtors are stayed while the Debtors continue business operations as debtor-in-possession. These claims are reflected in the balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date. Claims secured against the Debtors’ assets (“secured claims”) also are stayed, although the holders of such claims have the right to seek relief from the stay in the Bankruptcy Court.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations.

The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of their prepetition debt obligations, therefore the Debtors have discontinued accruing interest on these obligations. For the nine months ended September 30, 2002, contractual interest on those obligations amounts to $746.0 million, which is $389.5 million in excess of reported interest expense. Total contractual interest was $369.2 million and $1,041.8 million in the three and nine months ended September 30, 2002, respectively.

Note B – Basis of Presentation

Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”. NTL Communications Corp. is referred to as the “Company” or “NTL CC”. NTL CC is an indirect wholly-owned subsidiary of NTL Incorporated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

Note C – Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the Bankruptcy Code (the “Plan”). NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that it will be able to reach final agreement on terms. If no agreement can be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. Moreover, NTL is currently in discussions with the UK lenders regarding the above matters, but cannot be certain that they will be resolved successfully. If we fail to meet either condition, the Debtors would be unable to consummate the Plan and continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

NTL has historically incurred operating losses and negative operating cash flow. In addition, NTL required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. NTL historically met these liquidity requirements through cash flow from operations, amounts available under its credit facilities, vendor financing and issuances of high-yield debt securities and convertible debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means NTL does not currently have access to its historic sources of capital.

In addition, there are no further funds available under NTL’s UK credit facilities and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL Incorporated and certain of its subsidiaries. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

Pursuant to the Plan, if consummated, NTL will be split into two separate companies, one which will take the name NTL Incorporated, holding NTL’s main UK and Ireland assets (which we refer to as “New NTL”), and one which will be called NTL Europe, Inc., holding NTL’s continental European and certain other assets (which we refer to as “NTL Euroco”). Upon consummation of the Plan, NTL Euroco will hold Cablecom, NTL’s cable business in Switzerland, and Premium TV Limited, NTL’s sports TV content and internet business in the UK, and will retain NTL’s investment interests in cable networks in Scandinavia and Germany (B2 and iesy, respectively). Its interests will also include NTL’s equity investments in the cable channel content providers of the ITN News Channel and The Studio Channel, as well as certain other assets.

Assuming the Plan is consummated, New NTL’s and NTL Euroco’s ability to meet their respective funding requirements following consummation of the Plan are dependent upon a number of factors, including the revenue generated by their operating subsidiaries, their existing cash balances, and their ability to draw upon an exit facility (in the case of New NTL) or any other financing. NTL will be required to replace the DIP facility with an exit facility for New NTL and its subsidiaries upon emergence from Chapter 11, in part because the DIP facility will mature concurrently with NTL’s emergence from Chapter 11, or on December 1, 2002, whichever is earlier (unless such maturity is extended by the DIP lenders). There can be no assurance that these sources of financing will be or will remain available. Assuming consummation, each of New NTL and NTL Euroco will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish New NTL’s and Euroco’s respective ability to sustain operations, meet financial covenants, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness they have incurred, may incur or that may then, as a result, become due. We can provide no assurance that New NTL and/or NTL Euroco will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable. In the event that NTL fails to consummate the Plan, the foregoing description will continue to apply to NTL.

NTL Communications Corp. expects that it will require approximately $650 million to fund its working capital and capital expenditures, net of cash from operations, and certain payments required upon consummation of the Plan (namely the settlement of recapitalization costs with NTL Euroco, the repayment or purchase of the £90 million loan from NTL (Delaware), Inc. to NTL (UK) Group Inc. and the UK credit facilities amendment fee) in the twelve months from October 1, 2002 to September 30, 2003. The Company believes that cash, cash equivalents and marketable securities on hand of $475.7 million at September 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for New NTL’s cash requirements during the twelve months from October 1, 2002 to September 30, 2003 (assuming consummation of the Plan). If the exit facility is not obtained and the Plan is not consummated, NTL will need to seek an extension of the DIP facility maturity or identify alternative sources of financing. Moreover, the planned exit facility will not be available to NTL Euroco. It is anticipated that NTL Euroco and

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facility becomes repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco will be able to raise sufficient funds to meet its liquidity requirements following consummation.

Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the Company’s current financial condition and the restrictions on incurring additional debt that are expected to be contained in the exit facility currently being negotiated, there can be no assurance that these sources of funds will be available to us.

During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

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

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan.

To implement the proposed recapitalization, on May 8, 2002, the Debtors filed cases and a pre-arranged joint reorganization plan under Chapter 11. NTL’s operating subsidiaries were not included in the Chapter 11 filing. On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. Consummation remains subject to the satisfaction or waiver of certain conditions described above.

Assuming the Plan is consummated, the Plan will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to New NTL. In addition, when the Plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The Plan contemplates that the UK bank debt and the notes issued by NTL (Triangle) LLC and Diamond Holdings will remain in place. NTL will be split into New NTL and NTL Euroco.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the Debtors and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults.

Recapitalization Expense

Recapitalization items, net of $95.8 million in the nine months ended September 30, 2002 includes $28.3 million for employee retention related to substantially all of our UK employees and $68.4 million for financial advisor, legal, accounting and consulting costs. These costs are net of $0.9 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $26.0 million in additional recapitalization costs until we complete the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Euroco.

Recapitalization items, net consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in millions)
Payroll and related	$(9.5)	$–	$(28.3)	$–

Professional fees	(23.9)	–	(68.4)	–

Interest earned on accumulated cash from Chapter 11 proceeding (1)	0.8	–	0.9	–

	$(32.6)	$–	$(95.8)	$–

Details of operating cash receipts and payments resulting from the recapitalization are as follows:

Nine Months Ended
September 30, 2002

(in millions)
Interest income (1)	$0.9

Payroll and related costs paid	(22.6)

Professional fees	(30.2)

Net operating cash flows from recapitalization items	$(51.9)

(1)  Interest income resulting from the recapitalization is for the period May 8, 2002 through September 30, 2002.

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to enable the business operations of NTL Incorporated and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the Plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise (unless maturity is extended by the DIP lenders).

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million. As of September 30, 2002, the total amount outstanding under the DIP facility was $229.0 million.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries paid a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million) in May 2002. In connection with the closing of the DIP facility, NTL Incorporated and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630 million commitment (i.e., $12.6 million) in July 2002.

Each term loan under the DIP facility bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest is payable in cash at least monthly. The DIP facility also includes an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

NTL (Delaware), Inc. is also a lender under the DIP facility in the amount of up to $130 million. NTL (Delaware), Inc. has cash on hand and NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders concluded that the cash at NTL (Delaware), Inc. was to be used to partially fund the reorganization of all of the debtors. Pursuant to the terms of the DIP facility, NTL (Delaware), Inc. receives fees, will receive interest if and when it makes any loans, and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding Corp. is the borrower, NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. are guarantors. NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, with certain exceptions, the cash (except for the DIP facility proceeds) of the borrower and the guarantors is cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

A copy of the DIP facility agreement was attached as an exhibit to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Plan, NTL requires an exit financing facility for New NTL. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and be used as consideration for the refinancing or repurchase of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. NTL is currently finalizing discussions with a group of lenders regarding the exit facility, although given the unfavorable present market conditions for telecommunications companies generally, there can be no assurance an agreement for an exit facility with acceptable terms will be reached. If acceptable exit financing is not obtained, the Plan could not be consummated and NTL could not emerge from Chapter 11 in accordance with the Plan.

NTL expects that the exit facility will be secured by various assets of New NTL, including those which secure the DIP facility, will rank senior to all current and future subordinated debt of New NTL, and will be guaranteed by certain subsidiaries of New NTL.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

NTL also expects that the exit facility will impose operating and financial restrictions on New NTL and its subsidiaries. These restrictions will significantly limit or prohibit, among other things, New NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. NTL anticipates that these restrictive covenants could materially impact New NTL’s ability to finance future operations or capital needs through debt or equity financing or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation, as well as approval by NTL’s UK bank lenders to its terms.

The exit facility for New NTL and its subsidiaries will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facilities become repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco (or any subsidiary thereof) will be able to raise sufficient funds to meet its liquidity requirements following consummation.

The Plan

In addition to the split into New NTL and NTL Euroco, the following are the details of the Plan:

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited will in the aggregate receive 100% of the initial common stock of New NTL (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of New NTL).

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the Plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco).

•	Holders of senior notes of NTL Communications Corp. will receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Communications Corp.’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC will remain outstanding and interest payments will be made on the notes of NTL (Triangle) LLC and, upon emergence from Chapter 11, the notes of Diamond Holdings.

•	In addition to the above, holders of several series of NTL’s outstanding convertible subordinated notes were granted an option to elect to purchase additional shares of New NTL common stock (and accompanying Series A Warrants) not subscribed for in the equity rights offering as described below.

•	Current preferred and common stockholders of NTL Incorporated, including France Telecom, will receive Series A warrants to purchase common stock of New NTL and have received equity rights entitling them to purchase common stock of New NTL. For each share of common stock purchased upon exercise of equity rights, the person exercising such equity rights will receive a Series A warrant to purchase one share of common stock of New NTL. The Series A warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The exercise price and the number of shares to be received upon exercise of the Series A warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of New NTL common stock. The exercise price per share of New NTL common stock under the equity rights offering and the noteholder election option was $25.28, which NTL expects will substantially exceed the likely initial market price for a share of New NTL common stock upon consummation, and which is also subject to adjustment consistent with the Series A warrants.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

•	The equity rights offering and the noteholder election option expired on October 3, 2002. Since the expiration of the equity rights offering and the noteholder election option, NTL has allowed equity holders who have exercised equity rights and noteholders who have exercised their noteholder election option to revoke such exercises. As of November 12, 2002, there were a total of 2,654 exercises of equity rights (including oversubscriptions) and 1,861 exercises of the noteholder election option which had not been revoked. Prior to consummation of the Plan, NTL will continue to permit persons who have exercised equity rights and the noteholder election option to revoke their exercise so the final number of exercises may be lower.

•	Current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco. France Telecom will also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

NTL has received a conditional approval to have the shares of common stock and Series A warrants of New NTL quoted on the Nasdaq National Market upon consummation of the Plan. However, this approval is conditioned upon, among other things, New NTL’s ability to meet the $5.00 minimum bid requirement of the Nasdaq National Market listing requirements on the first day of trading. There can be no assurance that this requirement will be met, or that in the future New NTL will be able to meet other continued listing requirements of the Nasdaq National Market. NTL currently expects that the NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. There may be no trading market for the common stock and the preferred stock of NTL Euroco.

On November 12, 2002, NTL filed a motion with the Bankruptcy Court to allow it, after consultation with the Committee, to reduce by one-third the number of authorized shares of New NTL common stock and to reduce by three-fourths the number of shares of New NTL common stock issued and reserved for issuance under the Plan. If the motion is approved by the Bankruptcy Court, NTL would take this step only (i) after consultation with the Committee and (ii) if NTL were to determine, after an evaluation of the trading prices of the shares of New NTL common stock on the “when-issued” market prior to the consummation of the Plan, that a reduction in the number of shares of New NTL common stock is necessary to better enable New NTL to satisfy the first trading day minimum closing bid price per share requirement of NASDAQ.

With respect to the proposed preferred shares of NTL Euroco to be issued upon consummation, prior to consummation of the Plan, NTL may file a motion with the Bankruptcy Court seeking to modify the Plan to reduce the liquidation preference from $1,000.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends, to $50.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends. As a result of the aforementioned adjustment (i) the number of shares of preferred stock of NTL Euroco authorized under the NTL Euroco Amended and Restated Certificate of Incorporation would be increased from 1,000,000 to 20,000,000 and (ii) 8,000,000 shares of NTL Euroco preferred stock would be authorized under the NTL Euroco Amended and Restated Certificate of Incorporation. This is intended to enhance the ability for these shares to trade if a trading market develops.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its UK credit facilities and the credit facility utilized by Cablecom GmbH, the principal trading subsidiary of its Swiss companies. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

In connection with the granting of the initial waivers, NTL agreed, among other things:

•	to provide the lenders under the UK credit facilities with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers would be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL but contractually subordinated to the working capital facility. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent and the coordinators of the lending syndicates.

The amended waivers also prohibited NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11, without the consent of these lenders.

As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of the bank lenders. Nor, as of the date of this Form 10-Q, are there any current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. The lenders under those credit facilities are therefore entitled to declare the principal amount of the outstanding debt immediately due and payable and to enforce the security taken to secure those facilities. It is a condition to consummation of the Plan that the UK credit facilities are restated on terms acceptable to the Debtors and the official creditors’ committee. In connection with the Plan, it is intended that the existing events of default under the credit facilities will be cured by waiver or amendment with effect from the Effective Date of the Plan.

As of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. Under Swiss law, unless the overindebtedness were rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility under which the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. Conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement. The overindebtedness of Cablecom GmbH was resolved by a restructuring of intra-group debt and temporary measures were introduced to ameliorate the effect of the overindebtedness of Cablecom’s subsidiaries.

As part of the April 30 agreement, the Cablecom lenders required the final maturity date of the Cablecom credit facility to be brought forward to April 30, 2003. They also required steps to be initiated towards the sale of all, or part of, or an investment in, the Cablecom group.

The problem of historic overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was ameliorated in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

Since the end of April 2002, the following defaults have occurred under the Cablecom finance documents: (1) the indentures issued by NTL (Delaware), Inc. and NTL Incorporated became payable and were not paid; (2) NTL (Delaware), Inc. commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and commenced cases under Chapter 11 pursuant to which it reorganized its debt; (3) NTL (Delaware), Inc.’s liabilities exceeded the value of its assets and it was unable to pay its debts as they became due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002; the revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; and (5) certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement had not been fulfilled.

Although it is not a condition to consummation of the Plan, it is proposed to obtain a waiver of the events of default described in the preceding paragraph by the effective date of the Plan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the overindebtedness issue under Swiss law. In particular, the Cablecom credit facility is due for repayment on April 30, 2003 and it will not be possible to repay the facility without substantial investment from a third party or further borrowing.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make its scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co- obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

August 15, 2002

NTL Communications Corp.	10% notes due 2007	$20.0 million

Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million

	Total	$42.6 million

September 30, 2002

Diamond Cable Communications Limited	13-1/4% notes due 2004	$18.9 million

October 1, 2002

NTL Communications Corp.	9-1/2% notes due 2008	$9.3 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.9 million

October 15, 2002

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of the Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC (a non-debtor) and, upon emergence from Chapter 11, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Debtors’ voluntary filing under Chapter 11 on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL (Triangle) LLC. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL (Triangle) LLC, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of section 362 of the Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

NTL Incorporated failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock due on February 15, 2002 in the amount of $6.0 million, on May 15, 2002 in the amount of $6.2 million and on August 15, 2002 in the amount of $6.4 million. NTL Incorporated did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million, on June 30, 2002 of $38.0 million and on September 30, 2002 of $38.4 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, on March 26, 2002 of $24.1 million, on June 30, 2002 of $42.1 million and on September 30, 2002 of $41.2 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. NTL Incorporated did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, NTL Incorporated cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of NTL’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished upon effectiveness of the Plan.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

In addition, the lack of available surplus meant that NTL Incorporated was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because NTL Incorporated failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished when the Plan is consummated.

At the time of issuance of the Noos One Year Preferred, NTL Incorporated pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under the Plan and pursuant to this pledge, the Company will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE, which was followed by the delisting of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLDQ.OB”. Pursuant to the Plan, NTL Incorporated’s currently outstanding common stock will be cancelled upon effectiveness of the Plan. The common stock and Series A warrants of New NTL has been conditionally approved to trade on the Nasdaq National Market. The common and preferred stock of NTL Euroco has not been approved to trade on any exchange.

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

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. Upon effectiveness of the Plan, the £90 million note will be sold to Communications Cable Funding Corp. for consideration comprising the principal amount plus accrued interest on the note. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the Plan anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

Under the terms of the agreement reached with its lenders, NTL Cablecom Holding GmbH and/or Cablecom and/or NTL (Delaware), Inc. have agreed to approve any outside investment in, or sale of all or a part of, the Cablecom Group, which is acceptable to the Cablecom lenders.

Under an agreement made between the Cablecom lenders and NTL, if a sale of all or a part of the Cablecom Group is consummated on or before August 31, 2003, the Cablecom lenders will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and related finance documents and other expenses and taxes of the sale.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

There can be no assurance that any outside investment in, or sale of all or a part of, the Cablecom group pursuant to the Cablecom credit facility will be possible on terms that are acceptable to the Cablecom lenders and/or favorable to NTL (or, if the Plan is consummated, NTL Euroco). In particular, in the current environment, there may be little or no value to NTL’s shareholding in the Cablecom group, which may result in NTL (or, if the Plan is consummated, NTL Euroco) receiving little or no consideration for its equity interest in the Cablecom group. Further, if a third party makes an investment in the Cablecom group there can be no assurance that NTL (or, if the Plan is consummated, NTL Euroco) will be able to maintain its power to direct the management of the Cablecom group.

Cablecom will become a part of NTL Euroco following the consummation of the Plan. Accordingly, if Cablecom is sold, assuming consummation of the Plan, NTL Euroco’s principal assets would be limited to Premium TV Limited and certain minority holdings.

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for approximately $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL informed B2 and the other principal investors that it was not in a position to comply with this request for funding. The B2 investment agreement provides that if NTL fails to provide such funding, it might be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the B2 shareholders’ agreements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders were able and elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On October 4, 2002, NTL filed a motion with the Bankruptcy Court to reject the B2 investment agreement and shareholders’ agreements under section 365 of the Bankruptcy Code, and the Bankruptcy Court subsequently authorized NTL’s rejection of the agreements. On November 8, 2002, B2 and the remaining shareholders filed proofs of claim with the Bankruptcy Court asserting their right to recover: (1) more than $20 million from NTL in respect of the unpaid funding request, (2) unspecified damages for NTL’s failure to perform under the relevant agreements, and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements. Additionally, B2 and the remaining shareholders reserved their rights to avail themselves of any remedies under the investment and shareholders agreements and to take any actions to acquire NTL’s interest in B2, as described above. NTL intends to object to the proofs of claim filed by B2 and the remaining shareholders. The Bankruptcy Court will adjudicate the claims of B2 and the remaining shareholders and NTL’s defenses thereto. Upon consummation of the Plan, NTL Euroco will succeed to the rights and obligations of NTL described in this paragraph.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £19.0 million ($29.8 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £4.0 million ($6.3 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV Limited, NTL (Delaware), Inc. and NTL Incorporated agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV Limited and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV Limited, the Football League Limited agreed to release Premium TV Limited from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL (Delaware), Inc. from its guarantee of Premium TV Limited’s obligations and to release NTL Incorporated from the related undertaking. In return, Premium TV Limited agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL (Delaware), Inc. deposited £10.33 million into a designated single purpose account for use by Premium TV Limited to finance the provision of such services. Premium TV Limited and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. Following consummation of the Plan, Premium TV Limited will be an asset of NTL Euroco.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C – Recapitalization Process and Ability to Continue Operations (continued)

On November 12, 2002, three of NTL Incorporated’s wholly owned subsidiaries entered into a “support agreement” with the other limited partners of eKabel L.P. (the investment partnership through which NTL holds its equity stake in iesy), an informal committee holding in excess of a majority of the principal amount of the high-yield bonds of iesy and the NTL employees who have been seconded to work for iesy. At this time, the iesy companies are not parties to the support agreement, however the support agreement permits them to become parties at any time. The support agreement contemplates an in-or out-of-court restructuring of iesy Hessen GmbH and its subsidiaries. If the iesy restructuring is completed as contemplated by the support agreement, Brigadoon Ventures (one of the NTL subsidiaries) will receive a cash facilitation fee for its cooperation in the iesy restructuring (not in respect of its equity stake in iesy) of approximately $1.3 million, less its pro rata share of expenses incurred at the eKabel partnership level. If the iesy restructuring is completed and the cash facilitation fee is paid to Brigadoon Ventures, NTL would no longer have any equity stake or other investment in iesy and would receive no consideration for its equity stake in iesy. The support agreement imposes certain obligations on the parties, including restricting transfer of interests in iesy during the process, terminating the existing consulting agreement between NTL and iesy, and reimbursing NTL for the secondment of NTL employees. If the support agreement is terminated or the iesy restructuring is not otherwise completed as contemplated by the support agreement, it is likely NTL Europe would receive little, if any, value for its equity stake in the iesy companies.

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

Note D — Recent Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

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

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
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

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net (loss) – as reported	$(567.6)	$(809.2)	$(1,444.5)	$(2,443.9)

Amortization of:

Goodwill	–	272.6	–	859.2

License acquisition costs	–	2.7	–	38.0

Other	–	0.8	–	1.2

	–	276.1	–	898.4

Net (loss) – as adjusted	$(567.6)	$(533.1)	$(1,444.5)	$(1,545.5)

Note E — Fixed Assets

Fixed assets consist of:

	September 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Operating equipment	$13,052.7	$11,620.8

Other equipment	1,093.4	922.4

Construction-in-progress	1,314.3	1,267.5

	15,460.4	13,810.7

Accumulated depreciation	(4,323.3)	(2,970.4)

	$11,137.1	$10,840.3

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note F– Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Intangible assets not subject to amortization:

Goodwill	$681.1	$647.8

License acquisition costs	53.1	54.7

Intangible assets subject to amortization:

Customer lists, net of accumulated amortization of $109.2 (2002) and $78.1 (2001)	49.0	64.8

	$783.2	$767.3

Note G– Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

September 30,
2002

(unaudited)
(in millions)
Accounts payable	$0.4

Interest payable	300.9

Payable to NTL (Delaware), Inc.	25.3

Accrued expenses	5.5

Long-term debt

NTL Communications:

12 3/4% Senior Deferred Coupon Notes	277.8

11 1/2% Senior Deferred Coupon Notes	1,050.0

10% Senior Notes	400.0

9 1/2% Senior Sterling Notes, less unamortized discount	195.8

10 3/4% Senior Deferred Coupon Sterling Notes	428.4

9 3/4% Senior Deferred Coupon Notes	1,193.3

9 3/4% Senior Deferred Coupon Sterling Notes	430.8

11 1/2% Senior Notes	625.0

12 3/8% Senior Deferred Coupon Notes	380.6

7% Convertible Subordinated Notes	489.8

9 1/4% Senior Euro Notes	247.0

9 7/8% Senior Euro Notes	345.8

11 1/2% Senior Deferred Coupon Euro Notes	156.5

11 7/8% Senior Notes, less unamortized discount	491.5

12 3/8% Senior Euro Notes, plus unamortized premium	297.1

6 3/4% Convertible Senior Notes	1,150.0

Diamond:

13 1/4% Senior Discount Notes	285.1

11 3/4% Senior Discount Notes	531.0

10 3/4% Senior Discount Notes	420.5

Diamond Holdings:

10% Senior Sterling Notes	211.9

9 1/8% Senior Notes	110.0

Total	$10,050.0

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note G– Liabilities Subject to Compromise (continued)

Pursuant to the proposed plan of reorganization, the Diamond Holding Notes will remain outstanding upon emergence from the Chapter 11 proceedings.

Note H — Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

	September 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
NTL Communications:

12 3/4% Senior Deferred Coupon Notes	$–	$277.8

11 1/2% Senior Deferred Coupon Notes	–	1,050.0

10% Senior Notes	–	400.0

9 1/2% Senior Sterling Notes, less unamortized discount	–	181.4

10 3/4% Senior Deferred Coupon Sterling Notes	–	382.3

9 3/4% Senior Deferred Coupon Notes	–	1,153.8

9 3/4% Senior Deferred Coupon Sterling Notes	–	385.9

11 1/2% Senior Notes	–	625.0

12 3/8% Senior Deferred Coupon Notes	–	364.9

7% Convertible Subordinated Notes	–	489.8

9 1/4% Senior Euro Notes	–	222.5

9 7/8% Senior Euro Notes	–	311.5

11 1/2% Senior Deferred Coupon Euro Notes	–	135.6

11 7/8% Senior Notes, less unamortized discount	–	490.7

12 3/8% Senior Euro Notes, plus unamortized premium	–	267.8

6 3/4% Convertible Senior Notes	–	1,150.0

Communications Cable Funding Corp.:

DIP Facility	229.0	–

NTL Communications Limited:

Senior Credit Facility	4,372.2	4,050.0

Working Capital Facility	641.0	145.4

Other	60.1	58.6

NTL Triangle:

11.2% Senior Discount Debentures	517.3	517.3

Other	3.7	4.5

Diamond:

13 1/4% Senior Discount Notes	–	285.1

11 3/4% Senior Discount Notes	–	531.0

10 3/4% Senior Discount Notes	–	415.1

10% Senior Sterling Notes	–	196.3

9 1/8% Senior Notes	–	110.0

Other	3.0	3.6

	5,826.3	14,205.9

Less current portion	5,826.3	14,205.9

	$–	$–

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Long-Term Debt (continued)

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to enable the business operations of NTL Incorporated and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the Plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise (unless maturity is extended by the DIP lenders).

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

In connection with the closing of the DIP facility, NTL Incorporated and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630 million commitment (i.e., $12.6 million) in July 2002.

Each term loan under the DIP facility bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest is payable in cash at least monthly. The DIP facility also includes an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

NTL (Delaware), Inc. is also a lender under the DIP facility in the amount of up to $130 million. Pursuant to the terms of the DIP facility, NTL (Delaware), Inc. receives fees, will receive interest if and when it makes any loans, and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding Corp. is the borrower, NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. are guarantors. NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, with certain exceptions, the cash (except for the DIP facility proceeds) of the borrower and the guarantors is cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

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

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Long-Term Debt (continued)

The effective interest rates on the Company’s variable interest rate debt were as follows:

	September 30,	December 31,
	2002	2001

NTL Communications Limited:

Senior Credit Facility	6.26%	6.73%

Term Facility	7.76%	8.06%

Working Capital Facility	11.26%	9.57%

Note I — Other Charges Including Restructuring Charges

Other charges of $32.2 million in the nine months ended September 30, 2002 include asset impairment charges of $26.6 million and restructuring charges of $5.6 million. Other charges of $53.2 million in the nine months ended September 30, 2001 were for information technology integration and for business rationalization consulting.

Asset impairment charges of $26.6 million in 2002 are non-cash charges to write down certain fixed assets to their estimated fair values based on our assessment that the carrying value was not recoverable.

The Company recorded restructuring charges in the fourth quarter of 2001 as a result of actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 5,200 employees to be terminated, of which approximately 20 employees were still employed by the Company as of September 30, 2002.

The following table summarizes the restructuring charges incurred and utilized in 2002 and 2001:

	Employee
	Severance
	and Related	Lease Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)
Balance, December 31, 2001	$72.5	$33.5	$27.7	$–	$133.7

Charged to expense	4.3	–	0.3	1.0	5.6

Utilized	(73.7)	(12.4)	(19.5)	(1.0)	(106.6)

Balance, September 30, 2002	$3.1	$21.1	$8.5	$–	$32.7

Note J — Related Party Transactions

Due from affiliates at September 30, 2002 of $156.1 million includes $138.8 million in amounts due from NTL Incorporated and NTL (Delaware), Inc. which is payable to United Kingdom subsidiaries of the Company.

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

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Related Party Transactions (continued)

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, NTL Delaware loaned £90.0 million to NTL (UK) Group, Inc., which is the loan payable to NTL (Delaware), Inc. of $148.9 million at September 30, 2002 including accrued interest of $7.6 million. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan is structurally senior to the outstanding public notes issued by the Company and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to the Company but contractually subordinated to the UK credit facilities. The loan is due on April 1, 2006 and is redeemable at the option of NTL Delaware. Interest on the note is at 23% per annum, compounded semiannually, and is payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes. In connection with the DIP facility, the current interest rate on this loan has been reduced from 23% per annum to 11% per annum.

Pursuant to the DIP facility, all funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. has entered into intercompany note agreements with NTL Incorporated and NTL (Delaware), Inc. to evidence such transactions. The notes bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. The notes are payable on demand. At September 30, 2002, loans to affiliates included $5.5 million (including interest of $0.1) and $5.8 million (including interest of $0.1) from NTL Incorporated and NTL (Delaware), Inc., respectively relating to these notes.

Note K – Comprehensive Loss

The Company’s comprehensive loss for the three months ended September 30, 2002 and 2001 was $462.0 million, and $754.4 million, respectively. The Company’s comprehensive loss for the nine months ended September 30, 2002 and 2001 was $1,159.1 million and $2,534.8 million, respectively.

Note L — Commitments and Contingent Liabilities

At September 30, 2002, the Company was committed to pay approximately $1,374.3 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $1,050.5 million for operations and maintenance contracts and other commitments from October 1, 2003 to 2013.

NTL Incorporated and certain of its officers have been named as defendants in a number of purported securities class action lawsuits. The complaints in those cases generally allege that the defendants failed to accurately disclose NTL’s financial condition, finances and future prospects in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. NTL does not know of any facts that would support these allegations, and the defendants intend to defend the lawsuits vigorously. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York. As a result of the voluntary filing of a petition under Chapter 11 of the U.S. Bankruptcy code, the cases may not currently proceed against the Company itself. Moreover, the Plan provides for a discharge and for releases that will effectively bar the suits from continuing against the Company following consummation. However, the executives named in the suits continue to be defendants in the suits and will continue as such following consummation.

National Transcommunications Limited, a subsidiary of NTL Incorporated, has been in discussions with Vodafone Limited relating to the pricing of transmission services which National Transcommunications Limited has been providing to Vodafone Limited. Thus far the parties have been unable to agree on a settlement. Vodafone Limited has commenced proceedings seeking recovery of amounts which they allege are excess annual rent paid for the services, and a reduction in the continuing annual rental for the duration of the transmission contract. It is possible that if such a claim were successful, it could have an adverse effect on NTL’s financial position. NTL has instructed solicitors to vigorously defend the claim and believes that, in the event of litigation, it would have a good defense to any claim.

The Company is involved in certain other disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization

The following condensed consolidating financial statements of the Company as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 have been provided pursuant to AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., are included in Entities in Reorganization. All other wholly-owned direct and indirect subsidiaries of NTL Communications Corp. are included in Entities Not in Reorganization.

(unaudited)
(in millions)

	Nine Months Ended September 30, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$1,538.5		$1,538.5

Business telecommunications	–	655.6		655.6

Broadcast transmission and other	–	231.9		231.9

	–	2,426.0		2,426.0

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	1,128.7		1,128.7

Selling, general and administrative expenses	–	565.6		565.6

Other charges	–	32.2		32.2

Non-cash compensation	–	–		–

Corporate expenses	164.3	137.0		301.3

Depreciation	0.4	1,049.6		1,050.0

Amortization	22.7	24.2		46.9

	187.4	2,937.3		3,124.7

Operating (loss)	(187.4)	(511.3)		(698.7)

Other income (expense)

Interest income and other, net	386.9	10.3	$(377.5)	19.7

Interest expense (contractual interest of $1,041.8 (2002))	(368.5)	(665.9)	382.1	(652.3)

Share of (losses) from equity investments	(1,033.8)	–	1,030.8	(3.0)

Foreign currency transactions (losses) gains	(197.1)	149.7	–	(47.4)

(Loss) before recapitalization items and income taxes	(1,399.9)	(1,017.2)	1,035.4	(1,381.7)

Recapitalization items, net	(50.4)	(45.4)	–	(95.8)

(Loss) before income taxes	(1,450.3)	(1,062.6)	1,035.4	(1,477.5)

Income tax benefit	1.2	31.8	–	33.0

Net (loss)	$(1,449.1)	$(1,030.8)	$1,035.4	$(1,444.5)

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(unaudited)
(in millions)

	Nine Months Ended September 30, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$1,537.1		$1,537.1

Business telecommunications	–	618.5		618.5

Broadcast transmission and other	–	207.8		207.8

	–	2,363.4		2,363.4

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	1,180.3		1,180.3

Selling, general and administrative expenses	2.9	772.2		775.1

Other charges	–	53.2		53.2

Non-cash compensation	30.6	–		30.6

Corporate expenses	13.8	–		13.8

Depreciation	0.4	923.2		923.6

Amortization	467.1	486.4		953.5

	514.8	3,415.3		3,930.1

Operating (loss)	(514.8)	(1,051.9)		(1,566.7)

Other income (expense)

Interest income and other, net	417.3	8.5	$(404.6)	21.2

Interest expense	(693.7)	(630.4)	428.4	(895.7)

Share of (losses) from equity investments	(1,714.4)	–	1,703.7	(10.7)

Foreign currency transactions (losses) gains	37.9	(33.6)	–	4.3

(Loss) before recapitalization items and income taxes	(2,467.7)	(1,707.4)	1,727.5	(2,447.6)

Recapitalization items, net	–	–	–	–

(Loss) before income taxes	(2,467.7)	(1,707.4)	1,727.5	(2,447.6)

Income tax benefit	–	3.7	–	3.7

Net (loss)	$(2,467.7)	$(1,703.7)	$1,727.5	$(2,443.9)

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(unaudited)
(in millions)

	Three Months Ended September 30, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$524.0		$524.0

Business telecommunications	–	226.3		226.3

Broadcast transmission and other	–	80.0		80.0

	–	830.3		830.3

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	383.6		383.6

Selling, general and administrative expenses	–	189.9		189.9

Other charges	–	28.5		28.5

Non-cash compensation	–	–		–

Corporate expenses	154.5	136.4		290.9

Depreciation	0.1	385.5		385.6

Amortization	7.7	8.8		16.5

	162.3	1,132.7		1,295.0

Operating (loss)	(162.3)	(302.4)		(464.7)

Other income (expense)

Interest income and other, net	276.7	2.4	$(277.5)	1.6

Interest expense (contractual interest of $369.2 (2002))	(1.7)	(381.3)	282.1	(100.9)

Share of (losses) from equity investments	(630.1)	–	626.6	(3.5)

Foreign currency transactions (losses) gains	(35.8)	57.9	–	22.1

(Loss) before recapitalization items and income taxes	(553.2)	(623.4)	631.2	(545.4)

Recapitalization items, net	(20.2)	(12.4)	–	(32.6)

(Loss) before income taxes	(573.4)	(635.8)	631.2	(578.0)

Income tax benefit	1.2	9.2	–	10.4

Net (loss)	$(572.2)	$(626.6)	$631.2	$(567.6)

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(unaudited)
(in millions)

	Three Months Ended September 30, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$523.0		$523.0

Business telecommunications	–	221.7		221.7

Broadcast transmission and other	–	71.3		71.3

	–	816.0		816.0

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	397.6		397.6

Selling, general and administrative expenses	0.4	252.2		252.6

Other charges	–	27.9		27.9

Non-cash compensation	30.6	–		30.6

Corporate expenses	3.7	–		3.7

Depreciation	0.2	309.4		309.6

Amortization	142.7	145.6		288.3

	177.6	1,132.7		1,310.3

Operating (loss)	(177.6)	(316.7)		(494.3)

Other income (expense)

Interest income and other, net	52.3	(0.3)	$(47.1)	4.9

Interest expense	(235.9)	(114.2)	47.0	(303.1)

Share of (losses) from equity investments	(351.4)	–	347.6	(3.8)

Foreign currency transactions (losses) gains	(96.5)	82.4	–	(14.1)

(Loss) before recapitalization items and income taxes	(809.1)	(348.8)	347.5	(810.4)

Recapitalization items, net	–	–	–	–

(Loss) before income taxes	(809.1)	(348.8)	347.5	(810.4)

Income tax benefit	–	1.2	–	1.2

Net (loss)	$(809.1)	$(347.6)	$347.5	$(809.2)

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(unaudited, except December 31, 2001)
(in millions)

	September 30, 2002

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$454.7	$1,124.4	$(370.8)	$1,208.3

Investments in and loans to affiliates, net	(827.0)	–	834.0	7.0

Fixed and noncurrent assets	6,464.9	13,080.7	(7,210.3)	12,335.3

Total assets	$6,092.6	$14,205.1	$(6,747.1)	$13,550.6

Current liabilities	$251.2	$8,389.9	$(1,170.7)	$7,470.4

Noncurrent liabilities	–	6,846.0	(6,607.2)	238.8

Liabilities subject to compromise	10,050.0	–	–	10,050.0

Shareholder’s (deficiency)	(4,208.6)	(1,030.8)	1,030.8	(4,208.6)

Total liabilities and shareholder’s (deficiency)	$6,092.6	$14,205.1	$(6,747.1)	$13,550.6

	December 31, 2001

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$322.6	$930.4	$(240.0)	$1,013.0

Investments in and loans to affiliates, net	229.4	–	(224.8)	4.6

Fixed and noncurrent assets	5,867.9	11,656.2	(5,511.3)	12,012.8

Total assets	$6,419.9	$12,586.6	$(5,976.1)	$13,030.4

Current liabilities	$9,598.9	$18,707.4	$(12,219.6)	$16,086.7

Noncurrent liabilities	–	5,768.5	(5,645.8)	122.7

Liabilities subject to compromise	–	–	–	–

Shareholder’s (deficiency)	(3,179.0)	(11,889.3)	11,889.3	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$6,419.9	$12,586.6	$(5,976.1)	$13,030.4

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(unaudited)
(in millions)

	Nine Months Ended September 30, 2002

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(67.2)	$151.8	$16.1	$100.7

Net cash (used in) investing activities	(175.5)	(509.1)	(16.1)	(700.7)

Net cash provided by financing activities	220.4	572.9	–	793.3

Effect of exchange rate changes on cash and cash equivalents	–	27.3	–	27.3

(Decrease) increase in cash and cash equivalents	(22.3)	242.9	–	220.6

Cash and cash equivalents at beginning of period	78.5	172.6	–	251.1

Cash and cash equivalents at end of period	$56.2	$415.5	$–	$471.7

	Nine Months Ended September 30, 2001

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(1,103.7)	$594.1	$40.0	$(469.6)

Net cash (used in) investing activities	(291.9)	(1,343.2)	131.2	(1,503.9)

Net cash provided by financing activities	1,385.7	611.1	(171.2)	1,825.6

Effect of exchange rate changes on cash and cash equivalents	0.1	(7.4)	–	(7.3)

(Decrease) in cash and cash equivalents	(9.8)	(145.4)	–	(155.2)

Cash and cash equivalents at beginning of period	168.2	255.3	–	423.5

Cash and cash equivalents at end of period	$158.4	$109.9	$–	$268.3

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries
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

	Broadcast	Consumer	Business	Shared	Total

	(in millions)
Nine Months Ended September 30, 2002

Revenues	$231.9	$1,538.5	$655.6	$–	$2,426.0

EBITDA(1)	120.0	631.9	254.1	(274.3)	731.7

Nine Months Ended September 30, 2001

Revenues	$207.8	$1,537.1	$618.5	$–	$2,363.4

EBITDA(1)	105.1	419.4	207.1	(323.6)	408.0

Total assets

September 30, 2002 (2)	$856.0	$8,143.0	$3,370.6	$1,181.0	$13,550.6

December 31, 2001 (3)	792.5	8,012.3	3,287.0	938.6	13,030.4

(1)	Represents earnings before interest, taxes, depreciation, amortization, other charges, corporate expenses, share of (losses) from equity investments, foreign currency transaction gains (losses) and recapitalization items, net. Segment EBITDA in 2001 has been reclassified to conform to the current year presentation.

(2)	At September 30, 2002, shared assets included $408.3 million of cash and cash equivalents and $772.7 million of other assets.

(3)	At December 31, 2001, shared assets included $189.8 million of cash and cash equivalents and $748.8 million of other assets.

The reconciliation of segment combined EBITDA to loss before income taxes is as follows:

	Nine Months Ended September 30,

	2002	2001

	(in millions)
Segment combined EBITDA	$731.7	$408.0

(Add) deduct:

Other charges	32.2	53.2

Non-cash compensation	–	30.6

Corporate expenses	301.3	13.8

Depreciation	1,050.0	923.6

Amortization	46.9	953.5

Interest income and other, net	(19.7)	(21.2)

Interest expense	652.3	895.7

Share of losses from equity investments	3.0	10.7

Foreign currency transaction losses (gains)	47.4	(4.3)

Recapitalization items, net	95.8	–

	2,209.2	2,855.6

(Loss) before income taxes	$(1,477.5)	$(2,447.6)

NTL Communications Corp. (Debtor-in-Possession) and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key points concerning our current financial condition and our planned recapitalization include:

Financial Condition

•	NTL Incorporated and its subsidiaries have issued and outstanding approximately $11.5 billion in senior and subordinated notes and debentures.

•	NTL’s UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

•	As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

•	NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL and certain of its subsidiaries.

•	In accordance with the Plan, NTL does not intend to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11, Diamond Holdings Limited.

Recapitalization Plan

•	On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code.

•	Under the Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as modified and confirmed on September 5, 2002) (the “Plan”), NTL will be split into two separate companies, one holding substantially all of NTL’s UK and Ireland assets (“New NTL”), and the other holding various continental European and other assets (“NTL Euroco”).

•	Under the Plan, holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications will receive 100% of the initial common stock of New NTL and approximately 86.5% of NTL Euroco.

•	Holders of notes of NTL (Delaware), Inc. will have the option to reinvest all or a portion of the NTL (Delaware), Inc. cash to which they are entitled under the Plan in additional shares of common stock, pursuant to the exercise of the noteholder election option, or to be distributed such cash upon effectiveness of the Plan.

•	Common and preferred stockholders, including France Telecom, will be distributed a package of equity rights and Series A warrants entitling them to purchase primary common stock of New NTL. In addition, current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco.

•	Concurrently with the equity rights offering, holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. were given the option to apply cash they will be entitled to receive upon effectiveness of the Plan to purchase shares of New NTL common stock, plus any shares (and accompanying Series A warrants) not subscribed for in the equity rights offering (referred to as the noteholder election option). The equity rights offering and the noteholder election option expired on October 3, 2002. Since that time, NTL has allowed equity holders and noteholders to revoke their exercises of equity rights and the noteholder election option. As of November 12, 2002, there were a total of 2,654 exercises of equity rights and 1,861 exercises of the noteholder election option which had not been revoked.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

•	Under the Plan, NTL will convert approximately $10.9 billion of debt to equity, thereby reducing New NTL’s debt to approximately $5.8 billion (pro forma net debt as of September 30, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

•	Under the Plan, NTL Euroco’s debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

•	The Bankruptcy Court approved the proposed debtor in possession (referred to as DIP) financing in the principal amount of $630 million by order dated July 3, 2002. The DIP facility was entered into on July 15, 2002. The DIP facility expires on the earlier of December 1, 2002 and the consummation of the Plan (unless such maturity is extended by the DIP lenders), and thus will need to be replaced by an exit facility.

•	At a hearing on July 12, 2002, the Bankruptcy Court approved the Company’s amended disclosure statement.

•	On September 5, 2002, the Bankruptcy Court confirmed the Plan. Consummation of the Plan remains subject to the satisfaction or waiver of the conditions set forth in the Plan.

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the Bankruptcy Code (the “Plan”). NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that it will be able to reach final agreement on terms. If no agreement can be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. Moreover, NTL is currently in discussions with the UK lenders regarding the above matters, but cannot be certain that they will be resolved successfully. If we fail to meet either condition, the Debtors would be unable to consummate the Plan and continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all.

NTL has historically incurred operating losses and negative operating cash flow. In addition, NTL required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. NTL historically met these liquidity requirements through cash flow from operations, amounts available under its credit facilities, vendor financing and issuances of high-yield debt securities and convertible debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means NTL does not currently have access to its historic sources of capital.

In addition, there are no further funds available under NTL’s UK credit facilities and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL Incorporated and certain of its subsidiaries. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Pursuant to the Plan, if consummated, NTL will be split into two separate companies, one which will take the name NTL Incorporated, holding NTL’s main UK and Ireland assets (which we refer to as “New NTL”), and one which will be called NTL Europe, Inc., holding NTL’s continental European and certain other assets (which we refer to as “NTL Euroco”). Upon consummation of the Plan, NTL Euroco will hold Cablecom, NTL’s cable business in Switzerland, and Premium TV Limited, NTL’s sports TV content and internet business in the UK, and will retain NTL’s investment interests in cable networks in Scandinavia and Germany (B2 and iesy, respectively). Its interests will also include NTL’s equity investments in the cable channel content providers of the ITN News Channel and The Studio Channel, as well as certain other assets.

Assuming the Plan is consummated, New NTL’s and NTL Euroco’s ability to meet their respective funding requirements following consummation of the Plan are dependent upon a number of factors, including the revenue generated by their operating subsidiaries, their existing cash balances, and their ability to draw upon an exit facility (in the case of New NTL) or any other financing. NTL will be required to replace the DIP facility with an exit facility for New NTL and its subsidiaries upon emergence from Chapter 11, in part because the DIP facility will mature concurrently with NTL’s emergence from Chapter 11, or on December 1, 2002, whichever is earlier (unless such maturity is extended by the DIP lenders). There can be no assurance that these sources of financing will be or will remain available. Assuming consummation, each of New NTL and NTL Euroco will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish New NTL’s and Euroco’s respective ability to sustain operations, meet financial covenants, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness they have incurred, may incur or that may then, as a result, become due. We can provide no assurance that New NTL and/or NTL Euroco will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable. In the event that NTL fails to consummate the Plan, the foregoing description will continue to apply to NTL.

NTL Communications Corp. expects that it will require approximately $650 million to fund its working capital and capital expenditures, net of cash from operations, and certain payments required upon consummation of the Plan (namely the settlement of recapitalization costs with NTL Euroco, the repayment or purchase of the £90 million loan from NTL (Delaware), Inc. to NTL (UK) Group Inc. and the UK credit facilities amendment fee) in the twelve months from October 1, 2002 to September 30, 2003. The Company believes that cash, cash equivalents and marketable securities on hand of $475.7 million at September 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for New NTL’s cash requirements during the twelve months from October 1, 2002 to September 30, 2003 (assuming consummation of the Plan). If the exit facility is not obtained and the Plan is not consummated, NTL will need to seek an extension of the DIP facility maturity or identify alternative sources of financing. Moreover, the planned exit facility will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facility becomes repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco will be able to raise sufficient funds to meet its liquidity requirements following consummation.

Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the Company’s current financial condition and the restrictions on incurring additional debt that are expected to be contained in the exit facility currently being negotiated, there can be no assurance that these sources of funds will be available to us.

During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

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

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

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

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan.

To implement the proposed recapitalization, on May 8, 2002, the Debtors filed cases and a pre-arranged joint reorganization plan under Chapter 11. NTL’s operating subsidiaries were not included in the Chapter 11 filing. On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. Consummation remains subject to the satisfaction or waiver of certain conditions described above.

Assuming the Plan is consummated, the Plan will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to New NTL. In addition, when the Plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The Plan contemplates that the UK bank debt and the notes issued by NTL (Triangle) LLC and Diamond Holdings will remain in place. NTL will be split into New NTL and NTL Euroco.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the Debtors and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults.

Recapitalization Expense

Recapitalization items, net of $95.8 million in the nine months ended September 30, 2002 includes $28.3 million for employee retention related to substantially all of our UK employees and $68.4 million for financial advisor, legal, accounting and consulting costs. These costs are net of $0.9 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $26.0 million in additional recapitalization costs until we complete the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Euroco.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Recapitalization items, net consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in millions)
Payroll and related	$(9.5)	$—	$(28.3)	$—

Professional fees	(23.9)	—	(68.4)	—

Interest earned on accumulated cash from Chapter 11 proceeding (1)	0.8	—	0.9	—

	$(32.6)	$—	$(95.8)	$—

Details of operating cash receipts and payments resulting from the recapitalization are as follows:

Nine Months Ended
September 30, 2002

(in millions)
Interest income (1)	$0.9

Payroll and related costs paid	(22.6)

Professional fees	(30.2)

Net operating cash flows from recapitalization items	$(51.9)

(1)	Interest income resulting from the recapitalization is for the period May 8, 2002 through September 30, 2002.

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to enable the business operations of NTL Incorporated and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the Plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise (unless maturity is extended by the DIP lenders).

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million. As of September 30, 2002, the total amount outstanding under the DIP facility was $229.0 million.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries paid a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million) in May 2002. In connection with the closing of the DIP facility, NTL Incorporated and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630 million commitment (i.e., $12.6 million) in July 2002.

Each term loan under the DIP facility bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest is payable in cash at least monthly. The DIP facility also includes an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

NTL (Delaware), Inc. is also a lender under the DIP facility in the amount of up to $130 million. NTL (Delaware), Inc. has cash on hand and NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders concluded that the cash at NTL (Delaware), Inc. was to be used to partially fund the reorganization of all of the debtors. Pursuant to the terms of the DIP facility, NTL (Delaware), Inc. receives fees, will receive interest if and when it makes any loans, and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding Corp. is the borrower, NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. are guarantors. NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, with certain exceptions, the cash (except for the DIP facility proceeds) of the borrower and the guarantors is cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

A copy of the DIP facility agreement was attached as an exhibit to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Plan, NTL requires an exit financing facility for New NTL. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and be used as consideration for the refinancing or repurchase of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. NTL is currently finalizing discussions with a group of lenders regarding the exit facility, although given the unfavorable present market conditions for telecommunications companies generally, there can be no assurance an agreement for an exit facility with acceptable terms will be reached. If acceptable exit financing is not obtained, the Plan could not be consummated and NTL could not emerge from Chapter 11 in accordance with the Plan.

NTL expects that the exit facility will be secured by various assets of New NTL, including those which secure the DIP facility, will rank senior to all current and future subordinated debt of New NTL, and will be guaranteed by certain subsidiaries of New NTL.

NTL also expects that the exit facility will impose operating and financial restrictions on New NTL and its subsidiaries. These restrictions will significantly limit or prohibit, among other things, New NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. NTL anticipates that these restrictive covenants could materially impact New NTL’s ability to finance future operations or capital needs through debt or equity financing or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation, as well as approval by NTL’s UK bank lenders to its terms.

The exit facility for New NTL and its subsidiaries will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facilities become repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco (or any subsidiary thereof) will be able to raise sufficient funds to meet its liquidity requirements following consummation.

The Plan

In addition to the split into New NTL and NTL Euroco, the following are the details of the Plan:

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited will in the aggregate receive 100% of the initial common stock of New NTL (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of New NTL).

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the Plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco).

•	Holders of senior notes of NTL Communications Corp. will receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Communications Corp.’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC will remain outstanding and interest payments will be made on the notes of NTL (Triangle) LLC and, upon emergence from Chapter 11, the notes of Diamond Holdings.

•	In addition to the above, holders of several series of NTL’s outstanding convertible subordinated notes were granted an option to elect to purchase additional shares of New NTL common stock (and accompanying Series A Warrants) not subscribed for in the equity rights offering as described below.

•	Current preferred and common stockholders of NTL Incorporated, including France Telecom, will receive Series A warrants to purchase common stock of New NTL and have received equity rights entitling them to purchase common stock of New NTL. For each share of common stock purchased upon exercise of equity rights, the person exercising such equity rights will receive a Series A warrant to purchase one share of common stock of New NTL. The Series A warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The exercise price and the number of shares to be received upon exercise of the Series A warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of New NTL common stock. The exercise price per share of New NTL common stock under the equity rights offering and the noteholder election option was $25.28, which NTL expects will substantially exceed the likely initial market price for a share of New NTL common stock upon consummation, and which is also subject to adjustment consistent with the Series A warrants.

•	The equity rights offering and the noteholder election option expired on October 3, 2002. Since the expiration of the equity rights offering and the noteholder election option, NTL has allowed equity holders who have exercised equity rights and noteholders who have exercised their noteholder election option to revoke such exercises. As of November 12, 2002, there were a total of 2,654 exercises of equity rights (including oversubscriptions) and 1,861 exercises of the noteholder election option which had not been revoked. Prior to consummation of the Plan, NTL will continue to permit persons who have exercised equity rights and the noteholder election option to revoke their exercise so the final number of exercises may be lower.

•	Current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco. France Telecom will also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

NTL has received a conditional approval to have the shares of common stock and Series A warrants of New NTL quoted on the Nasdaq National Market upon consummation of the Plan. However, this approval is conditioned upon, among other things, New NTL’s ability to meet the $5.00 minimum bid requirement of the Nasdaq National Market listing requirements on the first day of trading. There can be no assurance that this requirement will be met, or that in the future New NTL will be able to meet other continued listing requirements of the Nasdaq National Market. NTL currently expects that the NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. There may be no trading market for the common stock and the preferred stock of NTL Euroco.

On November 12, 2002, NTL filed a motion with the Bankruptcy Court to allow it, after consultation with the Committee, to reduce by one-third the number of authorized shares of New NTL common stock and to reduce by three-fourths the number of shares of New NTL common stock issued and reserved for issuance under the Plan. If the motion is approved by the Bankruptcy Court, NTL would take this step only (i) after consultation with the Committee and (ii) if NTL were to determine, after an evaluation of the trading prices of the shares of New NTL common stock on the “when-issued” market prior to the consummation of the Plan, that a reduction in the number of shares of New NTL common stock is necessary to better enable New NTL to satisfy the first trading day minimum closing bid price per share requirement of NASDAQ.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

With respect to the proposed preferred shares of NTL Euroco to be issued upon consummation, prior to consummation of the Plan, NTL may file a motion with the Bankruptcy Court seeking to modify the Plan to reduce the liquidation preference from $1,000.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends, to $50.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends. As a result of the aforementioned adjustment (i) the number of shares of preferred stock of NTL Euroco authorized under the NTL Euroco Amended and Restated Certificate of Incorporation would be increased from 1,000,000 to 20,000,000 and (ii) 8,000,000 shares of NTL Euroco preferred stock would be authorized under the NTL Euroco Amended and Restated Certificate of Incorporation. This is intended to enhance the ability for these shares to trade if a trading market develops.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its UK credit facilities and the credit facility utilized by Cablecom GmbH, the principal trading subsidiary of its Swiss companies. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

In connection with the granting of the initial waivers, NTL agreed, among other things:

•	to provide the lenders under the UK credit facilities with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers would be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL but contractually subordinated to the working capital facility. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent and the coordinators of the lending syndicates.

The amended waivers also prohibited NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11, without the consent of these lenders.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of the bank lenders. Nor, as of the date of this Form 10-Q, are there any current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. The lenders under those credit facilities are therefore entitled to declare the principal amount of the outstanding debt immediately due and payable and to enforce the security taken to secure those facilities. It is a condition to consummation of the Plan that the UK credit facilities are restated on terms acceptable to the Debtors and the official creditors’ committee. In connection with the Plan, it is intended that the existing events of default under the credit facilities will be cured by waiver or amendment with effect from the Effective Date of the Plan.

As of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. Under Swiss law, unless the overindebtedness were rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility under which the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. Conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement. The overindebtedness of Cablecom GmbH was resolved by a restructuring of intra-group debt and temporary measures were introduced to ameliorate the effect of the overindebtedness of Cablecom’s subsidiaries.

As part of the April 30 agreement, the Cablecom lenders required the final maturity date of the Cablecom credit facility to be brought forward to April 30, 2003. They also required steps to be initiated towards the sale of all, or part of, or an investment in, the Cablecom group.

The problem of historic overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was ameliorated in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

Since the end of April 2002, the following defaults have occurred under the Cablecom finance documents: (1) the indentures issued by NTL (Delaware), Inc. and NTL Incorporated became payable and were not paid; (2) NTL (Delaware), Inc. commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and commenced cases under Chapter 11 pursuant to which it reorganized its debt; (3) NTL (Delaware), Inc.’s liabilities exceeded the value of its assets and it was unable to pay its debts as they became due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002; the revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; and (5) certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement had not been fulfilled.

Although it is not a condition to consummation of the Plan, it is proposed to obtain a waiver of the events of default described in the preceding paragraph by the effective date of the Plan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the overindebtedness issue under Swiss law. In particular, the Cablecom credit facility is due for repayment on April 30, 2003 and it will not be possible to repay the facility without substantial investment from a third party or further borrowing.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make its scheduled interest payments on the respective due dates as follows:

April 1, 2002:
NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million
	Total	$74.2 million

April 15, 2002:
NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million
	Total	$20.2 million

May 15, 2002:
NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million
NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million
NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million
	Total	$65.0 million

June 15, 2002:
Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million
NTL Communications Corp.	7% notes due 2008	$17.1 million
NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million
	Total	$82.8 million

July 15, 2002:
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:
NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million
NTL Communications Corp.	12-3/8% notes due 2008	$18.3 million
Diamond Holdings Limited	10% notes due 2008	$10.5 million
Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million
	Total	$94.2 million

August 15, 2002:
NTL Communications Corp.	10% notes due 2007	$20.0 million
Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million
	Total	$42.6 million

September 30, 2002 Diamond Cable Communications Limited	13-1/4% notes due 2004	$18.9 million

October 1, 2002 NTL Communications Corp.	9-1/2% notes due 2008	$9.3 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million
	Total	$74.9 million

October 15, 2002 NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million
	Total	$20.2 million

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of the Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC (a non-debtor) and, upon emergence from Chapter 11, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Debtors’ voluntary filing under Chapter 11 on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL (Triangle) LLC. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL (Triangle) LLC, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of section 362 of the Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

NTL Incorporated failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock due on February 15, 2002 in the amount of $6.0 million, on May 15, 2002 in the amount of $6.2 million and on August 15, 2002 in the amount of $6.4 million. NTL Incorporated did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million, on June 30, 2002 of $38.0 million and on September 30, 2002 of $38.4 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, on March 26, 2002 of $24.1 million, on June 30, 2002 of $42.1 million and on September 30, 2002 of $41.2 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. NTL Incorporated did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, NTL Incorporated cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of NTL’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished upon effectiveness of the Plan.

In addition, the lack of available surplus meant that NTL Incorporated was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because NTL Incorporated failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to NTL Incorporated’s board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders. Pursuant to the Plan, all of these securities and the related rights of the securities holders will be extinguished when the Plan is consummated.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

At the time of issuance of the Noos One Year Preferred, NTL Incorporated pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under the Plan and pursuant to this pledge, the Company will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE, which was followed by the delisting of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLDQ.OB”. Pursuant to the Plan, NTL Incorporated’s currently outstanding common stock will be cancelled upon effectiveness of the Plan. The common stock and Series A warrants of New NTL has been conditionally approved to trade on the Nasdaq National Market. The common and preferred stock of NTL Euroco has not been approved to trade on any exchange.

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

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. Upon effectiveness of the Plan, the £90 million note will be sold to Communications Cable Funding Corp. for consideration comprising the principal amount plus accrued interest on the note. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the Plan anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

Under the terms of the agreement reached with its lenders, NTL Cablecom Holding GmbH and/or Cablecom and/or NTL (Delaware), Inc. have agreed to approve any outside investment in, or sale of all or a part of, the Cablecom Group, which is acceptable to the Cablecom lenders.

Under an agreement made between the Cablecom lenders and NTL, if a sale of all or a part of the Cablecom Group is consummated on or before August 31, 2003, the Cablecom lenders will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and related finance documents and other expenses and taxes of the sale.

There can be no assurance that any outside investment in, or sale of all or a part of, the Cablecom group pursuant to the Cablecom credit facility will be possible on terms that are acceptable to the Cablecom lenders and/or favorable to NTL (or, if the Plan is consummated, NTL Euroco). In particular, in the current environment, there may be little or no value to NTL’s shareholding in the Cablecom group, which may result in NTL (or, if the Plan is consummated, NTL Euroco) receiving little or no consideration for its equity interest in the Cablecom group. Further, if a third party makes an investment in the Cablecom group there can be no assurance that NTL (or, if the Plan is consummated, NTL Euroco) will be able to maintain its power to direct the management of the Cablecom group.

Cablecom will become a part of NTL Euroco following the consummation of the Plan. Accordingly, if Cablecom is sold, assuming consummation of the Plan, NTL Euroco’s principal assets would be limited to Premium TV Limited and certain minority holdings.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for approximately $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL informed B2 and the other principal investors that it was not in a position to comply with this request for funding. The B2 investment agreement provides that if NTL fails to provide such funding, it might be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the B2 shareholders’ agreements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders were able and elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On October 4, 2002, NTL filed a motion with the Bankruptcy Court to reject the B2 investment agreement and shareholders’ agreements under section 365 of the Bankruptcy Code, and the Bankruptcy Court subsequently authorized NTL’s rejection of the agreements. On November 8, 2002, B2 and the remaining shareholders filed proofs of claim with the Bankruptcy Court asserting their right to recover: (1) more than $20 million from NTL in respect of the unpaid funding request, (2) unspecified damages for NTL’s failure to perform under the relevant agreements, and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements. Additionally, B2 and the remaining shareholders reserved their rights to avail themselves of any remedies under the investment and shareholders agreements and to take any actions to acquire NTL’s interest in B2, as described above. NTL intends to object to the proofs of claim filed by B2 and the remaining shareholders. The Bankruptcy Court will adjudicate the claims of B2 and the remaining shareholders and NTL’s defenses thereto. Upon consummation of the Plan, NTL Euroco will succeed to the rights and obligations of NTL described in this paragraph.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £19.0 million ($29.8 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £4.0 million ($6.3 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV Limited, NTL (Delaware), Inc. and NTL Incorporated agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV Limited and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV Limited, the Football League Limited agreed to release Premium TV Limited from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL (Delaware), Inc. from its guarantee of Premium TV Limited’s obligations and to release NTL Incorporated from the related undertaking. In return, Premium TV Limited agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL (Delaware), Inc. deposited £10.33 million into a designated single purpose account for use by Premium TV Limited to finance the provision of such services. Premium TV Limited and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. Following consummation of the Plan, Premium TV Limited will be an asset of NTL Euroco.

On November 12, 2002, three of NTL Incorporated’s wholly owned subsidiaries entered into a “support agreement” with the other limited partners of eKabel L.P. (the investment partnership through which NTL holds its equity stake in iesy), an informal committee holding in excess of a majority of the principal amount of the high-yield bonds of iesy and the NTL employees who have been seconded to work for iesy. At this time, the iesy companies are not parties to the support agreement, however the support agreement permits them to become parties at any time. The support agreement contemplates an in-or out-of-court restructuring of iesy Hessen GmbH and its subsidiaries. If the iesy restructuring is completed as contemplated by the support agreement, Brigadoon Ventures (one of the NTL subsidiaries) will receive a cash facilitation fee for its cooperation in the iesy restructuring (not in respect of its equity stake in iesy) of approximately $1.3 million, less its pro rata share of expenses incurred at the eKabel partnership level. If the iesy restructuring is completed and the cash facilitation fee is paid to Brigadoon Ventures, NTL would no longer have any equity stake or other investment in iesy and would receive no consideration for its equity stake in iesy. The support agreement imposes certain obligations on the parties, including restricting transfer of interests in iesy during the process, terminating the existing consulting

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

agreement between NTL and iesy, and reimbursing NTL for the secondment of NTL employees. If the support agreement is terminated or the iesy restructuring is not otherwise completed as contemplated by the support agreement, it is likely NTL Europe would receive little, if any, value for its equity stake in the iesy companies.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

Defaults under Indebtedness

Set forth below is a non-comprehensive description of defaults, as well as whether such defaults have led to an event of default or acceleration of indebtedness, with respect to our bank facilities and our outstanding notes, each as of May 8, 2002, the date of the Chapter 11 filings of the Debtors. As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of section 362 of the Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court.

Credit Facilities

Amount
		available/amount		Event of default/
		outstanding (as of	Defaults	acceleration
		September 30, 2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTLCL

1.	Working Capital Facility	Nil available $641.0 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

2.	Senior Credit Facility	Nil available $4,372.2 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Cablecom

3.	Term Loan Facility	Nil available $1,829.5 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire

4.	Revolving Facility	Nil available $714.9 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Outstanding Public Notes

		Amount outstanding		Event of default/
		(as of September 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTL Incorporated (NTL (Delaware), Inc.) co-obligor

1	5-3/4% Convertible Subordinated Notes due June 22, 2011	$100.0 million	Payment default of $2.5 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

NTL (Delaware), Inc.

2.	5-3/4% Convertible Subordinated Notes due December 15, 2009	$1,200.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Communications Corp.

3.	12-3/4% Senior Deferred Coupon Notes due 2005	$277.8 million	Payment default of $17.7 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

4.	11-1/2% Senior Deferred Coupon Notes due 2006	$1,050.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

5.	10% Senior Notes due 2007	$400.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

6.	9-1/2% Senior Sterling Notes due 2008, less unamortized discount	$195.8 million	Payment default of $8.6 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

7.	10-3/4% Senior Deferred Coupon Sterling Notes due 2008	$428.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

8.	9-3/4% Senior Deferred Coupon Notes due 2008	$1,193.3 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

9.	9-3/4% Senior Deferred Coupon Sterling Notes due 2009	$430.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

10.	11-1/2% Senior Notes due 2008	$625.0 million	Payment default of $35.9 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

11.	12-3/8% Senior Deferred Coupon Notes due 2008	$380.6 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire	Event of default/acceleration of entire amount

12.	7% Convertible Subordinated Notes due 2008	$489.8 million	amount outstanding Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

13.	9-1/4% Senior Euro Notes due 2006	$247.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

14.	9-7/8% Senior Euro Notes due 2009	$345.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

15.	11-1/2% Senior Deferred Coupon Euro Notes due 2009	$156.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

16.	11-7/8% Senior Notes due 2010, less unamortized discount	$491.5 million	Payment default of $29.7 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

17.	12-3/8% Senior Euro Notes due 2008, plus unamortized discount	$297.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

18.	6-3/4% Convertible Senior Notes due 2008	$1,150.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Triangle

19.	11.2% Senior Discount Debentures due November 15, 2007	$517.3 million	None	None

Diamond

20.	13-1/4% Senior Discount Notes due 2004	$285.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

21.	11-3/4% Senior Discount Notes due 2005	$531.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

22.	10-3/4% Senior Discount Notes due 2007	$420.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

23.	10% Senior Sterling Notes due 2008, issued by Diamond Holdings plc	$211.9 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace amount outstanding	Event of default/acceleration of entire amount

24.	9-1/8% Senior Notes due 2008, issued by Diamond Holdings plc	$110.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

Description of Outstanding Notes and Credit Facilities

The following summarizes the terms of the significant notes and credit facilities issued by the Company and its subsidiaries as of September 30, 2002. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current, except for the long term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

NTLCL:

(1)	Working Capital Facility, originally for £1,300.0 million ($2,041.0 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,385.5 million), of which £408.3 million ($641.0 million) was outstanding as of September 30, 2002. Interest payable at least every six months at LIBOR plus a margin rate of 7.00% per annum, which is subject to adjustment; effective interest rate of 11.26% at September 30, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; no undrawn amounts are available under this agreement;

(2)	Senior Credit Facility, of which £2,784.8 million ($4,372.2 million) was outstanding as of September 30, 2002; originally for £2,500.0 million ($3,925.0 million), dated May 30, 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.26% at September 30, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated September 26, 2001 which, inter alia, amended such Senior Credit Facility to make available a £200.0 million ($314.0 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 7.76% at September 30, 2002, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by £84.8 million ($133.2 million);

Communications Cable Funding Corp.:

(3)	DIP Facility of $630.0 million, of which $229.0 million was outstanding at September 30, 2002; interest payable in advance on the first day of each following month with respect to interest accruing during such month, each term loan bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11.00% per annum, with respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period, the unused portion of the commitment is subject to a commitment fee of 0.50% payable in advance, on the first day of each following month, principal and any accrued and unpaid interest is due in full no later that the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

NTL Communications:

(4)	12 3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(5)	11 1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(6)	10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(7)	9 1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($196.3 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(8)	10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($471.0 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(9)	9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(10)	9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($518.1 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(11)	11 1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(12)	12 3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(13)	7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

(14)	9 1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($247.0 million), interest payable semiannually from May 15, 2000;

(15)	9 7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($345.8 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(16)	11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($207.5 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(17)	11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(18)	12 3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of €300.0 million ($296.4 million), interest payable semiannually from August 1, 2001;

(19)	6 3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

NTL Triangle:

(20)	11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond:

(21)	13 1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option after September 30, 1999;

(22)	11 3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(23)	10 3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(24)	10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($211.9 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(25)	9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of September 30, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current, except for the long-term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Payments Due by Period

Contractual		Less than	1-3	4-5	After
Obligations	Total	1 Year	Years	Years	5 Years

		(in millions)
Long-Term Debt	$15,845.8	$230.0	$4,621.9	$3,368.8	$7,625.1

Capital Lease Obligations	198.4	7.1	13.9	13.2	164.2

Operating Leases	701.1	77.3	125.2	102.8	395.8

Unconditional Purchase Obligations	1,374.3	323.8	216.5	210.9	623.1

Other Long-Term Obligations	none

Total Contractual Cash Obligations	$18,119.6	$638.2	$4,977.5	$3,695.7	$8,808.2

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

The following table includes aggregate information about the Company’s commercial commitments as of September 30, 2002. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1-3	4-5	Over
Commitments	Committed	1 Year	Years	Years	5 Years

(in millions)
Guarantees	$30.0	$3.4	$14.2	$0.2	$12.2

Lines of Credit	none

Standby Letters of Credit	none

Standby Repurchase Obligations	none

Other Commercial Commitments	none

Total Commercial Commitments	$30.0	$3.4	$14.2	$0.2	$12.2

Consolidated Statements of Cash Flows

Cash provided by (used in) operating activities was $100.7 million and $(469.6) million in the nine months ended September 30, 2002 and 2001, respectively. Cash paid for interest exclusive of amounts capitalized in the nine months ended September 30, 2002 and 2001 was $375.4 million and $638.7 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $505.5 million in 2002 and $1,345.6 million in 2001 as a result of the continuing fixed asset purchases and construction. The Company will continue to minimize purchases of fixed assets in 2002 in an effort to conserve cash.

Proceeds from borrowings from NTL (Delaware), Inc. of $133.2 million in 2002 is the £90.0 million loan to NTL (UK) Group, Inc. Proceeds from borrowings, net of financing costs, of $662.8 million in 2002 includes $456.1 million borrowed under the NTLCL working capital facility, net of costs of $9.7 million and $229.0 borrowed under the Communications Cable Funding Corp. DIP facility, net of costs of $12.6 million.

Results of Operations

We provide a broad range of communication services, including: (i) consumer telecommunications and television, (ii) business telecommunications and (iii) broadcast transmission and other related services. The consumer telecommunications and television services comprise broadband services to consumer markets including residential telephone, analog and digital cable television, narrowband and broadband Internet access, and interactive services. Business telecommunications consists of broadband services to business markets, comprising business telecommunications, national and international carrier telecommunications, narrowband and broadband Internet services, and managed network services. The broadcast transmission and other services include digital and analog television and radio broadcast transmission services, satellite and media services for programmers, news agencies, sports broadcasters and production companies, and tower site rental and associated services to a variety of carriers operating wireless networks.

As expected, our growth in 2002 has been curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, cash constraints present many challenges to the successful execution of the business plan. We are conserving cash by minimizing capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. This effort is at an early stage although four franchise areas have been partially migrated through September 30, 2002. Although the new system does not yet support our full suite of services, we expect to substantially complete the project by the fourth quarter of 2003. The total project cost is estimated to be approximately £63.0 million, of which we have incurred approximately £14.2 million through September 30, 2002. We cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on customer service and on our costs of maintaining these systems going forward.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

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

We currently expect to incur restructuring charges in the fourth quarter of 2002 of approximately £20 million as part of our continuing effort to reduce operating costs and re-size certain business units. The charges will include employee severance and related costs and other costs to exit business activities.

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we have found it difficult to increase market share. We believe our recapitalization process and the general unfavorable climate for alternative telecom carriers affected our revenues in the first nine months of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have a significant effect on results of operations or cash flows in the first nine months of 2002.

There can be no assurance that we will successfully consummate the Plan in a timely manner in order to sustain our operations.

Ongoing reviews of certain balance sheet accounts have indicated that there may be provisions that may no longer be necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The process of making this determination is expected to be completed in the fourth quarter of 2002, and could result in at least an approximate £30 million increase in EBITDA for the twelve months ending December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, assumptions and judgments that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. Our determination of the amount of labor and overhead to capitalize in connection with the design and installation of fixed assets, and our recording of provisions for liabilities, requires the use of such estimates, assumptions and judgments.

As a result of capital constraints imposed on our business, we have been engaged in a process of reducing our expenditures in a variety of areas, including those related to expanding our customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of our business in 2002 in terms of headcount reduction and departmental reorganization, have caused us to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. This study is not sufficiently complete to book any changes, but is expected to be completed in the fourth quarter of 2002, and could result in up to approximate £45 million increase in expense (and the resulting equivalent reduction in EBITDA and fixed assets) for the twelve months ending December 31, 2002.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Three Months Ended September 30, 2002 and 2001

Consolidated revenues increased by 1.8% to $830.3 million in three months ended September 30, 2002, as compared to $816.0 million in the three months ended September 30, 2001. Consolidated revenues in UK pounds decreased to £534.5 million from £567.3 million.

In the three months ended September 30, 2002 and 2001, the United Kingdom accounted for 97.1% and 98.2%, respectively, and Ireland accounted for 2.9% and 1.8%, respectively, of total consolidated revenues.

In the three months ended September 30, 2002 and 2001, consumer telecommunications and television revenues were 63.1% and 64.1%, respectively, business telecommunications revenues were 27.3% and 27.2%, respectively, and broadcast transmission and other revenues were 9.6% and 8.7%, respectively, of total consolidated revenues.

Consumer telecommunications and television revenues increased to $524.0 million from $523.0 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased to £337.3 million from £363.6 million. The decrease in revenues was primarily due to the sale of part of our indirect access telephony business in October 2001 that accounted for £11.7 million of consolidated revenues in the three months ended September 30, 2001. Consumer telecommunications and television revenues have also been affected by a reduction in the customer base due to disconnects, lower telephony usage and fewer premium package television customers. This decrease was partially offset by price increases and upselling new services to customers.

Business telecommunications revenues increased to $226.3 million from $221.7 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased to £145.8 million from £154.2 million. In the three months ended September 30, 2001, we recognized approximately £8.0 million of deferred revenue due to the termination of a long-term contract. The reduction in revenue also results from a lack of major installations and orders and a decline in carrier revenues as compared to the three months ended September 30, 2001.

Broadcast transmission and other revenues increased to $80.0 million from $71.3 million. These revenues in UK pounds increased to £51.4 million from £49.5 million. The increase reflects the roll-out of digital radio services around the UK and the increased demand for wireless infrastructure by wireless services operators. We expect longer term growth in broadcast services to be driven primarily by contracts related to the increased demand for wireless infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) decreased to $383.6 million from $397.6 million primarily as a result of decreases in telephony interconnection and television programming costs. Operating expenses as a percentage of revenues declined to 46.2% in 2002 from 48.7% in 2001.

Selling, general and administrative expenses decreased to $189.9 million from $252.6 million, which reflects various cost savings efforts including restructurings announced in the third and fourth quarters of 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 22.9% in 2002 from 31.0% in 2001.

Other charges of $28.5 million in the three months ended September 30, 2002 include asset impairment charges of $26.6 million and restructuring charges of $1.9 million. Other charges of $27.9 million in the three months ended September 30, 2001 were for information technology integration and for business rationalization consulting. Asset impairment charges of $26.6 million in 2002 are non-cash charges to write-down certain fixed assets of our consumer segment to their estimated fair values based on its assessment that their carrying value was not recoverable. Restructuring charges of $1.9 million in 2002 include severance and related expenses of $1.6 million and agreement modification costs of $0.3 million.

We recognized non-cash compensation expense of $30.6 million in the third quarter of 2001 as a result of a modification of the expiration date of certain options to purchase NTL Incorporated common stock.

Corporate expenses increased to $290.9 million from $3.7 million as a result of non-cash charges of $287.7 million for allowances for potentially uncollectible receivables from NTL Incorporated and certain of its subsidiaries. Corporate expenses would otherwise have decreased due to a decrease in legal, accounting, other professional and employee related costs.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Depreciation expense increased to $385.6 million from $309.6 million primarily due to an increase in depreciation of telecommunications and cable television equipment.

Amortization expense decreased to $16.5 million from $288.3 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the three months ended September 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $276.1 million, would have been $12.2 million.

Interest expense decreased to $100.9 million from $303.1 million as a result of the application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the Plan, we do not intend to make future interest payments on our outstanding publicly traded notes, except notes issued by NTL Triangle (a non-debtor) and, upon emergence from the Chapter 11 proceedings, Diamond Holdings Limited. Our contractual interest for the three months ended September 30, 2002 was $369.2 million. The increase in contractual interest expense in 2002 as compared to 2001 is primarily due to additional borrowings under credit facilities and the increase in the accretion of original issue discount on certain deferred coupon notes subsequent to September 30, 2001. Interest of $178.5 million and $303.2 million was paid in cash in the three months ended September 30, 2002 and 2001, respectively.

Foreign currency transaction gains (losses) were gains of $22.1 million in the three months ended September 30, 2002 and losses of $14.1 million in the three months ended September 30, 2001. The change is primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Recapitalization items, net were $32.6 million in the three months ended September 30, 2002 including $9.5 million for employee retention related to substantially all of our UK employees and $23.9 million for financial advisor, legal, accounting and consulting costs. These costs are net of $0.8 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $26.0 million in additional recapitalization costs until we complete the process.

Net loss was $567.6 million and $809.2 million in the three months ended September 30, 2002 and 2001, respectively. This change was the result of the factors discussed above, particularly the $271.8 million reduction in amortization expense and the $202.2 million reduction in interest expense offset by the $287.2 million increase in corporate expenses.

Nine Months Ended September 30, 2002 and 2001

Consolidated revenues increased by 2.6% to $2,426.0 million in the nine months ended September 30, 2002, as compared to $2,363.4 million in the nine months ended September 30, 2001. Consolidated revenues in UK pounds decreased to £1,635.2 million from £1,643.2 million.

In the nine months ended September 30, 2002 and 2001, the United Kingdom accounted for 97.3% and 98.1%, respectively, and Ireland accounted for 2.7% and 1.9%, respectively, of total consolidated revenues.

In the nine months ended September 30, 2002 and 2001, consumer telecommunications and television revenues were 63.4% and 65.0%, respectively, business telecommunications revenues were 27.0% and 26.2%, respectively, and broadcast transmission and other revenues were 9.6% and 8.8%, respectively, of total consolidated revenues.

Consumer telecommunications and television revenues increased to $1,538.5 million from $1,537.1 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased to £1,039.9 million from £1,068.7 million. The decrease in revenues was primarily due to the sale of part of our indirect access telephony business in October 2001 that accounted for £42.5 million of consolidated revenues in the nine months ended September 30, 2001. Consumer telecommunications and television revenues have also been affected by a reduction in the customer base due to disconnects, lower telephony usage and fewer premium package television customers. This decrease was partially offset by price increases and upselling new services to customers.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Business telecommunications revenues increased to $655.6 million from $618.5 million primarily as a result of the acquisition of the assets and contracts of Viatel UK in the third quarter of 2001. Business telecommunications revenues in UK pounds increased to £443.2 million from £430.0 million. The increase in revenue was offset by a reduction in revenue from a lack of major installations and orders and a decline in carrier revenues as compared to the nine months ended September 30, 2001.

Broadcast transmission and other revenues increased to $231.9 million from $207.8 million. These revenues in UK pounds increased to £152.1 million from £144.5 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in our regulated services, and increases in satellite and media services used by broadcast and media customers. We expect longer term growth in broadcast services to be driven primarily by contracts related to the increased demand for wireless infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) decreased to $1,128.7 million from $1,180.3 million primarily as a result of decreases in telephony interconnection and television programming costs. Operating expenses as a percentage of revenues declined to 46.5% in 2002 from 49.9% in 2001.

Selling, general and administrative expenses decreased to $565.6 million from $775.1 million, which reflects various cost savings efforts including restructurings announced in the third and fourth quarters of 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 23.3% in 2002 from 32.8% in 2001.

Other charges of $32.2 million in the nine months ended September 30, 2002 include asset impairment charges of $26.6 million and restructuring charges of $5.6 million. Other charges of $53.2 million in the nine months ended September 30, 2001 were for information technology integration and for business rationalization consulting. Asset impairment charges of $26.6 million in 2002 are non-cash charges to write-down certain fixed assets of our consumer segment to their estimated fair values based on its assessment that their carrying value was not recoverable. Restructuring charges of $5.6 million in 2002 include severance and related expenses of $4.2 million, agreement modification costs of $0.3 million and costs of $1.1 million to shutdown a non-critical operation in the UK.

We recognized non-cash compensation expense of $30.6 million in the third quarter of 2001 as a result of a modification of the expiration date of certain options to purchase NTL Incorporated common stock.

Corporate expenses increased to $301.3 million from $13.8 million as a result of non-cash charges of $287.7 million for allowances for potentially uncollectible receivables from NTL Incorporated and certain of its subsidiaries. Corporate expenses would otherwise have decreased due to a decrease in legal, accounting, other professional and employee related costs.

Depreciation expense increased to $1,050.0 million from $923.6 million primarily due to an increase in depreciation of telecommunications and cable television equipment.

Amortization expense decreased to $46.9 million from $953.5 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the nine months ended September 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $898.4 million, would have been $55.1 million.

Interest expense decreased to $652.3 million from $895.7 million as a result of the application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the Plan, we do not intend to make future interest payments on our outstanding publicly traded notes, except notes issued by NTL Triangle (a non-debtor) and, upon emergence from the Chapter 11 proceedings, Diamond Holdings Limited. Our contractual interest for the nine months ended September 30, 2002 was $1,041.8 million. The increase in contractual interest expense in 2002 as compared to 2001 is primarily due to additional borrowings under credit facilities subsequent to September 30, 2001 and the issuance of new notes in May 2001. Interest of $413.7 million and $694.1 million was paid in cash in the nine months ended September 30, 2002 and 2001, respectively.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Foreign currency transaction (losses) gains were losses of $47.4 million in the nine months ended September 30, 2002 and gains of $4.3 million in the nine months ended September 30, 2001. The change is primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Recapitalization items, net were $95.8 million in the nine months ended September 30, 2002 including $28.3 million for employee retention related to substantially all of our UK employees and $68.4 million for financial advisor, legal, accounting and consulting costs. These costs are net of $0.9 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $26.0 million in additional recapitalization costs until we complete the process.

Net loss was $1,444.5 million and $2,443.9 million in the nine months ended September 30, 2002 and 2001, respectively. This change was the result of the factors discussed above, particularly the $906.6 million reduction in amortization expense and the $243.4 million reduction in interest expense offset by the $287.5 million increase in corporate expenses.

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

Recent Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

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

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

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

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net (loss) – as reported	$(567.6)	$(809.2)	$(1,444.5)	$(2,443.9)

Amortization of:

Goodwill	–	272.6	–	859.2

License acquisition costs	–	2.7	–	38.0

Other	–	0.8	–	1.2

	–	276.1	–	898.4

Net (loss) – as adjusted	$(567.6)	$(533.1)	$(1,444.5)	$(1,545.5)

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

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

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

NTL COMMUNICATIONS CORP. AND SUBSIDIARIES

	Three
	Months	Year	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending	Ending			Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	09/30/02

Long-term Debt Including Current Portion

U.S. Dollars

Fixed Rate	—	—	$285.1	$808.8	$1,050.0	$820.5	$5,142.1	$8,106.5	$1,857.4

Average Interest Rate			13.25%	12.09%	11.50%	10.38%	9.60%

U.K. Pound

Fixed Rate	—	—	—	—	—	—	£890.0	£890.0	£198.6

Average Interest Rate							10.09%

Average Forward Exchange Rate							1.4438

Euro

Fixed Rate	—	—	—	—	€250.0	—	€860.0	€1,110.0	€147.5

Average Interest Rate					9.25%		11.14%

Average Forward Exchange Rate					.9042		.9160

U.S. Dollars

Variable Rate	$229.0	—	—	—	—	—	—	$229.0	$229.0

Average Interest Rate	11.00%

U.K. Pound

Variable Rate	—	—	£90.0 LIBOR	£2,494.8 LIBOR	£408.3 LIBOR	—	—	£2,993.1	£2,993.1

Average Interest Rate			plus 2.0%	plus 2.0%	plus 7.0%

Average Forward Exchange Rate			1.4264	1.4245	1.4265

U.K. Pound

Variable Rate	—	—	—	—	£20.0 LIBOR	£40.0 LIBOR	£140.0 LIBOR	£200.0	£200.0

Average Interest Rate					plus 3.5%	plus 3.5%	plus 3.5%

Average Forward Exchange Rate					1.4265	1.4308	1.4369

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

RISK FACTORS

We currently have limited liquidity. If we are unable to consummate the Plan, and cannot otherwise complete a successful recapitalization, there is substantial doubt about our ability to continue as a going concern.

We have limited liquidity. We do not currently have access to our historic sources of liquidity in the capital markets and our credit facilities are either fully drawn or we are currently unable to access remaining undrawn amounts. As a consequence of these conditions, we identified the need to restructure our outstanding debt and/or raise new funds through the implementation of a recapitalization. The recapitalization is intended to be effected through consummation of the Plan. On September 5, 2002, the Bankruptcy Court confirmed the Plan. Consummation of the Plan remains subject to the satisfaction or waiver of certain conditions.

The successful consummation of the Plan is not assured as it will require NTL to satisfy certain conditions, including obtaining exit financing, which is not assured.

The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for New NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although we are currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that we will be able to reach final agreement on terms or that the requisite agreement to such terms will be obtained from the lenders under NTL’s UK credit facilities. Similarly, there can be no guarantee we will be able to obtain acceptable modifications to our UK bank facilities. If these agreements cannot be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. If that were to happen, the Debtors would continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all. Our DIP facility matures on December 1, 2002. In light of our limited liquidity we could not sustain our current operations in Chapter 11 for an extended period unless the DIP lenders agreed to extend the maturity of the DIP facility or an alternative source of financing becomes available. If a liquidation would then be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

We are in default under our credit facilities.

There are continuing events of default under NTL’s UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under our credit facilities to accelerate repayment. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security.

We did not pay interest due on some of our outstanding notes and we do not plan to make future interest payments on most of our outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees beginning on April 1, 2002. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL (Triangle) LLC. As a result of the Chapter 11 filings, this debt is immediately due and payable.

We have no current availability to borrow under our existing credit facilities.

We have no current ability to borrow under our existing UK credit facilities, as we have borrowed the full amounts available. With respect to the Cablecom credit facility, the term tranche is fully drawn and the revolving tranche has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite percentage of lenders under the facility. The Cablecom credit facility is due to be repaid on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom will be unable to repay the facility which will have a material adverse effect on its business.

It is likely we will lose our net operating loss carryforwards for U.S. income tax purposes in connection with the consummation of the Plan.

Consummation of the Plan, which includes a restructuring of our debt, can be expected to give rise to cancellation of indebtedness (“COD”), which in the course of a proceeding pursuant to Chapter 11, would be non-taxable. If the COD is non-taxable, we will be required to reduce our net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful consummation of the Plan, we will have no U.S. net operating loss carryforwards.

Uncertainty over our financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding our financial condition, our Chapter 11 bankruptcy filing and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if we successfully consummate the Plan, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

In addition, this uncertainty may have adversely affected our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of our directors and senior managers, which could adversely affect the operation of our business.

Our senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future, particularly if we are unsuccessful in consummating the Plan. This has diverted their time and resources from managing the operations of our business. If our senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

Historically, construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to continue to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Our growth has been curtailed by funding constraints.

We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints and expect to further reduce capital expenditures during 2003. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to meet liquidity requirements during 2003. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our consumer business in the UK, we expect customers to decrease in 2002. Difficulties in obtaining additional funding will likely hamper our ability to connect new customers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

We have experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to our network. One of our biggest challenges as we have grown has been to limit our customer churn and the successful implementation of our business plan depends upon a reduction in the percentage of our customers that stop using our services. Factors contributing to increase of churn during 2001 included the continued integration of our acquisition of the UK consumer cable television business from Cable and Wireless plc, the existence of multiple billing systems, the introduction of digital television and our decision to disconnect some of our poor paying customers.

In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across our entire network. We do not as yet have an integrated billing and operational platform. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. We expect to substantially complete the project by the fourth quarter of 2003. The total project cost is estimated to be approximately £63.0 million, of which we have incurred approximately £14.2 million through September 30, 2002. If the full integration is not successful, we could experience an adverse effect on customer service and on our costs of maintaining these systems going forward.

Our ability to reduce churn could also be adversely affected by the recently launched digital terrestrial television service offered by BskyB and the BBC in the UK.

Another part of our strategy to reduce churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing consumer customer base will adversely impact our revenue and results of operations.

A significant component of our strategy is to successfully market broadband products to our existing consumer customer base. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our results of operations will be adversely affected.

One of our subsidiaries is involved in legal proceedings that could have a significant adverse effect on our cash flows.

National Transcommunications Limited, a wholly-owned indirect subsidiary of NTL Communications Corp., has been in discussions with Vodafone Limited relating to the pricing of transmission services which National Transcommunications Limited has been providing to Vodafone Limited. Thus far the parties have been unable to agree upon a settlement. Vodafone Limited has commenced proceedings seeking recovery of amounts which they allege are excess annual rental paid for the services, and a reduction in the continuing annual rental for the duration of the transmission contract. It is possible that if such a claim were successful, it could have an adverse effect on NTL’s results of operations, financial position and cash flows. NTL intends to vigorously defend the claim and believes that, in the event of litigation, it would have good defenses to any claim.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

We are dependent upon a small number of key personnel.

A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering most of those key executive officers. Following consummation of the Plan, New NTL and NTL Euroco expect to enter into employment agreements with certain of their senior officers which will include non-compete undertakings and severance payment provisions.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

Our principal business activities in the UK, the Republic of Ireland and Switzerland and the activities of the companies in which we have investments in Germany, France and Sweden are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

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

The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Cablecom and the operations in which we have an interest in France, Germany and Sweden intend to introduce voice over Internet protocol, or VoIP, voice telephony services across their networks. Customer demand for this service is uncertain as customers may not readily switch from their current telephony service, especially if the quality of the service is not or is perceived not to be comparable to other telephony services. Similarly, our investments in other new services such as those related to the 3G mobile network may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

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

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

We currently do not have surplus available under Delaware law to pay dividends on or to redeem our capital stock.

Under Delaware law, unless a corporation has available surplus it cannot declare or pay dividends on or redeem its capital stock, including its preferred stock. As of and for the year ended December 31, 2001, we have written down the carrying value of some of our assets, particularly goodwill. This write down has left us without available surplus under Delaware law and means that we are unable to declare or pay dividends on or redeem any of our capital stock, including our preferred stock, until such time as we again have available surplus. In any event, if the Plan is consummated, all of our currently outstanding shares of common and preferred stock will be cancelled, which will result in the extinguishing of the foregoing rights.

We have never paid cash dividends on our common stock. In addition, the payment of any dividends by us in the future will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and the general financial condition of our subsidiaries.

Furthermore, the indentures governing NTL Communications Corp.’s non-convertible senior notes and the indentures governing the outstanding notes issued by Diamond Cable Communications Limited, Diamond Holdings Limited and NTL (Triangle) LLC impose limitations on the payment of dividends to us and consequently limit amounts available for us to pay dividends on our common stock. Further, the terms of our subsidiaries’ credit facilities restrict, and the terms of other future indebtedness of our subsidiaries may generally restrict the ability of some of our subsidiaries to distribute earnings to NTL Incorporated or make other payments to NTL Incorporated. The terms of an exit facility likely will have similar types of restrictions.

Some provisions of the agreements governing our indebtedness and the indebtedness of our subsidiaries and certain provisions of NTL Incorporated’s certificate of incorporation could delay or prevent transactions involving a change of control of NTL.

Provisions of the agreements governing our outstanding indebtedness and the indebtedness of our subsidiaries, which either require such indebtedness to be repaid or give the holder the option to require repayment, could have the effect of delaying or preventing transactions involving a change of control of NTL and its subsidiaries, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of stockholders of NTL Incorporated to approve transactions that they may deem to be in their best interest. This will continue to be the case after consummation of the Plan in relation to both New NTL and NTL Euroco under the terms of their then outstanding indebtedness.

Our certificate of incorporation and stockholders rights plan contain provisions which may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of NTL.

If the Plan is consummated, the certificates of incorporation of the two resulting companies (New NTL and NTL Euroco) will have similar provisions.

NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Holdings Limited, Diamond Cable Communications Limited and NTL (Triangle) LLC are holding companies that are dependent upon receipt of sufficient funds from their subsidiaries or parent companies to meet their obligations — their ability to access that cash flow may be limited in some circumstances.

NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications, Diamond Holdings and NTL (Triangle) LLC are holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries and affiliated joint ventures. Each of these companies depends upon the receipt of sufficient funds from their subsidiaries or their respective parent companies to meet their respective obligations. The terms of existing indebtedness of their respective subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized generally limit the payment of dividends, loan repayments and other distributions to them, subject in some cases to exceptions that allow them to service indebtedness in the absence of specified defaults.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

NTL Incorporated’s common stock has been suspended from the New York Stock Exchange due to the failure to meet the $1 average closing price requirement and the minimum market capitalization requirements; there may not be a liquid market for NTL Incorporated’s common stock and NTL Incorporated’s common stock could be a “penny stock” as that term is defined in the Exchange Act.

On March 28, 2002, NTL Incorporated’s common stock was suspended from trading on the NYSE, which was followed by the delisting of NTL Incorporated’s common stock. NTL Incorporated’s common stock began trading on the over-the-counter bulletin board effective April 1, 2002, and is currently trading there under the symbol “NTLDQ.OB”. However, there can be no assurance that a liquid market will continue to exist for NTL Incorporated’s common stock on the OTC bulletin board. Pursuant to the Plan, NTL Incorporated’s currently outstanding common stock will be cancelled upon effectiveness of the Plan.

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

Furthermore, as a result of NTL Incorporated’s suspension from the New York Stock Exchange, NTL Incorporated’s common stock could be a “penny stock” as that term is defined in the Exchange Act. Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations including disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase. Because of these additional obligations, some brokers will not effect transactions in “penny stocks”, which could have an adverse effect on the liquidity of the security and make buying or selling it more difficult.

NTL has received a conditional approval to have the shares of common stock and Series A warrants of New NTL quoted on the Nasdaq National Market upon consummation of the Plan. However, this approval is conditioned upon, among other things, New NTL’s ability to meet the $5.00 minimum bid requirement of the Nasdaq National Market listing requirements on the first day of trading. There can be no assurance that this requirement will be met, or that in the future New NTL will be able to meet the continued listing requirements of the Nasdaq National Market.

NTL currently expects that the NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. There may be no trading market for the common stock and preferred stock of NTL Euroco.

Defense of putative class action suits filed against NTL Incorporated and certain of its officers could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated’s securities, in addition to another suit filed by a shareholder based on similar allegations, may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The Plan provides for the discharge under the Bankruptcy Code of all claims arising out of the remaining suits against NTL Incorporated if the Plan is consummated. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the Plan is consummated. If the claims against these officers are not resolved, defense of such suits may divert the officers’ time and resources from managing the operations of NTL’s business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

Risk Factors relating to NTL Euroco

If the Plan is consummated, the common stock of NTL Incorporated will be cancelled and holders of various NTL securities will receive new shares of common stock of NTL Euroco. Pursuant to the Plan, NTL Euroco will hold the current continental European assets of NTL as well as certain UK and other assets. The following describes risks related to the primary continental European investments of NTL, which will become NTL Euroco’s primary assets upon consummation of the Plan.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

Risk Factors relating to Cablecom

Sale of or outside investment in the Cablecom group

As part of the agreement reached with the Cablecom lenders, NTL Cablecom Holding GmbH and/or Cablecom and/or NTL (Delaware), Inc. have agreed to approve any outside investment in, or sale of all or a part of, the Cablecom group, which is acceptable to the Cablecom lenders.

Under such agreement, if a sale of all or a part of the Cablecom group is consummated on or before August 31, 2003, the Cablecom lenders will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and related finance documents and other expenses and taxes of the sale.

There can be no assurance that any outside investment in, or sale of all or a part of, the Cablecom group pursuant to the Cablecom credit facility will be possible on terms that are acceptable to the Cablecom lenders and/or favorable to NTL. In particular, in the current environment, there may be little or no value to NTL’s shareholding in the Cablecom group, which may result in NTL receiving little or no consideration for its equity interest in the Cablecom group. Further, if a third party makes an investment in the Cablecom group there can be no assurance that NTL will be able to maintain its ability to direct the management of the Cablecom group.

If Cablecom is sold, and the Plan has been consummated, NTL Euroco would become a holding company whose principal assets are Premium TV Limited and certain minority holdings. NTL Euroco would not have the ability to direct the management of the minority holdings and there can be no assurance that NTL (or, in the future, NTL Euroco) will be able to maintain its current shareholdings in those companies.

Cablecom’s growth and its ability to implement its business strategy have been curtailed by funding restraints

Given NTL’s limited liquidity and its reorganization process, Cablecom has had to considerably reduce the expenditures necessary to implement its business strategy, resulting in a delay in implementing that strategy. In addition, Cablecom has had to significantly reduce its expenditures on upgrading its network, delaying completion of the upgrade program.

Repayment of Cablecom credit facility

Under the terms of the Cablecom credit facility, no further funding is available to Cablecom without the consent of the Cablecom lenders. The Cablecom credit facility is repayable on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom would be unable to meet such a demand, and this would have a material adverse effect on its business and that of NTL (or, if the Plan is consummated, NTL Euroco).

There are also currently a number of subsisting events of default which would entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to do so by a group of Cablecom lenders holding at least 66-2/3% in aggregate of the loan. See “Bank Waivers” for the proposal to have the Cablecom lenders waive the outstanding events of default by the effective date of the Plan.

Cablecom may become “overindebted” under Swiss law in the future

Under Swiss law, if a company’s liabilities exceed its assets, the company will be deemed to be “overindebted”. If Cablecom or any of its subsidiaries were to become overindebted, this would constitute an event of default under the Cablecom credit facility, which would entitle the lenders to accelerate repayment. In addition, under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness. As of December 31, 2001, Cablecom’s and seven of its direct and indirect subsidiaries’ liabilities exceeded their respective assets, and those entities were deemed to be overindebted. The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged, but the overindebtedness issue was ameliorated in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies. Future

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

developments in Cablecom’s business, as well as external factors, could result in a reemergence of the overindebtedness issue under Swiss law. In particular, the Cablecom credit facility is due for repayment on April 30, 2003 and it will not be possible to repay the facility without substantial investment from a third party or further borrowing.

Proceedings before the Swiss Price Regulator

At present, Cablecom is involved in proceedings before the Swiss Price Regulator who is attempting to regulate the prices charged for basic television service provided by Cablecom. Cablecom is currently in negotiations with the Swiss Price Regulator with respect to a possible settlement of this matter. There can be no guarantee that these negotiations will be successful. In the event that Cablecom is unable to reach an acceptable settlement, the Swiss Price Regulator may choose to issue a final order requiring Cablecom to lower the prices it currently charges for basic television service. Cablecom believes that it has a number of alternatives available to it to prevent or delay such a price decrease, and intends to enforce vigorously these alternatives. If Cablecom is unsuccessful in its attempt to prevent or delay a price decrease, however, it will be forced to lower its prices, which may have a severe negative impact on Cablecom’s revenues and may have a material adverse effect on its business.

Risk Factors relating to NTL’s investment in iesy

Additional financing requirements for iesy

iesy may require substantial amounts of additional capital to complete its network rollouts and upgrades, and its ability to obtain that financing will depend, in part, on its ability to access the capital markets, which will be subject not only to the performance of its business and prospects, but to conditions in the capital markets generally. Further, if iesy were to issue additional equity securities, it is likely that NTL will not be able to participate in such issuance, which could lead to substantial dilution. In addition, there can be no assurance that iesy will meet the conditions precedent to access additional funds under its credit facility or that it will be in compliance with the covenants under its debt agreements.

Restructuring of iesy financings

iesy has engaged an advisor to assist it in the restructuring of its capital structure. There can be no assurance that its restructuring efforts will be successful. iesy will evaluate on a continuing basis its strategic alternatives and the most efficient use of iesy’s capital, including, without limitation and depending on market conditions, debt and/or equity financing and purchasing, restructuring, recapitalizing, refinancing or by other means reducing its debt, in each case subject to the restrictions contained in the indenture governing iesy’s notes and its credit facility. Unless iesy is able to restructure or otherwise refinance its indebtedness, renegotiate its credit facility, and/or obtain alternative means of financing on acceptable terms, iesy may not have sufficient funds for the operation of its business or for payment of interest and principal on its indebtedness as it becomes due, and iesy may become insolvent. Even if iesy’s restructuring efforts are successful, there may be little or no value to NTL’s equity investment, which could be substantially diluted or eliminated.

On November 12, 2002, three of NTL Incorporated’s wholly owned subsidiaries entered into a “support agreement” with the other limited partners of eKabel L.P. (the investment partnership through which NTL holds its equity stake in iesy), an informal committee holding in excess of a majority of the principal amount of the high-yield bonds of iesy and the NTL employees who have been seconded to work for iesy. At this time, the iesy companies are not parties to the support agreement, however the support agreement permits them to become parties at any time. The support agreement contemplates an in-or out-of-court restructuring of iesy Hessen GmbH and its subsidiaries. If the iesy restructuring is completed as contemplated by the support agreement, Brigadoon Ventures (one of the NTL subsidiaries) will receive a cash facilitation fee for its cooperation in the iesy restructuring (not in respect of its equity stake in iesy) of approximately $1.3 million, less its pro rata share of expenses incurred at the eKabel partnership level. If the iesy restructuring is completed and the cash facilitation fee is paid to Brigadoon Ventures, NTL would no longer have any equity stake or other investment in iesy and would receive no consideration for its equity stake in iesy. The support agreement imposes certain obligations on the parties, including restricting transfer of interests in iesy during the process, terminating the existing consulting agreement between NTL and iesy, and reimbursing NTL for the secondment of NTL employees. If the support agreement is terminated or the iesy restructuring is not otherwise completed as contemplated by the support agreement, it is likely NTL Europe would receive little, if any, value for its equity stake in the iesy companies.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

iesy may become “overindebted” under German law in the future iesy has performed a valuation analysis to determine whether it is “overindebted” under German law and concluded that iesy, as a legal entity, was not overindebted at the end of May 2002. In November 2002, an additional overindebtedness analysis was commenced. Under German law, if a company is determined to be overindebted or illiquid it must file insolvency proceedings within three weeks. If delays occur in the iesy restructuring process or network upgrade or product introduction or if market acceptance of new products and services is not as high as expected, future cash flows could be negatively impacted. iesy has not given any assurances or predictions that it would not then become insolvent due to overindebtedness or illiquidity in the future.

Risk Factors relating to NTL’s Investment in B2

Implications of rejection of NTL’s investment agreement with B2

On April 15, 2002, a funding request for approximately $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL informed B2 and the other principal investors that it was not in a position to comply with this request for funding. The B2 investment agreement provides that if NTL fails to provide such funding, it might be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the B2 shareholders’ agreements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders were able and elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On October 4, 2002, NTL filed a motion with the Bankruptcy Court to reject the B2 investment agreement and shareholders’ agreements under section 365 of the Bankruptcy Code, and the Bankruptcy Court subsequently authorized NTL’s rejection of the agreements. On November 8, 2002, B2 and the remaining shareholders filed proofs of claim with the Bankruptcy Court asserting their right to recover: (1) more than $20 million from NTL in respect of the unpaid funding request, (2) unspecified damages for NTL’s failure to perform under the relevant agreements, and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements. Additionally, B2 and the remaining shareholders reserved their rights to avail themselves of any remedies under the investment and shareholders agreements and to take any actions to acquire NTL’s interest in B2, as described above. NTL intends to object to the proofs of claim filed by B2 and the remaining shareholders. The Bankruptcy Court will adjudicate the claims of B2 and the remaining shareholders and NTL’s defenses thereto.

Risk Factors relating to the Securities of NTL Euroco if the Plan is Consummated

NTL Euroco common stock may have little if any equity value and so could be worthless

THE VALUE OF THE COMMON EQUITY OF NTL EUROCO WILL BE HIGHLY UNCERTAIN. ANY INVESTMENT IN ITS COMMON STOCK WILL BE HIGHLY SPECULATIVE. There has been a significant deterioration in valuations of assets similar to the assets which will be owned by NTL Euroco and those companies in which it will have minority investments. In addition, the principal companies in which NTL Euroco will have an interest, namely Cablecom (wholly owned) and iesy and B2 (minority interests), also have substantial levels of indebtedness.

Holders of shares of NTL Euroco common stock and preferred stock may have substantial difficulty in selling those shares

There may be no trading market for the common stock and the preferred stock of NTL Euroco. The NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. Prices for the NTL Euroco common stock and preferred stock may be quoted on the Over-the-Counter Bulletin Board or the Pink Sheets. However, securities whose prices are quoted on the Over-the-Counter Bulletin Board or the Pink Sheets do not enjoy the same liquidity as securities that trade on a recognized exchange. As a consequence, although prices for the NTL Euroco common stock and preferred stock may be quoted on the Over-the-Counter Bulletin Board or the Pink Sheets, there may be limited trading activity in those securities resulting in volatile prices and difficulty in selling or otherwise disposing of such shares.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

The NTL Euroco preferred stock will have a significant preference over the NTL Euroco common stock

The NTL Euroco preferred stock will have significant rights and preferences over the NTL Euroco common stock. In addition to entitlement to a mandatory $25 million redemption payment immediately after the effective date of the Plan, to the extent unredeemed, in a liquidation of NTL Euroco, holders of Preferred Stock would be entitled to payment of a liquidation preference in full before any distribution could be made to holders of NTL Euroco common stock. In that event, it is likely that there would be no assets available for distribution to holders of NTL Euroco common stock who would receive no recovery. The NTL Euroco preferred stock will also have other rights not available to holders of the NTL Euroco common stock.

NTL Euroco may not be able to pay dividends on or redeem the Preferred Stock

Following the Plan’s consummation, NTL Euroco may not have available surplus as determined under Delaware law and thus may be unable to pay dividends on or redeem any of its capital stock, including the Preferred Stock, unless and until such time as NTL Euroco has available surplus.

Forced sales of NTL Euroco’s assets or restructurings of those assets could have a detrimental effect on NTL Euroco

NTL Euroco will hold as its assets NTL’s continental European assets and its investments in a number of joint ventures and other companies. Under the terms of the agreements governing most of these ventures are provisions that, in some circumstances, could require NTL Euroco to sell or otherwise forfeit its stake in the venture. In some cases, despite a forced sale or forfeiture, NTL Euroco (or its applicable subsidiaries) could still be required to fulfill pre-committed funding obligations. Any such forced sales or forfeitures could have material adverse consequences to NTL Euroco. Furthermore, a number of these holdings are currently being restructured and may be sold. Consequently, they may not bring any material value to NTL Euroco. In addition, the lenders under the Cablecom credit facility require steps to be initiated towards the sale of all, or part of, or an investment in, the Cablecom group. There can be no assurance that any such sale or outside investment in Cablecom will occur on terms which generate incremental liquidity for NTL Euroco, if at all.

NTL Euroco will have limited liquidity raising substantial doubt about NTL Euroco’s ability to continue as a going concern

NTL Euroco will be a holding company with no independent operations or significant assets other than its investments in its subsidiaries and affiliated joint ventures. The terms of existing and future indebtedness of the respective subsidiaries and affiliated joint ventures and the laws of the jurisdictions under which those subsidiaries are organized may limit NTL Euroco’s ability to receive payment of dividends, loans and loan repayments and other distributions from its subsidiaries and affiliated joint ventures. It is anticipated that NTL Euroco will require substantial financing to continue operations because, among other things, the Cablecom credit facilities of $2,544.4 million at September 30, 2002 become repayable on April 30, 2003. There can be no assurance that NTL Euroco or any of its subsidiaries will be able to raise sufficient funds to meet their liquidity requirements following consummation.

Funding obligations with respect to New NTL liabilities

Following the consummation of the Plan, subject to agreement being reached to the contrary, NTL Euroco (and certain subsidiaries) will continue to guarantee the obligations of certain companies in New NTL relating to ordinary course contracts and leasehold property. NTL Euroco can give no assurance that those companies will meet their obligations under relevant contracts and leases. If those companies fail to meet their obligations, NTL Euroco may be liable to pay sums to cover the liability of those companies within the New NTL group.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (the “Plan”). NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan.

NTL Incorporated and certain of its officers have been named as defendants in a number of purported securities class action lawsuits. The complaints in those cases generally allege that the defendants failed to accurately disclose NTL’s financial condition, finances and future prospects in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. NTL does not know of any facts that would support these allegations, and defendants intend to defend the lawsuits vigorously. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York. As a result of the voluntary filing of a petition under Chapter 11 of the United States Bankruptcy Code, the cases may not currently proceed against the Company itself. Moreover, the Plan provides for a discharge and for releases that effectively bar the suits from continuing against the Company following consummation. However, the executives named in the suits continue to be defendants in the suits and will continue as such following consummation.

National Transcommunications Limited, a subsidiary of NTL Incorporated, has been in discussions with Vodafone Limited relating to the pricing of transmission services which National Transcommunications Limited has been providing to Vodafone Limited. Thus far the parties have been unable to agree on a settlement. Vodafone Limited has commenced proceedings seeking recovery of amounts which they allege are excess annual rent paid for the services, and a reduction in the continuing annual rental for the duration of the transmission contract. It is possible that if such a claim were successful, it could have an adverse effect on NTL’s financial position. NTL has instructed solicitors to vigorously defend the claim and believes that, in the event of litigation, it would have good defenses to any claim.

The Company is involved in certain other disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The description of the Plan contained in Management’s Discussion and Analysis under the caption “The Plan” sets forth the effect that consummation of the Plan would have on NTL’s outstanding securities.

The description in Management’s Discussion and Analysis under the caption “Inability to Pay Dividends On or Redeem Preferred Stock” describes limitations on NTL Incorporated’s ability to pay dividends.

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

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

DEFAULTS ON HIGH YIELD AND CONVERTIBLE NOTES

Payment Defaults

The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. The Company and its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:
NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% noted due 2010	$29.7 million
	Total	$74.2 million

April 15, 2002:
NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

May 15, 2002:
NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million
NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million
NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million
	Total	$65.0 million

June 15, 2002:
Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million
NTL Communications Corp.	7% notes due 2008	$17.1 million
	Total	$48.3 million

August 1, 2002:
NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million
NTL Communications Corp.	12-3/8% notes due 2008	$18.3 million
Diamond Holdings Limited	10% notes due 2008	$10.5 million
Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million
	Total	$94.2 million

August 15, 2002
NTL Communications Corp.	10% notes due 2007	$20.0 million
Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million
	Total	$42.6 million

September 30, 2002
Diamond Cable Communications Limited	13-1/4% notes due 2004	$18.9 million

October 1, 2002
NTL Communications Corp.	9-1/2% notes due 2008	$9.3 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% noted due 2010	$29.7 million
	Total	$74.9 million

October 15, 2002
NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

In accordance with the Plan, NTL does not intend to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s other indentures, except for the NTL Triangle indenture, and under the Company’s UK credit facilities.

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

Principal

As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the United States Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. As a result of the default and acceleration resulting from the Chapter 11 filing, as of September 30, 2002:

•	NTL Communications Corp. is in default in respect of an aggregate of $8,272.7 million in principal amount of debt; and

•	Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,558.5 million in principal amount of debt.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K, dated September 6, 2002, reporting under Item 3, Bankruptcy or Receivership, that the Bankruptcy Court entered an order confirming the Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, filed on July 15, 2002 (as modified on September 5, 2002).

No financial statements were filed with this report.

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL COMMUNICATIONS CORP.

Date: November 13, 2002	By:	/s/ Barclay Knapp

Barclay Knapp President and Chief Executive Officer

Date: November 13, 2002	By:	/s/ Gregg N. Gorelick

Gregg N. Gorelick Vice President-Controller (Principal Accounting Officer)

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

FORM OF CERTIFICATION FOR
QUARTERLY REPORTS ON FORM 10-Q

I, Barclay Knapp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NTL Communications Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ J. Barclay Knapp

Barclay Knapp Chief Executive Officer

NTL Communication Corp. (Debtor-in-Possession) and Subsidiaries

FORM OF CERTIFICATION FOR
QUARTERLY REPORTS ON FORM 10-Q

I, John F. Gregg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NTL Communications Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	s/ John F. Gregg

John F. Gregg Chief Financial Officer