Form 10-K
period 2002-12-31
NTL INC
filed 2003-03-31
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 0-22616

NTL Incorporated

(On January 10, 2003, the name of the registrant was changed from NTL Communications Corp. to NTL Incorporated.)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 110 East 59th Street, New York, New York (Address of Principal Executive Office)	52-1822078 (I.R.S. Employer Identification No.) 10022 (Zip Code)

(212) 906-8440
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Warrants to purchase shares of Common Stock
Stockholder Rights accompanying each share of Common Stock

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    No   X

     In reliance on Rule 12b-25 of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K does not include (i) the certifications required by section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act, or (ii) in Item 15 the financial statements and related notes and financial statement schedules of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001, and for the three years ended December 31, 2002 required by Rule 3-10 of Regulation S-X.

     Until the consummation of its restructuring on January 10, 2003, the Registrant was a indirect wholly-owned subsidiary of NTL Incorporated (now NTL Europe, Inc.) and there was no market for the Company’s common stock. Upon completion of the restructuring, the Registrant’s common stock and Series A warrants were listed and currently trade on the Nasdaq National Market under the symbols “NTLI” and “NTLIW”, respectively.

     As of March 28, 2003, there were 50,500,969 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding, excluding shares of the Registrant’s common stock issuable upon the exercise of Series A warrants to purchase 8,750,496 shares of the Registrant’s common stock and an aggregate of 83,245 shares of the Registrant’s common stock issued in escrow to certain of the Registrant’s executive officers pursuant to their employment agreements.

     The aggregate market value of the Registrant’s voting stock held by non-affiliates as of March 27, 2003, based on the closing price for the Registrant’s common stock on the Nasdaq National Market on such date, was approximately $371.8 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes   X   No

DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement for the 2003 Annual Meeting of Stockholders of NTL Incorporated is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report.

IMPORTANT EXPLANATORY NOTE REGARDING THE OMISSION FROM THIS REPORT PURSUANT TO RULE 12B-25 OF CERTIFICATIONS AND CERTAIN FINANCIAL STATEMENTS REQUIRED BY RULE 3-10 OF REGULATION S-X

Pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are omitting certain information within the control of third parties from this Form 10-K for the year ended December 31, 2002 which is intended to be filed by amendment when such information is available.

During the period ended December 31, 2002, we had outstanding two series of registered convertible notes, our 7% Convertible Subordinated Notes due 2008 (the 7% Notes”) and our 6-3/4% Convertible Senior Notes due 2008 (the “6-3/4% Notes” and, together with the 7% Notes, the “Convertible Notes”). The Convertible Notes were cancelled under our joint plan of reorganization (the “Plan”), which was consummated on January 10, 2003, and are thus no longer outstanding. The 7% Notes were co-obligations of NTL Europe, Inc. and NTL (Delaware), Inc. and the 6-3/4% Notes were co-obligations of NTL Europe, Inc. NTL (Delaware), Inc. is a wholly owned subsidiary of NTL (Europe), Inc. and is not a subsidiary of ours.

Because the Convertible Notes were outstanding as of December 31, 2002, Rule 3-10 of Regulation S-X requires our Annual Report on Form 10-K for the period ended December 31, 2002 to include consolidated balance sheets for each of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001 and consolidated statements of operations and cash flows of each of NTL Europe, Inc. and NTL (Delaware), Inc. for the years ended December 31, 2002, 2001 and 2000 and the related notes and financial statement schedules (collectively, the “Co-obligor Financial Statements”).

Since the consummation of the Plan, we are no longer affiliated with NTL Europe, Inc. or NTL (Delaware), Inc. As a consequence, we must rely on these two unaffiliated companies to cooperate in the preparation, audit and filing of the Co-obligor Financial Statements for this Form 10-K. We have formally requested such cooperation from NTL Europe, Inc. and NTL (Delaware), Inc. Although those companies have informed us that they intend to cooperate in the provision of the Co-obligor Financial Statements, they informed us that they would be unable to provide the relevant information in time to enable us to include the Co-obligor Financial Statements in this Form 10-K, which was due to be filed by March 31, 2003.

As a result, it has not been possible without unreasonable effort or expense for us to include the Co-obligor Financial Statements in this Form 10-K and still file in a timely manner. Accordingly, that information has been omitted from this filing in accordance with Rule 12b-25 of the Exchange Act. Solely because of the omission of the Co-obligor Financial Statements, this Form 10-K is not accompanied by the certifications required by section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act. However, the appropriate executive officers of the registrant have established disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) and we have, under the supervision of such officers, evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing of this Form 10-K. Those executive officers have disclosed the results of their evaluation to the registrant's auditors and audit committee and we have disclosed in this Form 10-K, as required by Item 14 of Form 10-K, such officers' conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation and any significant changes in or affecting our internal controls. Upon our obtaining the necessary information from NTL Europe, Inc. and NTL (Delaware), Inc. to enable us to file the Co-obligor Financial Statements, we will file an amendment to this Form 10-K to include such financial statements at which time we will also include the required certifications.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K beginning on page 47, as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

     In this Report on Form 10-K, references to “(pound sterling)” “pounds sterling,” “(pound)” or “pence” are to the lawful currency of the UK, references to “(euro)” or “Euro” are to the lawful currency of the European Monetary Union and references to “U.S. dollars,” “dollars” or “$” are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of some foreign currency amounts into U.S. dollars and some U.S. dollar amounts into foreign currencies. You should not construe these translations as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.6095 per (pound) 1.00 and $1.0485 per (euro) 1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”) on December 31, 2002. On March 27, 2003, the Noon Buying Rate was $1.5676 per (pound) 1.00 and $1.0708 per (euro) 1.00.

PART I

NTL CORPORATE STRUCTURE

NTL’s Completed Restructuring

     On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated) and certain of our and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan, referred to in this annual report as the Plan, under Chapter 11 of the US Bankruptcy Code. Our operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time we emerged from Chapter 11 reorganization.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and we and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. (the registrant) was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of our former parent company (NTL Europe, Inc.) and certain of its subsidiaries, including us, were cancelled, and we issued shares of our common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of our former parent company and certain of its subsidiaries, including us. The precise mix of new securities received by holders of each particular type of security of our former parent company and its subsidiaries was set forth in the Plan.

Historical Structure of the Company

     We were incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until the Effective Date, we were a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, which was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure was implemented to pursue opportunities outside of the UK and Ireland, and was accomplished through a merger. Our stockholders at the time became stockholders of the new holding company, NTL (Delaware), Inc., and we became a wholly-owned subsidiary of the new holding company. The new holding company took the name NTL Incorporated until May 2000 when it was changed to NTL (Delaware), Inc., its current name.

     In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, referred to in this annual report as CWC (the operations acquired from CWC are called ConsumerCo), and was similarly accomplished through a merger. The stockholders of NTL (Delaware), Inc. became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company, and we remained a subsidiary of NTL (Delaware), Inc., referred to in this annual report as NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until the Effective Date of the Plan (January 10, 2003), at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe.

     On February 21, 2001, our former parent company contributed the assets of ConsumerCo to us and NTL Delaware contributed the assets of NTL Business Limited (formerly Workplace Technologies plc and referred to in this annual report as NTL Business) to us. NTL Group Limited, a wholly-owned indirect subsidiary of ours, which was acquired in 1996, has a 30-year history in the UK as a provider of reliable communications services.

     We remained a subsidiary of NTL Incorporated (now NTL Europe) and NTL Delaware until the Effective Date, at which time NTL Europe and its wholly owned subsidiary NTL Delaware were separated from us pursuant to the Plan and we took the name NTL Incorporated.

     We conduct our operations through direct and indirect wholly-owned subsidiaries. Our principal executive office is located at 110 East 59th Street, 26th Floor, New York, New York 10022, and our telephone number is (212) 906-8440.

Summary Corporate Structure

     The following chart shows on a condensed basis the corporate structure of NTL through which our operations are conducted, as of January 10, 2003. This chart does not show our operating or other intermediate companies.

*	Includes Diamond Holdings Limited, the issuer of the 10% Senior Notes due 2008 and 9-1/8% Senior Notes due 2008, and Diamond Cable Communications Limited, the guarantor of those series of notes and the parent company of Diamond Holdings Limited
**	Includes the subsidiaries which secure our Senior Credit Facility and Working Capital Credit Facility
***	Includes NTL (Triangle) LLC, the issuer of the 11.2% Senior Discount Debentures due 2007

Item 1. Business

RECENT DEVELOPMENTS

NTL’s Completed Restructuring

     As described above, on January 10, 2003, the Plan became effective and we changed our name to “NTL Incorporated” and became an independent publicly traded company.

Vodafone Dispute Settled

     The previously disclosed dispute relating to contracts for the provision by us of mobile network transmission services to Vodafone Limited has been settled on terms acceptable to both parties.

Appointment of Non-Executive Chairman

     On March 12, 2003, we announced the appointment of James F. Mooney as our Non-Executive Chairman, replacing William R. Huff as Chairman of our board of directors. Mr. Huff will remain a Director of the Company.

Appointment of Chief Financial Officer

     On March 5, 2003, we announced the appointment of Scott Schubert as our Chief Financial Officer.

Appointment of Chief Operating Officer

     On March 20, 2003, we announced the appointment of Simon Duffy as our Chief Operating Officer.

ABOUT NTL INCORPORATED

     We are a leading broadband communications company in the UK and the Republic of Ireland based on aggregate subscriber numbers as of December 31, 2002.

     The following description of our principal lines of business reflects certain organizational changes that became fully effective for the year commencing January 1, 2003. Our results of operations elsewhere in this annual report reflect our business segments up to December 31, 2002:

•	CONSUMER SERVICES, including residential telephony, cable television, Internet access and interactive services and wholesale Internet access solutions for UK Internet service providers, known as ISPs;

•	BUSINESS SERVICES, including data, voice and Internet services;

•	BROADCAST TRANSMISSION AND TOWER SERVICES, including digital and analog television and radio broadcasting, wireless network management, tower and site leasing, satellite distribution services and radio communications services to the public safety sector;

•	NETWORK SERVICES, including the management of our UK national network infrastructure; and

•	CARRIER SERVICES AND MOBILE, including national and international carrier telecommunications services.

     In addition to these communications operations, we have investments in a virtual ISP, Virgin.net, a pay-per-view content provider, Front Row and joint ventures relating to UK digital television and radio and a calling card business.

     For the year ended December 31, 2002, prior to our internal organizational restructuring, Consumer Services accounted for 63.5% of our consolidated revenues, Business Services accounted for 27.0% of our consolidated revenues and Broadcast Transmission and Tower Services accounted for 9.5% of our revenues. Prior to this restructuring, our national and international carrier telecommunications services and certain of our managed network services, which are now separate groups, were part of Business Services, and our public safety line of business, which is now part of Broadcast Transmission and Tower Services, was part of Business Services. For the year ended December 31, 2002, 97.3% of our consolidated revenues were generated from our operations in the UK and 2.7% of our consolidated revenues were generated from our operations in Ireland.

     Our business is underpinned by the approximately $14.7 billion investment as of December 31, 2002 that we, and companies we have acquired, have made in our network infrastructure. We provide our broad range of services over local, national and international networks. This network infrastructure, as of January 1, 2003, consists of:

•	Broadband Communications Networks in the UK that currently pass approximately 8.4 million homes. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. Our fiber optic cables pass a significant number of businesses in these areas and are connected to distribution points, or nodes. Approximately 80% of our nodes serve approximately 500 to 600 homes with each home typically no more than 500 meters from the node. Approximately 20% of our nodes serve between approximately 2,000 and 2,400 homes. Each serviced home is then connected by a cable allowing us to deliver telephone, cable television and Internet services over a single integrated network.

Additionally, we have cable networks in the Republic of Ireland that currently pass approximately 475,000 homes. Digital television service is currently available to approximately 90% of our customer base in the Republic of Ireland and we are currently conducting trials for broadband services.

•	A National/International Synchronous Digital Hierarchy (SDH) and Wavelength Division Multiplex (WDM) Fiber Optic Telecommunications Network in the UK, which connects all of the major population centers in the UK and Ireland. SDH allows high-speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. This backbone network utilizes Asynchronous Transfer Mode (ATM) and Internet protocol (or IP) technology. The duct network was built with sufficient duct capacity to accommodate up to 2,300 fibers on the majority of the network. This network was designed to enable the placement of active components, such as routing devices, close to our customers, allowing us to offer a broad range of voice and data services.

This backbone transmission network connects all our voice switches and broadband IP network.

We do not insure the underground portion of our cable network nor the street cabinets. As substantially all of our entire cable network is constructed underground, any catastrophe that affects our underground cable network and street cabinets could result in substantial uninsured losses.

•	National Broadcast Transmission and Tower Network Infrastructure in the UK, which provide national, regional and local broadcast and wireless communications coverage. We own, lease, manage or have access to over 2,300 multi-user sites and land opportunities in the UK. Our fixed line and tower networks in the UK are interconnected at numerous sites.

NTL’s Businesses in the UK

     Our UK operations made steady progress during 2002 in improving the products and services we offer in the UK, continued with the decentralization of our business structure and made substantial progress in reducing our churn rate. We spent 2001 restructuring and integrating our UK operations following several years of acquisition and growth. Between 1998 and 2000, we expanded our UK operations significantly, predominantly through acquisitions. Between June 1998 and July 1999, we acquired the UK broadband operations of Comcast UK Cable Partners, Diamond Cable and ComTel as well as the Westminster and Milton Keynes cable franchises of British Telecommunications, or BT. In December 1998, we acquired Eastern Group Telecoms Limited, which owned a fiber optic network across portions of England and a radio sites service serving mobile phone operators, and in September 1999, NTL Delaware acquired Workplace Technologies plc, a data network service integrator in the UK and Ireland which has since been integrated with NTL Business. In May 2000, we further increased our UK operations by completing our acquisition of the residential broadband and business cable operations of Cable & Wireless Communications plc, also known as ConsumerCo.

     In the UK, we provide a broad range of communication services:

•	ntl: home, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access and interactive services, as well as wholesale Internet access solutions to UK ISPs;

•	ntl: business, comprising business data, voice and Internet services;

•	ntl: broadcast, delivering digital and analog television and radio broadcast transmission services, wireless network management, tower site rental and satellite and media services and radio communications to the public safety sector;

•	ntl: networks, managing our UK national network infrastructure;

•	ntl: carrier services and mobile, delivering national and international carrier telecommunications services.

I. ntl: home

     Our ntl: home division provides residential cable television, Internet and telephony services, as well as wholesale Internet access solutions to UK ISPs. We are the largest direct provider of broadband services in the UK. As of December 31, 2002, we had approximately 2.69 million residential cable television, Internet and telephony customers, including 987,000 broadband, narrowband and DTV access Internet customers and approximately 5 million revenue generating units, which we refer to as RGUs. At such date, our penetration rates were approximately 32.1% telephone penetration, 26.6% cable television penetration and over 34.7% overall customer penetration.

     Throughout 2002, our primary objective was to conserve capital, reduce customer churn, focus on customer upsell and complete the decentralization of our consumer business. As we entered 2002, we decided to preserve capital and curtailed our sales and marketing activities, which yielded a decline in our gross activation rate from 112,000 additions in the fourth quarter of 2001 to 105,800 additions in the fourth quarter of 2002. The reduction in activity surrounding new customers permitted us to focus on existing customers and subsequently our churn rate declined from 21.3% in the fourth quarter of 2001 to 15.9% in the fourth quarter of 2002. In addition to providing our customers with better service, we also continued our efforts to upsell customers with Internet and Digital TV packages, ending the fourth quarter of 2002 with over 517,000 broadband Internet subscribers and over 70% of our digital TV customers taking our Family Pack bundle, which consists of over 100 TV channels for £25.50 per month including telephone line rental. The decentralization of our consumer business has given ownership of the customer back to the local level managers and is predominantly responsible for the improvements in churn reduction and customer experience. Our six regional business units are; London, East South East, South, North East, North West and Celtic (Wales, Scotland and Northern Ireland).

     Broadband Internet (which refers to Internet access at speeds at or greater than 128 kilobytes per second (Kb/s)) usage by residential customers is a relatively new and undeveloped market. However, we believe the most effective strategy to maximize revenues and penetration for our residential offerings is to bundle together telephone, cable television and Internet services, which includes broadband Internet services. Our product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services to maximize customer retention and average revenue per customer.

     Our core local access network typically consists of optical fiber connected to distribution points, or nodes, from which we provide coaxial cable and two copper pair telephone wires into each home. Approximately 80% of our nodes serve approximately 500 to 600 homes with each home typically no more than 500 meters from the node. Approximately 20% of our nodes serve between approximately 2,000 and 2,400 homes. This cabling enables the provision of two telephone lines, an analog or digital television service and a high-speed cable modem service to each customer’s home.

     When we first started building our network in the early-1990s, the UK became the first country in the world where TV, phone and Internet could all be connected to the home via a single cable. Almost a decade later, that same network design is being used to service today’s growth in broadband services.

     Our fiber network has the capability to carry telephone services as well as high-speed data services. Although this is not a service that we provide, or have any current plans to provide, our fiber network is capable of supporting digital subscriber lines, or DSL, which consist of a bi-directional 2 megabytes per second (Mb/s) connection capable of supporting 30 voice channels and enable the provision of higher capacity services to business customers. We are able to support digital and interactive services as well as advanced video services over our network through cable modems that enable Internet access at almost 20 times the speed of conventional dial up access.

     Our cable modem broadband Internet service has been engineered to provide high quality residential high speed Internet access service. It is therefore able to support small businesses and people who work from home, including enabling a link to a company’s local area network, or LAN. We have in place the next generation of network technology using IP over optic fiber cable technology in our core backbone network. This technology, in which data is broken up into discrete packets for transmission, enables more efficient use of network capacity, resulting in growth at lower unit cost and positioning us to provide high speed broadband access on a mass scale.

Internet access

     In March 2000, we launched a free, unmetered Internet access service for residential customers to supplement our existing, metered (1 pence/minute) dial-up access service offering. Both products were marketed under the name ‘ntl World’. The free unmetered service proved popular and over 650,000 customers subscribed for this service.

     Throughout 2001, Internet penetration and usage (hours online/week) both increased and customers have continued to migrate to flat-rate, unlimited access packages, demonstrating a willingness to pay more for superior access services.

     In January 2002 we announced the replacement of our free, unmetered service with a flat-rate, unmetered package called ‘ntl Unlimited’, which offers Internet access at any time for a flat monthly fee of £10. In the fourth quarter of 2002, we launched a dual package called ‘Phone & Surf’, offering Internet access at any time combined with unlimited local and national calls at anytime for £19 per month (in addition to standard line rental). Our metered Internet service ‘ntl pay as you go’ continues to be offered at a fee of 1 pence per minute.

     From February to December 2002, we migrated over 440,000 customers from the free unmetered service to the paid-for metered or unmetered or broadband packages, with approximately 172,000 customers of the free unmetered service discontinuing service in December 2002. As of December 31, 2002, we had approximately 123,000 customers for our metered ‘Pay as you Go’ dial-up Internet service, and approximately 320,000 customers for our unmetered ‘Unlimited’ service.

Broadband Internet access

     In 1999, we were the first communications provider in the UK to launch a high-speed cable modem Internet service, which links customers of our local cable franchise networks to the Internet at up to twenty times the speed possible over standard telephone lines.

     As of December 31, 2002, we had 517,000 broadband customers. Approximately 85% of our networks are currently able to provide this service to our customers.

     When we launched our broadband Internet service, we offered a single tier of service: 512 Kb/s. We have since added two additional tiers: a competitively priced 128Kb/s tier and a 1024Kb/s (1Mb/s), the fastest Internet access available to residential UK customers. We also upgraded our 512Kb/s service to 600Kb/s, to provide a distinct advantage over competing DSL services, which are generally limited to speeds in the region of 512Kb/s. The service is an “always on” service, eliminating logging-on delays and the need to log off while using the telephone. It uses the hybrid fiber coaxial cable portion of our broadband network, which allows customers who also subscribe to a telephony service to simultaneously make or receive telephone calls while accessing the Internet. The 128Kb/s and 600Kb/s services are currently offered at flat rates of £14.99 and £24.99 per month, respectively, including the rental of a cable modem. This compares with the current prices a 512Kb/s ADSL service from Freeserve (£27.99 per month) and BT Broadband (£27 per month), each of which require the customer to purchase a DSL modem at a cost of approximately £85. In the first quarter of 2002, we were the first to launch a 1Mb/s service at a price of £49.99 per month. On January 1, 2003, this price was reduced to £34.99 per month.

Franchise customers

     We first introduced a bundled cable service to our franchise customers in 1996, when we implemented a promotional pricing and packaging structure called “Choices.” Since then, we have continued to refine and enhance our offerings. The packages we currently offer to the majority of our UK residential franchise customers, comprise:

•	telephone service, including a second telephone line for an additional charge unless the customer decides not to take television;

•	narrowband Internet access service, if the customer takes a telephone service; • broadband Internet access service;

•	broadband Internet access service;

•	all of the current terrestrial television channels and access to multi-channel television, including pay per view; and

•	interactive television services.

     Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband Internet access, dual telephone and narrowband Internet access, dual telephone and TV, or triple telephone, TV and Internet access. Among other telecommunications companies in the UK, only Telewest, which does not offer its cable services in our service areas, is able to offer the full range of services we provide (see table below). Unlike our telephone service, which allows customers to connect directly to our network, BSkyB’s telephone service Sky Talk, is a service reselling BT’s telephone service, and requires BSkyB’s customers to retain and separately pay for their BT line rental.

	Internet	TV	Telephone

NTL	✓	✓	✓
BT	✓	X	✓
BSkyB	X	✓	X
Telewest	✓	✓	✓

Cable television

     The selection of analog cable channels that we currently offer to our customers varies based on the particular network area. This variation is a result of the different channel offerings we have inherited as a result of our acquisitions of various cable networks over the past several years. Variations between network areas will increasingly be removed as digital cable television is rolled out offering the same channels, subject to regional programming variations. In addition to offering many of the popular channels available on BSkyB’s satellite platform, we also offer to all of our customers, through our joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called “Front Row” that we rolled out to our customers beginning in March 1998. Our joint venture with Telewest represented the first ever alternative in the UK to BSkyB in the provision of films and sports events through pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tri-Star), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal.

Interactive services

     We have moved rapidly to take advantage of the convergence between the Internet and television and the advent of digital cable television. We are currently aggregating a broad range of interactive content into a service that can be deployed as part of our interactive television offering to our residential customers. Our interactive offering comprises a free television e-mail service and a “walled garden” of partner websites that have been specially redesigned for television.

     We have established relationships with over 75 content providers to deliver a wide range of interactive services, including education, shopping and banking, finance, travel, entertainment, games, news, weather, sports and local content. Interactive content is organized into channels, including news & weather, sport, travel, lifestyle, money, entertainment and shopping. Our partners include Sainsbury’s, Iceland, eBay, WHSmith PC World and Bloomberg. The travel channel includes content partners such as Thomascook.com, ebookers, Lastminute.com and British Airways and the money channel features content partners such as Abbey National, The Halifax and MX Moneyextra.

     We also offer additional channels providing up to date news and weather information, games and educational content. Where appropriate, our contracts with content providers require the payment of tenancy fees as well as commissions on e-commerce transactions. We also derive revenues from the advertising opportunities that exist across our interactive service offering.

Telephony

     In 1999, we launched the NTL “3-2-1” call plan for our residential franchise customers pursuant to which national and local calls cost only three pence per minute during the day, evening calls cost two pence per minute and weekend calls cost one pence per minute. A five pence connection charge is payable with each call under the NTL “3-2-1” plan. We are able to offer this plan by using our national telecommunications and local networks and bypassing a portion of the wholesale long distance fees which would otherwise be charged by BT and other carriers for carrying calls to and from our local franchise networks. In 2002, we launched our new “Talk” plans, which include “Talk Unlimited” with unlimited local and national calls on evenings and weekends for £9 per month and “Talk Unlimited 24” which includes unlimited local and national calls at anytime for £15.50 per month. The price of our Talk plans is in addition to standard line rental. Although the number of calls is unlimited under these plans, the duration of each call must be 60 minutes or less to qualify.

Wholesale Internet

     Our wholesale Internet access group provides solutions including network services, call center operations and customer provisioning and billing to leading UK ISPs, including AOL, Virgin.net and Tesco.net. We initially launched this service with a dial-up Internet offering in 1995 and in December 2002 we added wholesale cable modem services to the line-up via an arrangement with AOL.

Indirect access

     As of December 31, 2002, we had approximately 91,000 off-net customers (customers who are not directly connected to NTL’s network) of which approximately 69,000 were also customers of our ntlworld Internet service.

Customer management systems

     For most of our franchise areas, we use billing and customer management systems that enable us to control all aspects of a customer’s account for both telecommunication and television products. We currently operate a number of billing systems inherited from the different operations we have acquired. We are in the process of merging these different systems onto a single Internet-based platform, which we expect will reduce costs, improve customer call center efficiencies, provide customers with on-line access to their accounts and improve overall customer satisfaction.

II. ntl: business

     The primary objective of our business services division, “ntl: business,” is to provide a comprehensive range of voice, data and application based communications services for our business customers.

     Our existing customer base includes both private and public sector organizations such as TXU, HSS, EDS, Cambridge County Council, Hertfordshire County Council, London Borough of Lambeth and Brighton & Hove Council.

     Our business strategy is to fully exploit our superior network capability and place an increasing emphasis on broadband products and services. Rather than simply offering our customers a lower price for their existing service, we offer a package of standard services designed to address all their communications needs at a price which offers good value. For our smaller business customers, we provide a range of bundled packages based on our standard services and standard terms and conditions. For our larger customers, we offer services that are tailored for their specific needs.

     ntl: business has developed a diverse portfolio of skills and services through both product development and a number of significant acquisitions. Beginning in 2000, we commenced a program to integrate the skills and abilities of employees from ntl: business, X-Tant and ConsumerCo’s small business team with those of the existing business telecom operations, to create a single integrated portfolio and customer support organization. Another example of this strategy is our acquisition in the third quarter of 2001 of the UK assets and contracts of Viatel UK. Viatel was a provider of managed data and voice services to UK based corporate companies and also provided voice services to resellers, voice and Internet services to wholesalers and managed data services to other European managed service providers.

     During 2002, we continued to focus on customer service improvement, developing customer support systems, and enhancing our product line-up. In addition, we are increasingly focusing specific sales and marketing efforts on winning business customers in our franchise areas and increasing revenue from our existing customers.

     Our network already passes within approximately 200 meters of more than 570,000 business premises in the UK. We believe that the architecture and reach of our network infrastructure has positioned ntl: business to play a leading role in the delivery of broadband services to UK businesses going forward. We plan to exploit demand for broadband services primarily through our broadband cable modem product, which was launched in the second quarter of 2001, and our E-1 Direct Internet Access Service. We will continue to market our standard products and services ranging from telephony and Internet access to data and managed services. We will deliver these services via copper wire, coaxial cable, fiber and wireless.

     In 2003 we intend to implement a new strategy in which there will be an ever increasing focus on cash generation and the exploitation of the local network. The business is currently being re-structured into four regions, centered on existing franchise networks, which will be Northern, London and the South-East, Southern and Celtic.

     In October 2000, we opened a new small business call center which uses telephone account management techniques to sell and service a range of simple business bundles for smaller businesses across the UK. Under this business model, we have developed sophisticated marketing programs for our target customer base. In the second quarter of 2001, we added broadband services to the business bundle. In December 2001 we launched our new web site allowing customers to self provision a range of products and view their bills on-line. In 2002, we continued to expand the reach of our broadband services and launched three important new products:

•	Carrier Pre-Select – allowing access to our network for off-net business customers;

•	Business Essentials Advance – a package of fast voice and data connections and high speed Internet access for medium to large businesses, allowing a combined installation of primary rate access, also known as ISDN30, and Direct Internet Access, also known as DIA; and

•	Intelligent Contact Management – allowing business customers to create ‘intelligent’ call or contact centers.

     We will continue to utilize our national capabilities and the expertise of our locally focused account management and technical support teams to target on-net customers and increase penetration.

     We offer the following business products and services to our business customers:

•	Access Services that connect our customers to us for inbound and outbound voice and data calls. These access services include additional analog business exchange lines, or BELs, and digital business exchange lines, or DELs. DEL services include basic rate access, also known as ISDN2, and primary rate access, also known as ISDN30. We believe these and other direct and indirect access services are priced competitively and are often in competition with similar services provided by a number of other direct and indirect suppliers.

•	Managed Voice Services/Virtual Private Networks that are best illustrated by our central exchange “Centrex” service. Through this service we provide our customers with business exchange lines configured as a “virtual PABX,” where we provide the services normally associated with a traditional PABX, a device which routes calls through internal lines located at a customer’s premises. We provide these services on a rental basis, which allows our customers to avoid the expense associated with an outright capital purchase and maintenance costs.

•	Managed Data Services that include point to point private circuits at speeds of multiples of 64Kb/s and individually tailored 100Mb/s and 155Mb/s services. Other services include the provision of inter-site data services with particular transmission protocols, such as Internet Protocol also known as TCP/IP, Frame Relay and ATM.

•	Managed Local Area Networks (LANs), in order to support the developing needs of our business market, we have established significant capabilities that enable us to fully manage LANs or to design, project manage and integrate new LAN platforms for our customers.

•	08xx Services that include free local and national call services together with a range of other routing features based on our network. These services enable our customers to manage inbound calls and establish varying tariffs for their customers to contact them.

•	Internet Services, that include E-1 Direct Internet Access and high-speed cable modems. The range of services we provide also includes the provision of simple, inexpensive software to enable our customers to begin doing business over the Internet.

     We have a variety of alternative methods to carry our national telecommunications network over the “last mile” to the premises of those customers which are located outside of our franchise area:

•	Obtaining permits to construct telecommunications networks, and building out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer.

•	Leasing circuits on the local networks of other service providers to connect to our customer’s premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put in place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify it.

•	Connecting customers to our national telecommunications network via our extensive tower infrastructure by implementing point-to-point microwave radio links between tower sites and our customers.

III. ntl: broadcast

     We own and operate wireless communication and broadcast transmission infrastructure in the UK. We provide our customers with enhanced products and services through our broadcast network, state of the art equipment, and innovative facilities management expertise. Our customer base includes over 1,000 companies, including all of the leading UK mobile wireless operators, all major commercial (non-BBC) television and radio broadcasters and the Public Safety services of Police, Fire and Ambulance across the UK.

     We have a proven history of developing new products and services to meet the needs of our customers and drive the growth of our business. These developments include the implementation of Teletext, a text based data service transmitted with the analog television signal, the implementation of NICAM (a standard for stereo reproduction in television broadcasts utilized in the UK and Europe) in the 1980s enabling the transmission of digital stereo and Dolby audio over analog television transmissions, and most recently the design and implementation of the world’s first digital terrestrial television and digital audio broadcasting networks and services for our UK broadcast customers.

     We provide products and services to four distinct market areas:

•	Site Leasing and Services. We operate the second largest independent portfolio of wireless towers and sites available for lease in the UK. As of December 31, 2002, we operated a total of over 2,300 multi-user sites and land opportunities in the UK up from approximately 600 sites in May 1996. We also offer unique services such as “In-Building”: a wireless connectivity that provides enhanced cellular coverage in high-traffic areas such as shopping malls, office buildings and conference centers, and “CityCell”: a distributed street-level antenna system connected to fiber, providing 2G and 3G cellular coverage in dense urban areas. As of December 31, 2002, we leased these facilities to nearly 4,500 tenants including all of the major wireless operators in the UK, of which approximately 9% of these tenants represented Universal Mobile Telecommunications System (UMTS), or 3G, providers.

•	Broadcast Transmission and Services. We own and operate one of two television broadcasting infrastructure networks in the UK. Additionally, we have national, regional, and local radio broadcast infrastructure networks in the UK. We developed and built the first commercial digital terrestrial television national infrastructure in 1998 and the first national network infrastructure for commercial digital radio in 1999. Because, unlike broadcasters in the United States, we own and operate not only the towers but also the broadcast transmission infrastructure, our broadcast customers rely on our network and package of integrated turn-key services to distribute and broadcast their content. Our broadcast and wireless customers generally hold long term licenses and enter into service agreements with us that typically last 8 to 12 years.

•	Satellite and Media Services. We provide satellite and media services in the UK and value-added services such as playout, fixed and mobile satellite up-linking, and a wide range of occasional & outside broadcast services to generate incremental revenue. Our ability to offer a full range of services from content gathering, distribution & transmission is unique in the UK market.

•	Public Safety. We offer to customers who provide public safety services a full range of communications services, including the design and operation of radio networks, voice and data services and the provision of support, maintenance and facility management services.

Site Leasing and Services

     We operate an UK wireless infrastructure network of over 2,300 multi-user tower sites and land opportunities as of December 31, 2002. We own, lease or manage approximately 1,458 UK tower sites and have options to access or acquire to approximately 785 undeveloped sites. Our primary business is the leasing of antenna space on our sites to a diverse range of wireless service providers, including providers of mobile telephony, paging, specialized mobile radio, or PMR, and wireless local loop services. We have also developed a range of complementary services that utilizes our tower expertise, including infrastructure services, site selection and acquisition, design and construction, antenna installation, network planning and management, and tower maintenance.

     Our network in the UK is national in scope and includes most of the major population centers and highways. Our wireless customers currently include all of the UK mobile telephony operators, including Vodafone AirTouch, O2 (formerly known as BT Cellnet UK), Orange, T-Mobile (formerly One2One), 3 (formerly Hutchison 3G) and Airwaves (part of O2), all the major paging companies, and many of the UK’s largest wireless telephony carriers, including BT, Cable & Wireless, and Thus plc. We also serve several utility companies and emergency service organizations including British Gas, London Ambulance and Her Majesty’s Customs and Excise.

     Second generation wireless services have been the major driver of our growth to date, but the advent of third generation wireless services is expected to drive further revenue growth. During 2000, the UK government awarded five national UMTS licenses each for a duration of 20 years, commencing January 2002. These licenses have been awarded to four existing operators, all of whom are existing wireless customers of ours, and to one new entrant. Under the terms of these licenses, each operator is obligated to provide services to at least 80% of the UK population by December 2007. Construction of these networks commenced in 2001 and is expected to generate further demand for suitable existing and new sites over the next few years. The increased demand for suitable sites is driven by the greater bandwidth and different range characteristics of 3G technology, inherently requiring a greater number of sites than 2G technology.

     The dramatic growth of wireless communications necessitates good cellular coverage in all commercial areas, leading to a requirement for reliable wireless communications infrastructure inside buildings. We believe this creates a new type of radio site which, unlike towers, will exist within commercial buildings, transport hubs, shopping malls and other large buildings. As of December 31, 2002, we had 51 agreements in place for large public access buildings, 38 of which have been installed with shared coverage systems. The remainder are currently under development. Agreements include Bluewater, Britain’s largest shopping complex, Excel, a conference center in London, and Canada Square, part of London’s Canary Wharf complex. There is currently an average of approximately 1.9 tenants per system, with up to four 2G sharers occupying prestigious locations such as Canary Wharf.

     Building on the technology we developed for In-Building services, we have developed a system using our franchise fiber network to solve the coverage and high bandwidth problems associated with 2G and 3G rollout in dense urban areas. We believe that this solution — utilizing small low-profile antennae, positioned on buildings and other street level infrastructure and connected via our fiber network to remote base stations — will improve coverage and service quality compared to more traditional rooftop sites. This system is currently undergoing a pilot activity in the Glasgow Commercial Business District with an UK mobile telephone operator and which we aim to roll out in a number of UK cities during 2003.

Broadcast Transmission and Services

     We have been involved in broadcast television since the 1950s when we designed and built the television transmission system for the UK’s first independent commercial television network. Through our national infrastructure of owned and shared transmission sites and our owned network of transmitters in the UK, we provide analog broadcast transmission services for the three commercial national television channels in the UK (ITV1, Channel 4, Channel 5) and S4C in Wales. In addition, we provide services to a number of more recently established commercial channels through the UK Digital Broadcast multiplexes, and many of the UK’s independent local, regional and national radio broadcasters.

     An attractive feature of our broadcast contracts is our ownership of both towers and transmission equipment responsible for generating the broadcast signal. As a result, the contracts increasingly cover end-to-end solutions including all technical and service aspects of providing the transmission for the broadcaster. In essence, TV and radio station owners are programmers and we provide a significant proportion of the technical infrastructure to enable them to broadcast their material. We have used this as an opportunity to develop strong relationships with our customers, which in turn has helped us to better understand their needs and customize new services for them.

     Television broadcasting. We provide digital and analog broadcast transmission services for national and regional television broadcasters. Our analog network provides coverage to 99.4% of the UK population, with approximately 2,300 broadcast transmitters. Our extensive television broadcast customer base includes all of the UK commercial terrestrial television broadcast companies consisting of the ITV national network of 15 affiliated stations, the national services of Channel 4 and Channel 5, as well as the regional Welsh service S4C.

     We provide digital terrestrial broadcast transmission for two commercial national digital television multiplex operators in the UK. These services carry up to 12 separate channels, including the ITV network, Channel 4, Channel 5 and a range of new digital channels. As of December 2002, we were operating 80 digital terrestrial television transmitting stations reaching a significant proportion of the UK population.

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

     Radio broadcasting. We are one of two major companies providing transmission sites and services to the radio industry in the UK. We offer a range of services to radio broadcasters including: target service area planning; site location; installation and commissioning; and equipment selection, procurement, operation, monitoring and maintenance. We are a supplier of transmission services to a substantial portion of the addressable market. Our radio broadcast customer base includes the national commercial station Classic FM, over 200 metropolitan, regional and local stations and the first national digital radio multiplex operator, Digital One, of which we are a founding equity partner with a 37% equity interest. We have a contract for the transmission of Digital One with a lifetime value in excess of $75 million. The UK government has embarked on a program of licensing a number of new regional and local digital radio multiplexes. We had secured contracts to build transmission and supporting network for 33 of the 36 contracts awarded as of December 31, 2002.

Satellite and Media Services

     We own and operate satellite up-linking facilities consisting of over 30 fixed satellite up-link dishes able to access over 50 satellites achieving global coverage through international partners, a network of mobile and transportable up-links, management and control systems and all associated operations and maintenance. We provide our satellite customers with program and content distribution services for over 180 full-time channels via satellite and fiber. In addition, we have facilities for playout services, remote satellite news, and full outside broadcast. Through an alliance with Williams Vyvx, a Williams Co. company, our customers also have access to 48 cities in the United States.

     We have expanded our service offerings over time to meet the growing needs of our customer base as new technologies create new broadcast markets. As a way to add incremental revenue, we have begun to integrate backwards with our existing customers by offering value added services. Such service developments include:

•	the establishment of playout services, which enable us to take ownership of the customer’s transmission needs from the point that it delivers the program or content and needs a channel to be created. We then are responsible for all the operational issues related to the broadcast of that content. We have a state of the art playout facility outside of London designed to meet expected rising demand from broadcasters across Europe.

•	offering a range of occasional use broadcast services that allow media content providers to outsource their off-site broadcasting needs, whether it be for breaking news, sports events or music concerts, while still delivering the desired content to their customers via our mobile equipment.

     Our satellite and media customers include programmers who own and operate packages of content or channels, news agencies, sports broadcasters and production companies. Our customer list includes such market leaders as AOL/Time Warner (CNN, Turner, Cartoon Network), BBC, Discovery Channel, QVC, the Associated Press and British Sky Broadcasting.

Public Safety

     Our Public Safety group is a national service and support organization providing communication services for mission-critical customer operations around-the-clock. The group has a longstanding relationship with the public safety community spanning over 40 years. Customers include Police, Fire and Ambulance services and a wide range of public and private sector organizations including the Maritime Coastguard Agency and the Royal National Lifeboat Institution whose core business relies on exacting levels of performance, resilience and availability from their communications systems.

     Understanding the critical elements needed to keep technology working at all times is pivotal to the design of modern systems. Therefore, we also provide independent systems integration services, in both mobile radio communications and fixed-line communication networks, making a wide range of technologies suitable and effective for the demanding public safety environment.

     By bringing together our experience in legacy systems support with an independent approach to the design and integration of modern technologies we have introduced a new range of Managed Services for radio and Integrated Communications Technology. As a result the Public Safety Group has grown its source of revenue and profit and today, it is the UK’s largest provider of radio communications managed services. A major customer of these services is the Metropolitan Police Service, which has placed the management of its radio communications activities with us via a complete outsource contract. We have also already secured new Terminals Managed Services contracts to connect regional police forces to their new Airwave digital network.

IV. ntl: networks

     The ntl: networks group services our internal network needs. It is a national network provider, transporting our telephone, high-speed data and digital TV services across the UK for delivery to regionally-managed local access networks. We own and operate one of the UK’s biggest broadband and IP networks and second-biggest local telephone network, monitored and maintained 24 hours a day, seven days a week. The networks group governs the architecture of all of our networks, plans and implements network capacity (where and when it is needed) and operates our backbone telephone, data and transmission networks.

     As of December 31, 2002, our network passed 7.6 million telephony homes, had more than 3.1 million telephony lines in use and handled more than 1.5 billion minutes of telephone conversations per month. Our network passed a total of 7.8 million analog TV homes and 7.3 million digital TV homes as of December 31, 2002. It has been upgraded to deliver broadband services to over 7 million homes and as of December 31, 2002, served 517,000 broadband customers and handled more than 2 billion minutes of Internet use per month. The core network has a fiber backbone that is more than 13,500 kilometers long of which 10,800 kilometers are owned or operated by us and 2,700 kilometers are leased fiber from other network owners. This network has 122,000 kilometers of copper/coaxial connections. A total of 99 switches sites direct telephony traffic around the core and local networks. In addition, we have more than 400 hub sites, points of presence, repeater nodes or other type of network site, and over 140 radio sites. The ntl: networks group’s primary customers are ntl: home and ntl: business, which run their products across the network.

Architecture & Standards

     The development of our networks is the responsibility of the Architecture and Standards group. This group sets network strategy and creates architecture for national and local access networks, setting technical standards for the whole network. It also manages the RF spectrum on the broadband local access network. The group is also responsible for network economics; this year the focus is on defining a set of product unit costs that will help us measure our financial performance more accurately.

     During 2003, the group will continue the 18-month rollout of a £17 million network records management system. This system is intended to help the business to exploit the network by ensuring that network information is quickly and accurately available – from cables in the ground to street cabinets – to help support customers’ requirements.

Capacity Management

     Capacity on the data, optical and voice networks is planned by the Voice, and Data & Optical Capacity Management groups, using customer forecasts to implement expansion. These groups also provide network support for all standard data products through its Demand and Delivery team, as well as maintaining an up-to-date inventory of all data and optical network resources and forecasts for capital budgets. The Voice Capacity group also monitors and manages the capacity of buildings that contain our network hardware. The group maintains an up-to-date inventory of all voice network resources and provides forecasts for capital budget plans for internal customers. The group also provides network support for all standard voice products.

Network Operations

     The Network Operations group operates, manages and maintains the core network infrastructure that transports our voice, Internet, data, optical and DTV services. It is developing operational support systems for this infrastructure and extending visibility of network status and performance data into the business units. The group also determines support strategies for this infrastructure, including the establishment and management of maintenance and support contracts with internal and external suppliers. Another key role is to establish and manage network security.

V. ntl: carrier services and mobile

     External network services customers are managed by our carrier services and mobile division, whose main focus is the supply of dark fiber (fiber optic cable that is in place and available to carry a user’s data when needed) and transmission capacity to both national and international telecommunications operators. The national and local networks are used to interconnect these carriers to cities in the UK and Ireland. We have successfully positioned ourselves as a credible supplier of such services. We also have connectivity to many of the UK’s international cable landing stations. These are shore-based locations where major submarine cable operators land their sea cables. We have developed products to address the need to connect between the cable landing sites and the major UK international nodes such as Telehouse, London. These services are also known as ‘backhaul’ services. We expect to continue serving the wholesale marketplace through our strategy of providing high quality and competitively priced services, customized to meet the needs of other telecommunications operators, which need to expand their network within the UK or connect customers to their existing network. Customers include fixed wire line and mobile telecommunications operators, such as Worldcom, BT, Energis and France Telecom.

     A dedicated team addresses the needs of the UK mobile operators and we are a major supplier to Vodafone, Hutchinson and Orange. We have developed a successful business supplying core inter-switch and backhaul network capacity to UK mobile operators and have commercial relationships with the four of the five incumbent mobile operators.

     In addition, we have been instrumental in developing a new commercial and technical model for the supply of networks to the mobile operators. These developments culminated in the award, in April 2000, of a five-year £150 million contract by Orange that encompasses the design, build and maintenance of the network.

     The wholesale market saw the reorganization or bankruptcy of many of the new entrant operators in 2002, especially those companies whose focus had been on serving carriers. As a result of this, several customers that had signed contracts with us running through 2003 are no longer in business. While this will have some effect on this division’s revenue for 2003, most of our existing contracts are now with telecommunications companies with high volumes of retail traffic. Furthermore, our sales focus is on UK telecommunications companies who service the retail rather than the wholesale markets. Commercial arrangements are structured to minimize any financial exposure to another operator.

     The ntl: carrier services team also negotiates and manages the commercial agreements with BT and Cable and Wireless where we egress our own voice or IP traffic across their networks or purchases leased line services from them. In addition, the team also manages the ingress and egress relationships with other telecommunications operators.

     The ntl: carrier services team also sells voice termination services to a wider mix of operators. These relationships allow us to reduce our cost for carriage of our international telephony traffic.

NTL’s Businesses and Investments in the Republic of Ireland

     In July 1999, we acquired Cablelink Ltd. in the Republic of Ireland, which then had over 400,000 homes in network service areas in Dublin, Galway and Waterford. The company’s name was changed to NTL Communications (Ireland) Limited in May 2000, and is referred to in this document as NTL Ireland. NTL Ireland is managed independently from ntl: home but is considered part of the consumer services segment of our business.

     As of December 31, 2002, NTL Ireland provided cable television services in Dublin, Galway and Waterford to approximately 368,000 subscribers and had a 77.5% penetration rate over its cable network, which passed over 474,900 homes. NTL Ireland is in the process of instituting a more rigorous credit policy that is expected to lead to the involuntary disconnection of certain customers. As a result of this, NTL Ireland anticipates that its residential customer base will decline by approximately 25,000 net customers in 2003. As a result, we expect a decline in revenue, programming costs and bad debt expense, but taken together we believe these changes will not have a significant overall impact on our results of operations or cash flows.

     Part of that cable network has been upgraded to a two-way network which passed 23,000 homes. The company holds cable and MMDS licenses to provide analog and digital television services in its network service areas for the next 11 years. It also has a full service license allowing it to provide public telephony, Internet and other value-added services throughout Ireland. Business services provided in the Republic of Ireland include business telecommunications and Internet services. Based on the year ended December 31, 2002, our revenue in the Republic of Ireland was derived approximately 86% from residential customers and 14% business customers.

     Among our recent highlights, NTL Ireland:

•	secured regulatory approval and implemented a 33% price increase for cable TV from October 2001 in exchange for relinquishing the exclusivity franchise over the cable network service areas in March 2002;

•	agreed to a revised MMDS network digital TV roll out schedule with the Commission for Communications Regulation, or ComReg, to be implemented by June 2003; and

•	issued advance notice to appropriate regulatory authorities and cable TV customers of a 9% price increase effective from January 2003.

     As in the UK, product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services and to maximize customer retention and average revenue per customer.

Cable Television

     In the Republic of Ireland, we currently offer both an analog and digital television services within our three network service areas. The analog service has a basic pack of 15 television channels and is considered very competitive with the emphasis on the quality of the service offered. It carries every Irish and UK terrestrial channel and a selection of quality satellite channels. Analog subscribers have the option to upgrade their analog service to include premium sports packs.

     Our digital television service in the Republic of Ireland was launched in September 2001 in all network service areas and is currently available to 90% of our customer base. The digital service packaging and pricing strategy encourages our analog subscribers to upgrade to the digital service while retaining the basic analog entry pack. We provide a single digital television pack offering a wide selection of digital channels with a low entry price point. If subscribers upgrade to digital, further revenue can be generated by encouraging uptake of additional services such as digital premium sports and movie services, special interest channels, and our joint venture movies-on-demand service called “Front Row.” As of December 31, 2002, NTL Ireland had 38,000 digital subscribers.

Telephony

     We provide direct on-net and indirect Carrier pre-Select (CPS) telephony product to approximately 6,400 customers in the Republic of Ireland. This service is available to both residential and business customers. We suspended marketing and promoting residential CPS telephony in December 2002 for commercial and strategic regulatory reasons but continue to expand our market share of the Business CPS telephony markets. Currently, we also offer direct telephony to a limited number of customers.

     In addition, we offer business customers a primary rate ISDN service. We deliver this service via a 2Mb/s circuit over fiber directly into the customers’ premises. It is suitable for larger customers requiring a minimum of 30 lines.

Internet

     We provide a dial-up Internet service to 2,500 existing telephony customers (both direct and indirect) in the Republic of Ireland. We are currently conducting trials for a broadband Internet service in West Dublin, offering a 128Kb/s and a 512Kb/s service. Customers have the option to rent the cable modem for €5 a month, with a monthly charge of €25 or €35, depending on the option chosen. To date, we have achieved an 6.5% penetration level within the specific trial area, with 1,500 customers subscribing to the service as of December 31, 2002.

     We provide dedicated lines to business customers in our Dublin franchise for Internet access with speeds ranging from 64Kb/s to 34Mb/s. We also sell leased lines in Dublin to customers requiring connectivity. One of our business objectives is to achieve higher penetration within large corporate businesses based in the Dublin region.

NTL’s Customer Statistics as of December 31, 2002

     The following table illustrates our residential customer statistics as of December 31, 2002:

(Subscriber totals in 000s)	UK		Ireland		Total

Homes in Franchise	11,411.2		474.9		11,886.1
Homes Passed	8,404.1		474.9		8,879.0
Homes Marketable	7,733.0		474.9		8,207.9

Telco	7,510.0		474.9		7,984.9
ATV	7,733.0		474.9		8,207.9
DTV	7,126.0		408.1		7,534.1
Broadband	6,745.6		23.0		6,768.6
Customers	2,686.4		368.0		3,054.4

Single RGU	762.2		361.6		1,123.8
Dual RGU	1,550.9		6.4		1,557.3
Triple RGU	373.3		—		373.3
Telephone	2,411.5		6.4		2,417.9

Talk Plan subs	193.3
Television	2,055.3		368.0		2,423.3

DTV	1,229.0		38.0		1,267.0
ATV	804.6		311.1		1,115.7
MATV	21.7		18.9		40.6
Internet	987.3		4.0		991.3

Dial-Up (metered)	122.7		2.5		125.2
Dial-Up (unmetered)	320.7		—		320.7
DTV Access	26.8		—		26.8
Broadband	517.1		1.5		518.6
RGUs (1)	4,983.9		375.9		5,359.8

Telephone	2,411.5		6.4		2,417.9
Television	2,055.3		368.0		2,423.3
Broadband Internet	517.1		1.5		518.6
Service Units (2)	5,454.1		378.4		5,832.5
RGUs/Customer	1.86	x	1.02	x	1.75	x
Service Units/Customer	2.03	x	1.03	x	1.91	x
Penetration:
Telephone	32.1%		1.3%		30.3%
Television	26.6%		77.5%		29.5%
Broadband Internet	7.7%		6.5%		7.7%
Customer	34.7%		77.5%		37.2%
RGU	64.4%		79.2%		65.3%
Service Unit	70.5%		79.7%		71.1%
Q4 Customer/RGU Movement

(Subscriber totals in 000s)	UK	Ireland	Total

Opening Subs	2,667.0	368.0	3,035.0
Gross Adds	105.8	7.2	113.0
Disconnects (3)	(108.1)	(7.2)	(115.3)

	2,664.7	368.0	3,032.7
MATV Subs (included @ 31st Dec)	21.7	0.0	21.7

Closing Subs	2,686.4	368.0	3,054.4
Quarterly Customer Adds (4)	(2.3)	—	(2.3)
Quarterly RGU Adds (4)	91.2	0.8	113.7
% Customer Churn (5)	15.9%	7.7%	14.9%
Off-Net Telephony	90.8	2.3	93.1

Telephone	21.9	—	21.9
Telephone + Internet	68.9	2.3	71.2

(1)	RGUs are defined as all on-net telephone, television and Broadband Internet subscribers.

(2)	Service units are defined as all on-net telephone, television and Internet subscribers.

(3)	Disconnects include customers which cancel service due to moving premise.

(4)	Quarterly customer adds and quarterly RGU adds exclude 21.7 MATV customers not previously reported.

(5)	Annualized churn is defined as: (Quarterly disconnects x 4) / (opening customers + 50% quarterly gross adds)

Other Operations

     In addition to our communications operations described above, we have investments in a virtual ISP, VirginNet, a pay-per-view content provider, Front Row, joint ventures with UK digital television and radio license holders and a calling card business.

     In May 2001, we appointed IBM as our strategic outsourcing partner for the provision of Information Technology (IT) services to us covering our operations in the UK and Ireland until 2012. These services provide support for the following of our IT sections: End User Helpdesk, End User Computing, Midrange, Voice and Data, Application Development and Application Maintenance. We have retained certain elements of our IT, including DTV, Internet and broadband, which are fundamental to our competitive advantage.

Competition in the UK

     We face significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television.

Consumer Services

     We compete primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. According to the Office of Telecommunications, or OFTEL, as at June 2002, BT serviced 82.5% of UK residential telephone exchange line customers. Our growth in telecommunications services, therefore, depends upon our ability to convince BT’s customers to switch to our telecommunications services. We believe that value for money is currently one of the most important factors influencing the decision of UK customers to switch from BT to a competing telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although we intend to remain competitive, in the future we may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, we may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect us. In addition to BT, other telecommunications competitors could prevent us from increasing our share of the residential telecommunications market. In particular, carrier pre-selection for all calls (except for some special categories) was launched in 2001, which may increase the appeal of indirect access operators, whose discounted call charges may undercut us.

     We also compete with mobile networks. This technology may grow to become a competitive threat to our networks, particularly if call charges are reduced further on the mobile networks. Our tower services group may enable us to benefit from the growth in this technology. There can be no assurance, however, that we will be able to compete successfully with such telecommunications operators.

     We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. The packages we currently offer to the majority of our UK residential franchise customers comprise telephone service, narrowband Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and narrowband, dual telephone and TV, or triple telephone, TV and Internet access. Of our competitors, only Telewest, which does not offer its services in our franchise areas, is able to offer the full range of services we provide. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators have been permitted to provide and convey cable television services throughout the UK from January 1, 2001, and exclusive franchises will no longer be awarded.

     BSkyB currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator’s network.

     Our cable television systems compete with direct reception over-the-air terrestrial broadcast television, DTH satellite services (i.e., BSkyB) and satellite master antenna systems. In addition, pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services. In addition, BSkyB has access to various movie and sports programming content, with which they create some of the most popular pay TV channels in the UK. Although there are competing channel providers, the position of programming supplier to us undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of our cable TV service, but also because we are dependant upon the supply of these Sky premium channels allowing BSkyB, subject to applicable regulation, to influence pricing and bundling.

     We offer our broadband Internet service at flat rates of £14.99, £24.99 and £34.99 per month for 128Kb/s, 600Kb/s and 1Mb/s, respectively, including the rental of a cable modem. This compares with a 512Kb/s ADSL service from BT Broadband and Freeserve at £27 and £27.99 per month plus purchase of the modem, respectively.

Business Telecommunications

     We face a wide range of competitors in the UK market. The nature of this competition varies depending on geography, product and the opportunity size. Only BT and Telewest have both extensive local access networks and a national backbone network, however, as Telewest’s local networks do not overlap with our own networks we do not compete with them to any material extent; in all opportunities BT would be a major competitor. Cable and Wireless and Energis own national backbone networks and they tend to focus on the large enterprise/corporate markets as does Worldcom, however, they do not own network to any material extent and rely on wholesale arrangements to supply their customers.

     Colt has an extensive network particularly in London and also focuses on large enterprise/corporate accounts; “Thus” has network in Scotland, principally in Edinburgh and Glasgow and “YourCom” has network in Manchester. We face these competitors on a local basis mainly in the medium to large end of the small to medium size enterprise (or SME) market and in larger enterprise/corporate accounts.

     Although many customers have a dual supplier sourcing policy, competition remains based on price and quality of service and we expect price competition to intensify as existing and other new entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with such competitors in the business telecommunications market.

Broadcast Transmission and Tower Services

     Crown Castle UK Ltd, a subsidiary of Crown Castle International Corp., referred to as Crown, is our primary competition in the terrestrial broadcast transmission market in the UK. Crown provides analog transmission services to the BBC and digital transmission services to the BBC. Crown has diversified from its core television broadcasting business using its transmission infrastructure to enter into the radio transmission and telecommunications sectors.

     Although Crown is our direct competitor, we each have reciprocal rights to use each other’s sites for analog broadcast transmission in order to enable each of us to achieve the necessary countrywide coverage. This relationship was formalized by the site-sharing agreement entered into in 1991 in respect of our respective analog transmission businesses. With respect to our respective digital transmission businesses, although terms have been agreed, a formal agreement has yet to be signed governing our relationship. However, we are operating under an informal arrangement pending such formalization.

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

     All four UK mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. T-Mobile and O2 have announced joint deployment on some sites in the UK. BT and Cable & Wireless are both major site-sharing customers but also compete by leasing their own sites to third parties. BT’s position in the market is even larger when considered in combination with its interest in O2.

     Several other companies compete in the market for site rental. These include Gridcom UK (part of the merged National Grid Lattice plc), the Automobile Association and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

Carrier Services and Mobile

     BT and Cable & Wireless are our principal competitors across all areas of both the Carrier Services and Mobile markets. Competition is based on price, range and quality of services. The ubiquity of BT’s local access network across the UK also puts it in a strong competitive position. Competition is most intense on key city-to-city routes where new entrants have increased the number of suppliers and had a significant negative impact on prices. Where opportunities are closer aligned to our franchise geography, the number of competitors is significantly reduced.

Competition in the Republic of Ireland

     Since 1998, BSkyB has had a presence in the Irish pay-TV market. In the past two years BSkyB has been aggressively marketing its digital television service to Irish consumers and it is estimated that it is the second largest pay-television operator in the Irish market after NTL with 272,000 customers. BSkyB closed a deal in April 2002 with Irish free to air broadcasters to carry the television stations RTE1, Network 2, TV3 and TG4 on its second tier package. At present BSkyB is not regulated in Ireland and NTL, which is subject to regulation, may be at a competitive disadvantage in the Irish television market.

     The principal competitors to our business operations in the Republic of Ireland are Worldcom, Eircom and ESAT BT. For residential telephony, the incumbent fixed line operator, Eircom that provides direct telephony and CPS services and ESAT BT are our main competitors.

Government Regulation

Regulation in the UK

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

     Our subsidiary NTL Group Limited holds a 25-year telecommunications license running from June 23, 2000 and a 15-year cable television license running from January 1, 2000, each covering the whole of the UK. Our subsidiary National Transcommunications Limited holds a 25-year telecommunications license running from January 1, 1991 for the purposes of running the broadcast network, also covering the whole of the UK.

Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

Price Regulation

     BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In July 2002, OFTEL confirmed that BT would be subject to a requirement to introduce a new wholesale indirect access product designed to stimulate competition in the calls market. A safeguard price cap of RPI-RPI to prevent increases in the bills of the lowest spending 80% of residential customers by spend would remain in place until this product was fully implemented by BT and was being used by other operators to provide services. After that, a safeguard cap of RPI+0 would remain in place to peg prices to the rate of inflation, pending a further review of the retail market in 2004.

     We are not subject to the same scrutiny and control by OFTEL of our retail telephone prices as BT, given our non-dominant status in the market. However, we are subject to prohibitions on undue preference and undue discrimination in our cable television pricing. We are also required to publish our standard prices, terms and conditions for cable television services.

Number Portability

     The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. Implementing regulations came into force on January 19, 2000 requiring that number portability should be provided on request to all customers switching between different operators and providers of fixed telecommunications services. We have a process in place to comply with our existing obligations and we are now in the process establishing arrangements with other operators.

Local Loop Unbundling

     In November 1999, an OFTEL policy statement mandated the unbundling of BT’s local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000, conditions in BT’s license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. OFTEL published the wholesale prices for BT’s unbundled local loops on December 2000 and prices for shared access were published in 2001 although discussions continue as to the appropriate wholesale charges. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high-speed information services.

     Local loop unbundling could allow us to increase our broadband off-net subscriber base, although we are not currently pursuing this initiative. Local loop unbundling could also increase competition for us, as it will also allow other providers of broadband Internet access services to provide services to current or potential customers of ours. A number of companies, such as Freeserve, have started to market broadband services using BT’s local loop.

Interconnection

     NTL Group Limited and National Transcommunications Limited have Annex II status giving them rights of interconnection at wholesale rates to other operators with similar status.

Open Access to Cable Infrastructure

     In April 2001, OFTEL issued a statement on regulated access to cable infrastructure (referred to as “open access”). The conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

BSkyB

     In December 2002, the Office of Fair Trading, or OFT, announced that it had concluded its investigation of whether BSkyB has acted in breach of the UK Competition Act 1998, in particular by:

•	Exerting an anti-competitive ‘margin squeeze’ on rival distributors of Pay TV;

•	Pricing its channels in the form of anti-competitive ‘mixed bundling’; and

•	Giving anti-competitive discounts to distributors.

The conclusion of the OFT’s analysis are that:

•	BSkyB has a dominant position for the wholesale supply of certain premium sports and film channels;

•	With a borderline result, there are insufficient grounds for finding that BSkyB had abused a dominant position by exerting an anti-competitive margin squeeze against rival distributors of Pay TV; or

•	There are insufficient grounds for finding that BSkyB had abused a dominant position in respect of the mixed bundling of its channels; and

•	BSkyB had not been found in breach of competition law.

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

     In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions that are inconsistent with EC law.

     The Competition Act, as well as OFTEL’s regulations, limits the types of agreements and arrangements we can enter into. For example, we may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by us.

The Enterprise Act

     The Enterprise Act received Royal Assent on 7 November 2002. It covers a range of measures to enhance business through strengthening the UK’s competition law framework, transforming the approach to bankruptcy and corporate rescue, and empowering consumers.

     The main reforms in the Act are:

     Competition. To a large extent rather than the Secretary of State, independent, competition bodies will now take decisions on merger and market investigations using competition-based tests. This competition-based test will replace the existing public interest test and will assess whether the merger will lead to a “substantial lessening of competition”. A new jurisdictional threshold on turnover replaces the old gross assets test. The acquisition of a business with annual sales in the UK of £70 million or more will qualify for investigation.

     The competition authorities will issue comprehensive guidance on the new regime. They will be obliged to consult on and give reasons for all significant decisions. There will be a new right of appeal to the Competition Appeals Tribunals, or CAT, in merger and market inquiries. Inquiries will have to be completed within statutory maximum timetables. Reforms to the Competition Commission’s procedures will allow for a more transparent and better-informed remedy-setting phase following the publication of provisional competition findings.

     Individuals who cause or encourage the making of agreements between competitors designed to fix prices, share markets, limit supply or production and rig bids within the UK, can be prosecuted and imprisoned for up to 5 years. Victims of anti-competitive behavior will have greater opportunities to gain redress, and will now find it easier to bring claims for damages for losses suffered due to anti-competitive behavior. Where infringement has already been established by the OFT, CAT or the European Commission, the CAT can award damages for that infringement. Where no prior decision is available, claims may be pursued in the High Court.

     Consumer Protection. Stop Now Orders will now be extended to protect consumers from traders (including companies like us) who do not meet their legal obligations. The new enforcement regime will apply to infringements of a wide range of legislation protecting the economic interests of consumers, such as failing to carry out a service to a reasonable standard. This will also ensure that honest traders, especially small businesses, do not face unfair competition from those who engage in unlawful conduct.

     Designated consumer bodies will be empowered to make ‘super-complaints’ to the OFT about features of a market which are harming consumers. The aim is to address situations were markets have failed to work for consumers, rather than the conduct of particular companies. The OFT will be required to specify what action it intends to take within 90 days. This will significantly strengthen the voice of consumers on competition matters.

     Insolvency. The Act reforms corporate insolvency law by streamlining the administration procedures; making them quicker, more flexible, easier to access and fairer.

Mobile Phone Termination Charges

     On December 12, 2001, OFTEL announced that it had referred to the Competition Commission its proposal to impose a cap on the amount mobile phone operators can charge for receiving calls on their networks. OFTEL’s conclusion was that mobile termination rates were substantially in excess of cost and that there was little incentive for operators to reduce the charges. Accordingly, OFTEL proposed a charge cap on future termination rates of RPI -12% over four years.

     It was announced on January 22, 2003, that the Competition Commission’s findings supported OFTEL’s view that consumers pay too much for calls to mobile phones and that the mobile operators must cut their termination charges for these calls. Following the Director General’s reference to the Competition Commission in January 2002, the Competition Commission has reached the following conclusions:

•	operators are overcharging customers by up to 40 percent for terminating calls onto their networks;

•	callers to mobile phones have no choice but to pay the termination charge set by the mobile operator, which means that there is little incentive for the operators to reduce their charges towards their actual cost;

•	there should be a 15 percent cut in call termination charges for all mobile operators by July 25, 2003; and

•	further charge controls for termination rates should be introduced after July: RPI-15% for O2 and Vodafone, and RPI-14% for Orange and T-Mobile. The charge controls should run for three years until 2005-06.

     OFTEL has accepted the Competition Commission’s conclusions and will now consult on the amendment to each mobile operator’s license in the light of these recommendations. The mobile operators have said that they intend to seek a judicial review of the Competition Commission’s investigation, and as at today’s date, T-Mobile has filed an application for judicial review with the Court, and Vodafone has expressed an intention to do so.

Broadcast Services

     A portion of our total revenue is attributable to the provision of television and radio transmission and distribution services. In the UK, the provision of such services is governed by the Telecommunications Act 1984 and the Wireless Telegraphy Act 1949.

Telecommunications Act and Broadcasting Act Licenses

     The licenses governing ntl: broadcast contain conditions and provisions which, among other things:

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

Price Cap Review

     A part of our ntl: broadcast business is regulated. This regulated business may be divided into two categories: Price Regulated Business and Applicable Rate Business. Price Regulated Business comprises those telecommunication services, which we are obliged to provide pursuant to our Transmission License and in respect of which price controls are imposed. Our Applicable Rate Business comprises those telecommunications services, which we are obliged to provide but which do not fall within the definition of Price Regulated Business. Charges for Applicable Rate Business are agreed between the relevant customer and us. If despite all reasonable efforts an agreement cannot be reached between us and a significant proportion of our customers in respect of any particular telecommunications service, the Director General will determine the charge.

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

     On December 24, 1996, the Director General of Telecommunications issued the formal modification to our Telecommunications Act Licenses to effect the price controls, which are to apply to us for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new “P0” (allowable revenues for the first year of the next control period, 1997, in respect of our Maximum Price Regulated Business) and (2) to establish a new “X” (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General’s review concluded that, on assumptions at the time (1996), the new P0 was (UK Pound) 53.4 million and the new X was 4.0%.

     In April 2002, OFTEL agreed with us to extend the existing price control until July 31, 2003. OFTEL will shortly commence a review of the broadcast transmission market which will in turn lead to a decision on whether to extend price controls beyond July, remove controls altogether, or introduce other regulatory requirements in place of price controls.

Communications Bill

     In December 2002, the UK Government introduced a Communications Bill intended to incorporate into UK law a series of EU Directives, and create a new body ‘OFCOM’ to regulate the communications industry. This will merge the functions of, among others, OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

     The proposed legislation includes a number of other significant changes to the existing regulatory regime, including:

•	The abolition of individual network licenses, to be replaced with ‘general authorizations’;

•	A new framework for imposing access rules on all platforms which have ‘Significant Market Power’ – closely related to the market dominance principle;

•	Rights and obligations currently applied to infrastructure-based operators only will be extended to service providers; and

•	Content rules will be applied in a ‘light touch’ fashion and Internet content is not intended to be regulated at all.

Regulation in the Republic of Ireland

Legislation and Licensing

     NTL Ireland has a General Telecommunications License granted under the Telecommunications Act 1983 and separate cable TV and Multi-channel Multi-point Distribution System (MMDS), licenses for each of its cable TV and MMDS franchises in Dublin, Galway and Waterford, granted under the Wireless Telegraphy Acts 1926 to 1988. In addition, the cable television industry in the Republic of Ireland is governed by the Wireless Telegraphy (Programme Service Distribution) Regulations 1999. The Office of the Director of Telecommunications Regulation, or ODTR, has now been replaced under the Communications Regulations Act 2002 by the Commission for Communications Regulation, also known as ComReg, as the Irish regulatory body responsible for regulation of the communications industry.

     NTL Ireland was awarded its Cable and MMDS licenses in 1999 and telecommunications license in 1998. The telecommunications license enables us to provide voice, data and Internet services throughout the Republic of Ireland by interconnecting with other operators. To date, we have concluded an interconnection agreement with the incumbent operator, Eircom. The cable TV and MMDS licenses require us to provide television services in a digital format to all customers by April 2004. To date, we have met our digital roll out obligations for cable TV and have reached agreement with the regulator with respect to MMDS roll out.

     The 1999 Regulations required cable TV and MMDS operators to obtain prior consent of the regulator for price increases. As a condition of being granted a 34% price increase by the former ODTR in October 2001, we agreed to surrender exclusivity in our franchise areas with effect from March 1, 2002 and are accordingly not subject to the requirement to obtain prior consent from ComReg for future price increases. However, ComReg continues to retain retrospective price investigation powers under the 1999 Regulations which empowers it to investigate retail prices and direct that such prices be altered. The regulations also require cable TV operators to pay a levy of 3.5% of annual gross revenue to ComReg.

     The cable TV and MMDS licenses oblige us to seek the consent of ComReg to any changes in our basic analog television line up, and to maintain separate accounts in respect of distribution of licensed program services.

     Under the new EU Authorizations Directive published in the Official Journal of the EU, the current Irish licensing regime will be replaced by a system of non-prescriptive authorizations by July 25, 2003.

MMDS Business

     Our MMDS business in the Republic of Ireland provides analog television to over 18,900 customers in our Dublin, Galway and Waterford franchise areas. We were obliged under our MMDS licenses to provide MMDS services in a digital format by January 1, 2001, with a grace period until June 30, 2001. Failure to meet these milestones could have resulted in revocation of our MMDS licenses.

     In December 2000, we informed ComReg that we did not intend to provide television services in a digital format on our MMDS networks and accordingly undertook to transfer the licenses and the customer base to a third party. However, a sale was not completed during the period December 2000 to November 2002 and so we reached an agreement with ComReg to implement a revised digital rollout schedule. As part of this agreement, we have undertaken to make digital TV services available to 95% of customers within our MMDS franchise areas by June 1, 2003. Failure to meet this deadline will trigger payment of a €100,000 bond to ComReg. In addition, we accepted a two year reduction in the term of our MMDS license now due to expire in 2012, but were able to retain exclusivity to 2004. This exclusivity may become obsolete in any event in 2003 due to new EU Directives, which aim to liberalize the entire European communications market

European Union Legislation

     Our business is further regulated by the EU under various European Commission Directives. In February 2002, the European Union adopted a package of legislative measures, which set out a new framework for electronic communication and ensures that the legislation is more technology neutral. The new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

     The UK Government must now implement these directives into UK law no later than July 24, 2003, and intends to do so with the enactment of the Communications Bill. This will have a number of important effects on the current regulatory regime, including the abolition of existing individual Telecommunications Act licenses, to be replaced with a General Authorization. Regulators will be required to undertake a review of individual communications market sectors with a view to identifying the level of competition in those sectors, and which companies if any have Significant Market Power (SMP) (equivalent to a dominant position in competition law). A finding of SMP will lead to the imposition of specific controls such as price controls or open access requirements.

Research and Development

     Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

     We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own and have the right to use registered trademarks, which in some cases are, and in others may be, of material import to our business, including the “ntl:” logo. In addition, we are substantially dependent on the licenses granted by the legislative agencies which regulate our respective businesses. The loss of any one or more of those licenses could have a material adverse effect on our business and financial condition.

Customers

     Except for our broadcast services business and ntl: business, no material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us. In our broadcast services business, 34.6% of revenues from the broadcast services business in 2002 was derived from contracts with the ITV companies (not including ITV Digital), Channel 4/S4C and Channel 5 in the UK, the loss of one or more of which may have a material adverse effect on the broadcast business.

Employees

     In the UK and Ireland, at December 31, 2002, we had approximately 15,130 employees, approximately 13,700 of whom are permanent and approximately 1,430 of whom are temporary or contract employees. We believe that our relationship with our employees is good.

Item 2. Properties

     In the UK and Ireland, we own, lease or occupy under license 109 business unit and regional offices, our corporate head offices in each of Hook and Dublin, and 2 retail shops.

     In addition, we own or lease approximately 660 switching centers/head-ends, operational hub-sites, and other types of network sites (e.g. points of presence and repeater nodes) together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment housed on public and private sites.

     In addition, in the UK, for the purposes of our site leasing and broadcast transmission businesses, we own, lease, contract to lease, or occupy under license approximately 1,410 properties. For these businesses, we also are the licensee of approximately 660 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

     We maintain offices under lease for our corporate staff in New York City and London. We believe that our facilities are presently adequate for their current use.

Item 3. Legal Proceedings

     In connection with the now consummated Chapter 11 cases, proofs of claim were filed against us and other debtors in those cases by Morgan Stanley Senior Funding Inc. for $11,400,000. These claims are asserted by Morgan Stanley Senior Funding Inc. to relate to alleged unpaid fees for commitments of capital made to various companies within the former NTL group of companies in 1999. We believe we have legitimate defenses to these claims.

     NTL Europe, our former parent company prior to our emergence from Chapter 11 on January 10, 2003, and certain of its officers, including our President – Chief Executive Officer, have been named as defendants in a number of purported securities class action lawsuits. The complaints in those cases generally allege that the defendants failed to accurately disclose NTL Europe’s financial condition, finances and future prospects in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. We do not know of any facts that would support these allegations, and the defendants have informed us that they intend to defend these lawsuits vigorously. While NTL Europe has been released from liability in these actions as a result of the consummation of the Plan, the case remains pending against the individuals named as defendants. We have not been named as a defendant. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York.

     We are involved in certain other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information.

     Until the consummation of the Plan on January 10, 2003, we were a indirect wholly-owned subsidiary of the entity now known as NTL Europe, Inc. (then known as NTL Incorporated) and there was no market for our common stock. Following consummation of the Plan on January 10, 2003, our common stock and Series A warrants were listed on the Nasdaq National Market and currently trade under the symbols “NTLI” and “NTLIW”, respectively. Our common stock has not been quoted on the Nasdaq National Market for a full quarterly period.

(b) Holders.

     As of March 21, 2003, our transfer agent informed us that there were approximately 46 record holders of our common stock.

(c) Dividends.

     Since our inception, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and for debt service and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Please refer to the section of this annual report entitled “Risk Factors — We do not expect to pay dividends on our common stock in the foreseeable future” for a discussion of the legal and contractual restrictions on our ability to declare and pay cash dividends.

(d) Securities authorized for issuance under equity compensation plans.

     The Plan provides that on or after January 10, 2003, the “Effective Date” of the Plan, the compensation committee of our board of directors is authorized to, and will, adopt a management incentive plan. The purpose of the management incentive plan is to provide incentives to certain of our employees and the employees of our subsidiaries, as well as to incentivize their efforts in fostering and promoting our long term growth and performance and to better align such employees’ interests with those of our stockholders. Under the management incentive plan, options to purchase up to 10% of the issued and outstanding shares of our common stock as of the Effective Date may be granted from time to time to certain of our employees and the employees of our subsidiaries. Accordingly, on the Effective Date pursuant to the Plan, we reserved 5 million shares of our common stock for issuance under the management incentive plan. The management incentive plan has not yet formally been adopted, as the compensation committee of our board of directors has not convened since the Effective Date, although such adoption is called for by the Plan. The form of management incentive plan approved in the Plan is included as an exhibit to this annual report.

(e) Sales of unregistered securities.

     On the Effective Date (January 10, 2003), pursuant to the Plan, we issued 50,000,969 shares of our common stock and 8,750,496 Series A warrants to certain former creditors and stockholders of NTL and our subsidiaries in reliance on the exemption from registration afforded by Section 1145 of the US Bankruptcy Code. We received no proceeds from the issuance of such shares of our common stock and Series A warrants.

     Also on the Effective Date, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, we and certain of our subsidiaries issued 19% Senior Secured Notes due 2010 (referred to as the Exit Notes) and 500,000 shares of our common stock to the initial purchasers of the Exit Notes. The gross proceeds from the Exit Notes and such shares totaled $500 million.

     On January 24, 2003, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, an aggregate of 83,245 shares of our common stock was issued in escrow to certain of our executives pursuant to their employment agreements. We received no proceeds from the issuance of such shares of our common stock.

Item 6. Selected Financial Data

     The selected consolidated financial information of NTL Incorporated (formerly NTL Communications Corp.) presented below under the captions income statement data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 was derived from our consolidated financial statements audited by Ernst & Young LLP. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

     Beginning on May 8, 2002, the date that we, NTL Europe and certain or our and NTL Europe’s subsidiaries filed the Plan under Chapter 11 of the US Bankruptcy Code, we have prepared our consolidated financial statements in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (referred to as SOP 90-7 in this annual report). Pursuant to SOP 90-7, beginning on May 8, 2002 we discontinued accruing interest expense on certain of our prepetition obligations. Our reported interest expense in 2002 excludes $662.9 million of contractual interest for the period from May 8, 2002 to December 31, 2002. Also in 2002, recapitalization items, net were $151.8 million. Recapitalization items include all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization items, net include $36.2 million for employee retention related to substantially all of our UK employees and $116.7 million for financial advisory, legal, accounting and consulting costs. These costs are net of $1.1 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002.

     In addition, in 2002 we recorded asset impairment charges of $445.1 million consisting of non-cash charges to write down certain fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. We also recorded restructuring charges of $104.8 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan. Amortization expense in 2002 decreased from amounts in prior periods due to the adoption of Statement of

Financial Accounting Standards (referred to as SFAS) No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets.

     As of December 31, 2001, $14,203.0 million of our long-term debt was classified as current due to the uncertainties about compliance with the terms and conditions of the instruments and agreements governing our debt that would give the holders of the debt the right to accelerate payment. In the fourth quarter of 2001, we recorded asset impairment charges totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 we recorded restructuring costs of $202.8 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

     In May 2000, NTL Europe purchased ConsumerCo for an aggregate purchase price of approximately $13.1 billion, including intangibles of approximately $8.9 billion. We subsequently acquired ConsumerCo from NTL Europe. The net assets and results of operations of ConsumerCo are included in the consolidated financial statements beginning in May 2000. Also in 2000, we recorded restructuring charges of $65.9 million and costs of $26.8 million primarily to integrate acquired companies, mostly related to information technology integration as well as costs incurred for business rationalization consulting.

     In March 1999, we purchased Diamond Cable Communications Limited, referred to as Diamond in this annual report, for an aggregate purchase price of approximately $984.6 million, including intangibles of approximately $1.3 billion. In July 1999, we purchased Cablelink Limited, referred to as Cablelink, for an aggregate purchase price of approximately $700.5 million, including intangibles of approximately $669.6 million. In September 1999, NTL Delaware purchased NTL Business for an aggregate purchase price of $175.0 million, including intangibles of approximately $176.9 million. We subsequently acquired NTL Business from NTL Delaware. The net assets and results of operations of Diamond, Cablelink and NTL Business are included in the consolidated financial statements from March 1999, July 1999 and September 1999, their respective dates of acquisition. In August 1999, Telewest Communications plc exercised its right to purchase all of our shares of Cable London PLC and all of our related rights and interests for a purchase price of approximately £428.0 million. We recorded a gain of $493.1 million on this sale.

     In June and September 1998, we purchased ComTel and Telecential Communications, which we refer to collectively as ComTel, for an aggregate purchase price of approximately $969.0 million, including intangibles aggregating approximately $224.0 million. In October 1998, we purchased Comcast UK Cable Partners Limited (now known as NTL (Triangle) LLC and referred to as NTL Triangle in this annual report), for an aggregate purchase price of approximately $600.4 million, including intangibles of approximately $129.8 million. In December 1998, we purchased Eastern Group Telecoms Limited (referred to as EGT) for an aggregate purchase price of approximately $151.0 million, including intangibles of approximately $45.0 million. The net assets and results of operations of ComTel, NTL Triangle and EGT are included in the consolidated financial statements from September 1998, October 1998 and December 1998, their respective dates of acquisition.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in millions, except per share data)
Income Statement Data:
Revenues	$3,265.1	$3,189.6	$2,484.2	$1,537.1	$747.0
Operating (loss)	(1,401.8)	(10,401.6)	(1,525.2)	(611.0)	(228.6)
Net (loss)	(2,375.8)	(11,837.0)	(2,388.1)	(716.5)	(534.6)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in millions)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$507.2	$251.1	$423.5	$1,079.2	$996.9
Working capital	(6,794.6)	(15,073.7)	(946.3)	423.9	600.5
Fixed assets	11,088.9	10,840.3	10,916.8	5,348.4	3,854.4
Total assets	13,041.4	13,030.4	23,146.5	9,733.0	6,194.1
Long-term debt (1)	15,766.5	14,203.0	11,843.4	7,598.0	5,043.8
Redeemable preferred stock	—	—	—	—	124.1
Shareholders’ equity (deficiency)	(5,176.1)	(3,179.0)	9,012.2	1,066.0	355.2

(1)     As of December 31, 2002, long-term debt of $5,952.3 million was classified as current and $9,814.2 million was classified as liabilities subject to compromise. As of December 31, 2001, there was $14,203.0 million of long-term debt classified as current.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NTL’s Completed Restructuring

     On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe (then known as NTL Incorporated) and certain of our and NTL Europe’s subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. Our operating subsidiaries and those of NTL Europe were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time we emerged from Chapter 11 reorganization.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and we and NTL Europe each emerged as independent public companies. The entity formerly known as NTL Communications Corp. (the registrant) was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of our former parent company (NTL Europe) and certain of its subsidiaries, including us, were cancelled, and we issued shares of our common stock and Series A warrants and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders of our former parent company and its subsidiaries, including us. The precise mix of new securities received by holders of each particular type of security of our former parent company and its subsidiaries was set forth in the Plan.

Background of Restructuring

     Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of our former parent company and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, our former parent company and its subsidiaries, including us, had no further funds available, or were unable to draw upon funds under our credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, our former parent company announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, our former parent company commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

     Our former parent company and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. Our former parent company also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

     On April 16, 2002, our former parent company announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, our former parent company and certain of our former parent company’s other subsidiaries filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of ours with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million to us under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by our former parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of our former parent company and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, our former parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to us and our subsidiaries. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time we emerged from Chapter 11 reorganization. In connection with our emergence from Chapter 11 reorganization, we and certain of our subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of our Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of our Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, we and our lending banks amended our existing credit facilities.

Pro Forma Consolidated Balance Sheet as of December 31, 2002

     The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to our emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. We adopted fresh-start reporting in January 2003 in accordance with the SOP 90-7. We adopted fresh-start reporting because the holders of our voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because our reorganization value is less than our post-petition liabilities and allowed claims.

     The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of a substantial portion of our outstanding debt and the issuance of shares of new common stock and Series A warrants to various former creditors and stockholders of our former parent company and certain of its subsidiaries, including us. The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting. We engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of our assets and the present value of our liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, our total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinte-lived intangible asset.

     The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) that will be recognized in our financial statements for the quarter ended March 31, 2003:

In millions

Gain on debt discharge	$8,452
Fresh-start adoption – intangible assets	1,522
Fresh-start adoption – long term debt	221
Fresh-start adoption – deferred tax liability	(69)
Fresh-start adoption – accrued expenses	(120)
Fresh-start adoption – fixed assets	(3,195)

TOTAL	$6,811

Pro Forma Consolidated Balance Sheet as of December 31, 2002 (continued)

	Historical	Emergence from	Fresh
		Chapter 11	Start	Pro Forma

		(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable trade, less allowance for doubtful accounts	395.9	—	—	395.9
Due from affiliates	1.6	—	—	1.6
Other	192.7	—	—	192.7
Due from NTL Europe, Inc.	73.3	(72.4)	—	0.9

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	11,088.9	—	(3,194.9)	7,894.0
Intangible assets, net	395.3	—	868.4	1,263.7
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	653.3	653.3
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liabilities and shareholders’ equity (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$385.8	$0.7	$—	$386.5
Accrued expenses and other	780.5	6.6	(32.7)	754.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	359.8	—	—	359.8
Due to NTL Europe, Inc.	236.1	(234.6)	—	1.5
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	94.4	—	68.5	162.9
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders’ equity (deficiency):
Common stock-new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss)	(653.6)	0.4	653.2	—
Retained earnings (deficit)	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders’ equity (deficiency)	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liquidity and Capital Resources

     We have historically incurred operating losses and negative operating cash flow. In addition, we required and expect to continue to require significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     We currently expect that we will require approximately £310 million ($499 million) to fund our working capital including debt service, capital expenditures, and payments made on the Effective Date pursuant to the Plan and the amendment of our existing credit facilities, net of cash from operations, in the twelve months from January 1, 2003 to December 31, 2003. A significant portion of the £310 million total relates to payments made on the Effective Date. We believe that cash, cash equivalents and marketable securities on hand of $507.2 million as of December 31, 2002, plus the proceeds from sale of the Exit Notes and 500,000 shares of common stock of $500.0 million, will be sufficient for our cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

     Over the long term, we will continue to require cash to fund operations, service our debt and implement our strategy. In order to fund these requirements, we anticipate that we will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

     The indentures governing our outstanding notes, among other things, restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to incur additional debt, create or incur liens, and sell assets. In addition, we and our subsidiaries must comply with certain financial covenants in these debt instruments. The Senior Credit Facility and Working Capital Credit Facility also impose restrictions on our ability and the ability of most of our subsidiaries to incur additional debt and other extensive restrictions on most of our subsidiaries, including restrictions on the ability of such subsidiaries to create or incur liens and sell assets. In addition, we and most of our subsidiaries must comply with and meet certain financial covenants in these credit facilities.

     Our ability to meet our funding requirements is dependent upon a number of factors, including our existing cash balances, the cash flow generated by our operating subsidiaries, and our ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish our ability to sustain operations, meet financial covenants, obtain additional funds, and make required payments on our indebtedness.

     Based on preliminary valuations of our pension plans, as of December 31, 2002, we believe the projected benefit obligations of certain of our defined benefit plans exceeded the fair value of plan assets by an aggregate of approximately £81.0 million ($130.4 million). We will need to fund this deficit in accordance with the laws and regulations in the UK. We currently believe we will have to use cash of approximately £8 million per year beginning in 2003 to meet the UK requirements. The valuation of our pension plans requires the use of assumptions and estimates. Changes in these assumptions and estimates as well as future investment returns could potentially have a material impact, either upwards or downwards, on this estimated funding requirement.

     We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Description of Outstanding Notes and Credit Facilities

     The following summarizes the terms of the significant notes and credit facilities issued by us and our subsidiaries and outstanding as of the date hereof:

NTL Incorporated:

     (1)    19% Senior Secured Notes (Exit Notes) due January 1, 2010; principal amount at maturity of $558.249 million; redeemable at the Company’s option after January 10, 2003; interest payable in cash semiannually from July 1, 2003; with respect to the interest payment due on July 1, 2003, we may elect to pay any portion of the interest in cash or by issuance of additional “pay-in-kind” notes; with respect to the interest payments due on January 1, 2004 and July 1, 2004, we may make a similar election based on our Available Cash, as defined;

     The purchasers of our Exit Notes are entitled to registration rights with respect to such notes pursuant to the Exchange and Registration Rights Agreement, which is an exhibit to this annual report. Under the Exchange and Registration Rights Agreement, we agreed, among other things, to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Exit Notes for new notes registered under the Securities Act with terms substantially identical to those of the unregistered notes. If we fail to file such registration statement with the Securities and Exchange Commission on or before April 15, 2003 or if certain other registration default events described in the Exchange and Registration Rights Agreement occur, then we will be required to pay special interest to each holder of the Exit Notes, pursuant to provisions of the Exchange and Registration Rights Agreement, during the period of one or more of such registration default events. We would pay such special interest at a rate of 0.5% per annum, which will increase to 1.0% per annum after the first 120-day period following the occurrence of the first such registration default. In addition, our failure to register the notes in compliance with the Exchange and Registration Rights Agreement would result in an event of default under the Indenture governing the Exit Notes.

NTL Communications Limited:

     (2)    Working Capital Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of approximately £408.3 million ($657.1 million), all of which was outstanding as of December 31, 2002; interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which commenced at 4.50% per annum and increases by 0.50% per annum at the end of each quarter after the date upon which the facility was first utilized (subject to a cap on total interest of 16% per annum and a cap on total interest payable in cash of 14% per annum (any excess being added to principal)); effective interest rate of 11.76% per annum at December 31, 2002; principal is due in full on March 31, 2006;

NTL Investment Holdings Limited (a wholly owned subsidiary of NTL Communications Limited):

     (3)    Senior Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of £2,784.8 million ($4,482.1 million), all of which was outstanding as of December 31, 2002; comprising a revolving facility of £2,584.8 million ($4,160.2 million) and a term facility of £200.0 million ($321.9 million); interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which, in the case of the revolving facility, is fixed at 3.50% per annum for six months from January 10, 2003 and which then varies, depending upon satisfaction of a financial covenant over six monthly periods, between 4.00% and 2.50% per annum and which, in the case of the term facility, is fixed at 5.50% per annum; effective interest rate on the revolving facility of 6.26% per annum at December 31, 2002; effective interest rate on the term facility of 7.76% per annum at December 31, 2002; the unused portion of the commitment to make the revolving facility available is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal then outstanding under the revolving facility is due in full on September 30, 2005; principal under the term facility is due in six quarterly installments beginning on June 30, 2006 and increasing from £5 million repayments due on the first two repayment dates to £10 million repayments due on the next three repayment dates with the balance being due on September 30, 2007;

NTL Triangle:

     (4)  11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond Holdings:

     (5)    10% Senior Sterling Notes due February 1, 2008; principal amount at maturity of £135.0 million ($217.3 million); interest payable semiannually from August 1, 1998; redeemable at Diamond Holdings’ option on or after February 1, 2003; and

     (6)    9 1/8% Senior Notes due February 1, 2008; principal amount at maturity of $110.0 million; interest payable semiannually from August 1, 1998; redeemable at Diamond Holdings’ option on or after February 1, 2003.

Contractual Obligations and Commercial Commitments

     The following table includes aggregate information about our contractual obligations as of December 31, 2002, as adjusted to give effect to our emergence from Chapter 11 reorganization, and the periods in which payments are due.

Payments Due by Period

Contractual		Less than	1-3	4-5	After
Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	$6,545.1	$0.4	$4,161.0	$1,497.1	$886.6
Capital Lease Obligations	206.8	9.3	17.0	13.8	166.7
Operating Leases	716.3	84.0	131.3	106.5	394.5
Unconditional Purchase Obligations	1,422.0	437.6	219.1	218.8	546.5
Other Long-Term Obligations	none	—	—	—	—

Total Contractual Cash Obligations	$8,890.2	$531.3	$4,528.4	$1,836.2	$1,994.3

     The following table includes aggregate information about our commercial commitments as of December 31, 2002. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Total
Other Commercial	Amounts	Less than	1-3	4-5	Over
Commitments	Committed	1 Year	Years	Years	5 Years

(in millions)
Guarantees	$34.1	$5.0	$15.4	$0.2	$13.5
Lines of Credit	none
Standby Letters of Credit	none
Standby Repurchase Obligations	none
Other Commercial Commitments	none

Total Commercial Commitments	$34.1	$5.0	$15.4	$0.2	$13.5

Consolidated Statements of Cash Flows

     Cash provided by (used in) operating activities was $258.7 million, $(558.6) million and $(169.0) million in the years ended December 31, 2002, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the years ended December 31, 2002, 2001 and 2000 was $410.0 million, $776.6 million and $363.9 million, respectively. In addition, the change in cash provided by (used in) operating activities is due to changes in working capital as a result of the timing of receipts and disbursements including the suspension of certain payments due to our Chapter 11 reorganization.

     Cash used in investing activities was $844.2 million, $1,858.1 million, $9,506.7 million in the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in investing activities primarily includes cash used for purchases of fixed assets and acquisitions, net of cash acquired.

     Purchases of fixed assets were $680.9 million, $1,653.0 million and $1,961.8 million in the years ended December 31, 2002, 2001 and 2000, respectively, as a result of continuing fixed asset purchases and network construction. We continued to minimize purchases of fixed assets in 2002 in an effort to conserve cash.

     Cash used in investing activities in the year ended December 31, 2001 also includes cash used for a loan to our former parent company of $150.0 million. On September 28, 2001, we loaned our former parent company $150.0 million in exchange for 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. These notes were canceled pursuant to the Plan.

     Cash used for acquisitions, net of cash acquired, of $7,514.9 million in the year ended December 31, 2000 was primarily for the acquisition of ConsumerCo.

     Cash provided by financing activities was $800.6 million, $2,252.1 million, and $9,050.6 million in the years ended December 31, 2002, 2001 and 2000, respectively.

     Proceeds from borrowings from NTL Delaware of $135.2 million in the year ended December 31, 2002 is the £90.0 million loan to NTL (UK) Group, Inc. This note was purchased by a subsidiary of NTL Incorporated for consideration of the principal amount of the note plus accrued interest on the Effective Date. Proceeds from borrowings, net of financing costs, of $670.1 million in the year ended December 31, 2002 includes $463.2 million borrowed under the NTL Communications Limited Working Capital Credit Facility, net of costs of $9.5 million and $229.0 borrowed under the Communications Cable Funding Corp. DIP facility, net of costs of $12.6 million.

     Proceeds from borrowings, net of financing costs, of $2,643.4 million in the year ended December 31, 2001 include $838.5 million borrowed under the Senior Credit Facility, $431.8 million borrowed under the Working Capital Credit Facility, $1,150.0 million from the issuance of our 6-3/4% Convertible Senior Notes and $277.9 million from the issuance of our 12-3/8% Senior Euro Notes, net of aggregate financing costs of $54.8 million.

     Principal payments of $421.5 million in the year ended December 31, 2001 include optional repayments of $395.8 million under the NTL Communications Limited credit agreements and repayments of an aggregate of $25.7 million of other debt.

     Proceeds from borrowings, net of financing costs, of $5,009.8 million in the year ended December 31, 2000 were primarily for the acquisition of ConsumerCo including the credit agreements entered into with a group of banks. Included in proceeds from borrowings, net of financing costs, is $1,494.9 million of borrowings that was not related to the ConsumerCo acquisition and net proceeds of $496.5 million from the sale of the 11-7/8% Notes due 2010.

     Principal payments of $1,263.9 million in the year ended December 31, 2000 include optional repayments of $1,168.2 million of amounts borrowed under credit agreements.

     Cash provided by financing activities also includes the following. Contributions from our former parent company NTL Delaware were $3.9 million, $40.8 million and $5,227.2 million in the years ended December 31, 2002, 2001, and 2000, respectively. The contributions of $5,227.2 million in the year ended December 31, 2000 include cash used to acquire ConsumerCo.

Results of Operations

     The following discussion of our results of operations reflects our business segments up to December 31, 2002, after which time we performed an internal organizational restructuring which resulted, among other things, in the transfer of our national and international carrier telecommunications services and certain of our managed network services from our business group into new separate groups, and the transfer of our public safety line of business from our business services group to our broadcast transmission and tower services group.

     We provide a broad range of communication services, including: (1) consumer telecommunications and television, (2) business telecommunications and (3) broadcast transmission and other related services. Our consumer telecommunications and television services comprise broadband services to consumer markets including residential telephone, analog and digital cable television, Internet access, and interactive services. Our business telecommunications services include business telecommunications, national and international carrier telecommunications, Internet services, and managed network services. Our broadcast transmission and other services include digital and analog television and radio broadcast transmission services, satellite and media services for programmers, news agencies, sports broadcasters and production companies, and tower site rental and associated services to a variety of carriers operating wireless networks.

     Consumer Services: In our consumer telecommunications and television segment we derive revenues principally from monthly fees and usage charges for (1) telephone service, (2) cable television service and (3) Internet access. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and TV or triple telephone, TV and Internet access.

     Business Services: In our business telecommunications segment we derive revenues principally from (1) monthly fees and usage charges for inbound and outbound voice and data telephony, (2) charges for voice, data and Internet services provided to managed network customers and (3) charges for various outstanding arrangements provided to public safety customers.

     Broadcast Transmission and Tower Services: In our broadcast transmission and other services segment we derive revenues principally from charges for (1) site leasing services, (2) national and regional television broadcasting, (3) national, regional and local radio broadcasting and (4) satellite up-linking for program and content distribution.

     The principal components of our expenses include (1) costs to connect our network to other networks (referred to as interconnection), (2) television programming costs, (3) payroll and other employee related costs, (4) repairs and maintenance, (5) facility related costs, such as rent, utilities and rates, (6) marketing and selling costs and (7) provisions for bad debts.

     As expected, our growth in 2002 was curtailed by funding constraints. Cash constraints present many challenges to the successful execution of our business plan. We are conserving cash by minimizing capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations, we must reduce and limit customer churn. We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. This effort is at a relatively early stage although we have continued to make progress through December 31, 2002. Although the new system does not yet support our full suite of services, we expect to substantially complete the project by the third quarter of 2004. The total project cost is estimated to be approximately £75.0 million, of which we have incurred approximately £22.6 million through December 31, 2002. We cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on customer service, our churn rate and our costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending on the severity of the failure, could have a material adverse effect on our business.

     Moreover, the integration process has involved a number of internal reorganizations of our business as we continue to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. Although we cannot predict precisely the effect that this has had, it is likely these internal reorganizations have negatively impacted employee morale. If we undertake additional internal reorganizations they will similarly likely negatively impact employee morale. Negative effects on employee morale can have a negative effect on our operations generally.

     Our plan to reduce churn and to increase average revenue per unit (referred to as ARPU) includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services in the future that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

     The wholesale national and international telecommunications market saw the reorganization or bankruptcy of many of the new entrant operators in 2002, especially those companies whose focus had been on serving carriers. As a result of this, several customers that had signed contracts with us running through 2003 are no longer in business. While this will have some effect on our revenue for 2003, most of our existing contracts are now with telecommunications companies with high volumes of retail traffic. Furthermore, our sales focus is on UK telecommunications companies who service the retail rather than the wholesale markets. We attempt to structure our commercial arrangements to minimize any financial exposure to another operator.

     Media speculation regarding our recent Chapter 11 reorganization and financial condition could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may adversely affect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our recent Chapter 11 reorganization and financial condition and the potential effect of that publicity on our brand name, we may find it difficult to increase market share. We believe our recapitalization process and the general unfavorable climate for alternative telecom carriers affected our revenues in 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even though we have successfully completed the recapitalization process, there is no assurance that such negative publicity will not adversely impact our results of operations or have a long-term effect on our brand.

     In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have a significant effect on results of operations or cash flows in 2002.

NTL Ireland is in the process of instituting a more rigorous credit policy that is expected to lead to the involuntary disconnection of certain customers. As a result of this, NTL Ireland anticipates that its residential customer base will decline by approximately 25,000 net customers in 2003. As a result, we expect a decline in revenue, programming costs and bad debt expense, but taken together we believe these changes will not have a significant overall impact on our results of operations or cash flows.

Years Ended December 31, 2002 and 2001

     The results of operations for the year ended December 31, 2001 include CWC Off-Net, which was sold in the fourth quarter of 2001.

     The previously announced review of a number of our balance sheet accounts found that certain provisions that were being held against anticipated liabilities were no longer necessary. The release of these provisions resulted in a decrease in revenue of £2.7 million ($4.1 million), a decrease in operating expense of £23.1 million ($34.7 million) and a decrease in selling, general and administrative expense of £23.0 million ($34.6 million) in the three months ended December 31, 2002 (resulting in a net adjustment of £43.4 million ($65.2 million)).

     In addition, in 2002 we engaged in a process of reducing our expenditures in a variety of areas including customer acquisitions and expenditures relating to certain capital improvements. These measures, as well as the restructuring of our operations in 2001, which resulted in significant headcount reductions and departmental reorganizations, caused us to reassess whether for certain 2002 expenditures, assumptions related to the allocation of those costs between capital and operating expense needed to be revised. This previously announced review has been completed, resulting in a £16.3 million ($24.5 million) increase in operating expense and a £24.9 million ($37.4 million) increase in selling, general and administrative expense and the corresponding reduction in fixed assets of £41.2 million ($61.9 million) in the three months ended December 31, 2002.

     There was no impact on cash in 2002 from either of these adjustments. These two adjustments relate principally to periods prior to the three months ended December 31, 2002. For the first, second and third quarters of 2002, operating expense would increase by approximately £4 million per quarter and selling, general and administrative expense would increase by approximately £6 million per quarter if the reallocation of the £41.2 million from capitalized costs to expense was reflected in the appropriate periods. The £43.4 million net adjustment would not be reallocated to the first, second and third quarters of 2002 because these provisions related to periods prior to 2002.

     Consolidated revenues increased by 2.4% to $3,265.1 million in the year ended December 31, 2002, as compared to $3,189.6 million in the year ended December 31, 2001. Consolidated revenues in UK pounds decreased by 1.9% to £2,173.1 million from £2,216.1 million.

     In the years ended December 31, 2002 and 2001, the United Kingdom accounted for 97.3% and 98.0%, respectively and Ireland accounted for 2.7% and 2.0%, respectively of total consolidated revenues.

     In the years ended December 31, 2002 and 2001, consumer telecommunications and television revenues were 63.5% and 64.9%, respectively, business telecommunications revenues were 27.0% and 26.2%, respectively and broadcast transmission and other revenues were 9.5% and 8.9%, respectively of total consolidated revenues.

     Consumer telecommunications and television revenues increased by 0.2% to $2,074.1 million in 2002 from $2,069.2 million in 2001 as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased by 4.0% to £1,380.4 million from £1,437.6 million. The decrease in revenues was primarily due to the sale of part of our indirect access telephony business in October 2001 that accounted for approximately £46.0 million of consolidated revenues in the year ended December 31, 2001. Consumer telecommunications and television revenues have also been affected by a reduction in the customer base due to disconnects and lower telephony usage. This decrease was partially offset by price increases and an increase in broadband Internet services.

     Business telecommunications revenues increased by 5.2% to $880.1 million from $836.8 million. These revenues in UK pounds increased by 0.8% to £585.8 million from £581.4 million. Business telecommunications revenues increased in the year ended December 31, 2002 as a result of the acquisition of the assets and contracts of Viatel UK in the third quarter of 2001. This increase was offset by a decrease in revenues in the Carrier division resulting from a downturn in the Carriers market together with a one off reduction in revenues in the SME and Retail divisions due principally to uncertainties arising from our Chapter 11 reorganization.

     Broadcast transmission and other revenues increased by 9.6% to $310.9 million from $283.6 million. These revenues in UK pounds increased by 5.0% to £206.9 million from £197.1 million. The increase is primarily the result of an increase in digital radio roll-out and project revenues, and an increase in site related revenues.

     Operating expenses (including network expenses) decreased by 4.0% to $1,502.5 million from $1,564.3 million primarily as a result of decreases in telephony interconnection and television programming costs. Operating expenses as a percentage of revenues declined to 46.0% in 2002 from 49.0% in 2001.

     Selling, general and administrative expenses decreased by 20.9% to $769.8 million from $973.2 million, which primarily reflects various cost savings efforts including restructurings announced in the third and fourth quarters of 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 23.6% in 2002 from 30.5% in 2001.

     Asset impairment charges were $445.1 million and $8,160.6 million in the years ended December 31, 2002 and 2001, respectively. Asset impairment charges of $445.1 million in 2002 are non-cash charges to write-down certain assets to their estimated fair values based on our assessment that their carrying value was not recoverable. These charges in 2002 include fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to license acquisition costs and goodwill was determined in accordance with SFAS No. 142. The aggregate charge of $445.1 million in 2002 related to our business segments as follows: $434.5 million consumer, $5.3 million business and $5.3 million shared. Asset impairment charges of $8,160.6 million in 2001 included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million. The aggregate asset impairment charge of $8,161.6 million, which includes $1.0 million included in share of losses from equity investments, related to our business segments as follows: $6,048.1 million consumer, $2,113.0 business and $0.5 million broadcast.

     Non-cash compensation of $30.6 million in the year ended December 31, 2001 was due to modifications to certain stock options approved by the Compensation and Option Committee of the Board of Directors of our former ultimate parent company in July 2001. All options to purchase shares of our former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

     Other charges of $389.2 million in the year ended December 31, 2002 include restructuring charges of $104.8 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from our former ultimate parent company and certain of its subsidiaries in accordance with the Plan. Other charges of $297.9 million in the year ended December 31, 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

     Restructuring charges of $104.8 million, $202.8 million and $65.9 million in the years ended December 31, 2002, 2001 and 2000, respectively, relate to our actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges and $57.9 million of the 2001 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, none of whom were still employed by us as of December 31, 2002. These costs in 2001 were for approximately 5,200 employees to be terminated, of which approximately 20 employees were still employed by us as of December 31, 2002. These costs in 2002 were for approximately 740 employees to be terminated, of which approximately 350 employees were still employed by the Company as of December 31, 2002. The following table summarizes the restructuring charges incurred and utilized in 2000, 2001 and 2002:

	Employee
	Severance	Lease
	and Related	Exit	Agreement	Fixed
	Costs	Costs	Modifications	Assets	Other	Total

Charged to expense	$47.9	$18.0	$—	$—	$—	$65.9
Utilized	—	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	—	(13.9)
Charged to expense	98.7	32.4	27.7	57.9	—	216.7
2001 provision utilized	(26.2)	—	—	(57.9)	—	(84.1)

Balance, December 31, 2001	72.5	33.5	27.7	—	—	133.7
2000 provision utilized	—	(1.1)	—	—	—	(1.1)
2001 provision utilized	(71.9)	(17.3)	(16.2)	—	—	(105.4)
2001 provision released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	35.2	78.9	1.2	7.5	9.2	132.0
2002 provision utilized	(23.3)	(0.2)	—	(7.5)	—	(31.0)

Balance, December 31, 2002	$11.9	$78.7	$1.2	$—	$9.2	$101.0

     Corporate expenses decreased to $18.7 million in 2002 from $24.3 million in 2001 primarily due to a decrease in legal, accounting and other professional costs.

     Depreciation expense increased to $1,477.9 million in 2002 from $1,361.4 million in 2001 primarily due to an increase in depreciation of telecommunications and cable television equipment.

     Amortization expense decreased to $63.7 million from $1,178.9 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the year ended December 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $1,104.9 million, would have been $74.0 million but for the application of SFAS No. 142.

     Interest expense decreased to $780.2 million from $1,240.8 million as a result of the application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, we did not recognize interest expense on certain of our outstanding publicly traded notes on or after May 8, 2002 (the date we and certain of our subsidiaries filed our Plan under Chapter 11 of the Bankruptcy Code). Our contractual interest for the year ended December 31, 2002 was $1,425.4 million. The increase in contractual interest expense in 2002 as compared to 2001 is primarily due to additional borrowings under credit facilities and the issuance of new notes in 2001. Interest of $456.3 million and $844.3 million was paid in cash in the years ended December 31, 2002 and 2001, respectively.

     Other losses of $88.5 million in 2001 are from the sale of the CWC off-net indirect access customers in the fourth quarter of 2001.

     Foreign currency transaction gains (losses) were losses of $94.1 million in the year ended December 31, 2002 and gains of $0.6 million in the year ended December 31, 2001. The change is primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

     Recapitalization items, net were $151.8 million in the year ended December 31, 2002. Recapitalization items include all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization items, net include $36.2 million for employee retention related to substantially all of our UK employees and $116.7 million for financial advisory, legal, accounting and consulting costs. These costs are net of $1.1 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002.

     Net loss was $2,375.8 million in the year ended December 31, 2002 and $11,837.0 million in the year ended December 31, 2001. This change was the result of the factors discussed above, particularly the reduction in amortization expense of $1,115.2 million in 2002 and the $8,160.6 million asset impairment charges in 2001.

Years Ended December 31, 2001 and 2000

     As a result of the completion of the acquisition of the consumer cable telephone, Internet and television operations of ConsumerCo on May 30, 2000, we consolidated the results of operations of this business from the date of acquisition.

     Consolidated revenues increased by 28.4% to $3,189.6 million in 2001, as compared to $2,484.2 million in 2000. Revenue growth was achieved through acquisitions and by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecommunications divisions.

     In 2001 and 2000, the UK accounted for 98.0% and 97.5%, respectively, of total consolidated revenues. Ireland accounted for the remainder of the consolidated revenues, or 2.0% and 2.5% in 2001 and 2000, respectively.

     Consumer telecommunications and television revenues were 64.9% and 61.1% of total consolidated revenues in 2001 and 2000, respectively. Business telecommunications revenues were 26.2% and 28.3% of total consolidated revenues in 2001 and 2000, respectively. Broadcast transmission and other revenues were 8.9% and 10.6% of total consolidated revenues in 2001 and 2000, respectively.

     Consumer telecommunications and television revenues increased to $2,069.2 million in 2001 from $1,518.2 million in 2000 as a result of the ConsumerCo acquisition, price increases, upselling new services to customers and from growth in our customer base. The 2001 and 2000 revenue includes $956.6 million and $532.2 million, respectively, from ConsumerCo. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase.

     Business telecommunications revenues increased to $836.8 million in 2001 from $702.2 million in 2000 as a result of acquisitions and from the growth in our customer base. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $65.3 million of the revenue in 2001. The 2001 and 2000 revenue includes $97.4 million and $62.1 million, respectively, from ConsumerCo.

     Broadcast transmission and other revenues increased to $283.6 million in 2001 from $263.8 million in 2000. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in our regulated services, and increases in satellite and media services used by broadcast and media customers.

     Operating expenses (including network expenses) increased to $1,564.3 million in 2001 from $1,223.2 million in 2000 as a result of increases in interconnection and programming costs due to revenue growth. The 2001 and 2000 expense includes $491.5 million and $281.4 million, respectively, from ConsumerCo.

     Selling, general and administrative expenses increased to $973.2 million in 2001 from $969.1 million in 2000. The 2001 and 2000 expense includes $293.3 million and $213.1 million, respectively, from ConsumerCo. Selling, general and administrative expenses as a percentage of revenues decreased to 30.5% in 2001 from 39.0% in 2000. The percentage decrease reflects various cost savings efforts.

     Asset impairments in 2001 of $8,160.6 million are related to intangible assets. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. In 2001, we performed a review of the recoverability of our long-lived assets and associated goodwill. This review was initiated because of the decline in our former ultimate parent company’s stock price and significantly lower valuations for companies within our industry. Additionally, at the time of our review, the book value of our former ultimate parent company’s net assets significantly exceeded its market capitalization. Accordingly, the fair value of our assets was determined by discounting our estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. We recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,160.6 million is included in asset impairments and $1.0 million is included in share of losses from equity investments. The asset impairment charge of $8,160.6 million included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million. The aggregate asset impairment charge of $8,161.6 million related to our business segments as follows: $6,048.1 million Consumer, $2,113.0 million Business and $0.5 million Broadcast.

     Non-cash compensation of $30.6 million in 2001 was due to modifications to certain stock options approved by the Compensation and Option Committee of the Board of Directors of our former ultimate parent company in July 2001. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of our former parent company’s common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. We recognized non-cash compensation expense based on the excess of the quoted market price of our former ultimate parent company’s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of our former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

     Other charges of $297.9 million in 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in the information technology integration and consulting costs was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected. Restructuring charges of $202.8 million and $65.9 million in the years ended December 31, 2001 and 2000, respectively, relate to our announcements in the fourth quarter of 2001 and in November 2000 that we were taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas.

     Corporate expenses increased to $24.3 million in 2001 from $23.7 million in 2000 primarily due to the increase in various overhead costs.

     Depreciation and amortization expense increased to $2,540.3 million in 2001 from $1,700.7 million in 2000 due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $1,466.0 million and $802.0 million, respectively, from ConsumerCo, including amortization of the acquisition related intangibles.

     Interest expense increased to $1,240.8 million in 2001 from $886.3 million in 2000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $273.2 million and $135.0 million, respectively related to ConsumerCo. Interest of $844.3 million and $459.0 million was paid in cash in the years ended December 31, 2001 and 2000, respectively.

     Other losses of $88.5 million in 2001 are from the sale of the ConsumerCo off-net indirect access customers.

     Foreign currency transaction gains (losses) were gains of $0.6 million in 2001 and losses of $58.1 million in 2000 primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, our foreign subsidiaries whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

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

     Consolidated net loss increased to $11,837.0 million in 2001 from $2,388.1 million in 2000. The increase in net loss was primarily a result of the asset impairment charge in 2001 of $8,160.6 million relating to our intangible assets.

Critical Accounting Policies

     Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the United States (referred to as GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	We maintain allowances for doubtful accounts and other receivables for estimated losses resulting from the potential inability of our customers or the other parties to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers or the other parties were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. We consult legal counsel on matters related to litigation. We consult experts both within and outside the company with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate certain agreements included in restructuring charges and the amounts to be paid to settle certain other liabilities. A liability is accrued if the likelihood of occurrence of an adverse outcome is probable and the amount is capable of estimation.

•	We review long-lived assets and our intangible assets with indefinite lives for impairment as described in the Notes to Consolidated Financial Statements. In analyzing potential impairments, we use projections of future cash flows from the asset. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

•	We have recorded restructuring charges as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for restructuring.

•	The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, projected benefit obligations and funding requirements. These assumptions include, among others, discount rates, investment returns and projected salary increases. The actuarial models used in the valuations use assumptions on demographic factors such as retirement, mortality and turnover. Changes in assumptions and actual investment returns in the future could potentially have a material impact on our pension expense and funding requirements.

•	Fixed assets, net, totaled $11,088.9 million and $10,840.3 million, representing 85.0% and 83.2% of total assets, at December 31, 2002 and 2001, respectively. Pro forma for our emergence from Chapter 11 and the adoption of fresh-start reporting as if both had occurred on December 31, 2002, fixed assets, net would be $7,894.0 million representing 70.2% of pro forma total assets at December 31, 2002. Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Internal costs directly related to the construction and installation of fixed assets, including payroll and related costs of certain employees and rent and other occupancy costs are capitalized. The payroll and related costs of certain employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimates. We are in the process of upgrading our accounting systems to reduce reliance upon estimates in determining amounts capitalized. Rent and other occupancy costs are capitalized based on rates derived from the costs of the facilities and a factor based on function or use.

The internal costs capitalized in the years ended December 31, 2002, 2001 and 2000 were approximately £115 million ($185.1 million), £251 million ($365.1 million) and £259 million ($387.4 million), respectively. The approximately £115 million of costs capitalized in the year ended December 31, 2002 is after the £41.2 million adjustment in the three months ended December 31, 2002.

The American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft is not currently GAAP. However, if this Exposure Draft is adopted, it would require among other things that rent and other occupancy costs are charged to expense as incurred. In the year ended December 31, 2002, we capitalized approximately £9 million of such costs.

     The following table includes the calculation of internal costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Internal costs capitalized	$185.1	$365.1	$387.4
Total operating and selling, general and administrative expenses	2,272.3	2,537.5	2,192.3
Internal costs capitalized as a percentage of total operating and selling, general and administrative expenses	8.1%	14.4%	17.7%
Purchase of fixed assets	680.9	1,653.0	1,961.8
Internal costs capitalized as a percentage of purchase of fixed assets	27.2%	22.1%	19.7%

Recent Accounting Pronouncements

     On December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

     On July 30, 2002, the Financial Accounting Standards Board (referred to as the FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which was effective for us on January 1, 2003. SFAS No. 145 requires any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on our results of operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that we recorded in 2001, the adoption of this new standard did not result in an impairment charge on adoption.

     Upon the adoption of SFAS No. 142, we performed an analysis of our intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. We reclassified the carrying value of workforce in place included in other intangibles to goodwill. We determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. We also determined that no changes in the remaining useful lives of the customer lists were required.

     We also performed an evaluation for impairment of our goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for our emergence from Chapter 11 reorganization and the adoption of fresh-start reporting, is as follows: $200.2 million in 2003, $200.2 million in 2004, $200.2 million in 2005, $198.7 million in 2006 and $197.7 million in 2007.

     The following table shows our net (loss) as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each period (in millions).

	Year Ended December 31,

	2002	2001	2000

Net (loss) – as reported	$(2,375.8)	$(11,837.0)	$(2,388.1)
Amortization of:

	Year Ended December 31,

	2002	2001	2000

Goodwill	—	1,067.3	668.5
License acquisition costs	—	36.9	81.1
Other	—	0.7	0.7

	—	1,104.9	750.3

Net (loss) – as adjusted	$(2,375.8)	$(10,732.1)	$(1,637.8)

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivative financial instruments for trading or speculative purposes. We have entered into derivative financial instruments to hedge exposure to movements in the British pound/U.S. dollar exchange rate and the Euro to British pound exchange rate, and interest rates related to certain of our floating interest rate debt. The counterparties were major financial institutions.

Foreign Exchange Contracts

     To the extent we obtain financing in U.S. dollars and incur construction and operating costs in various other currencies, we will encounter currency exchange rate risks. Furthermore, our revenues are generated in foreign currencies while our interest and principal obligations with respect to a significant portion of our existing indebtedness are payable in U.S. dollars.

     In 2001, we entered into a British pound forward exchange agreement consisting of twenty-six accumulating forward contracts to reduce our exposure to movement in the British pound/U.S. dollar exchange rate in accordance with our market risk strategies. In March 2002, this agreement was closed out, and we received cash of £0.5 million.

     We had cross currency swaps to hedge exposure to movements in the Euro to British pound exchange rate. In May 2002, we closed out our cross currency swaps for a cash payment of $2.0 million, and recognized a loss of $2.0 million.

Interest Rates

     The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

     In 2001, we entered into interest rate swaps, with a notional amount of £100.0 million, to hedge exposure to the floating rate indebtedness incurred under the NTL Communications Limited £200.0 million Term Facility. In March 2002, these swaps were sold, and we received cash of £0.2 million.

     The following table provides information about our long-term fixed and floating interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates, as of December 31, 2002, as adjusted to give effect to our emergence from Chapter 11 reorganization.

NTL INCORPORATED (FORMERLY NTL COMMUNICATIONS CORP.) AND SUBSIDIARIES

	Year	Year	Year	Year	Year
	Ending	Ending	Ending	Ending	Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Long-term Debt Including Current Portion
U.S. Dollars Fixed Rate	—	—	—	—	$517.3
Average Interest Rate					11.20%
UK Pound Fixed Rate	—	—	—	—	—
Average Interest Rate
Average Forward Exchange Rate
UK Pound Variable Rate	—	—	£2,584.8	£408.3	—
Average Interest Rate			LIBOR plus 3.5%	LIBOR plus 7.5%
Average Forward Exchange Rate			1.5440	1.5366
UK Pound Variable Rate	—	—	—	£20.0	£180.0
Average Interest Rate				LIBOR plus 5.5%	LIBOR plus 5.5%
Average Forward Exchange Rate				1.5366	1.5311

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Fair
			Value
	Thereafter	Total	12/31/02

Long-term Debt Including Current Portion
U.S. Dollars Fixed Rate	$668.2	$1,185.5	$939.0
Average Interest Rate	17.37%
UK Pound Fixed Rate	£135.0	£135.0	£108.0
Average Interest Rate	10.00%
Average Forward Exchange Rate	1.4316
UK Pound Variable Rate	—	£2,993.1	£2,993.1
Average Interest Rate
Average Forward Exchange Rate
UK Pound Variable Rate	—	£200.0	£200.0
Average Interest Rate
Average Forward Exchange Rate

Risk Factors

Our business is capital intensive and we have historically incurred losses and generated negative cash flows and cannot assure you that we will be profitable in the future or that we will have sufficient liquidity to fund our working capital and capital expenditures and to meet our obligations under our existing debt instruments.

     Our business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow, which we expect will continue for the foreseeable future. We have also incurred and expect to continue to incur substantial losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

     We had net losses for the year ended December 31, 2002 of $2,375.8 million, and for the years ended December 31:

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

     As of December 31, 2002, our accumulated deficit was $18.6 billion.

     Moreover, we currently expect that we will require approximately £310 million ($499 million) to fund our working capital and capital expenditures, and payments we were required to make on the Effective Date pursuant to the Plan and the amendment of our UK credit facilities, net of cash from operations, in the twelve months from January 1, 2003 to December 31, 2003. A significant portion of the £310 million total relates to payments made on the Effective Date. We believe that cash, cash equivalents and marketable securities on hand of $507.2 million as of December 31, 2002, and the $500 million in cash from the issuance of the Exit Notes and shares of our common stock to the purchasers of the Exit Notes will be sufficient for our cash requirements during the twelve months from January 1, 2003 to December 31, 2003. It is possible that these sources of cash will be insufficient resulting in our having to raise additional funds for liquidity. There can be no assurance we will have the requisite access to new funding if the need arises.

     In addition, beginning in 2005, a series of principal payments will come due on our existing debt instruments as they approach their respective maturity dates. Our ability to make these payments and meet our ongoing funding requirements is dependent upon a number of factors, including our existing cash balances, the cash flow generated by our operating subsidiaries, and our ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish our ability to sustain operations, meet financial covenants, obtain additional funds, and make required payments on our indebtedness.

We are a holding company that is dependent upon cash flow from our subsidiaries to meet our obligations; our ability to access that cash flow may be limited in some circumstances.

     We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of existing and future indebtedness of us and our subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

We have historically had a deficiency of earnings to fixed charges and our earnings in the future may not be sufficient to cover those fixed charges.

     For the years ended December 31, 2002, 2001, 2000, 1999 and 1998, our earnings were insufficient to cover fixed charges by approximately $2,447.8 million, $11,786.6 million, $2,563.1 million, $785.2 million and $535.0 million, respectively. Fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest. Our earnings in the future may not be sufficient to cover those fixed charges.

Our substantial leverage could adversely affect our financial health and diminish shareholder value.

     We are, and, for the foreseeable future will continue to be, highly leveraged. On a pro forma basis to give effect to our emergence from Chapter 11 reorganization as of December 31, 2002, the accreted value of our total long-term indebtedness would have been $6,540.1 million. This debt represents approximately 69.1% of our estimated total capitalization on a pro forma basis as of December 31, 2002.

     Our substantial indebtedness, coupled with the relatively high effective interest rate on our Exit Notes, could adversely affect our financial health and, consequently, erode shareholder value, by, among other things:

•	increasing our vulnerability to adverse changes in general economic conditions or increases in prevailing interest rates particularly for any borrowings at variable interest rates,

•	limiting our ability to obtain additional financing, if needed, and

•	requiring us to dedicate a substantial portion of our cash flow from operations to service our debt, which reduces the funds available for operations and future business opportunities.

     In addition, the significant cash payments required as a result of the relatively high interest rates of our debt, if left outstanding, could negatively impact shareholder value.

We are subject to restrictive debt covenants pursuant to our indebtedness.

     As part of our implementation of the Plan, we issued $558.249 million principal amount of Exit Notes to certain of our creditors under the terms of an indenture. In addition, we amended the terms of our existing Senior Credit Facility and Working Capital Credit Facility.

     The indentures governing our outstanding notes, including our Exit Notes, among other things, significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions;

•	purchase or redeem share capital;

•	create restrictions on the payment of dividends or other amounts by our subsidiaries;

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates; and

•	effect a merger or consolidation of, or sell all or substantially all of our assets.

     Similar restrictive covenants are contained in our Senior Credit Facility and Working Capital Credit Facility which are applicable to us and most of our subsidiaries. In addition, under our credit facilities, we and our subsidiaries must comply with certain financial covenants specifying various financial performance levels that we are required to meet. In the event we were to fail to meet any of these covenants and were unable to cure such breach or otherwise renegotiate such covenant, the lenders under those facilities would have significant rights to seize control of most of our assets. Such a default, or a breach of any of the other obligations in the indenture governing our Exit Notes, could also trigger a default under our Exit Notes.

     The covenants in our credit facilities and the indentures governing our outstanding notes and any future debt may significantly restrict our future operations. Furthermore, upon the occurrence of any event of default under the indentures governing our notes, our credit facilities or the agreements governing any other debt of our subsidiaries, the lenders could elect to declare all amounts outstanding under such indentures, credit facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders accelerate the payment of those amounts, we cannot assure you that our assets and the assets of our subsidiaries will be sufficient to repay in full those amounts.

Our Chapter 11 reorganization and uncertainty over our financial condition may harm our business and our brand name.

     Adverse publicity or news coverage regarding our recent Chapter 11 reorganization and financial condition could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may affect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our Chapter 11 reorganization and our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Although we have successfully consummated the Plan, there is no assurance that such negative publicity will not adversely impact our results of operations or have a long-term effect on our brand.

     In addition, uncertainty during our recapitalization process may have adversely affected our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

     The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services, such as those related to the 3G mobile network, may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We are subject to significant competition in each of our business areas and we expect that competition will intensify – if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

     We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business – telephony and television — the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas, particularly business telecommunications and the Internet. Some of our competitors have substantially greater financial and technical resources than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

     In addition, BSkyB has access to various movie and sports programming content, with which they create some of the most popular pay TV channels in the UK. We carry several of those channels on our systems. Although there are competing channel providers, the position of programming supplier to NTL undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of our cable TV service, but also because we are dependant upon the supply of these Sky premium channels allowing BSkyB to influence pricing and bundling. Thus far, regulators have not disturbed the pricing arrangements imposed on us by BSkyB. We are currently negotiating with BSkyB a formal, long-term agreement for the supply of certain BSkyB channels, and we believe this will be concluded amicably. However, in the event that we are unable to conclude an agreement successfully, we may be faced with uncertainty over the terms and charges of such supply, now and in the future.

     If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

Our growth has been curtailed by funding constraints.

     We have significantly decreased the amount we are spending on capital expenditures due to liquidity constraints during the recapitalization process and expect to further reduce capital expenditures during 2003. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to meet liquidity requirements. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected.

We remain subject to the risks of successfully integrating the acquisitions through which we have historically grown our business. In particular, we are in the process of integrating our various billing and operation platforms – if we do not complete this integration, we could experience an adverse effect on our customer service, churn rate and operating costs.

     We have historically grown our business through acquisitions. This has resulted in our being exposed to the risk of failing to successfully integrate those acquisitions, in particular, workforce, management, network and systems. A significant result of our growth through acquisitions is that we have inherited a variety of distinct billing and customer service systems from various companies that we have acquired. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service; however, we do not as yet have an integrated billing and operational platform. We cannot be certain that this integration project will be successful. If the full integration of our billing and customer service systems is not successful, we could experience an adverse effect on our customer service, churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending on the severity of the failure, could have a material adverse effect on our business.

     Moreover, the integration process has involved a number of internal reorganizations of our business as we continue to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. Although we cannot predict precisely the effect that this has had, it is likely these internal reorganizations have negatively impacted employee morale. If we undertake additional internal reorganizations they will similarly likely negatively impact morale. Negative effects on employee morale can have a negative effect on our operations generally.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

     We have experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to our network. One of our biggest challenges as we have grown has been to limit our customer churn. The successful implementation of our business plan depends upon a reduction in the percentage of our customers that stop using our services.

     In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across our entire network. If the integration of our various billing system is not successful, we could experience an adverse effect on customer service and, in turn, our churn rate.

     We plan to increase our customer and revenue generating unit (referred to in this annual report as an RGU) base in 2003. If demand for our products and services is greater than anticipated, our customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. Our business plan also includes the migration of our customers from analog to digital service. The migration process could also increase churn levels.

     Our ability to reduce churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice our customers to churn and move to these competing services.

     Another part of our strategy to reduce churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, which would adversely impact our results of operations.

Our prospects will depend in part on our ability to control our costs while maintaining and improving our service levels following our restructuring.

     As a result of capital constraints imposed on our business during our restructuring, we have been engaged in a process of reducing expenditures in a variety of areas, including by way of a substantial reduction in capital expenditure, a reduction in the number of our employees and the outsourcing of some functions. Our prospects will depend in part on our ability to continue to control costs and operate more efficiently, while maintaining and improving our existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

Failure to successfully market broadband to our existing customer base will adversely impact our revenue and results of operations.

     A significant component of our strategy is to successfully market broadband products to our existing consumer customer base. We believe that our “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as the DSL service offered by BT and Freeserve. Additionally, some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our results of operations will be adversely affected.

Our actual results of operations and financial condition may differ from our reported results of operations and financial condition due to the use of estimates and assumptions in the preparation of our financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, our pension expense and pension funding requirements, estimates related to the amount of costs to be capitalized in connection with the construction and installation of our network and facilities and estimates related to the value of investments, long-lived assets and goodwill.

We are dependant upon a samll number of key personnel.

     A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. Although we have entered into employment contracts with all of our executive officers, those contracts cannot prevent such individuals from resigning. If an individual does resign, he or she is bound by certain non-compete clauses which may or may not discourage the individual from leaving.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

     Our principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

     We are also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

We are dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a small number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on our business.

     Our business is dependent on many sophisticated critical systems, which support all of the various aspects of our operations from our network to our billing and customer service systems. The hardware supporting a large number of critical systems are housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to our business. We are currently studying ways to improve our disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures we have or may in the future take we cannot assure you that these measures will be sufficient. In addition, although we build our network in resilient rings to ensure the continuity of network availability in the event of any damage to our underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to our business. This is especially so in relation to our Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern rings would isolate our Irish networks from our UK networks for an extended period.

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

We are subject to currency risk because we obtained significant financing and may in the future obtain additional financing in U.S. dollars but generally generate revenues and incur expenses in pounds sterling and Euros.

     We encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in pounds sterling and Euros while we pay interest and principal obligations with respect to a significant amount of our existing indebtedness in U.S. dollars. We cannot assure you that any hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

Our broadcast services business is dependent upon ITV and other contracts.

     Our broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that we may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this annual report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with us, we cannot assure you that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by us on a basis less favorable to us or that they would not seek to obtain from third parties a portion of the transmission services that we currently provide.

     Other contracts include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and we cannot assure you that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

     The loss of any one of these contracts could have a material adverse effect on us.

Our broadcast services business is dependent upon site sharing arrangements with its principal competitor.

     As a result of, among other factors, a natural shortage of potential transmission sites and the difficulties in obtaining planning permission for erection of further masts, Crown Castle U.K. Ltd. and we have made arrangements to share a large number of tower sites. We cannot assure you that the site sharing arrangements will not be terminated. Termination of the site sharing arrangements would have a material adverse effect on us.

     Under the present arrangements for analog broadcast services, one of the parties is the owner, lessor or licensor of each site and the other party is entitled to request a license to use specified facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005, subject to title to the site and to the continuation in force of the site sharing agreement. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving 5 years’ written notice until December 31, 2005 or at any date which is a date 10 years or a multiple of 10 years after December 31, 2005. With respect to digital broadcast services, we and Crown Castle U.K. Ltd. are negotiating a formal arrangement pending finalization of a separate digital site sharing agreement which is envisaged to be on terms similar to the existing analog site sharing agreement. Presently the parties are operating under an informal arrangement pending finalization of the formal arrangement. Although we believe such formalization will be concluded successfully, we cannot be certain of that conclusion.

Some provisions of the agreements governing our indebtedness and the indebtedness of our subsidiaries, our stockholder rights plan and certain provisions of our certificate of incorporation could delay or prevent transactions involving a change of control of NTL Incorporated.

     We may, under some circumstances involving a change of control, be obligated to offer to repurchase substantially all of our outstanding notes, and repay other indebtedness (including our bank facilities). We cannot assure you that we will have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

     If we cannot repurchase and repay this indebtedness in the event of a change of control, the failure to do so would constitute an event of default under the indentures and agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness. The threat of this could have the effect of delaying or preventing transactions involving a change of control of NTL Incorporated, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they may deem to be in their best interest.

     Our stockholder rights plan and certain provisions of our certificate of incorporation may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of NTL Incorporated.

We do not expect to pay dividends on our common stock in the foreseeable future.

     We have never paid cash dividends on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. The payment of any dividends by us in the future will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and the general financial condition of our subsidiaries. In addition, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has available surplus.

     Furthermore, the indentures governing the outstanding notes issued by us and our subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC and the terms of our Senior and Working Capital Credit Facilities impose limitations on the payment of dividends to us by our subsidiaries and the distribution of earnings or making of other payments to us by our subsidiaries, which consequently limits amounts available for us to pay dividends on our common stock. Additionally, the indenture governing the Exit Notes directly limits our ability to pay dividends on our common stock. The terms of any future indebtedness of our subsidiaries may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

The market price of the common stock is subject to volatility as well as trends in the telecommunications industry in general.

     The current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future. The market price of the common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operation results and cash flow, our earnings releases and our competitors’ earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the actual or perceived availability of capital to communications companies, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions. In particular, valuations of telecommunication companies have generally fallen over the past two years. Trends in this industry are likely to have a corresponding impact on the price of our common stock.

Sales of large amounts of our common stock or the perception that sales could occur may depress our stock price.

     On the Effective Date, we issued an aggregate of 50,000,969 shares of our common stock to former holders of our debt securities and former holders of debt securities of NTL Europe, NTL Delaware and Diamond Cable Communications Limited pursuant to the Plan and 500,000 shares of our common stock to the purchasers of our Exit Notes. These shares represented substantially all of our outstanding common stock as of the Effective Date. None of these shares are subject to any lock up restrictions and may be sold at any time, subject to compliance with applicable law, including the Securities Act.

     Sales of large blocks of shares of our common stock acquired pursuant to the Plan in the public market could lower our stock price and impair our ability to raise funds in future stock offerings.

We may in the future seek to raise funds through equity offerings, which would have a dilutive effect on our common stock.

     In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. In any such case, the result would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect such dilution may have on the price of our common stock.

Item 8. Financial Statements and Supplementary Data.

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	(in millions)

	2002(1)

	Three Months Ended

	March 31	June 30	September 30	December 31 (2)

Revenues	$792.9	$802.8	$830.3	$839.1
Operating (loss)	(119.0)	(115.0)	(464.7)	(703.1)
Net (loss)	(459.9)	(417.0)	(567.6)	(931.3)

	2001(3)

	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	$770.5	$776.9	$816.0	$826.2
Operating (loss)	(530.9)	(541.5)	(494.3)	(8,834.9)
Net (loss)	(835.8)	(798.9)	(809.2)	(9,393.1)

(1)	In 2002, we recorded asset impairment charges of $445.1 million ($26.6 million in the third quarter and $418.5 million in the fourth quarter) consisting of non-cash charges to write down certain assets to their estimated fair values based on our assessment that the carrying value was not recoverable. In addition, we recorded restructuring charges of $104.8 million as follows: $1.6 million in the first quarter, $2.1 million in the second quarter, $1.9 million in the third quarter and $99.2 million in the fourth quarter. We also recorded non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan as follows: $287.8 million in the third quarter and a release of $3.4 million in the fourth quarter primarily due to changes in the foreign currency exchange rate. We also recorded recapitalization items as a result of our Chapter 11 reorganization of $151.8 million as follows: $32.1 million in the first quarter, $31.1 million in the second quarter, $32.6 million in the third quarter and $56.0 million in the fourth quarter. The recapitalization costs and expenses of $31.2 million in the first quarter of 2002 were included in operating loss but were subsequently reclassified in accordance with SOP 90-7.

(2)	The three months ended December 31, 2002 includes an adjustment for the reallocation of certain expenditures from capitalized costs to expense of $61.9 million and an adjustment for the release of certain provisions of $65.2 million. These two adjustments relate principally to periods prior to the three months ended December 31, 2002. For the first, second and third quarters of 2002, operating expense would increase by approximately $6 million per quarter and selling, general and administrative expense would increase by approximately $10 million per quarter if the reallocation of the $61.9 million from capitalized costs to expense was reflected in the appropriate periods. The $65.2 million net adjustment would not be reallocated to the first, second and third quarters of 2002 because these provisions related to periods prior to 2002.

(3)	In the fourth quarter of 2001, the Company recorded asset impairments totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 the Company recorded restructuring costs of $202.8 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Items 10, 11, 12, and 13.

     The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the Company’s definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements — See list of Financial Statements on page F-1.

(2) Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

(3) Exhibits — See Exhibit Index on page 57.

(b)	During the fourth quarter of 2002, the Company filed the following Current Reports on Form 8-K: Form 8-K dated November 7, 2002 (filed November 7, 2002) under Item 9. reporting the resignation of the Managing Director and Chief Operating Officer of NTL’s UK and Ireland businesses; Form 8-K dated December 2, 2002 (filed December 2, 2002) under Item 9. reporting that the Company expected to reach agreement in principle on the final terms of the arrangements necessary for the Company to consummate the Plan with the providers of the exit facility and the bank steering committee; and Form 8-K dated December 24, 2002 (filed December 30, 2002) under Item 9. reporting the filing in the UK of a Fourth Supplementary Prospectus in accordance with UK Public Offers of Securities Regulations 1995.

(c)	Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2000, by and among NTL Incorporated (now NTL Europe, Inc.), NTL Holdings Incorporated (now NTL (Delaware), Inc.) and Holdings Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-3/A filed by NTL (Delaware), Inc. and NTL Incorporated on July 14, 2000, File No. 333-36434)

2.2	Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3/A filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)

2.3	Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, by and among NTL Incorporated, NTL (Bermuda) Limited, and Comcast UK Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)

2.4	Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among NTL Incorporated, NTL(Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex B to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)

2.5	Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)

2.6	Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)

2.7	Transaction Agreement, dated as of July 26, 1999, by and among, Bell Atlantic Corporation, Cable and Wireless PLC, Cable, Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)

2.8	Second Amended Joint Plan of Reorganization of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as confirmed on September 5, 2002 and subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135 )

3.1	Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

3.2	Amended and Restated By-Laws of NTL Incorporated (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.1	Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the other parties listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.2	Exchange and Registration Rights Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.3	Indenture, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.4	Indenture, dated as of November 11, 1995, by and between Comcast UK Cable Partners Limited (now NTL (Triangle) LLC) and Bank of Montreal Trust Company as Trustee with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Comcast UK Cable Partners Limited on November 5, 1995, File No. 33-96932)

4.5	First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL (Triangle) LLC) and Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL (Triangle) LLC on November 4, 1998, File No. 000-24792)

4.6	Indenture, dated as of February 6, 1998, by and among Diamond Holdings Limited, Diamond Cable Communications Limited, and The Bank of New York as Trustee, with respect to the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on March 20, 1998, File No. 333-48413)

4.7	Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.8	Stockholder Rights Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.1	Purchase Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.2	£2,500,000,000 Credit Agreement originally dated May 30, 2000, and made among, NTL Communications Limited; NTL Business Limited (which novated its rights and obligations to NTL Investment Holdings Limited); NTL Communications Corp.; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Limited; J.P. Morgan Europe Limited (formerly known as Chase Manhattan International Limited) and the lenders party thereto (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.3	£1,300,000,000 Credit Agreement originally dated May 30, 2000, and made among, NTL Communications Corp.; NTL (UK) Group, Inc.; NTL Communications Ltd; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Ltd and Chase Manhattan International Ltd (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.4	Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.5	Transitional Services Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.6	De-Merger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.7	Novation Agreement, dated January 9, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.8	Form of 2003 Stock Option Plan of NTL Incorporated (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135 )

10.9	Framework Agreement For The Provision Of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.10	Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.11	Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Barclay Knapp (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135 )

10.12	Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Richard J. Lubasch (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135 )

10.13	Form of Director and Officer Indemnity Agreement and a schedule of persons to whom the agreement has been provided (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135 )

12	Computation of Ratio of Earnings to Fixed Charges*

21	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135 )

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2003

NTL INCORPORATED

By:	/s/ Barclay Knapp

Barclay Knapp
Chief Executive Officer, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Barclay Knapp
Name:	Barclay Knapp
Title:	Chief Executive Officer,
President and Director
Date:	March 31, 2003

/s/ Bret Richter
Name:	Bret Richter
Title:	Senior Vice President–Finance and Acting Chief Financial Officer
Date:	March 31, 2003

/s/ Gregg N. Gorelick
Name:	Gregg N. Gorelick
Title:	Vice President–Controller
Date:	March 31, 2003

/s/ Jeffrey D. Benjamin
Name:	Jeffrey D. Benjamin
Title:	Director
Date:	March 31, 2003

/s/ James E. Bolin
Name:	James E. Bolin
Title:	Director
Date:	March 31, 2003

/s/ David Elstein
Name:	David Elstein
Title:	Director
Date:	March 31, 2003

/s/ William R. Huff
Name:	William R. Huff
Title:	Director
Date:	March 31, 2003

/s/ James F. Mooney
Name:	James F. Mooney
Title:	Director
Date:	March 31, 2003

/s/ George R. Zoffinger
Name:	George R. Zoffinger
Title:	Director
Date:	March 31, 2003

CERTIFICATIONS

Pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are omitting certain information within the control of third parties from this Form 10-K for the year ended December 31, 2002 which is intended to be filed by amendment when such information is available.

During the period ended December 31, 2002, we had outstanding two series of registered convertible notes, our 7% Convertible Subordinated Notes due 2008 (the 7% Notes”) and our 6-3/4% Convertible Senior Notes due 2008 (the “6-3/4% Notes” and, together with the 7% Notes, the “Convertible Notes”). The Convertible Notes were cancelled under our joint plan of reorganization (the “Plan”), which was consummated on January 10, 2003, and are thus no longer outstanding. The 7% Notes were co-obligations of NTL Europe, Inc. and NTL (Delaware), Inc. and the 6-3/4% Notes were co-obligations of NTL Europe, Inc. NTL (Delaware), Inc. is a wholly owned subsidiary of NTL (Europe), Inc. and is not a subsidiary of ours.

Because the Convertible Notes were outstanding as of December 31, 2002, Rule 3-10 of Regulation S-X requires our Annual Report on Form 10-K for the period ended December 31, 2002 to include consolidated balance sheets for each of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001 and consolidated statements of operations and cash flows of each of NTL Europe, Inc. and NTL (Delaware), Inc. for the years ended December 31, 2002, 2001 and 2000 and the related notes and financial statement schedules (collectively, the “Co-obligor Financial Statements”).

Since the consummation of the Plan, we are no longer affiliated with NTL Europe, Inc. or NTL (Delaware), Inc. As a consequence, we must rely on these two unaffiliated companies to cooperate in the preparation, audit and filing of the Co-obligor Financial Statements for this Form 10-K. We have formally requested such cooperation from NTL Europe, Inc. and NTL (Delaware), Inc. Although those companies have informed us that they intend to cooperate in the provision of the Co-obligor Financial Statements, they informed us that they would be unable to provide the relevant information in time to enable us to include the Co-obligor Financial Statements in this Form 10-K, which was due to be filed by March 31, 2003.

As a result, it has not been possible without unreasonable effort or expense for us to include the Co-obligor Financial Statements in this Form 10-K and still file in a timely manner. Accordingly, that information has been omitted from this filing in accordance with Rule 12b-25 of the Exchange Act. Solely because of the omission of the Co-obligor Financial Statements, this Form 10-K is not accompanied by the certifications required by section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act. However, the appropriate executive officers of the registrant have established disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) and we have, under the supervision of such officers, evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing of this Form 10-K. Those executive officers have disclosed the results of their evaluation to the registrant’s auditors and audit committee and we have disclosed in this Form 10-K, as required by Item 14 of Form 10-K, such officers’ conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation and any significant changes in or affecting our internal controls. Upon our obtaining the necessary information from NTL Europe, Inc. and NTL (Delaware), Inc. to enable us to file the Co-obligor Financial Statements, we will file an amendment to this Form 10-K to include such financial statements at which time we will also include the required certifications.

Form 10-K-Item 15(a)(1) and (2)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Index to Consolidated Financial Statements
and Financial Statement Schedules

The following consolidated financial statements of NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries are included in Item 8:

The following consolidated financial statement schedules of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries are included in Item 14(d):

Schedule I – Condensed Financial Information of Registrant	F-51
Schedule II – Valuation and Qualifying Accounts	F-60

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NTL Incorporated (formerly NTL Communications Corp.)

We have audited the consolidated balance sheets of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
March 27, 2003

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$502.0	$251.1
Marketable securities	5.2	—
Accounts receivable — trade, less allowance for doubtful accounts of $92.7 (2002) and $126.1 (2001)	395.9	516.2
Due from affiliates	1.6	4.0
Other	192.7	238.8
Due from NTL Europe, Inc.	73.3	2.9

Total current assets	1,170.7	1,013.0
Fixed assets, net	11,088.9	10,840.3
Goodwill	330.6	647.8
Intangible assets, net	64.7	119.5
Investments in and loans to affiliates, net	8.4	4.4
Other assets, net of accumulated amortization of $184.8 (2002) and $125.0 (2001)	378.1	255.4
Loan to NTL Europe, Inc.	—	150.0

Total assets	$13,041.4	$13,030.4

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets (continued)
(dollars in millions)

	December 31,

	2002	2001

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$385.8	$390.5
Accrued expenses and other	780.5	840.3
Accrued construction costs	70.4	107.8
Interest payable	177.3	252.0
Deferred revenue	359.8	290.2
Due to NTL Europe, Inc.	236.1	—
Current portion of long-term debt	5,955.4	14,205.9

Total current liabilities	7,965.3	16,086.7
Long-term debt	—	—
Other	—	8.9
Deferred income taxes	94.4	113.8
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	—
Shareholder’s (deficiency):
Common stock - $.01 par value; authorized 100 shares; issued and outstanding 13 (2002) and 13 (2001) shares	—	—
Additional paid-in capital	14,045.5	13,917.7
Accumulated other comprehensive (loss)	(653.6)	(904.5)
(Deficit)	(18,568.0)	(16,192.2)

	(5,176.1)	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$13,041.4	$13,030.4

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Operations
(in millions)

	Year Ended December 31,

	2002	2001	2000

Revenues
Consumer telecommunications and television	$2,074.1	$2,069.2	$1,518.2
Business telecommunications	880.1	836.8	702.2
Broadcast transmission and other	310.9	283.6	263.8

	3,265.1	3,189.6	2,484.2
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	1,502.5	1,564.3	1,223.2
Selling, general and administrative expenses	769.8	973.2	969.1
Asset impairments	445.1	8,160.6	—
Non-cash compensation	—	30.6	—
Other charges	389.2	297.9	92.7
Corporate expenses	18.7	24.3	23.7
Depreciation	1,477.9	1,361.4	874.4
Amortization	63.7	1,178.9	826.3

	4,666.9	13,591.2	4,009.4

Operating (loss)	(1,401.8)	(10,401.6)	(1,525.2)
Other income (expense)
Interest income and other, net	21.0	28.8	25.8
Interest income – NTL Europe, Inc.	8.8	5.8	—
Interest expense (contractual interest of $1,425.4 (2002))	(762.5)	(1,240.8)	(886.3)
Interest expense – NTL Europe, Inc.	(17.7)	—	—
Share of (losses) from equity investments	(3.4)	(23.2)	(24.2)
Other (losses)	—	(88.5)	—
Foreign currency transaction (losses) gains	(94.1)	0.6	(58.1)

(Loss) before recapitalization items and income taxes	(2,249.7)	(11,718.9)	(2,468.0)
Recapitalization items, net	(151.8)	—	—

(Loss) before income taxes	(2,401.5)	(11,718.9)	(2,468.0)
Income tax benefit (expense)	25.7	(118.1)	79.9

Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s Equity (Deficiency)
(dollars in millions)

	Common Stock
	$.01 Par Value		Additional
			Paid-In
	Shares	Par	Capital

Balance, December 31, 1999	100	$—	$3,031.3
Contributions from NTL (Delaware), Inc			10,715.4
Corporate restructuring	(87)
Comprehensive loss:
Net loss for the year ended December 31, 2000
Currency translation adjustment
Total

Balance, December 31, 2000	13	—	13,746.7
Contribution from NTL (Delaware), Inc., net			140.4
Non-cash compensation			30.6
Comprehensive loss:
Net loss for the year ended December 31, 2001
Currency translation adjustment
Unrealized net losses on derivatives
Total

Balance, December 31, 2001	13	—	13,917.7
Contribution from NTL (Delaware), Inc., net			127.8
Comprehensive loss:
Net loss for the year ended December 31, 2002
Currency translation adjustment
Pension liability adjustment
Unrealized net gains on derivatives
Total

Balance, December 31, 2002	13	$—	$14,045.5

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s Equity (Deficiency) - continued
(dollars in millions)

		Accumulated Other
		Comprehensive
		(Loss)

				Net
				Unrealized
		Foreign	Pension	(Losses)
	Comprehensive	Currency	Liability	Gains on
	(Loss)	Translation	Adjustments	Derivatives	(Deficit)

Balance, December 31, 1999		$1.8			$(1,967.1)
Contributions from NTL (Delaware), Inc
Corporate restructuring
Comprehensive loss:
Net loss for the year ended December 31, 2000	$(2,388.1)				(2,388.1)
Currency translation adjustment	(381.1)	(381.1)

Total	$(2,769.2)

Balance, December 31, 2000		(379.3)			(4,355.2)
Contribution from NTL (Delaware), Inc., net
Non-cash compensation
Comprehensive loss:
Net loss for the year ended December 31, 2001	$(11,837.0)				(11,837.0)
Currency translation adjustment	(521.6)	(521.6)
Unrealized net losses on derivatives	(3.6)			$(3.6)

Total	$(12,362.2)

Balance, December 31, 2001		(900.9)		(3.6)	(16,192.2)
Contribution from NTL (Delaware), Inc., net
Comprehensive loss:
Net loss for the year ended December 31, 2002	$(2,375.8)				(2,375.8)
Currency translation adjustment	351.0	351.0
Pension liability adjustment	(103.7)		$(103.7)
Unrealized net gains on derivatives	3.6			3.6

Total	$(2,124.9)

Balance, December 31, 2002		$(549.9)	$(103.7)	$—	$(18,568.0)

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,541.6	2,540.3	1,700.7
Asset impairments	445.1	8,160.6	—
Non-cash compensation	—	30.6	—
Non-cash restructuring charge	7.5	57.9	—
Equity in losses of unconsolidated subsidiaries	3.4	23.2	24.2
Loss on sale of assets	—	88.5	—
Provision for losses on accounts receivable	55.2	58.3	98.5
Provision for cancellation of receivables from NTL Europe, Inc.	284.4	—	—
Deferred income taxes	(29.3)	116.4	(80.8)
Amortization of original issue discount	96.7	284.7	473.1
Other	145.1	(16.7)	(98.0)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	108.9	(31.3)	(247.9)
Other current assets	72.5	23.5	(41.8)
Other assets	0.1	56.1	42.4
Accounts payable	(144.5)	(38.8)	(102.2)
Accrued expenses and other	12.6	(81.9)	330.3
Deferred revenue	35.2	7.0	120.6

Net cash provided by (used in) operating activities	258.7	(558.6)	(169.0)
Investing activities
Acquisitions, net of cash acquired	—	(26.2)	(7,514.9)
Purchase of fixed assets	(680.9)	(1,653.0)	(1,961.8)
Investments in and loans to affiliates	(6.7)	(12.0)	(27.8)
Increase in other assets	(166.5)	(31.6)	(7.2)
Loan to NTL Europe, Inc.	—	(150.0)	—
Proceeds from sales of assets	15.1	14.6	—
Purchase of marketable securities	(10.8)	(9.9)	(3.3)
Proceeds from sales of marketable securities	5.6	10.0	8.3

Net cash (used in) investing activities	(844.2)	(1,858.1)	(9,506.7)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows - continued
(in millions)

	Year Ended December 31,

	2002	2001	2000

Financing activities
Proceeds from borrowing from NTL (Delaware), Inc.	135.2	—	—
Proceeds from borrowings, net of financing costs	670.1	2,643.4	5,009.8
Principal payments	(8.6)	(421.5)	(1,263.9)
Contribution from NTL (Delaware), Inc.	3.9	40.8	5,227.2
Distribution to NTL (Delaware), Inc.	—	(10.6)	—
Cash released from escrow for debt repayment	—	—	77.5

Net cash provided by financing activities	800.6	2,252.1	9,050.6
Effect of exchange rate changes on cash	35.8	(7.8)	(25.6)

Increase (decrease) increase in cash and cash equivalents	250.9	(172.4)	(650.7)
Cash and cash equivalents at beginning of year	251.1	423.5	1,074.2

Cash and cash equivalents at end of year	$502.0	$251.1	$423.5

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$410.0	$776.6	$363.9
Income taxes paid	1.4	0.1	1.5
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$123.9	$110.2	$5,488.2
Conversion of notes, net of unamortized deferred financing costs	—	109.5	—

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements

1.     Organization and Business

NTL’s Completed Restructuring

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), (the “Company”) NTL Europe, Inc. (then known as NTL Incorporated) and certain of the Company’s and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the US Bankruptcy Code. The Company’s operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

The accompanying financial statements do not reflect any adjustments in connection with the Company’s emergence from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and the Company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, the Company was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company’s former ultimate parent company (NTL Europe, Inc.) and certain of its subsidiaries, including the Company, were cancelled, and the Company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company’s former ultimate parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company’s former ultimate parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holding Limited and NTL (Triangle) LLC were not canceled and remain outstanding.

Historical Structure of the Company

The Company was incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until the Effective Date, the Company was a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, which was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure was implemented to pursue opportunities outside of the UK and Ireland, and was accomplished through a merger. The Company’s stockholders at the time became stockholders of the new holding company NTL (Delaware), Inc., and the Company became a wholly-owned subsidiary of the new holding company. The new holding company took the name NTL Incorporated until May 2000 when it was changed to NTL (Delaware), Inc., its current name.

In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc (“CWC”) (the operations acquired from CWC are called “ConsumerCo”), and was similarly accomplished through a merger. The stockholders of NTL (Delaware), Inc. became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company, and the Company remained a subsidiary of NTL (Delaware), Inc. (“NTL Delaware”). The new holding company then took the name NTL Incorporated until the Effective Date of the Plan (January 10, 2003), at which time its name was changed to NTL Europe, Inc. (“NTL Europe”). The Company remained a subsidiary of those two holding companies until the Effective Date, at which time NTL Europe and its wholly owned subsidiary NTL Delaware were separated from the Company pursuant to the Plan.

On February 21, 2001, the Company’s former ultimate parent company contributed the assets of ConsumerCo to the Company and NTL Delaware contributed the assets of NTL Business Limited (formerly Workplace Technologies plc) (“NTL Business”) to the Company. NTL Group Limited, a wholly-owned indirect subsidiary of the Company, which was acquired in 1996, has a 30-year history in the UK as a provider of reliable communications services.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements(continued)

1.     Organization and Business (continued)

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland, and transmission networks for television and radio broadcasting in the United Kingdom. Based on revenues and identifiable assets, the Company’s predominant lines of business are consumer services, business services and broadcast transmission and related services in the United Kingdom. Consumer services include residential telephony, cable television, Internet access and interactive services. Business services include telephony, national and international wholesale carrier telecommunications, and radio communications services for the emergency services community. Broadcast transmission and related services include digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services.

2.     Reorganization and Emergence from Chapter 11

Background of Restructuring

Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of the Company’s former ultimate parent company and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, the Company’s former ultimate parent company and its subsidiaries, including the Company, had no further funds available, or were unable to draw upon funds, under the Company’s credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, the Company’s former ultimate parent company announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, the Company’s former ultimate parent company and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

The Company’s former ultimate parent company and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. The Company’s former ultimate parent company also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

On April 16, 2002, the Company’s former ultimate parent company announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company’s former ultimate parent company and certain of the other subsidiaries of the Company’s former ultimate parent company filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the Company with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.)

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Company’s former ultimate parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of the Company’s former ultimate parent company and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the Company’s former ultimate parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003, at which time the Company emerged from Chapter 11 reorganization. In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.     Reorganization and Emergence from Chapter 11 (continued)

purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the Company and its lending banks amended the Company’s existing credit facilities.

     We have historically incurred operating losses and negative operating cash flow. In addition, we required and expect to continue to require significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     We currently expect that we will require approximately £310 million ($499 million) to fund our working capital including debt service, capital expenditures, and payments made on the Effective Date pursuant to the Plan and the amendment of our existing credit facilities, net of cash from operations, in the twelve months from January 1, 2003 to December 31, 2003. A significant portion of the £310 million total relates to payments made on the Effective Date. We believe that cash, cash equivalents and marketable securities on hand of $507.2 million as of December 31, 2002, plus the proceeds from sale of the Exit Notes and 500,000 shares of common stock of $500.0 million, will be sufficient for our cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

Recapitalization Expense

The joint reorganization plan provided that recapitalization costs be allocated between the Company and NTL Europe.

Recapitalization items, net consist of the following:

	Year Ended
	December 31,

	2002	2001	2000

	(in millions)
Payroll and related	$(36.2)	$—	$—
Professional fees	(116.7)	—	—
Interest earned on accumulated cash from Chapter 11 proceeding (1)	1.1	—	—

	$(151.8)	$—	$—

Details of operating cash receipts and payments resulting from the recapitalization are as follows:

Year Ended
December 31, 2002

(in millions)
Interest income (1)	$1.1
Payroll and related costs paid	(32.9)
Professional fees	(39.0)

Net operating cash flows from recapitalization items	$(70.8)

(1)  Interest income resulting from the recapitalization is for the period May 8, 2002 through December 31, 2002.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements(continued)

2.     Reorganization and Emergence from Chapter 11 (continued)

Pro Forma Consolidated Balance Sheet

The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. The Company adopted fresh-start reporting in January 2003 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“ SOP 90-7”). The Company adopted fresh-start reporting because the holders of its voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims.

The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of a substantial portion of the Company’s outstanding debt and the issuance of shares of new common stock and Series A warrants to various former creditors and stockholders of the Company’s former ultimate parent company and certain of its subsidiaries, including the Company. The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting. The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinte-lived intangible asset.

The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) that will be recognized in the Company’s financial statements for the quarter ended March 31, 2003:

(in millions)

Gain on debt discharge	$8,452
Fresh-start adoption – intangible assets	1,522
Fresh-start adoption – long-term debt	221
Fresh-start adoption – deferred tax liability	(69)
Fresh-start adoption – accrued expenses	(120)
Fresh-start adoption – fixed assets	(3,195)

TOTAL	$6,811

		Emergence from	Fresh-
	Historical	Chapter 11	Start	Pro Forma

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable-trade, less allowance for doubtful accounts	395.9	—	—	395.9
Due from affiliates	1.6	—	—	1.6
Other	192.7	—	—	192.7
Due from NTL Europe, Inc.	73.3	(72.4)	—	0.9

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	11,088.9	—	(3,194.9)	7,894.0
Intangible assets, net	395.3	—	868.4	1,263.7
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	653.3	653.3
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liabilities and shareholders’ (deficiency) equity
Liabilities not subject to compromise

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to consolidated Financial Statements (continued)

		Emergence from	Fresh-
	Historical	Chapter 11	Start	Pro Forma

	(in millions)
Current liabilities:
Accounts payable	$385.8	$0.7	$—	$386.5
Accrued expenses and other	780.5	6.6	(32.7)	754.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	359.8	—	—	359.8
Due to NTL Europe, Inc.	236.1	(234.6)	—	1.5
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	94.4	—	68.5	162.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders’ (deficiency) equity:
Common stock-old	—	—	—	—
Common stock-new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss)	(653.6)	0.4	653.2	—
(Deficit) retained earnings	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders’ (deficiency) equity	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”). The Company had determined that there was insufficient collateral to cover the interest portion of scheduled payments on certain of its prepetition debt obligations. The Company had therefore discontinued accruing interest on these obligations. For the year ended December 31, 2002, contractual interest was $1,425.4 million, which was $645.2 million in excess of reported interest expense.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements, estimates related to the amount of costs to be capitalized in connection with the construction and installation of our network and facilities and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive (loss). Foreign currency transaction losses and gains are included in the results of operations as incurred.

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

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $15.7 million and $218.7 million at December 31, 2002 and 2001, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 2002 and 2001, none and $188.7 million, respectively, of the cash equivalents were denominated in foreign currencies.

Marketable Securities

Marketable securities at December 31, 2002 consist of commercial paper. Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, would be carried as a component of accumulated other comprehensive (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

3.  Significant Accounting Policies (continued)

During the years ended December 31, 2002, 2001 and 2000, there were no realized gains or losses on sales of securities.

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Internal costs directly related to the construction of such facilities, including payroll and related costs of certain employees and rent and other occupancy costs are capitalized. The internal costs capitalized in the years ended December 31, 2002, 2001 and 2000 were approximately £115 million ($185.1 million), £251 million ($365.1 million) and £259 million ($387.4 million), respectively. The American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft is not currently an accounting principle generally accepted in the United States. However, if this Exposure Draft is adopted, it would require among other things that rent and other occupancy costs are charged to expense as incurred. In the year ended December 31, 2002, we capitalized approximately £9 million of such costs.

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment — 3 to 40 years and other equipment — 3 to 40 years.

Intangible Assets

Intangible assets include goodwill, license acquisition costs, and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases which includes the portion of the purchase price allocated to the value of the workforce in place. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill was amortized on a straight-line basis over the periods benefited of 3, 10, 15 or 30 years and license acquisition costs were amortized on a straight-line basis up to 23 years. Upon the adoption of SFAS No. 142, goodwill and license acquisition costs are no longer amortized. Instead these assets are reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Equity Method Investments

All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. Prior to the adoption of SFAS No. 142, the difference between the Company’s recorded investment and its proportionate interest in the book value of the investees’ net assets were being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

Deferred Financing Costs

Deferred financing costs of $214.9 million and $249.0 million as of December 31, 2002 and 2001, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Capitalized Interest

Interest is capitalized as a component of the cost of fixed assets constructed. In 2002, 2001 and 2000, total interest incurred was $826.5 million, $1,308.5 million and $981.4 million, respectively, of which interest of $46.3 million, $67.7 million and $95.1 million, respectively, was capitalized.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies (continued)

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

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs were $33.5 million, $77.9 million and $94.0 million in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

Had compensation for stock options granted by the Company’s former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts (See Note 17):

	For the Year Ended December 31,

	2002	2001	2000

		(in millions)
Non-cash compensation expense, as reported	$—	$30.6	$—

Non-cash compensation expense, pro forma	$255.9	$259.9	$248.6

Net loss, as reported	$(2,375.8)	$(11,837.0)	$(2,388.1)

Net loss, pro forma	$(2,631.7)	$(12,096.9)	$(2,636.7)

Derivative Financial Instruments

The Company has used financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments were deferred and recognized in the statement of operations when the related hedged transactions were recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

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

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.   Recent Accounting Pronouncements

On December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss recognized on the extinguishment of debt was classified as an extraordinary item.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.   Recent Accounting Pronouncements (continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not result in an impairment upon adoption. Amortization of goodwill and license acquisition costs ceased effective January 1, 2002. See Note 8.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession ) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.   Asset Impairments

Asset impairment charges were $445.1 million in the year ended December 31, 2002. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to license acquisition costs and goodwill was determined in accordance with SFAS No. 142. The aggregate asset impairment charge of $445.1 million related to the Company’s business segments as follows: $434.5 million Consumer, $5.3 million Business and $5.3 million Shared.

As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in NTL Europe, Inc.’s (formerly NTL Incorporated’s) stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of NTL Europe, Inc.’s (formerly NTL Incorporated’s) net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,160.6 million is included in asset impairments and $1.0 million is included in share of losses from equity investments. The asset impairment charge of $8,160.6 million included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million. The aggregate asset impairment charge of $8,161.6 million related to the Company’s business segments as follows: $6,048.1 million Consumer, $2,113.0 million Business and $0.5 million Broadcast.

6.   Acquisitions

On May 30, 2000, NTL Europe acquired the consumer cable telephone, Internet and television operations of ConsumerCo for an aggregate purchase price of approximately $13.1 billion, including intangibles of approximately $8.9 billion. The Company subsequently acquired ConsumerCo from NTL Europe. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of ConsumerCo are included in the consolidated financial statements beginning in May 2000.

The pro forma unaudited consolidated results of operations for the year ended December 31, 2000 assuming consummation of the acquisition of ConsumerCo as of January 1, 2000 is as follows (in millions).

Year Ended
December 31, 2000

Total revenue	$2,953.4
Net (loss)	(2,973.5)

In November 2001, the Company sold a portion of the indirect access customers acquired from Cable & Wireless Communications plc in May 2000. The sales price was £10.2 million ($14.8 million) which does not include contingent payments for the collection of certain future service revenues and existing receivables. The Company recognized a loss on this sale of $88.5 million, after deducting $102.0 million of unamortized intangibles. The value assigned to these assets upon acquisition was $135.9 million.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.   Fixed Assets

Fixed assets consist of:

	December 31,

	2002	2001

	(in millions)
Operating equipment	$13,659.9	$11,620.8
Other equipment	1,295.6	922.4
Construction-in-progress	1,027.8	1,267.5

	15,983.3	13,810.7
Accumulated depreciation	(4,894.4)	(2,970.4)

	$11,088.9	$10,840.3

8.   Intangible Assets

Intangible assets consist of:

	December 31,

	2002	2001

	(in millions)
Intangible assets not subject to amortization:
License acquisition costs	$23.6	$54.7
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of $121.0 (2002) and $78.1 (2001)	41.1	64.8

	$64.7	$119.5

The change in the carrying amount of goodwill during the year ended December 31, 2002 is as follows:

Goodwill – December 31, 2001	$647.8
Impairment charge	(360.1)
Foreign currency exchange translation adjustments	42.9

Goodwill – December 31, 2002	$330.6

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

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting, is as follows: $200.2 million in 2003, $200.2 million in 2004, $200.2 million in 2005, $198.7 million in 2006 and $197.7 million in 2007.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each period (unaudited) (in millions):

		Year Ended
		December 31,

	2002	2001	2000

Net (loss) - as reported	$(2,375.8)	$(11,837.0)	$(2,388.1)
Amortization of:
Goodwill	—	1,067.3	668.5
License acquisition costs	—	36.9	81.1
Other	—	0.7	0.7

	—	1,104.9	750.3

Net (loss) – as adjusted	$(2,375.8)	$(10,732.1)	$(1,637.8)

9.   Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31, 2002

(in millions)
Accounts payable	$0.6
Interest payable	316.8
Due to NTL Europe, Inc.	25.2
Accrued expenses	1.0
Long-term debt:
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	277.8
11 1/2% Senior Deferred Coupon Notes	1,050.0
10% Senior Notes	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	439.2
9 3/4% Senior Deferred Coupon Notes	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	441.6
11 1/2% Senior Notes	625.0
12 3/8% Senior Deferred Coupon Notes	380.6
7% Convertible Subordinated Notes	489.8
9 1/4% Senior Euro Notes	262.1
9 7/8% Senior Euro Notes	367.0
11 1/2% Senior Deferred Coupon Euro Notes	166.1
11 7/8% Senior Notes, less unamortized discount	491.7
12 3/8% Senior Euro Notes, plus unamortizd premium	315.3
6 3/4% Convertible Senior Notes	1,150.0
Diamond Cable:
13 1/4% Senior Discount Notes	285.1
11 3/4% Senior Discount Notes	531.0
10 3/4% Senior Discount Notes	420.5
Diamond Holdings:
10% Senior Sterling Notes	217.3
9 1/8% Senior Notes	110.0

Total	$10,157.8

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were canceled, and all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Communications Corp. The Diamond Holdings Notes remain outstanding.

NTL Incorporated (formerly NTL Communications Corp. )(Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

		December 31,

		2002	2001

		(in millions)
NTL Incorporated (formerly NTL Communications Corp.):
12 3/4% Senior Deferred Coupon Notes	(a)	$—	$277.8
11 1/2% Senior Deferred Coupon Notes	(b)	—	1,050.0
10% Senior Notes	(c)	—	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	(d)	—	181.4
10 3/4% Senior Deferred Coupon Sterling Notes	(e)	—	382.3
9 3/4% Senior Deferred Coupon Notes	(f)	—	1,153.8
9 3/4% Senior Deferred Coupon Sterling Notes	(g)	—	385.9
11 1/2% Senior Notes	(h)	—	625.0
12 3/8% Senior Deferred Coupon Notes	(i)	—	364.9
7% Convertible Subordinated Notes	(j)	—	489.8
9 1/4% Senior Euro Notes	(k)	—	222.5
9 7/8% Senior Euro Notes	(l)	—	311.5
11 1/2% Senior Deferred Coupon Euro Notes	(m)	—	135.6
11 7/8% Senior Notes, less unamortized discount	(n)	—	490.7
12 3/8% Senior Euro Notes, less unamortized premium	(o)	—	267.8
6 3/4% Convertible Senior Notes	(p)	—	1,150.0
Communications Cable Funding Corp.:
DIP Facility		229.0	—
NTL Communications Limited and subsidiaries:
Senior Credit Facility	(w)	4,482.1	4,050.0
Working Capital Credit Facility	(w)	657.1	145.4
Other		63.2	58.6
NTL Triangle:
11.2% Senior Discount Debentures	(q)	517.3	517.3
Other		3.6	4.5
Diamond Cable:
13 1/4% Senior Discount Notes	(r)	—	285.1
11 3/4% Senior Discount Notes	(s)	—	531.0
10 3/4% Senior Discount Notes	(t)	—	415.1
Diamond Holdings:
10% Senior Sterling Notes	(u)	—	196.3
9 1/8% Senior Notes	(v)	—	110.0
Other		3.1	3.6

		5,955.4	14,205.9
Less current portion		5,955.4	14,205.9

		$—	$—

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500.0 million of new debt financing to enable the business operations of our former parent company and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630.0 million (including a $130.0 million commitment from NTL (Delaware), Inc. and the $500.0 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of the Company to provide $630.0 million in financing to Communications Cable Funding Corp.

On July 17, 2002, the Company drew the first tranche available under the facility in the amount of $229.0 million.

In connection with the closing of the DIP facility, NTL Europe, Inc. and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630.0 million commitment ($12.6 million) in July 2002.

Each term loan under the DIP facility incurred interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest was payable in cash at least monthly. The DIP facility also included an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

The $229.0 million balance outstanding under the DIP facility was repaid on January 10, 2003.

Outstanding Public Notes

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were canceled, and all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Communications Corp. The NTL Triangle and Diamond Holdings Notes remain outstanding.

(a)	12 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($201.2 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($482.9 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

(g)	9 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($531.1 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11 1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12 3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, redeemable at the Company’s option on or after December 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million, ($262.1 million), interest payable semiannually from May 15, 2000;

(l)	9 7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million, ($367.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(m)	11 1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($220.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(n)	11 7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(o)	12 3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($314.6 million), interest payable semiannually from August 1, 2001;

(p)	6 3/4% Convertible Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, redeemable at the Company’s option on or after May 20, 2004, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share (there were approximately 35.1 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(q)	11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

(r)	13 1/4% Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option on or after September 30, 1999;

(s)	11 3/4% Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(t)	10 3/4% Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

(u)	10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of £135.0 million ($217.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond Holdings’ option on or after February 1, 2003; and

(v)	9 1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond Holdings’ option on or after February 1, 2003.

During 2002, 2001 and 2000, the Company recognized $96.7 million, $284.7 million and $473.1 million, respectively, of original issue discount as interest expense.

In addition to the notes described above, subsidiaries of the Company have the following bank credit agreements outstanding:

(w)	Senior Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of £2,784.8 million ($4,482.1 million), all of which was outstanding as of December 31, 2002; comprising a revolving facility of £2,584.8 million ($4,160.2 million) and a term facility of £200.0 million ($321.9 million); interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which, in the case of the revolving facility, is fixed at 3.50% per annum for six months from January 10, 2003 and which then varies, depending upon satisfaction of a financial covenant over six monthly periods, between 4.00% and 2.50% per annum and which, in the case of the term facility, is fixed at 5.50% per annum; effective interest rate on the revolving facility of 6.26% and 6.73% per annum at December 31, 2002 and 2001, respectively; effective interest rate on the term facility of 7.76% and 8.06% per annum at December 31, 2002 and 2001, respectively; the unused portion of the commitment to make the revolving facility available is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal then outstanding under the revolving facility is due in full on September 30, 2005; principal under the term facility is due in six quarterly installments beginning on June 30, 2006 and increasing from £5.0 million repayments due on the first two repayment dates to £10.0 million repayments due on the next three repayment dates with the balance being due on September 30, 2007; and

Working Capital Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of approximately £408.3 million ($657.1 million), all of which was outstanding as of December 31, 2002; originally for £1,300.0 million ($2,092.4 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced to the aforementioned amount; interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which commenced at 4.50% per annum and increases by 0.50% per annum at the end of each quarter after the date upon which the facility was first utilized (subject to a cap on total interest of 16% per annum and a cap on total interest payable in cash of 14% per annum (any excess being added to principal)); effective interest rate of 11.76% and 9.57% per annum at December 31, 2002 and 2001, respectively; principal is due in full on March 31, 2006.

In February 2001, $109.5 million principal amount of 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of NTL Europe, Inc. common stock at the applicable conversion price of $39.20 per share. The Company issued as a premium on the conversion an additional 0.5 million shares which were valued at NTL Europe, Inc. closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, is included in interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

The bank credit facilities, as well as the NTL Triangle and Diamond Holdings notes, restrict the payment of cash dividends and loans to the Company. At December 31, 2002, restricted net assets were $3,670.6 million.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes are due on January 1, 2010. The Exit Notes are redeemable at the Company’s option after January 10, 2003. Interest on the Exit Notes is payable in cash semiannually from July 1, 2003, with respect to the interest payment due on July 1, 2003, the Company may elect to pay any portion of the interest in cash or by issuance of additional “pay-in-kind” notes. With respect to the interest payments due on January 1, 2004 and July 1, 2004, the Company may make a similar election based on its Available Cash, as defined.

The purchasers of the Company’s Exit Notes are entitled to registration rights with respect to such notes pursuant to the Exchange and Registration Rights Agreement. Under the Exchange and Registration Rights Agreement, the Company agreed, among other things, to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Exit Notes for new notes registered under the Securities Act with terms substantially identical to those of the unregistered notes. If the Company fails to file such registration statement with the Securities and Exchange Commission on or before April 15, 2003 or if certain other registration default events described in the Exchange and Registration Rights Agreement occur, then the Company will be required to pay special interest to each holder of the Exit Notes, pursuant to provisions of the Exchange and Registration Rights Agreement, during the period of one or more of such registration default events. The Company would pay such special interest at a rate of 0.5% per annum, which increases to 1.0% per annum after the first 120-day period following the occurrence of the first such registration default. In addition, the Company’s failure to register the notes in compliance with the Exchange and Registration Rights Agreement would result in an event of default under the Indenture governing the Exit Notes.

Long-term debt repayments, excluding capital leases, are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$0.4
2004	0.4
2005	4,160.6
2006	689.7
2007	807.4
Thereafter	886.6

Total debt repayments	6,545.1
Less: current portion	0.4

$6,544.7

11.   Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive loss, depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, the Company has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive loss for certain qualifying cash flow hedges.

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

In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the year ended December 31, 2001, the Company recorded other comprehensive loss of $1.4 million as a result of changes in the fair values. The aggregate fair value at December 31, 2001 was a net liability of $3.6 million. In May 2002, the Company closed out its cross currency swaps for a cash payment of $2.0 million, and recognized a loss of $2.0 million.

In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/U.S. dollar exchange rate in accordance with its market risk strategies. As of December 31, 2001, the fair value of this instrument was a liability of $0.3 million. In March 2002, this agreement was closed out and the Company received cash of £0.5 million.

12.   Non-Cash Compensation

In July 2001, the Compensation and Option Committee of the Board of Directors of the Company’s former ultimate parent company approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

of approximately 4.7 million shares of NTL Europe, Inc.’s common stock with exercise prices from $0.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of NTL Europe, Inc.’s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of our former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

13.   Other Charges Including Restructuring Charges

Other charges of $389.2 million in 2002 include restructuring charges of $104.8 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from our former ultimate parent company and certain of its subsidiaries in accordance with the Plan. Other charges of $297.9 million in 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Restructuring charges of $104.8 million, $202.8 million and $65.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, relate to the Company’s actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges and $57.9 million of the 2001 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, none of whom are still employed by the Company as of December 31, 2002. These costs in 2001 were for approximately 5,200 employees to be terminated, of which approximately 20 employees were still employed by the Company as of December 31, 2002. These costs in 2002 were for approximately 740 employees to be terminated, of which approximately 350 employees were still employed by the Company as of December 31, 2002.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.   Other Charges Including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2000, 2001 and 2002:

	Employee	Lease
	Severance	Exit	Agreement	Fixed
	and Related Costs	Costs	Modifications	Assets	Other	Total

Charged to expense	$47.9	$18.0	$—	$—	$—	$65.9
Utilized	—	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	—	(13.9)
Charged to expense	98.7	32.4	27.7	57.9	—	216.7
2001 provision utilized	(26.2)	—	—	(57.9)	—	(84.1)

Balance, December 31, 2001	72.5	33.5	27.7	—	—	133.7
2000 provision utilized	—	(1.1)	—	—	—	(1.1)
2001 provision utilized	(71.9)	(17.3)	(16.2)	—	—	(105.4)
2001 provision released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	35.2	78.9	1.2	7.5	9.2	132.0
2002 provision utilized	(23.3)	(0.2)	—	(7.5)	—	(31.0)

Balance, December 31, 2002	$11.9	$78.7	$1.2	$—	$9.2	$101.0

14.   Income Taxes

The (benefit) expense for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Current:
Federal	$—	$—	$—
State and local	(1.2)	1.2	—

Foreign	—	0.5	0.9

Total current	(1.2)	1.7	0.9

Deferred:
Foreign	(24.5)	116.4	(80.8)

Total deferred	(24.5)	116.4	(80.8)

	$(25.7)	$118.1	$(79.9)

The Company’s tax benefit relates primarily to operating loss carryforwards for which a benefit was recognized to the extent of deferred tax liabilities.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.   Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2002	2001

	(in millions)
Deferred tax liabilities:
Intangibles	$20.9	$34.5
Depreciation and amortization	209.0	354.2

Total deferred tax liabilities	229.9	388.7
Deferred tax assets:
Net operating losses	2,108.2	1,932.9
Capital losses	2,716.7	—
Net deferred interest expense	245.8	239.9
Depreciation and amortization	705.8	401.5
Inventory	3.0	15.9
Purchase accounting liabilities	44.1	16.5
Allowance for doubtful accounts	54.2	—
Other	102.4	51.9

Total deferred tax assets	5,980.2	2,658.6
Valuation allowance for deferred tax assets	(5,844.7)	(2,383.7)

Net deferred tax assets	135.5	274.9

Net deferred tax liabilities	$94.4	$113.8

At December 31, 2002 and 2001, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $1.2 billion for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. This excludes net operating loss carryforwards of companies that are resident in both the U.S. and the United Kingdom. In addition, the Company has capital loss carryforwards of approximately $7.7 billion for U.S. federal income tax purposes that expire in 2007. The Company also has United Kingdom net operating loss carryforwards of approximately $5.5 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S net operating loss carryforward amount is approximately $1.7 billion.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy on January 10, 2003. A restructuring of the Company’s debt will give rise to cancellation of indebtedness income (“COD”) in 2003, which will be non-taxable since the debt cancellation is in connection with a bankruptcy reorganization. However, to the extent that such amount is excluded from U.S. taxable income, certain tax attributes are subject to reduction, including certain U.S. net operating loss carryforwards and U.S. capital loss carryforwards. The reduction of tax attributes should have no material impact on the Company’s financial statement position since the deferred tax assets related to these tax attributes are offset by a corresponding valuation allowance. Furthermore, the reorganization will cause an ownership change pursuant to Internal Revenue Code Section 382. Section 382 will severely limit the Company’s ability to utilize any remaining U.S. net operating loss carryforwards and may limit the Company’s ability to deduct any built-in losses recognized within the subsequent five-year period.

In 2002, the Internal Revenue Service completed its federal income tax audit of the Company for the years 1996, 1997 and 1998. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.   Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
(Benefit) at federal statutory rate (35%)	$(840.5)	$(4,101.6)	$(863.8)
Add:
Non-deductible asset impairments	126.0	2,856.6	—
Foreign losses with no benefit	531.0	809.7	568.6
U.S. losses with no benefit	159.0	436.6	215.3
Prior year accelerated depreciation	—	116.3	—
State and local income tax, net of federal benefit	(1.2)	0.5	—

	$(25.7)	$118.1	$(79.9)

15.   Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt: The carrying amounts of the bank credit facilities approximate their fair values. The fair values of the Company’s other debt in the following table are based on the quoted market prices.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.   Fair Values of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Cash and cash equivalents	$502.0	$502.0	$251.1	$251.1
Marketable securities	5.2	5.2	—	—
Long-term debt:
12-3/4% Notes	277.8	30.6	277.8	91.7
11-1/2% Notes	1,050.0	115.5	1,050.0	336.0
10% Notes	400.0	44.0	400.0	120.0
9-1/2% Sterling Notes	200.8	20.1	181.4	60.1
10-3/4% Sterling Notes	439.2	41.0	382.3	124.3
9-3/4% Notes	1,193.3	130.0	1,153.8	338.0
9-3/4% Sterling Notes	441.6	37.2	385.9	124.8
11-1/2% Notes	625.0	68.8	625.0	200.0
12-3/8% Notes	380.6	49.5	364.9	108.0
7% Convertible Notes	489.8	58.8	489.8	53.9
9-1/4% Euro Notes	262.1	26.2	222.5	74.6
9-7/8% Euro Notes	367.0	36.7	311.5	104.4
11-1/2% Euro Notes	166.1	15.4	135.6	44.9
11-7/8% Notes	491.7	80.0	490.7	160.0
12-3/8% Euro Notes	315.3	31.5	267.8	90.8
6-3/4% Convertible Notes	1,150.0	184.0	1,150.0	353.6
DIP Facility	229.0	229.0	—	—
Senior Credit Facility	4,482.1	4,482.1	4,050.0	4,050.0
Working Capital Credit Facility	657.1	657.1	145.4	145.4
11.2% Debentures	517.3	372.5	517.3	367.3
13-1/4% Notes	285.1	34.2	285.1	77.0
11-3/4% Notes	531.0	63.7	531.0	132.8
10-3/4% Notes	420.5	50.5	415.1	100.9
10% Sterling Notes	217.3	173.8	196.3	143.4
9-1/8% Notes	110.0	77.0	110.0	71.5

16.   Related Party Transactions

On the Effective Date, the Company entered into a Transitional Services Agreement with NTL Europe. Under the Transitional Services Agreement, the Company has agreed to provide NTL Europe with certain administrative and technical support for a limited period of time where its personnel had previously been providing support to the companies now comprised within the NTL Europe group of companies. The Company has agreed to provide NTL Europe with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical assistance to NTL Europe’s Spanish business, access to the Company’s internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of certain of the joint ventures in which NTL Europe has investments. This agreement provides that the Company’s employees shall, as appropriate, prioritize work performed for the Company ahead of work performed on behalf of NTL Europe.

In addition, under the Transitional Services Agreement, the Company provides the services of five of its employees to NTL Europe seconded on a full-time basis for a period of up to two years (at NTL Europe’s option) and permit NTL Europe and its group companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.   Related Party Transactions (continued)

NTL Europe pays the Company pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by the Company and its subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

Other charges in 2002 include $129.6 million of non-cash expense for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan which were payable to United Kingdom subsidiaries of the Company.

On September 28, 2001, the Company loaned NTL Europe $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Interest income – NTL Europe, Inc. includes $8.0 million and $5.8 million in 2002 and 2001, respectively, from such notes. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled. Other charges in 2002 include $152.3 million of expense for allowances for the cancellation of these notes.

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, NTL Delaware loaned £90.0 million to NTL (UK) Group, Inc. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. Interest on the note was at 23% per annum, compounded semiannually, and was payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes. In connection with the DIP facility, the current interest rate on this loan had been reduced from 23% per annum to 11% per annum. Interest expense – NTL Europe, Inc. includes $14.8 million from such loan. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt was repaid.

NTL Delaware was a lender under the DIP facility. Interest expense – NTL Europe, Inc. includes $2.9 of fees paid to NTL Delaware under this facility.

Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with NTL Europe and NTL (Delaware), Inc. to evidence such transactions. The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest income – NTL Europe, Inc. includes $0.8 million of interest due from NTL Europe, Inc. for such notes. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt in the amount of $69.3 million was repaid.

The Company’s President – Chief Executive Officer is also the Chairman of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). Until January 2003, ATX shared resources with the Company related specifically to corporate activity, including corporate employees and a corporate office. In conjunction with these arrangements, the Company provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing service to ATX were charged to ATX by the Company based on the allocation of their time spent providing services to ATX.

Amounts charged to ATX by the Company consist of direct costs allocated to ATX where indentifiable and a percentage of the portion of the Company’s corporate overhead which cannot be specifically allocated to the Company. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. The Company’s charges to ATX commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2002, 2001 and 2000, the Company charged ATX $0.4 million, $0.4 million and $1.2 million, respectively, which reduced the Company’s corporate expenses.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.   Related Party Transactions (continued)

On April 12, 2002, our former ultimate parent company purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, the Company entered into a network and software agreement with ATX. Under the agreement, ATX will provide U.S. network for Internet traffic from the Company’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.

The Company obtains billing and software development services from ATX. ATX billed the Company $2.9 million, $3.4 million and $5.9 million in the years ended December 31, 2002, 2001 and 2000, respectively for these services. In 2001, the Company entered into a license agreement with ATX whereby the Company was granted an exclusive irrevocable, perpetual license to billing software developed by ATX for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by ATX plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by the Company at the time of this agreement, and was being maintained and modified by ATX under an ongoing software maintenance and development outsourcing agreement between the companies.

In March 2000, the Company and ATX announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company incurred costs of $0.3 million for network usage in the year ended December 31, 2001. The Company has not incurred any additional costs subsequent to 2001.

At December 31, 2002 and 2001, the Company had a receivable from ATX of $2.5 million and $1.1 million, respectively.

17.   Shareholder’s Equity

The following description of authorized capital stock, common stock, stockholder rights plan and stock options reflects changes as a result of the Company's emergence from Chapter 11 reorganization.

Authorized Capital Stock

Pursuant to the Company’s reorganization, the Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

On the Effective Date, the Company issued to certain of its stakeholders 50,000,969 shares of common stock and 8,750,496 Series A Warrants, each of which entitles the holder thereof to purchase one share of the Company’s common stock at an initial exercise price of $309.88, subject to adjustment. The Series A Warrants expire on January 10, 2011. In addition, the Company issued 500,000 shares of common stock to initial purchases of the Exit Notes.

Stockholder Rights Plan

The Company’s Rights Agreement provides that a Right will be issued with each share of common stock issued. The Rights are exercisable upon the occurrence of certain potential takeover events and will expire in January 2013 unless previously redeemed or exchanged by the Company. When exercisable, each Right entitles the owner to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Rights Preferred Stock”) at the Stockholder Rights purchase price, subject to adjustment.

The Rights Preferred Stock will be entitled to a quarterly dividend payment equal to the greater of $10.00 and 1,000 times the aggregate amount per share of all dividends declared on the common stock since the immediately preceding dividend payment date. In the event of liquidation, the holders of Rights Preferred Stock will be entitled to the greater of $1,000 for each share of Rights Preferred Stock held, plus any accrued and unpaid dividends or distributions on those shares and the aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of common stock. Each share of Rights Preferred Stock will have 1,000 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Rights Preferred Stock will be entitled to receive common stock of the acquiring Company valued at two times the exercise price of the Stockholder Right. The Rights are protected by customary antidilution provisions.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options

Upon approval by the compensation committee of the board of directors, the Company will adopt the NTL Incorporated 2003 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan is intended to provide incentives to certain employees of the Company and its subsidiaries to foster and promote the long term growth and performance of the Company and to better align such employees’ interests with the stockholders of the Company. Under the Stock Option Plan, options to purchase up to 10% of the issued and outstanding shares of the Company’s common stock as of the Effective Date may be granted from time to time to certain employees of the Company and its subsidiaries. Accordingly, the Company has reserved 5 million shares of common stock for issuance under the Stock Option Plan.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options (continued)

The Company’s employees participated in the various stock option plans of its former ultimate parent company. All options to purchase shares of the Company’s former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

There were none, 13.7 million and 34.8 million options granted under these plans for the years ended December 31, 2002, 2001 and 2000, respectively.

Pro forma information regarding net loss has been determined as if the Company had accounted for its former ultimate parent’s employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s former ultimate parent’s common stock of .702, .702, and .385, respectively, and a weighted-average expected life of the option of 10 years in 2002, 2001 and 2000.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because these stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss in future years. Following is the Company’s pro forma information as if the Company and not its former ultimate parent had issued the stock options:

	Year Ended
	December 31,

	2002	2001	2000

	(in millions)
Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)
Pro forma net (loss)	$(2,631.7)	$(12,096.9)	$(2,636.7)

18.   Employee Benefit Plans

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

At December 31, 2002, the projected benefit obligations of the Company’s defined benefit pension plans exceeded the fair value of the plan assets by $121.3 million. Each of the Company’s four defined benefit pension plans had accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2002. The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for these four plans were $333.5 million, $289.4 million and $212.2 million, respectively, at December 31, 2002.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18.   Employee Benefit Plans (continued)

	Year Ended
	December 31,

	2002	2001

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$200.3	$201.8
Acquisition	20.8	—
Service cost	10.8	9.9
Interest cost	17.3	11.3
Actuarial losses (gains)	85.3	(7.0)
Benefits paid	(10.1)	(6.3)
Curtailments/settlements	(1.8)	—
Other	1.9	—
Foreign currency exchange rate changes	9.0	(9.4)

Benefit obligation at end of year	$333.5	$200.3

Change in plan assets
Fair value of plan assets at beginning of year	$229.2	$269.1
Acquisition	17.3	—
Actual return on plan assets	(43.5)	(31.0)
Company contributions	8.9	8.0
Plan participants’ contributions	3.0	3.0
Benefits paid	(10.1)	(6.3)
Curtailments/settlements	(1.4)	—
Other	(1.3)	—
Foreign currency exchange rates changes	10.1	(13.6)

Fair value of plan assets at end of year	$212.2	$229.2

Funded status of the plan	$(121.3)	$28.9
Unrecognized net actuarial (gains) losses	136.5	(12.4)
Unrecognized transition obligation	5.6	5.0

Net amount recognized	$20.8	$21.5

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$16.5
Accrued benefit liability	(88.5)	—
Intangible asset	5.6	5.0
Accumulated other comprehensive loss	103.7	—

Net amount recognized	$20.8	$21.5

	Year Ended December 31,

	2002	2001

Actuarial assumptions:
Discount rate	5.50% - 5.90%	6.00%
Rate of compensation increase	3.30% - 5.20%	3.50% - 4.00%
Expected long-term rate of return on plan assets	6.60% - 7.50%	7.00% - 7.50%

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18.   Employee Benefit Plans (continued)

The components of net pension costs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Service cost	$10.8	$9.9	$10.7
Interest cost	17.3	11.3	11.3
Curtailments/settlements	1.8	—	—
Expected return on plan assets	(20.0)	31.0	(2.0)
Net amortization and deferral	0.7	(51.9)	(20.6)

	$10.6	$0.3	$(0.6)

19.   Leases

A summary of assets held under capital lease are as follows (in millions):

	December 31,

	2002	2001

Land, buildings and equipment	$89.0	$100.2
Less: accumulated depreciation	(26.9)	(28.5)

	$62.1	$71.7

Future minimum annual payments at December 31, 2002 are as follows (in millions). The table reflects the Company’s contractual obligations.

	Capital	Operating
	Leases	Leases

Year ending December 31:
2003	$9.3	$84.0
2004	9.0	70.5
2005	8.0	60.8
2006	7.1	53.7
2007	6.7	52.8
Thereafter	166.7	394.5

Total minimum lease payments	206.8	$716.3

Less: amount representing interest	(140.0)

Present value of net minimum obligations	66.8
Less: current portion	(66.8)

	$—

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $140.1 million, $74.5 million and $46.2 million, respectively.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20.   Commitments and Contingent Liabilities

At December 31, 2002, the Company was committed to pay approximately $1,422.0 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $984.4 million for operations and maintenance contracts and other commitments from January 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding fiscal years is as follows (in millions):

Year Ending December 31:

2003	$437.6
2004	109.7
2005	109.4
2006	109.4
2007	109.4

$875.5

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

21.   Summarized Financial Information About NTL Incorporated (formerly NTL Communications Corp.)

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries (the “Guarantors”) issued the Exit Notes. The Exit Notes are guaranteed on a senior basis by the following subsidiaries of the Company: NTL Digital (US) Inc., CableTel Ventures Limited, Bearsden Nominees, Inc., CableTel Programming, Inc., NTL International Services, Inc. and NTL Funding (NJ), Inc. (collectively referred to as the “Senior Guarantors”). The Exit Notes are guaranteed on a subordinated basis by Communications Cable Funding Corp. (referred to as the “Subordinated Guarantor” and together with the Senior Guarantors, the “Guarantors”).

The following condensed consolidating financial information of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is being provided pursuant to Article 3-10(c) of Regulation S-X and SOP 90-7.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2002

		Communications
	NTL	Cable		Entities in	Other
Statement of Operations	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Revenue
Consumer telecommunications and television	$—	$—	$—	$—	$—
Business telecommunications	—	—	—	—	—
Broadcast transmission and other	—	—	—	—	—

	—	—	—	—	—
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	—	—	0.8
Selling, general and administrative expenses	—	—	—	—	0.3
Asset impairments	—	—	—	—	—
Non-cash compensation	—	—	—	—	—
Other charges	154.8		—	154.8	—
Corporate expenses	37.9	(22.3)	—	15.6	—
Depreciation	0.5	—	—	0.5	—
Amortization	26.2	—	4.2	30.4	—

	219.4	(22.3)	4.2	201.3	1.1

Operating (loss)	(219.4)	22.3	(4.2)	(201.3)	(1.1)
Other income (expense)
Interest income and other, net	0.3	110.0	198.9	309.2	5.0
Interest income – NTL Europe, Inc.	8.0	0.8	—	8.8	—
Interest expense	(280.3)	(128.0)	(84.5)	(492.8)	(4.4)
Interest expense – NTL Europe, Inc.	—	(2.9)	—	(2.9)	—
Share of (losses) from equity investments	(1,516.9)	—	(247.2)	(1,764.1)	(3.4)
Other gains (losses)	—	—	—	—	—
Foreign currency transaction (losses) gains	(282.0)	—	(11.7)	(293.7)	0.8

Income (loss) before recapitalization items and income taxes	(2,290.3)	2.2	(148.7)	(2,436.8)	(3.1)
Recapitalization items, net	(86.7)	—	(5.8)	(92.5)	—

Income (loss) before income taxes	(2,377.0)	2.2	(154.5)	(2,529.3)	(3.1)
Income tax benefit	1.2	—	(1.4)	(0.2)	—

Net income (loss)	$(2,375.8)	$2.2	$(155.9)	$(2,529.5)	$(3.1)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2002

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Operations	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Revenue
Consumer telecommunications and television	$2,074.1	$2,074.1	$—	$2,074.1
Business telecommunications	880.1	880.1	—	880.1
Broadcast transmission and other	310.9	310.9	—	310.9

	3,265.1	3,265.1	—	3,265.1
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	1,501.7	1,502.5	—	1,502.5
Selling, general and administrative expenses	769.8	770.1	(0.3)	769.8
Asset impairments	445.1	445.1	—	445.1
Non-cash compensation	—	—	—	—
Other charges	234.4	234.4	—	389.2
Corporate expenses	3.1	3.1	—	18.7
Depreciation	1,477.4	1,477.4	—	1,477.9
Amortization	33.3	33.3	—	63.7

	4,464.8	4,465.9	(0.3)	4,666.9

Operating (loss)	(1,199.7)	(1,200.8)	0.3	(1,401.8)
Other income (expense)
Interest income and other, net	19.4	24.4	(312.6)	21.0
Interest income – NTL Europe, Inc.	—	—	—	8.8
Interest expense	(696.6)	(701.0)	431.3	(762.5)
Interest expense – NTL Europe, Inc.	(14.8)	(14.8)	—	(17.7)
Share of (losses) from equity investments	—	(3.4)	1,764.1	(3.4)
Other gains (losses)	—	—	—	—
Foreign currency transaction (losses) gains	199.6	200.4	(0.8)	(94.1)

Income (loss) before recapitalization items and income taxes	(1,692.1)	(1,695.2)	1,882.3	(2,249.7)
Recapitalization items, net	(59.3)	(59.3)		(151.8)

Income (loss) before income taxes	(1,751.4)	(1,754.4)	1,882.3	(2,401.5)
Income tax benefit	25.9	25.9	—	25.7

Net income (loss)	$(1,725.5)	$(1,728.6)	$1,882.3	$(2,375.8)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2001

		Communications
	NTL	Cable		Entities in	Other
Statement of Operations	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Revenue
Consumer telecommunications and television	$—	$—	$—	$—	$—
Business telecommunications	—	—	—	—	—
Broadcast transmission and other	—	—	—	—	—

	—	—	—	—	—
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	—	—	0.8
Selling, general and administrative expenses	3.2	—	—	3.2	(0.1)
Asset impairments	—	—	—	—	—
Non-cash compensation	30.6	—	—	30.6	—
Other charges	—	—	—	—	—
Corporate expenses	24.3	—	—	24.3	—
Depreciation	0.5	—	—	0.5	—
Amortization	24.5	—	4.0	28.5	0.5

	83.1	—	4.0	87.1	1.2

Operating (loss)	(83.1)	—	(4.0)	(87.1)	(1.2)
Other income (expense)
Interest income and other, net	13.6	—	184.1	197.7	3.5
Interest income – NTL Europe, Inc.	5.8	—	—	5.8	—
Interest expense	(762.8)	—	(170.9)	(933.7)	(4.2)
Interest expense – NTL Europe, Inc.	—	—	—	—	—
Share of (losses) from equity investments	(11,067.5)	—	(985.4)	(12,052.9)	(14.3)
Other (losses)	—	—	—	—	—
Foreign currency transaction gains (losses)	58.2	—	(0.8)	57.4	(3.6)

(Loss) before income taxes	(11,835.8)	—	(977.0)	(12,812.8)	(19.8)
Income tax expense	(1.2)	—	—	(1.2)	—

Net (loss)	$(11,837.0)	$—	$(977.0)	$(12,814.0)	$(19.8)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2001

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Operations	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Revenue
Consumer telecommunications and television	$2,069.2	$2,069.2	$—	$2,069.2
Business telecommunications	836.8	836.8	—	836.8
Broadcast transmission and other	283.6	283.6	—	283.6

	3,189.6	3,189.6	—	3,189.6
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	1,563.5	1,564.3	—	1,564.3
Selling, general and administrative expenses	970.1	970.0	—	973.2
Asset impairments	8,160.6	8,160.6	—	8,160.6
Non-cash compensation	—	—	—	30.6
Other charges	297.9	297.9	—	297.9
Corporate expenses	—	—	—	24.3
Depreciation	1,360.9	1,360.9	—	1,361.4
Amortization	1,149.9	1,150.4	—	1,178.9

	13,502.9	13,504.1	—	13,591.2

Operating (loss)	(10,313.3)	(10,314.5)	—	(10,401.6)
Other income (expense)
Interest income and other, net	16.0	19.5	(188.4)	28.8
Interest income – NTL Europe, Inc.	—	—	—	5.8
Interest expense	(947.0)	(951.2)	644.1	(1,240.8)
Interest expense – NTL Europe, Inc.	—	—	—	—
Share of (losses) from equity investments	(8.9)	(23.2)	12,052.9	(23.2)
Other (losses)	(88.5)	(88.5)	—	(88.5)
Foreign currency transaction gains (losses)	(53.2)	(56.8)	—	0.6

(Loss) before income taxes	(11,394.9)	(11,414.7)	12,508.6	(11,718.9)
Income tax expense	(116.9)	(116.9)	—	(118.1)

Net (loss)	$(11,511.8)	$(11,531.6)	$12,508.6	$(11,837.0)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2000

		Communications
	NTL	Cable		Entities in	Other
Statement of Operations	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Revenue
Consumer telecommunications and television	$—	$—	$—	$—	$—
Business telecommunications	—	—	—	—	—
Broadcast transmission and other	—	—	—	—	—

	—	—	—	—	—
Costs and expenses
Operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	—	—	—
Selling, general and administrative expenses	5.9	—	—	5.9	0.4
Asset impairments	—	—	—	—	—
Non-cash compensation	—	—	—	—	—
Other charges	—	—	—	—	—
Corporate expenses	23.7	—	—	23.7	—
Depreciation	0.5	—	—	0.5	—
Amortization	19.2	—	4.0	23.2	0.5

	49.3	—	4.0	53.3	0.9

Operating (loss)	(49.3)	—	(4.0)	(53.3)	(0.9)
Other income (expense)
Interest income and other, net	14.5	—	174.9	189.4	(0.6)
Interest income – NTL Europe, Inc.	—	—	—	—	—
Interest expense	(599.4)	—	(163.6)	(763.0)	(0.3)
Interest expense – NTL Europe, Inc.	—	—	—	—	—
Share of (losses) from equity investments	(1,821.7)	—	(444.5)	(2,266.2)	(22.9)
Other (losses)	—	—	—	—	—
Foreign currency transaction gains (losses)	67.8	—	(3.6)	64.2	3.7

(Loss) before income taxes	(2,388.1)	—	(440.8)	(2,828.9)	(21.0)
Income tax benefit	—	—	—	—	—

Net (loss)	$(2,388.1)	$—	$(440.8)	$(2,828.9)	$(21.0)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2000

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Operations	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Revenue
Consumer telecommunications and television	$1,518.2	$1,518.2	$—	$1,518.2
Business telecommunications	702.2	702.2	—	702.2
Broadcast transmission and other	263.8	263.8	—	263.8

	2,484.2	2,484.2	—	2,484.2
Costs and expenses
Operating expenses (exclusive of depreciation and amortization shown separately below)	1,223.2	1,223.2	—	1,223.2
Selling, general and administrative expenses	962.8	963.2	—	969.1
Asset impairments	—	—	—	—
Non-cash compensation	—	—	—	—
Other charges	92.7	92.7	—	92.7
Corporate expenses	—	—	—	23.7
Depreciation	873.9	873.9	—	874.4
Amortization	802.6	803.1	—	826.3

	3,955.2	3,956.1	—	4,009.4

Operating (loss)	(1,471.0)	(1,471.9)	—	(1,525.2)
Other income (expense)
Interest income and other, net	11.2	10.6	(174.2)	25.8
Interest income – NTL Europe, Inc.	—	—	—	—
Interest expense	(320.9)	(321.2)	197.9	(886.3)
Interest expense – NTL Europe, Inc.	—	—	—	—
Share of (losses) from equity investments	(1.3)	(24.2)	2,266.2	(24.2)
Other (losses)	—	—	—	—
Foreign currency transaction gains (losses)	(126.0)	(122.3)	—	(58.1)

(Loss) before income taxes	(1,908.0)	(1,929.0)	2,289.9	(2,468.0)
Income tax benefit	79.9	79.9	—	79.9

Net (loss)	$(1,828.1)	$(1,849.1)	$2,289.9	$(2,388.1)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	December 31, 2002

		Communications
	NTL	Cable		Entities in	Other
Balance Sheet	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Current assets	$47.4	$454.3	$0.8	$502.5	$2.5
Investments in and loans to affiliates, net	3,413.9	18,645.8	941.5	23,001.2	8.4
Fixed and noncurrent assets	128.7	162.8	15.6	307.1	102.2

Total assets	$3,590.0	$19,262.9	$957.9	$23,810.8	$113.1

Current liabilities	$245.8	$122.6	$—	$368.4	$0.4
Noncurrent liabilities	—	2,784.3	1.5	2,785.8	135.2
Liabilities subject to compromise	8,520.3	—	1,656.9	10,177.2	—
Shareholder’s (deficiency) equity	(5,176.1)	16,356.0	(700.5)	10,479.4	(22.5)

Total liabilities and shareholder’s (deficiency) equity	$3,590.0	$19,262.9	$957.9	$23,810.8	$113.1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002

		Entities		Consolidated
	All Other	Not in		NTL
Balance Sheet	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Current assets	$1,032.9	$1,035.4	$(367.2)	$1,170.7
Investments in and loans to affiliates, net	—	8.4	(23,001.2)	8.4
Fixed and noncurrent assets	11,555.0	11,657.2	(102.0)	11,862.3

Total assets	$12,587.9	$12,701.0	$(23,470.4)	$13,041.4

Current liabilities	$1,823.7	$1,824.1	$5,772.8	$7,965.3
Noncurrent liabilities	12,804.7	12,939.9	(15,631.3)	94.4
Liabilities subject to compromise	—	—	(19.4)	10,157.8
Shareholder’s (deficiency) equity	(2,040.5)	(2,063.0)	(13,592.5)	(5,176.1)

Total liabilities and shareholder’s (deficiency) equity	$12,587.9	$12,701.0	$(23,470.4)	$13,041.4

	December 31, 2001

		Communications
	NTL	Cable		Entities in	Other
Balance Sheet	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Current assets	$90.0	$—	$0.4	$90.4	$1.9
Investments in and loans to affiliates, net	4,462.6	—	1,061.0	5,523.6	4.4
Fixed and noncurrent assets	305.4	—	18.2	323.6	98.3

Total assets	$4,858.0	$—	$1,079.6	$5,937.6	$104.6

Current liabilities	$8,037.0	$—	$1,561.8	$9,598.8	$0.2
Noncurrent liabilities	—	—	—	—	124.2
Shareholder’s (deficiency)	(3,179.0)		(482.2)	(3,661.2)	(19.8)

Total liabilities and shareholder’s (deficiency)	$4,858.0	$—	$1,079.6	$5,937.6	$104.6

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2001

		Entities		Consolidated
	All Other	Not in		NTL
Balance Sheet	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Current assets	$924.0	$925.9	$(3.3)	$1,013.0
Investments in and loans to affiliates, net	—	4.4	(5,523.6)	4.4
Fixed and noncurrent assets	11,689.4	11,787.7	(98.3)	12,013.0

Total assets	$12,613.4	$12,718.0	$(5,625.2)	$13,030.4

Current liabilities	$6,587.8	$6,588.0	$(100.1)	$16,086.7
Noncurrent liabilities	6,036.5	6,160.7	(6,038.0)	122.7
Shareholder’s (deficiency)	(10.9)	(30.7)	512.9	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$12,613.4	$12,718.0	$(5,625.2)	$13,030.4

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2002

		Communications
	NTL	Cable		Entities in	Other
Statement of Cash Flows	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Net cash provided by (used in) operating activities	$52.9	$(33.7)	$(36.6)	$(17.4)	$6.3
Net cash (used in) investing activities	(99.1)	(162.8)	16.3	(245.6)	(6.2)
Net cash provided by financing activities	3.9	216.4	20.1	240.4	—
Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(42.3)	19.9	(0.2)	(22.6)	0.1
Cash and cash equivalents at the beginning of the year	78.5	—	0.4	78.9	0.1

Cash and cash equivalents at the end of the year	$36.2	$19.9	$0.2	$56.3	$0.2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2002

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Cash Flows	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Net cash provided by (used in) operating activities	$326.8	$333.1	$(57.0)	$258.7
Net cash (used in) investing activities	(669.4)	(675.6)	77.0	(844.2)
Net cash provided by financing activities	580.2	580.2	(20.0)	800.6
Effect of exchange rate changes on cash	35.8	35.8	—	35.8

(Decrease) increase in cash and cash equivalents	273.4	273.5	—	250.9
Cash and cash equivalents at the beginning of the year	172.1	172.2	—	251.1

Cash and cash equivalents at the end of the year	$445.5	$445.7	$—	$502.0

	Year Ended December 31, 2001

		Communications
	NTL	Cable		Entities in	Other
Statement of Cash Flows	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Net cash (used in) provided by operating activities	$(406.7)	$—	$(55.4)	$(462.1)	$3.2
Net cash (used in) investing activities	(1,099.1)	—	(201.3)	(1,300.4)	(4.2)
Net cash provided by financing activities	1,416.1	—	256.6	1,672.7	—
Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) in cash and cash equivalents	(89.7)	—	(0.1)	(89.8)	(1.0)
Cash and cash equivalents at the beginning of the year	168.2	—	0.5	168.7	1.1

Cash and cash equivalents at the end of the year	$78.5	$—	$0.4	$78.9	$0.1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2001

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Cash Flows	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Net cash (used in) provided by operating activities	$786.8	$790.0	$(886.5)	$(558.6)
Net cash (used in) investing activities	(1,695.3)	(1,699.5)	1,141.8	(1,858.1)
Net cash provided by financing activities	834.7	834.7	(255.3)	2,252.1
Effect of exchange rate changes on cash	(7.8)	(7.8)	—	(7.8)

(Decrease) in cash and cash equivalents	(81.6)	(82.6)	—	(172.4)
Cash and cash equivalents at the beginning of the year	253.7	254.8	—	423.5

Cash and cash equivalents at the end of the year	$172.1	$172.2	$—	$251.1

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2000

		Communications
	NTL	Cable		Entities in	Other
Statement of Cash Flows	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Net cash (used in) provided by operating activities	$(301.7)	$—	$(88.1)	$(389.8)	$3.8
Net cash (used in) investing activities	(5,940.8)	—	(103.1)	(6,043.9)	(3.2)
Net cash provided by financing activities	5,707.3	—	7.0	5,714.3	—
Effect of exchange rate changes on cash	—	—	(12.2)	(12.2)	—

(Decrease) increase in cash and cash equivalents	(535.2)	—	(196.4)	(731.6)	0.6
Cash and cash equivalents at the beginning of the year	703.4	—	196.9	900.3	0.5

Cash and cash equivalents at the end of the year	$168.2	$—	$0.5	$168.7	$1.1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2000

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Cash Flows	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Net cash (used in) provided by operating activities	$1,006.6	$1,010.4	$(789.6)	$(169.0)
Net cash (used in) investing activities	(5,191.3)	(5,194.5)	1,731.7	(9,506.7)
Net cash provided by financing activities	4,278.4	4,278.4	(942.1)	9,050.6
Effect of exchange rate changes on cash	(13.4)	(13.4)	—	(25.6)

(Decrease) increase in cash and cash equivalents	80.3	80.9	—	(650.7)
Cash and cash equivalents at the beginning of the year	173.4	173.9	—	1,074.2

Cash and cash equivalents at the end of the year	$253.7	$254.8	$—	$423.5

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22.   Industry Segments

The Company has four reportable segments: Broadcast Services, Consumer Services, Business Services and Shared Services. The Broadcast Services segment operates in the United Kingdom and includes digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services. Consumer Services include telephony, cable television, Internet access and interactive services in regional franchise areas in the United Kingdom and Ireland. The Business Services segment operates in the United Kingdom and includes telephony, national and international wholesale carrier telecommunications, and radio communications services to the emergency services community. Shared Services principally include network and information technology management, finance, human resources and facilities management. Shared Services also includes assets and related depreciation and amortization that are not allocated to another segment.

The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company’s management evaluates segment performance based on various financial and non-financial measurements. The Company’s primary measure of profit or loss is Operating EBITDA. The results of operations data utilized in financial measurements are revenues and Operating EBITDA, which is earnings before interest, taxes, depreciation, amortization, asset impairments, non-cash compensation, other charges, corporate expenses, share of (losses) from equity investments, other (losses), foreign currency transaction (losses) gains and recapitalization items, net. Certain selling, general and administrative expenses are allocated to segments based on revenues. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that are managed separately and offer different services.

The Company’s primary measure of profit or loss for each reportable segment is Operating EBITDA as defined above. The Company considers Operating EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. Operating EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization, asset impairments, non-cash compensation and share of (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from Operating EBITDA rather than allocate these costs and expenses to multiple reportable segments. Other charges, corporate expenses, and foreign currency transactions are not directly related to a single segment. Operating EBITDA should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22.   Industry Segments (continued)

	Broadcast	Consumer	Business	Shared	Total

	(in millions)
Year ended December 31, 2002
Revenues	$310.9	$2,074.1	$880.1	$—	$3,265.1
Depreciation and amortization	73.0	1,025.3	416.6	26.7	1,541.6
Operating EBITDA (1)	165.5	839.3	332.1	(344.1)	992.8
Expenditures for long-lived assets	64.2	485.3	141.4	185.0	875.9
Total assets (2)	527.3	7,993.4	3,367.3	1,153.4	13,041.4
Year ended December 31, 2001
Revenues	$283.6	$2,069.2	$836.8	$—	$3,189.6
Depreciation and amortization	76.0	1,840.5	587.9	35.9	2,540.3
Operating EBITDA (1)	143.9	738.7	335.2	(565.7)	652.1
Expenditures for long-lived assets	131.8	1,151.3	321.5	43.8	1,648.4
Total assets (3)	792.5	8,012.3	3,287.0	938.6	13,030.4
Year ended December 31, 2000
Revenues	$263.8	$1,518.2	$702.2	$—	$2,484.2
Depreciation and amortization	53.2	1,443.6	184.2	19.7	1,700.7
Operating EBITDA (1)	130.3	410.8	232.4	(481.6)	291.9
Expenditures for long-lived assets	70.0	1,088.5	724.6	276.1	2,159.2
Total assets (4)	804.8	17,910.7	3,746.0	685.0	23,146.5

(1)	Represents earnings before interest, taxes, depreciation, amortization, asset impairments, non-cash compensation, other charges, corporate expenses, share of (losses) from equity investments, other (losses), foreign currency transaction (losses) gains and recapitalization items, net.

(2)	At December 31, 2002, shared assets included $458.2 million of cash, cash equivalents and marketable securities and $695.2 million of other assets.

(3)	At December 31, 2001, shared assets included $189.8 million of cash, cash equivalents and $748.8 million of other assets.

(4)	At December 31, 2000, shared assets included $355.0 million of cash, cash equivalents and marketable securities and $330.0 million of other assets.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22.   Industry Segments (continued)

The reconciliation of segment combined Operating EBITDA to (loss) before income taxes is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Segment combined Operating EBITDA	$992.8	$652.1	$291.9
(Add) Deduct:
Asset impairments	445.1	8,160.6	—
Non-cash compensation	—	30.6	—
Other charges	389.2	297.9	92.7
Corporate expenses	18.7	24.3	23.7
Depreciation	1,477.9	1,361.4	874.4
Amortization	63.7	1,178.9	826.3
Interest income and other, net	(21.0)	(28.8)	(25.8)
Interest income – NTL Europe, Inc.	(8.8)	(5.8)	—
Interest expense	762.5	1,240.8	886.3
Interest expense – NTL Europe, Inc.	17.7	—	—
Shares of losses from equity investments	3.4	23.2	24.2
Other losses	—	88.5	—
Foreign currency transactions losses (gains)	94.1	(0.6)	58.1
Recapitalization items, net	151.8	—	—

	3,394.3	12,371.0	2,759.9

(Loss) before income taxes	$(2,401.5)	$(11,718.9)	$(2,468.0)

Geographic Information

	United	United
	States	Kingdom	Ireland	Total
	(in millions)
2002
Revenues	$—	$3,175.1	$90.0	$3,265.1
Long-lived assets	163.6	11,569.2	137.9	11,870.7
2001
Revenues	$—	$3,127.3	$62.3	$3,189.6
Long-lived assets	151.3	11,703.5	162.6	12,017.4
2000
Revenues	$—	$2,423.0	$61.2	$2,484.2
Long-lived assets	1.6	21,658.5	155.4	21,815.5

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
(in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$36.2	$78.5
Marketable securities	5.2	—
Other	6.0	11.5

Total current assets	47.4	90.0
Office improvements and equipment, net of accumulated depreciation of $2.2 (2002) and $1.7 (2001)	0.8	1.3
Investments in and loans to affiliates, net	3,413.9	4,462.6
Deferred financing costs, net of accumulated amortization of $102.0 (2002) and $75.9 (2001)	127.9	154.1
Note receivable from NTL Europe, Inc.	—	150.0

Total assets	$3,590.0	$4,858.0

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities	$245.8	$8,037.0
Long-term debt	—	—
Liabilities subject to compromise	8,520.3	—
Shareholder’s (deficiency):
Common stock	—	—
Additional paid-in capital	14,045.5	13,917.7
Accumulated other comprehensive (loss)	(653.6)	(904.5)
(Deficit)	(18,568.0)	(16,192.2)

	(5,176.1)	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$3,590.0	$4,858.0

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Condensed Statements of Operations
(in millions)

	Year Ended December 31,

	2002	2001	2000

Cost and expenses
Corporate expenses	$37.9	$24.3	$23.7
General and administrative expenses	—	3.2	5.9
Non-cash compensation	—	30.6	—
Other charges	154.8	—	—
Depreciation	0.5	0.5	0.5
Amortization	26.2	24.5	19.2

Operating (loss)	(219.4)	(83.1)	(49.3)
Other income (expense)
Interest income and other, net	0.3	13.6	14.5
Interest income – NTL Europe, Inc.	8.0	5.8	—
Interest expense (contractual interest of $831.3 (2002))	(280.3)	(762.8)	(599.4)
Foreign currency transaction (losses) gains	(282.0)	58.2	67.8

(Loss) before recapitalization items, income taxes and equity in net (loss) of subsidiaries	(773.4)	(768.3)	(566.4)
Recapitalization items, net	(86.7)	—	—

(Loss) before income taxes and equity in net (loss) of subsidiaries	(860.1)	(768.3)	(566.4)
Income tax benefit (expense)	1.2	(1.2)	—

(Loss) before equity in net (loss) of subsidiaries	(858.9)	(769.5)	(566.4)
Equity in net (loss) of subsidiaries	(1,516.9)	(11,067.5)	(1,821.7)

Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2002	2001	2000

Net cash provided by (used in) operating activities	$52.9	$(406.7)	$(301.7)
Investing activities
Purchase of office improvements and equipment	—	(0.1)	(0.5)
Purchase of marketable securities	(10.8)	(9.9)	—
Proceeds from sales of marketable securities	5.6	10.0	5.0
Investments in and loans to affiliates	(93.9)	(949.1)	(5,944.2)
Increase in other assets	—	—	(1.1)
Loan to NTL Incorporated	—	(150.0)	—

Net cash (used in) investing activities	(99.1)	(1,099.1)	(5,940.8)
Financing activities
Distribution to NTL (Delaware), Inc.	—	(10.6)	—
Contributions from NTL (Delaware), Inc	3.9	40.8	5,227.2
Proceeds from borrowings, net of financing costs	—	1,385.9	476.3
Principal payments	—	—	(73.7)
Cash released from escrow for debt repayment	—	—	77.5

Net cash provided by financing activities	3.9	1,416.1	5,707.3

(Decrease) in cash and cash equivalents	(42.3)	(89.7)	(535.2)
Cash and cash equivalents at beginning of year	78.5	168.2	703.4

Cash and cash equivalents at end of year	$36.2	$78.5	$168.2

Supplemental disclosure of cash flow information
Cash paid for interest	$96.4	$424.3	$240.2
Income taxes paid	—	—	0.4
Supplemental schedule of non-cash financing activities
Conversion of notes, net of unamortized deferred financing costs	$—	$109.5	$—
Contribution from NTL (Delaware), Inc	123.9	110.2	—

See accompanying notes.

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements

1.  Corporate Restructuring

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), (the “Company”) NTL Europe, Inc. (then known as NTL Incorporated) and certain of the Company’s and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the US Bankruptcy Code. The Company’s operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time the Company emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and the Company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, the Company was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company’s former ultimate parent company (NTL Europe) and certain of its subsidiaries, including the Company, were cancelled, and the Company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company’s former ultimate parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company’s former ultimate parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holding Limited and NTL (Triangle) LLC were not canceled and remain outstanding.

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

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements

3.   Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Accounts payable	$0.6
Interest payable	243.2
Payable to NTL (Delaware), Inc.	25.2
Accrued expenses	1.0
Long-term debt
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	277.8
11 1/2% Senior Deferred Coupon Notes	1,050.0
10% Senior Notes	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	439.2
9 3/4% Senior Deferred Coupon Notes	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	441.6
11 1/2% Senior Notes	625.0
12 3/8% Senior Deferred Coupon Notes	380.6
7% Convertible Subordinated Notes	489.8
9 1/4% Senior Euro Notes	262.1
9 7/8% Senior Euro Notes	367.0
11 1/2% Senior Deferred Coupon Euro Notes	166.1
11 7/8% Senior Notes, less unamortized discount	491.7
12 3/8% Senior Euro Notes, plus unamortized premium	315.3
6 3/4% Convertible Senior Notes	1,150.0

Total	$8,520.3

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of the Company were canceled.

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements

4.   Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

			December 31,

			2002	2001

			(in millions)
12- 3/4% Senior Deferred Coupon Notes	(a	)	$—	$277.8
11- 1/2% Senior Deferred Coupon Notes	(b	)	—	1,050.0
10% Senior Notes	(c	)	—	400.0
9- 1/2% Senior Sterling Notes, less unamortized discount	(d	)	—	181.4
10- 3/4% Senior Deferred Coupon Sterling Notes	(e	)	—	382.3
9- 3/4% Senior Deferred Coupon Notes	(f	)	—	1,153.8
9- 3/4% Senior Deferred Coupon Sterling Notes	(g	)	—	385.9
11- 1/2% Senior Notes	(h	)	—	625.0
12- 3/8% Senior Deferred Coupon Notes	(i	)	—	364.9
7% Convertible Subordinated Notes	(j	)	—	489.8
9- 1/4% Senior Euro Notes	(k	)	—	222.5
9- 7/8% Senior Euro Notes	(l	)	—	311.5
11- 1/2% Senior Deferred Coupon Euro Notes	(m	)	—	135.6
11- 7/8% Senior Notes, less unamortized discount	(n	)	—	490.7
12- 3/8% Senior Euro Notes, plus unamortized premium	(o	)	—	267.8
6-3/4% Convertible Senior Notes	(p	)	—	1,150.0

			—	7,889.0
			—	7,889.0

			$—	$—

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements (continued)

Outstanding Public Notes

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were canceled.

(a)	12-3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from on October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($201.2 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($482.9 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(g)	9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($531.1 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11-1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12-3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001 (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9- 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($262.1 million), interest payable semiannually from May 15, 2000;

(l)	9-7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($367.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements (continued)

(m)	11-1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($220.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004 and;

(n)	11-7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(o)	12-3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($314.6 million), interest payable semiannually from August 1, 2001;

(p)	6-3/4% Convertible Senior Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 20, 2004 (there are approximately 35.1 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

During 2002, 2001 and 2000, the Company recognized $96.7 million, $243.5 million and $334.3 million, respectively, of original issue discount as interest expense.

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes are due on January 1, 2010. The Exit Notes are redeemable at the Company’s option after January 10, 2003. Interest on the Exit Notes is payable in cash semiannually from July 1, 2003, with respect to the interest payment due on July 1, 2003, the Company may elect to pay any portion of the interest in cash or by issuance of additional “pay-in-kind” notes. With respect to the interest payments due on January 1, 2004 and July 1, 2004, the Company may make a similar election based on our Available Cash, as defined.

The purchasers of the Company’s Exit Notes are entitled to registration rights with respect to such notes pursuant to the Exchange and Registration Rights Agreement. Under the Exchange and Registration Rights Agreement, the Company agreed, among other things, to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Exit Notes for new notes registered under the Securities Act with terms substantially identical to those of the unregistered notes. If the Company fails to file such registration statement with the Securities and Exchange Commission on or before April 15, 2003 or if certain other registration default events described in the Exchange and Registration Rights Agreement occur, then the Company will be required to pay special interest to each holder of the Exit Notes, pursuant to provisions of the Exchange and Registration Rights Agreement, during the period of one or more of such registration default events. The Company would pay such special interest at a rate of 0.5% per annum, which increases to 1.0% per annum after the first 120-day period following the occurrence of the first such registration default. In addition, the Company’s failure to register the notes in compliance with the Exchange and Registration Rights Agreement would result in an event of default under the Indenture governing the Exit Notes.

Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$—
2004	—
2005	—
2006	—
2007	—
Thereafter	558.2

Total debt repayments	558.2
Less: current portion	—

$558.2

5.   Leases

Leases for office space end in 2004. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $1.4 million, $1.8 million and $2.0 million, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2002 are (in millions): $1.1 (2003) and $0.7 (2004).

6.     Other

On the Effective Date, the Company loaned Communications Cable Funding Corp., (a wholly-owned subsidiary), $160.6 million for the repayment of debt to NTL Delaware, Inc. The loan is payable on demand. Interest is payable on demand at a rate of 5.28516% per annum and will be increased to 15% per annum.

In addition, on the Effective Date, the Company acquired the public debt of Diamond Cable Communications Limited aggregating $1,373.1 million (including interest of $136.5 million).

On February 4, 2003, the Company released Diamond Cable Communications Limited from its obligations under these notes.

On September 28, 2001, the Company loaned NTL Europe, Inc. $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per year beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

No cash dividends were paid to the registrant by subsidiaries for the years ended December 31, 2002, 2001 and 2000.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Schedule II - Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged
	Balance at	Charged	to
	Beginning	to	Other			Balance
	of	Costs and	Accounts	(Deductions)/Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$126.1	$55.2	$—	$(88.6	)(a)	$92.7

Year ended December 31, 2001
Allowance for doubtful accounts	$135.2	$58.3	$—	$(67.4	)(b)	$126.1

Year ended December 31, 2000
Allowance for doubtful accounts	$84.9	$98.5	$—	$(48.2	)(c))	$135.2

(a)	Uncollectible accounts written-off, net of recoveries of $99.5 million, offset by $10.9 million foreign currency exchange translation adjustments.

(b)	Uncollectible accounts written-off, net of recoveries of $63.5 million and $3.9 million foreign currency translation adjustments.

(c)	Uncollectible accounts written-off, net of recoveries of $91.6 million and $5.7 million foreign currency exchange translation adjustments, offset by $49.1 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.