Form 10-K/A
period 2002-12-31
NTL INC
filed 2003-04-15
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

The following items were the subject of a Form 12b-25 and are included herein: the certifications required by section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act.

Form 10-K/A

Amendment No. 1

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

     In reliance on Rule 12b-21 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K/A does not include in Item 15 the financial statements and related notes and financial statement schedules of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001, and for the three years ended December 31, 2002 required by Rule 3-10 of Regulation S-X.

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

IMPORTANT EXPLANATORY NOTE REGARDING THE OMISSION FROM THIS REPORT PURSUANT TO RULE 12b-21 OF CERTAIN FINANCIAL STATEMENTS REQUIRED BY RULE 3-10 OF REGULATION S-X

Pursuant to Rule 12b-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are omitting certain information within the control of persons unaffiliated with the registrant from this Amendment No. 1 to Form 10-K for the year ended December 31, 2002 which is intended to be filed by amendment when such information is provided to the registrant.

During the period ended December 31, 2002, we had outstanding two series of registered convertible notes, our 7% Convertible Subordinated Notes due 2008 (the “7% Notes”) and our 6-3/4% Convertible Senior Notes due 2008 (the “6-3/4% Notes” and, together with the 7% Notes, the “Convertible Notes”). The Convertible Notes were cancelled under our joint plan of reorganization (the “Plan”), which was consummated on January 10, 2003, and are thus no longer outstanding. The 7% Notes were co-obligations of NTL Europe, Inc. and NTL (Delaware), Inc. and the 6-3/4% Notes were co-obligations of NTL Europe, Inc. NTL (Delaware), Inc. is a wholly owned subsidiary of NTL (Europe), Inc. and is not a subsidiary of ours.

Because the Convertible Notes were outstanding as of December 31, 2002, Rule 3-10 of Regulation S-X requires our Annual Report on Form 10-K for the year ended December 31, 2002 to include consolidated balance sheets for each of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001 and consolidated statements of operations and cash flows of each of NTL Europe, Inc. and NTL (Delaware), Inc. for the years ended December 31, 2002, 2001 and 2000 and the related notes and financial statement schedules (collectively, the “Co-obligor Financial Statements”).

Since the consummation of the Plan, we are no longer affiliated with NTL Europe, Inc. or NTL (Delaware), Inc. As a consequence, we must rely on these two unaffiliated companies to cooperate in the preparation, audit and filing of the Co-obligor Financial Statements for this Form 10-K/A. We have formally requested such cooperation from NTL Europe, Inc. and NTL (Delaware), Inc. and that they make such information available to us to include in this Form 10-K/A, including by asserting our rights under a Transitional Services Agreement that we entered into with NTL Europe, Inc. when the Plan was consummated. Although those companies have informed us that they intend to cooperate in the provision of the Co-obligor Financial Statements and intend to provide us with this information as soon as is practicable, they informed us that they would be unable to provide the relevant information in time to enable us to include the Co-obligor Financial Statements in this Form 10-K/A. In addition, NTL Europe, Inc., is independently required to file the Co-obligor Financials with the Commission as part of its Annual Report on Form 10-K for the year ended December 31, 2002. On March 31, 2003, NTL Europe, Inc. filed a Form 12b-25 with the Commission in which it stated that it could not file its Form 10-K for the year ended December 31, 2002 within the prescribed period without unreasonable effort and expense. As of the filing of this Form 10-K/A, NTL Europe, Inc. has not filed its Form 10-K for the year ended December 31, 2002.

As a result, because the Co-obligor Financial Statements are within the control of an unaffiliated party and such party has not provided that information to us as requested, it has not been possible without unreasonable effort or expense for us to include the Co-obligor Financial Statements in this Form 10-K/A. Accordingly, that information has been omitted from this filing in accordance with Rule 12b-21 of the Exchange Act. Upon our obtaining the necessary information from NTL Europe, Inc. and NTL (Delaware), Inc. to enable us to file the Co-obligor Financial Statements, we will file an amendment to this Form 10-K/A to include such financial statements.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K/A, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K/A beginning on page 47, as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

     In this Report on Form 10-K/A, references to “(pound sterling)” “pounds sterling,” “(pound)” or “pence” are to the lawful currency of the UK, references to “(euro)” or “Euro” are to the lawful currency of the European Monetary Union and references to “U.S. dollars,” “dollars” or “$” are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K/A contains translations of some foreign currency amounts into U.S. dollars and some U.S. dollar amounts into foreign currencies. You should not construe these translations as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.6095 per (pound) 1.00 and $1.0485 per (euro) 1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”) on December 31, 2002. On March 27, 2003, the Noon Buying Rate was $1.5676 per (pound) 1.00 and $1.0708 per (euro) 1.00.

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

     The purchasers of our Exit Notes are entitled to registration rights with respect to such notes pursuant to the Exchange and Registration Rights Agreement, which is an exhibit to this annual report. Under the Exchange and Registration Rights Agreement, we agreed, among other things, to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Exit Notes for new notes registered under the Securities Act with terms substantially identical to those of the unregistered notes. If we fail to file such registration statement with the Securities and Exchange Commission on or before April 15, 2003 or if certain other registration default events described in the Exchange and Registration Rights Agreement occur, then we will be required to pay special interest to each holder of the Exit Notes, pursuant to provisions of the Exchange and Registration Rights Agreement, during the period of one or more of such registration default events. We would pay such special interest at a rate of 0.5% per annum, which will increase to 1.0% per annum after the first 120-day period following the occurrence of the first such registration default. In addition, some defaults under the Exchange and Registration Rights Agreement could result in an event of default under the Indenture governing the Exit Notes.

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

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements — See list of Financial Statements on page F-1.

(2) Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

(3) Exhibits — See Exhibit Index on page 57.

(b)	During the fourth quarter of 2002, the Company filed the following Current Reports on Form 8-K: Form 8-K dated November 7, 2002 (filed November 7, 2002) under Item 9. reporting the resignation of the Managing Director and Chief Operating Officer of NTL’s UK and Ireland businesses; Form 8-K dated December 2, 2002 (filed December 2, 2002) under Item 9. reporting that the Company expected to reach agreement in principle on the final terms of the arrangements necessary for the Company to consummate the Plan with the providers of the exit facility and the bank steering committee; and Form 8-K dated December 24, 2002 (filed December 30, 2002) under Item 9. reporting the filing in the UK of a Fourth Supplementary Prospectus in accordance with UK Public Offers of Securities Regulations 1995.

(c)	Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2000, by and among NTL Incorporated (now NTL Europe, Inc.), NTL Holdings Incorporated (now NTL (Delaware), Inc.) and Holdings Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-3/A filed by NTL (Delaware), Inc. and NTL Incorporated on July 14, 2000, File No. 333-36434)

2.2	Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3/A filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)

2.3	Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, by and among NTL Incorporated, NTL (Bermuda) Limited, and Comcast UK Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)

2.4	Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among NTL Incorporated, NTL(Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex B to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)

2.5	Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)

2.6	Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)

2.7	Transaction Agreement, dated as of July 26, 1999, by and among, Bell Atlantic Corporation, Cable and Wireless PLC, Cable, Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)

2.8	Second Amended Joint Plan of Reorganization of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as confirmed on September 5, 2002 and subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

3.1	Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

3.2	Amended and Restated By-Laws of NTL Incorporated (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.1	Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the other parties listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.2	Exchange and Registration Rights Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.3	Indenture, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.4	Indenture, dated as of November 11, 1995, by and between Comcast UK Cable Partners Limited (now NTL (Triangle) LLC) and Bank of Montreal Trust Company as Trustee with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Comcast UK Cable Partners Limited on November 5, 1995, File No. 33-96932)

4.5	First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL (Triangle) LLC) and Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL (Triangle) LLC on November 4, 1998, File No. 000-24792)

4.6	Indenture, dated as of February 6, 1998, by and among Diamond Holdings Limited, Diamond Cable Communications Limited, and The Bank of New York as Trustee, with respect to the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on March 20, 1998, File No. 333-48413)

4.7	Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.8	Stockholder Rights Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.1	Purchase Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.2	£2,500,000,000 Credit Agreement originally dated May 30, 2000, and made among, NTL Communications Limited; NTL Business Limited (which novated its rights and obligations to NTL Investment Holdings Limited); NTL Communications Corp.; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Limited; J.P. Morgan Europe Limited (formerly known as Chase Manhattan International Limited) and the lenders party thereto (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.3	£1,300,000,000 Credit Agreement originally dated May 30, 2000, and made among, NTL Communications Corp.; NTL (UK) Group, Inc.; NTL Communications Ltd; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Ltd and Chase Manhattan International Ltd (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.4	Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.5	Transitional Services Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.6	De-Merger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.7	Novation Agreement, dated January 9, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.8	Form of 2003 Stock Option Plan of NTL Incorporated (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

10.9	Framework Agreement For The Provision Of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.10	Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.11	Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Barclay Knapp (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

10.12	Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Richard J. Lubasch (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

10.13	Form of Director and Officer Indemnity Agreement and a schedule of persons to whom the agreement has been provided (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

12	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to the Form 10-K filed by NTL Incorporated on March 31, 2003, File No. 000-22616)

21	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2003

NTL INCORPORATED

By:	/s/ Barclay Knapp

Barclay Knapp
Chief Executive Officer, President and Director

CERTIFICATIONS

I, Barclay Knapp, certify that:

1.	I have reviewed this amendment No. 1 to the annual report on Form 10-K/A of NTL Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Barclay Knapp

Barclay Knapp Chief Executive Officer, President and Director

I, Bret Richter, certify that:

1.	I have reviewed this amendment No. 1 to the annual report on Form 10-K/A of NTL Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Bret Richter

Bret Richter Senior Vice President – Finance and Acting Chief Financial Officer

Form 10-K/A-Item 15(a)(1) and (2)

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