Form 10-K/A
period 2002-12-31
NTL INC
filed 2003-04-29
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. X

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    No   X

     In reliance on Rule 12b-21 of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Annual Report on Form 10-K/A does not include in Item 15 the financial statements and related notes and financial statement schedules of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001, and for the three years ended December 31, 2002 required by Rule 3-10 of Regulation S-X.

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

     NONE

IMPORTANT EXPLANATORY NOTE REGARDING THE OMISSION FROM THIS REPORT PURSUANT TO RULE 12b-21 OF CERTAIN FINANCIAL STATEMENTS REQUIRED BY RULE 3-10 OF REGULATION S-X

Pursuant to Rule 12b-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are omitting certain information within the control of persons unaffiliated with the registrant from this Amendment No. 2 to Form 10-K for the year ended December 31, 2002 which is intended to be filed by amendment when such information is provided to the registrant.

During the period ended December 31, 2002, we had outstanding two series of registered convertible notes, our 7% Convertible Subordinated Notes due 2008 (the “7% Notes”) and our 6-3/4% Convertible Senior Notes due 2008 (the “6-3/4% Notes” and, together with the 7% Notes, the “Convertible Notes”). The Convertible Notes were cancelled under our joint plan of reorganization (the “Plan”), which was consummated on January 10, 2003, and are thus no longer outstanding. The 7% Notes were co-obligations of NTL Europe, Inc. and NTL (Delaware), Inc. and the 6-3/4% Notes were co-obligations of NTL Europe, Inc. NTL (Delaware), Inc. is a wholly-owned subsidiary of NTL (Europe), Inc. and is not a subsidiary of ours.

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

Since the consummation of the Plan, we are no longer affiliated with NTL Europe, Inc. or NTL (Delaware), Inc. As a consequence, we must rely on these two unaffiliated companies to cooperate in the preparation, audit and filing of the Co-obligor Financial Statements for this Form 10-K/A. We have formally requested such cooperation from NTL Europe, Inc. and NTL (Delaware), Inc. and that they make such information available to us to include in our Form 10-K for the year ended December 31, 2002, including by asserting our rights under a Transitional Services Agreement that we entered into with NTL Europe, Inc. when the Plan was consummated. Although those companies have informed us that they intend to cooperate in the provision of the Co-obligor Financial Statements and intend to provide us with this information as soon as is practicable, they informed us that they would be unable to provide the relevant information in time to enable us to include the Co-obligor Financial Statements in this Form 10-K/A. In addition, NTL Europe, Inc., is independently required to file the Co-obligor Financials with the Commission as part of its Annual Report on Form 10-K for the year ended December 31, 2002. On March 31, 2003, NTL Europe, Inc. filed a Form 12b-25 with the Commission in which it stated that it could not file its Form 10-K for the year ended December 31, 2002 within the prescribed period without unreasonable effort and expense. As of the filing of this Form 10-K/A, NTL Europe, Inc. has not filed its Form 10-K for the year ended December 31, 2002.

As a result, because the Co-obligor Financial Statements are within the control of an unaffiliated party and such party has not provided that information to us as requested, it has not been possible without unreasonable effort or expense for us to include the Co-obligor Financial Statements in this Form 10-K/A. Accordingly, that information has been omitted from this filing in accordance with Rule 12b-21 of the Exchange Act. Upon our obtaining the necessary information from NTL Europe, Inc. and NTL (Delaware), Inc. to enable us to file the Co-obligor Financial Statements, we will file an amendment to our Form 10-K for the year ended December 31, 2002 to include such financial statements.

Explanatory Note

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2002, which was filed on March 31, 2002 (the “Form 10-K”) to include Items 10, 11, 12 and 13, which we previously indicated we would incorporate by reference to our definitive proxy statement for our 2003 annual meeting of stockholders.

In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial officer are providing Rule 13a-14 certifications in connection with this Form 10-K/A. Except as described above, no other changes have been made to the Form 10-K.

PART I		*
Item 1.	Business	*
Item 2.	Properties	*
Item 3.	Legal Proceedings	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
PART II		*
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	*
Item 6.	Selected Financial Data	*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	*
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 8.	Financial Statements and Supplementary Data	*
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	*
PART III		2
Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions	17
SIGNATURE		21
CERTIFICATIONS		22

* Previously filed

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K/A, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2002, as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table provides information about our directors and executive officers:

Name	Age	Position

James F. Mooney	48	Non-Executive Chairman
Barclay Knapp	46	Director, President and Chief Executive Officer
Jeffrey D. Benjamin	41	Director
David Elstein	58	Director
William R. Huff	53	Director
James F. Mooney	48	Non-Executive Chairman
George R. Zoffinger	54	Director
Lauren Hochman Blair	40	Vice President – Deputy General Counsel
Simon P. Duffy	53	Chief Operating Officer
Gregg N. Gorelick	44	Vice President – Controller
Howard S. Kalika*	45	Vice President – Group Finance Director – Corporate Finance and Development
Richard J. Lubasch	56	Executive Vice President, General Counsel and Secretary
Richard H. Martin, Jr.**	42	Vice President – Group Treasurer
Bret Richter	33	Senior Vice President – Finance and Acting Chief Financial Officer
Scott E. Schubert***	49	Chief Financial Officer

*	Mr. Kalika is expected to take office as our Vice President – Group Finance Director – Corporate Finance and Development in the near future.

**	Mr. Martin is expected to take office as our Vice President – Group Treasurer in the near future.

***	Mr. Schubert has been recruited to be our Chief Financial Officer. His appointment as our Chief Financial Officer has been ratified by our Board of Directors and is expected to become effective in the near future.

     Our charter provides for a classified Board of Directors consisting of three classes as nearly equal in number as possible with the directors in each class serving staggered three-year terms. The term of the initial Class I Directors which are comprised of Mr. Bolin and Mr. Knapp, shall terminate on the date of our 2003 annual meeting of stockholders; the term of the initial Class II Directors which are comprised of Mr. Benjamin and Mr. Elstein shall terminate on the date of our 2004 annual meeting of stockholders; and the term of the initial Class III Directors which are comprised of Mr. Mooney, Mr. Huff and Mr. Zoffinger shall terminate on the date of our 2005 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. The following is a brief description of the present and past business experience of each of the persons who serve as our directors (including the Chairman of the Board of Directors, who is not an executive officer of the Company) and executive officers.

Directors

Jeffrey D. Benjamin

     Mr. Benjamin became a director of the Company on January 10, 2003. He is currently a Senior Advisor to Apollo Management, LP, and has held that position since September 2002. From May 1998 to September 2002, Mr. Benjamin was employed by Libra Securities LLC and its predecessors in various positions, including co-CEO. Prior to his affiliation with Libra Securities LLC, he was a Managing Director at UBS Securities LLC. Mr. Benjamin currently serves on the boards of directors of Exco

Resources, Inc (EXCO), an independent oil and gas company, Chiquita Brands International, Inc. (CQB), McLeod USA (MCLD) and Dade Behring Holdings Inc. (DBEH).

James E. Bolin

     Mr. Bolin became a director of the Company on January 10, 2003. He is currently a Managing Director of Citadel Investment Group. Prior to joining Citadel, he was a General Partner of Appaloosa Management, L.P. Prior to his employment with Appaloosa, Mr. Bolin was a Vice President at Goldman Sachs & Co and formerly with Smith Barney, Harris Upham. He is currently a director of Inamed Corporation, a global medical device company and Kindred Healthcare, a leading nursing home operator.

David Elstein

     Mr. Elstein became a director of the Company on January 10, 2003. He owns Brook Productions Ltd., a television consulting and production company, and is currently the chairman of the following organizations: the British Screen Advisory Council, the National Film and Television School Foundation and Really Useful Theatres Ltd. He is also currently a non-executive director of Sport and Leisure plc and a non-executive director and Vice-Chairman of Kingsbridge Capital Ltd. He has been a visiting professor of Broadcasting at Oxford, Westminster, and Stirling Universities. Mr. Elstein was formerly CEO of Channel 5 Broadcasting in Britain and Head of Programming at BSkyB as well as Director of Programs of Thames Television.

Barclay Knapp

     Barclay Knapp is President, CEO and a director of the Company and has held these positions since its formation with the exception that Mr. Knapp was Chief Operating Officer until October 1996 when he was appointed Chief Executive Officer. Mr. Knapp co-founded NTL in 1993 with George Blumenthal. Prior to NTL, Mr. Knapp was a co-founder of Cellular Communications, Inc. (CCI) in 1982, serving first as CFO and then later as President and COO. CCI was a pioneering US cellular telephone company that grew to become one of the industry’s leading players at the time of its sale to Airtouch in 1996 for $2.5 billion. In addition, CCI was the parent, and Mr. Knapp was COO, of Cellular Communications of Puerto Rico (CCPR) and Cellular Communications International (CCII) – the latter a founding partner of Omnitel in Italy. These companies were spun off from CCI in 1991 and ultimately sold to SBC (1999) and Mannesman (1998), respectively. Mr. Knapp is currently Chairman of ATX Communications, the successor to CoreComm, a US-based CLEC which also had its roots in the CCI companies and NTL.

William R. Huff

     Mr. Huff became a director of the Company on January 10, 2003 and served as Interim Chairman of the Board of Directors until March 12, 2003, when Mr. Mooney joined our Board of Directors and became Non-Executive Chairman. Mr. Huff is Principal and President of W.R. Huff Asset Management Co., L.L.C., an investment adviser and a large independent manager in the high yield market and private equity boutique. He founded W.R. Huff Asset Management Co., L.L.C. in 1984.

James F. Mooney

     Mr. Mooney became Non-Executive Chairman of the Company on March 12, 2003. Mr. Mooney was most recently the Executive Vice President and Chief Operating Officer of Nextel Communications Inc. Prior to joining Nextel, Mr. Mooney was the CEO/COO of Tradeout Inc., an asset management firm owned jointly by General Electric Capital, Ebay Inc and Benchmark Capital. Before his position with Tradeout, Mr. Mooney was the Chief Operating Officer at Baan Company, a business management software provider that had dual headquarters in Amsterdam and Virginia. From 1980-1999, Mr. Mooney held a number of positions with IBM Corporation, including his last position as Chief Financial Officer of the Americas.

George R. Zoffinger

     Mr. Zoffinger became a director of NTL Incorporated on January 10, 2003. He is the President and CEO of the New Jersey Sports and Exposition Authority. He previously served as President and CEO of Constellation Capital Corporation and as President and CEO of Value Property Trust, a publicly owned real estate investment trust. Mr. Zoffinger also served as Chairman of CoreStates New Jersey National Bank and as President and CEO of Constellation Bancorp. Further, Mr. Zoffinger was the Commissioner of Commerce and Economic Development for the State of New Jersey in 1990. Mr. Zoffinger is currently a director of New Jersey Resources Inc., Admiralty Bancorp and Commercial Federal Bancorp.

Executive Officers Other Than Directors

Lauren Hochman Blair

     Lauren Hochman Blair is the Company’s Vice President – Deputy General Counsel. Ms. Blair has been with the Company since its formation in 1993, serving as the Company’s Senior Assistant General Counsel. She also served in this capacity at CCI, CCPR and CCII until such companies were sold in 1996, 1999 and 1999, respectively.

Simon P. Duffy

     Simon P. Duffy is the Company’s Chief Operating Officer and has held this position since April 1, 2003. Prior to joining the Company, Mr. Duffy was CFO of Orange SA. Prior to Orange, Mr. Duffy was Chief Executive Officer of Denmark-based wireless data company End2End. He joined End2End in 2001 from Internet service provider World Online International NV. At World Online, Mr. Duffy served as CEO & Deputy Chairman and led the initial public offering of the company and subsequent sale to Tiscali SPA. Prior to his tenure at World Online, Mr. Duffy spent eight years at EMI Group plc, first as Group Finance Director of THORN EMI and later, following Group’s demerger, as Deputy Chairman and Group Finance Director of EMI Group. Prior to EMI Group, Mr. Duffy worked at Guinness plc, first as Director of Corporate Finance and subsequently as Operations Director of United Distillers, Guinness’s spirits division.

Gregg N. Gorelick

     Gregg N. Gorelick is the Company’s Vice President – Controller, and has held this position since the Company’s formation. From 1981 to 1986 he was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Gorelick is a certified public accountant and was Vice President – Controller of CCI from 1986 until the sale of CCI. Mr. Gorelick was also Senior Vice President – Controller and Treasurer of ATX Communications, Inc. from 1996 to 2002. He was also Vice President – Controller of CCII prior to its sale in March 1999 and at CCPR prior to its sale in August 1999.

Richard J. Lubasch

     Richard J. Lubasch is the Company’s Executive Vice President – General Counsel and Secretary, and has held those positions since 2002. Prior to that time, he had been the Company’s Senior Vice President – General Counsel and Secretary since its formation. Mr. Lubasch was also Senior Vice President – General Counsel and Secretary of CCPR prior to its sale in August 1999. Mr. Lubasch also held these titles, as well as Treasurer, at CCII prior to its sale in March 1999.

Howard S. Kalika

     Howard S. Kalika is expected to take office as the Company’s Vice President – Group Finance Director – Corporate Finance and Development in the near future. Prior to joining the Company, Mr. Kalika was a Senior Vice President of WilTel Communications Group, where he led corporate finance activities. Prior to joining Williams in September 1999, Mr. Kalika held various senior finance positions with Amoco Corporation and BP Amoco.

Richard H. Martin, Jr.

     Richard H. Martin, Jr. is expected to take office as the Company’s Vice President – Group Treasurer in the near future. Prior to joining the Company, Mr. Martin held various positions with WilTel Communications Group, including Vice President – Treasurer; Vice President – Finance, Emerging Markets; and Assistant Treasurer. Before joining WilTel, Mr. Martin was Regional CFO - Africa of BP plc from June 1999 through April 2000. Prior to BP, Mr. Martin held various positions with Amoco Corporation, including Director, Business Solutions.

Bret Richter

     Bret Richter is the Company’s Senior Vice President – Finance. Mr. Richter joined NTL in September 1994, and prior to his current responsibilities he held various positions in the Company’s Corporate Development group including Vice President – Corporate Finance and Development. Prior to joining NTL, Mr. Richter was a member of the media and telecommunications investment banking group at Salomon Brothers Inc.

Scott E. Schubert

     Mr. Schubert has been recruited to be the Company’s Chief Financial Officer. His appointment as the Company’s Chief Financial Officer has been ratified by the Company’s Board of Director’s and is expected to become effective in the near future. From June 1999 to March 2003, Mr. Schubert was Executive Vice President & Chief Financial Officer of WilTel Communications Group, which delivers voice, data, video and IP services for worldwide telecom carriers, internet service providers and global media and entertainment companies. Prior to joining WilTel, Mr. Schubert held various positions at Amoco Corporation, including International Controller of Exploration & Production and Vice President of Worldwide Financial Services. Following the merger of BP and Amoco in 1998, he was appointed Vice President and Head of BP Amoco’s Global Financial Services.

     On May 8, 2002, NTL Europe (formerly NTL Incorporated) (“NTL Europe”), NTL (Delaware), Inc. (“NTL Delaware”), NTL Incorporated (formerly NTL Communications Corp.), Diamond Cable Communications Corp., Diamond Holdings Limited and Communications Cable Funding Corp. filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Ms. Hochman Blair, Mr. Knapp, Mr. Richter and Mr. Lubasch were a director and/or officer of some or all of these entities at the time of these filings. Pursuant to the Plan, these companies emerged from bankruptcy on January 10, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our directors, executive officers and persons who own more than 10% of a registered class of our equity securities file with the SEC, and with each exchange on which the Common Stock trades, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of ours. Officers, directors and greater than 10% beneficial owners are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2002, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation

Compensation Committee Report on Executive Compensation

Policy

     The Compensation Committee of the Board of Directors has the responsibility for the design and implementation of the Company’s executive compensation program. The Compensation Committee is composed entirely of non-employee directors.

     Our executive compensation program is designed to be closely linked to corporate performance. To this end, we have developed an overall compensation strategy that links compensation directly to the achievement of operational goals. The overall objective of this strategy is to attract and retain the best possible executive talent and to motivate these executives to achieve the goals inherent in our business strategy, thereby seeking to enhance our profitability and value.

     In furtherance of our incentive-oriented compensation goals, historically cash compensation such as annual base salary and bonus has generally been set below levels paid by comparable sized telecommunications companies and was supplemented by equity-based option grants. However, in part due to the significant downturn in the financial markets, the elimination of value associated with stock options generally, as well as the uncertainty and changes relating to our business in this environment, we have increased the level of cash compensation paid to several of our senior executives in order to retain them. In assessing these compensation levels, the Compensation Committee, which is composed of independent directors, recognizes the fact that some executives have participated in the development of our business from its earliest stages, have preserved significant value in an extremely challenging environment, and are very important to retain for the future success of our business.

Base Salary and Bonus

     Compensation for the Company’s executive officers, including the Company’s CEO, for 2002, was determined by the compensation committee of NTL Europe.

Stock Options

     No stock options were granted by the Company in 2002, during which time we were a wholly-owned subsidiary of NTL Europe. All stock options previously granted by NTL Europe were cancelled pursuant to the Plan, effective as of January 10, 2003.

Management Incentive Plan

     The Plan provides that on or after the Effective Date, the compensation committee of our board of directors is authorized to, and will, adopt a management incentive plan. The purpose of the management incentive plan is to provide incentives to certain of our employees and the employees of our subsidiaries, as well as to incentivize their efforts in fostering and promoting our long term growth and performance and to better align such employees’ interests with those of our stockholders. Under the management incentive plan, options to purchase up to 10% of the issued and outstanding shares of our Common Stock as of the Effective Date may be granted from time to time to certain of our employees and the employees of our subsidiaries. Accordingly, on the Effective Date pursuant to the Plan, we reserved 5 million shares of our Common Stock for issuance under the management incentive plan.

     The management incentive plan has not yet been adopted, as the compensation committee of our board of directors has not convened since the Effective Date.

The Compensation Committee

James E. Bolin
Jeffrey D. Benjamin

Compensation Committee Interlocks and Insider Participation

     During 2002 the Company did not have a Compensation Committee as it was a wholly-owned subsidiary of NTL Europe and did not independently establish compensation for the officers of NTL Europe who were also serving as the Company’s officers. The present Compensation Committee members are all independent directors.

Executive Compensation

     The following table discloses compensation received by the Company’s Chief Executive Officer, the Company’s four other most highly paid executive officers who were serving as executive officers at the end of the fiscal year completed December 31, 2002 and another executive officer who would have been among such executive officers had he been serving at the end of the fiscal year.

Summary Compensation Table(1)

	Annual Compensation (2)			Long Term Compensation

				Awards (3)	Payouts

				Securities
				Underlying	All Other
Name and				Options/	Compensation
Principal Position	Year	Salary($)	Bonus($)	SARs(#)	($)(4)

Barclay Knapp	2002	369,763	408,100	—	7,334
President and Chief	2001	277,260	561,138	5,000,000	7,000
Executive Officer	2000	243,833	249,813	7,250,000	17,200
George S. Blumenthal(5)	2002	369,763	408,100	—	7,334
Chairman and	2001	277,260	561,138	5,000,000	7,000
Treasurer	2000	243,833	249,813	7,250,000	17,200
Richard J. Lubasch	2002	467,290	470,000	—	7,334
Executive Vice	2001	233,692	384,875	—	7,000
President – General	2000	205,517	178,438	500,000	17,200
Counsel and Secretary
John F. Gregg(5)	2002	449,500	450,000	—	7,334
Chief Financial	2001	240,220	591,250	—	7,000
Officer and Senior	2000	214,960	228,125	1,000,000	17,200
Vice President
Stephen A. Carter(5)	2002	413,188	1,750,405	—	952,030 (6)
Senior Vice President and	2001	431,790	278,112	—	6,738
Chief Operating Officer	2000	60,636	—	400,000	38,384
UK and Ireland operations
Bret Richter	2002	299,500	300,000	—	7,334
Senior Vice President –	2001	183,428	319,750	—	7,000
Finance	2000	138,884	138,000	250,000	17,200

(1)	All amounts reflect the compensation paid to each listed employee in respect of such employee’s position at the Company, the Company’s former parent, NTL Europe (formerly NTL Incorporated) and the Company’s former intermediate parent, NTL Delaware, as the case may be.

(2)	None of the Named Executive Officers received perquisites in excess of the amount required to be report under Item 402 of Regulation S-K.

(3)	Options granted were options to purchase shares of our ultimate parent company. All such remaining options were cancelled upon our emergence from Chapter 11 on January 10, 2003, in accordance with the Plan.

(4)	All other compensation reflects the Company’s match of employee contributions to a 401(k) plan or in the case of Stephen Carter, contributions to Mr. Carter’s UK executive pension scheme.

(5)	Messrs. Blumenthal and Gregg terminated their employment with the Company effective January 10, 2003. Mr. Carter terminated his employment with the Company effective November 30, 2002.

(6)	Includes severance payments in the amount of $901,500.

Compensation of Directors

     Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and the committees. Non-employee board members are paid quarterly based on an annual fee of £50,000. Directors based in the U.S. are paid in dollars. Based upon an exchange rate of approximately $1.57 per British pound as of April 18, 2003, U.S. directors receive $78,500 annually. James Mooney, the Company’s non-executive Chairman, is paid an annual salary of $1.25 million, with the right to receive a bonus of up to $400,000. In addition, Mr. Mooney’s agreement provides for grants of 400,000 stock options under the Company’s management incentive plan and 200,000 restricted shares of Common Stock subject to vesting. Barclay Knapp, the Company’s President – Chief Executive Officer, and a director, has an employment contract with the Company which is described below under “Executive Compensation”.

Employment Contracts of Named Executive Officers

     The following are summaries of the terms of employment arrangements between the Company and each of (i) Barclay Knapp, the Company’s President – Chief Executive Officer and a director, (ii) Richard J. Lubasch, the Company’s Executive Vice President – General Counsel and Secretary, and (iii) Bret Richter, the Company’s Senior Vice President – Finance. These descriptions are subject to, and qualified in their entirety by reference to, the respective employment agreements between the Company and such executives which are included as exhibits to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Barclay Knapp:

Term:	January 10, 2003 through December 31, 2003; if the contract is not renewed and the executive’s employment terminates within first two weeks of 2004, the executive is entitled to a lump sum cash severance payment equal to two times base salary

Title:	President – Chief Executive Officer

Base salary:	$700,000

Bonuses:	Annual discretionary cash bonus of up to 200% of base salary; bonus upon consummation of the Plan consisting of the number of shares of Common Stock of the Company with a value equal to base salary

Options:	Eligible to receive options to purchase Common Stock of the Company at such exercise prices, schedules as to exercisability and other terms and conditions as determined by the board of directors

Benefits:	Entitled to participate in all employee benefit plans, programs, policies and arrangements (including fringe benefit and executive perquisite programs and policies) made available by the Company to its senior executive officers

Termination without cause:	Entitled to a lump sum cash severance payment equal to three times base salary if terminated without cause

Non-competition:	Non-competition provision survives for eighteen months following termination of employment with the Company

Richard J. Lubasch:

Term:	January 10, 2003 through December 31, 2003; if the contract is not renewed and the executive’s employment terminates within first two weeks of 2004, the executive is entitled to a lump sum cash severance payment equal to two times base salary

Title:	Executive Vice President – General Counsel

Base salary:	$477,000

Bonuses:	Annual discretionary cash bonus of up to 200% of base salary; bonus upon consummation of the Plan consisting of the number of shares of Common Stock of the Company with a value equal to base salary

Options:	Eligible to receive options to purchase Common Stock of the Company at such exercise prices, schedules as to exercisability and other terms and conditions as determined by the board of directors

Benefits:	Entitled to participate in all employee benefit plans, programs, policies and arrangements (including fringe benefit and executive perquisite programs and policies) made available by the Company to its senior executive officers

Termination without cause:	Entitled to a lump sum cash severance payment equal to three times base salary if terminated without cause

Non-competition:	Non-competition provision survives for eighteen months following termination of employment with the Company

Bret Richter

Term:	January 10, 2003 through December 31, 2003; if the contract is not renewed and the executive’s employment terminates within first two weeks of 2004, the executive is entitled to a lump sum cash severance payment equal to two times base salary

Title:	Senior Vice President – Finance

Base salary:	$345,000

Bonuses:	Annual discretionary cash bonus of up to 200% of base salary; bonus upon consummation of the Plan consisting of the number of shares of common stock of the Company with a value equal to base salary

Options:	Eligible to receive options to purchase common stock of the Company at such exercise prices, schedules as to exercisability and other terms and conditions as determined by the board of directors

Benefits:	Entitled to participate in all employee benefit plans, programs, policies and arrangements (including fringe benefit and executive perquisite programs and policies) made available by the Company to its senior executive officers

Termination without cause:	Entitled to a lump sum cash severance payment equal to three times base salary if terminated without cause

Non-competition:	Non-competition provision survives for eighteen months following termination of employment with the Company

Option Grants

     The Company did not grant any stock options in 2002, as it was a wholly-owned subsidiary of NTL

Europe. All options granted to officers and directors of the Company by NTL Europe were cancelled on January 10, 2003 in accordance with the Plan.

Option Exercises and Year-End Value Table

     No options on the Company’s stock were held by the Named Executive Officers or exercised during 2002.

Performance Graph

     Until January 10, 2003, the Company was a wholly-owned subsidiary of NTL Europe. Accordingly, it did not have a class of common stock registered under Section 12 of the Exchange Act prior to that time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 17, 2003 (except as noted), by each person known by us to be the beneficial owner of more than 5% of any class of our Common Stock.

	Amount and Nature of Beneficial Ownership

		Presently
Name and Address of	Common	Exercisable		Percentage of
Beneficial Owner	Stock	Warrants	Total	Class(1)

William R. Huff c/o W.R. Huff Asset Management Co., L.L.C., 67 Park Place, Morristown, NJ 07960(2)	6,613,995	0	6,613,995	11.16%
France Telecom 6 Place d’Alleray, 75505 Paris Cedex 15, France (3)	0	6,040,273	6,040,273	10.19%
Appaloosa Management L.P. c/o Appaloosa Partners Inc., 26 Main St., First Floor, Chatham, NJ 07928 (4)	3,715,201	323,342	4,038,543	6.82%
Angelo, Gordon & Co., L.P. 245 Park Avenue, New York, New York 10167 (5)	3,342,136	0	3,342,136	5.64%

(1)	Includes 50,500,969 shares of Common Stock issued and outstanding as of April 17, 2003 and 8,750,496 presently exercisable Series A warrants.

(2)	Based solely upon the Form 4, dated February 12, 2003, filed by William R. Huff with the Commission on February 12, 2003. Includes ownership of our Common Stock by certain entities of which Mr. Huff is an affiliate or separate accounts for which one or more affiliates act as investment manager, including among others, W.R. Huff Asset Management Co., L.L.C. William R. Huff possesses sole power to vote and direct the disposition of all shares of our Common Stock beneficially owned by him, subject to applicable securities law compliance procedures.

(3)	Based solely upon the Form 3/A, dated March 12, 2003, filed by France Telecom with the Commission on March 12, 2003. France Telecom holds Series A warrants exercisable for 6,040,273 shares of our Common Stock through its indirect wholly owned subsidiary Rapp 26, a societe anonyme organized under the laws of France. France Telecom possesses sole power to vote and direct the disposition of all shares of our Common Stock beneficially owned by it.

(4)	Based solely upon Schedule 13G, dated January 21, 2003, jointly filed by Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., Appaloosa Management L.P., Appaloosa Partners Inc. and David A. Tepper with the Commission on January 21, 2003. The beneficial ownership of Appaloosa Management L.P., Appaloosa Partners Inc. and David A. Tepper includes ownership of our Common Stock and Series A warrants by their affiliates Appaloosa Investment Limited Partnership I and Palomino Fund Ltd. Appaloosa Investment Limited Partnership I has shared voting and dispositive power with respect to 2,152,543 shares of our Common Stock. Palomino Fund Ltd. has shared voting and dispositive power with respect to 1,886,000 shares of our Common Stock. Appaloosa Management L.P., Appaloosa Partners Inc. and David A. Tepper each have shared voting and dispositive power with respect to 4,038,543 shares of our Common Stock.

(5)	Based solely upon Schedule 13G, dated February 13, 2003, jointly filed by Angelo, Gordon & Co., L.P.; John M. Angelo; and Michael L. Gordon, Jr. with the Commission on February 14, 2003. Each of the reporting persons may be deemed the beneficial owners of 3,342,136 shares held for the account of twenty-one private investment funds for which Angelo, Gordon & Co., LLP acts as general manager and/or investment advisor.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 17, 2003, by (i) each executive officer named in the Summary Compensation Table of this Proxy Statement (the “Named Executive Officers”) and each director of the Company, (ii) the executive officers of the Company as a group, (iii) the directors of the Company as a group and (iv) all directors and executive officers of the Company as a group.

	Amount and Nature of Beneficial Ownership

			Presently
	Common		Exercisable		Percentage of
Executive Officers and Directors (1)	Stock		Warrants	Total	Class(2)

Barclay Knapp	32,609	(3)	3,990	36,599	*
Richard J. Lubasch	22,220	(3)	531 (4)	22,751	*
Bret Richter	16,071	(3)	2	16,073	*
George Blumenthal	**		**	**	**
Stephen Carter	**		**	**	**
John Gregg	**		**	**	**

Executive Officers as a group	187,245	(5)	4,523	191,768	*
Jeffrey D. Benjamin	39,174		0	39,174	*
James E. Bolin***	0		0	0	*
David Elstein	0		0	0	*
William R. Huff	6,613,995	(6)	0	6,613,995	11.16%
James F. Mooney	600,000	(7)	0	600,000	*
George R. Zoffinger	0		0	0	*

Directors as a group	7,253,169		0	7,253,169	12.24%
Directors and Executive Officers as a group	7,440,414		4,523	7,444,937	12.56%

*	Represents less than one percent.

**	Messrs. Blumenthal, Carter and Gregg are no longer executive officers of the Company. As a result, the Company does not have access to information, other than publicly available information, regarding such former executive officers’ beneficial ownership of the Common Stock. The Company is not aware of any public filings disclosing beneficial ownership of the Common Stock by such former executive officers.

***	Mr. Bolin’s term as a director of the Company will expire at the annual meeting. He has indicated that he does not intend to stand for re-election.

(1)	Unless otherwise noted, the business address of each person is 110 East 59th Street, New York, New York 10022.

(2)	Includes 50,500,969 shares of Common Stock issued and outstanding as of April 17, 2003 and 8,750,496 presently exercisable Series A warrants.

(3)	The shares of Common Stock beneficially owned by Messrs. Knapp, Lubasch and Richter have been issued in escrow pursuant to such executive officers’ respective employment agreements. Under the terms of the escrow, the shares will be delivered to each of the executive officers only if on October 10, 2003, he or she is an employee of NTL or, on or before such date, was terminated, actually or constructively, without cause.

(4)	Includes two Series A warrants owned by Mr. Lubasch as custodian for his child, as to which warrants Mr. Lubasch disclaims beneficial ownership.

(5)	Includes 83,245 shares of Common Stock beneficially owned by certain of our executive officers that have been issued in escrow pursuant to such executive officers’ respective employment agreements. Under the terms of the escrow, the shares will be delivered to each of the executive officers only if on October 10, 2003, he or she is an employee of NTL or, on or before such date, was terminated, actually or constructively, without cause.

(6)	Based solely upon the Form 4, dated February 12, 2003, filed by William R. Huff with the Commission on February 12, 2003. Includes ownership of our Common Stock by certain entities of which Mr. Huff is an affiliate or separate accounts for which one or more affiliates act as investment manager, including among others, W.R. Huff Asset Management Co., L.L.C. William R. Huff possesses sole power to vote and direct the disposition of all shares of our Common Stock beneficially owned by him, subject to applicable securities law compliance procedures.

(7)	Includes 200,000 shares of restricted Common Stock. Also includes (i) stock options for the purchase of 100,000 shares of Common Stock that will vest equally on a quarterly basis over a three-year period, and (ii) stock options for the purchase of 300,000 shares of Common Stock that will vest 20% per year on a quarterly basis. Full vesting for the latter portion of the option grant will occur over a five-year period. No shares under option may be sold prior to the first anniversary date of Mr. Mooney’s employment with the Company.

Item 13. Certain Relationships and Related Transactions

     We have entered into several transactions with related parties as described below. Each of these transactions is as favorable to us as could be obtained with an unrelated third party.

Our Relationship with NTL Europe

     In connection with the consummation of the Plan, we have entered into several agreements with NTL Europe including a Tax Sharing Agreement, a Transitional Services Agreement, a De-Merger Agreement and a Novation Agreement. We also cooperate with NTL Europe in several other areas.

Transitional Services Agreement

     On the Effective Date, we entered into a Transitional Services Agreement with NTL Europe. Under the Transitional Services Agreement, we have agreed to provide NTL Europe with certain administrative and technical support services for a limited period of time where our personnel had previously been providing support to the companies now comprised within the NTL Europe group of companies. We agreed to provide NTL Europe with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical assistance to NTL Europe’s Spanish business, access to our internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of certain of the joint ventures in which NTL Europe has investments. This agreement provides that our employees shall, as appropriate, prioritize work performed for us ahead of work performed on behalf of NTL Europe.

     In addition, under the Transitional Services Agreement, we provide the services of five of our employees to NTL Europe seconded on a full-time basis for a period of up to two years (at NTL Europe’s option) and permit NTL Europe and its group companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

     NTL Europe pays us pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by us and our subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

De-Merger Agreement

     On the Effective Date, we also entered into a De-Merger Agreement with NTL Europe. This agreement enables us and NTL Europe to have access to records and documents which we and they require but which are held by or in the control of the other. In addition the agreement ensures, to the extent possible, that all warranties, indemnities or liabilities relating to assets or companies which we currently own (directly or indirectly), but which were originally acquired by NTL Europe or one of its subsidiaries before being transferred to us or one of our subsidiaries, are transferred to us with effect from the date of the agreement.

     Under the De-Merger Agreement, NTL Europe agrees that it holds and that it shall procure that each of its group companies holds in trust for us the benefit of warranties and representations and the benefit of covenants to pay or indemnities under contracts entered into by members of NTL Europe’s group of companies prior to the date of the agreement relating to the acquisition of assets which on the date of the agreement were held by us and/or our subsidiaries.

     There is no specified list of contracts to which the De-Merger Agreement applies. Instead it is agreed that the De-Merger Agreement will not apply to the agreements dealt with under the Novation Agreement described below.

Novation Agreement

     In May 2000, our former ultimate parent company (now known as NTL Europe) completed the acquisition of ConsumerCo, the residential cable business of Cable & Wireless Communications PLC, referred to in this prospectus as Old CWC. Old CWC was a publicly listed company in the UK whose largest shareholder was C&W.

     The deal was recorded in a Transaction Agreement originally signed in July 1999. When the deal closed, NTL Europe acquired ConsumerCo. ConsumerCo is a UK cable business and it was always intended that it would be operationally integrated with the rest of NTL’s UK business.

     NTL Europe (then known as NTL Incorporated) transferred ConsumerCo to us and our subsidiaries in February 2001.

     On January 10, 2003, we, NTL Europe and C&W and certain of their respective subsidiaries entered into a Novation Agreement which transfers the remaining rights and obligations under the Transaction Agreement and other related ancillary transaction documents (other than those relating to C&W’s rights as a shareholder in NTL Europe or relating to securities of NTL Europe) from NTL Europe to us. Those rights and obligations include representations and warranties given by C&W in respect of ConsumerCo, mutual tax indemnities related to certain tax matters concerning ConsumerCo and the transfer of certain properties between ConsumerCo and C&W where the relevant properties are owned by C&W or ConsumerCo but used by the other.

Tax Sharing Agreement

     Until consummation of the Plan, we were a part of a federal consolidated income tax group having NTL Europe as the common parent corporation. Under the Plan, we separated from the NTL Europe group, becoming a separate federal consolidated tax group after the Effective Date. On the Effective Date, we entered into a Tax Sharing Agreement which allocates rights and responsibilities for tax matters between us, on the one hand, and NTL Europe and its affiliates, on the other hand.

     In general, we will have control over, and be responsible for, the preparation and filing of our own tax returns and also any joint tax returns that include us and NTL Europe companies. NTL Europe will reimburse us for 14.5% of the costs associated with our preparation of joint returns, including the federal income tax returns for 2002 and 2003.

     Although it is not anticipated that there will be any federal income tax liability for 2002 or the portion of 2003 during which we are included in a joint return with NTL Europe, we have the right to reasonably apportion any tax liability between us and NTL Europe, and NTL Europe will be liable for any such apportioned tax liability attributable to NTL Europe and its affiliates. Any refunds of taxes paid with respect to joint returns will likewise be reasonably allocated by us to NTL Europe and its affiliates on a similar basis.

     NTL Europe’s UK affiliates are required, as we may direct, to surrender group relief up to the maximum permitted by law to certain of our UK affiliates for tax periods before, or that include, the Effective Date as we may direct. Such group relief allow our UK affiliates to use deductions from NTL Europe’s UK affiliates to reduce foreign taxable income. We also have the ability to amend any claims or returns to give effect to NTL Europe’s UK affiliates’ surrenders of group relief.

     We have the exclusive right to control, contest and represent our interests and NTL Europe’s interest in any audit relating to a joint tax return and to resolve, settle or agree to any deficiency, claim or adjustment proposed, asserted or assessed in connection with any joint return if the matter involved could effect us. However, NTL Europe has the exclusive authority to handle audits that relate solely to NTL Europe or its affiliates to the extent the asserted liability or matter either does not exceed any amounts escrowed by NTL Europe for taxes or could not otherwise create liability for us or our affiliates. We have an obligation to provide NTL Europe with information, to keep NTL Europe informed and to give NTL Europe an opportunity to participate in discussions with tax authorities regarding tax issues that involve NTL Europe or its affiliates. We have the right to reasonably apportion any costs associated with responding to an audit, claim or asserted deficiency to NTL Europe.

     NTL Europe’s ability to perform its continuing obligations under the tax sharing agreement could be affected by a sale of some or all of its assets or by a change of control. Therefore, NTL Europe is required to provide us with notice of any change of control of it or any of its affiliates. Finally, we and NTL Europe have customary rights and obligations to cooperate, exchange information, provide notice and resolve disputes with respect to tax matters.

NTL’s Relationship with ATX Communications, Inc.

     Our President – Chief Executive Officer, Barclay Knapp, is also the Chairman of ATX Communications, Inc. (formerly known as CoreComm Holdco, Inc. and referred to in this prospectus as ATX). Until January 2003, ATX shared resources with us related specifically to corporate activity, including corporate employees and a corporate office. In conjunction with these arrangements, we provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing services to ATX were charged to ATX by us based on the allocations of their time spent providing services to ATX.

     Amounts charged to ATX by us consist of direct costs allocated to ATX where identifiable and a percentage of the portion of our corporate overhead which cannot be specifically allocated to us. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. Our charges to ATX commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2002, 2001 and 2000, we charged ATX $385,000, $446,000 and $1,186,000, respectively, which reduced our corporate expenses.

     On April 12, 2001, our former ultimate parent company purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, we entered into a network and software agreement with ATX. Under the agreement, ATX will provide U.S. network access for Internet traffic from our UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.

     We obtain billing and software development services from ATX. ATX billed us $2.9 million, $3.4 million and $5.9 million in the years ended December 31, 2002, 2001 and 2000, respectively, for these services. In 2001, we entered into a license agreement with ATX whereby we were granted an exclusive, irrevocable, perpetual license to billing software developed by ATX for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by ATX plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by us at the time of this agreement, and was being maintained and modified by ATX under an ongoing software maintenance and development outsourcing arrangement between the companies.

     In March 2000, we and ATX announced that we had entered into an agreement to link our networks in order to create an international Internet backbone that commenced operations in February 2001. We incurred costs of $0.3 million for network usage in the year ended December 31, 2001. We have not incurred any additional costs subsequent to 2001.

NTL’s Relationship with Certain Financial Advisors

     On May 2, 2002, our former parent company, NTL Europe, its subsidiary NTL Delaware, and its former subsidiary NTL Communications Limited (also a subsidiary of ours), on behalf of themselves and their respective subsidiaries (collectively referred to in this prospectus as the Advised Companies), the steering committee of the unofficial committee of noteholders of Old NTL that was convened during our Chapter 11 reorganization, J.P. Morgan plc, J.P. Morgan Chase, Morgan Stanley Dean Witter Bank Limited and Morgan Stanley Senior Funding, Inc. entered into a letter agreement to amend the existing engagement provisions contained in an engagement letter dated May 17, 2000, by and among the Advised Companies, J.P. Morgan plc, J.P. Morgan Chase, Morgan Stanley Dean Witter Bank Limited and Morgan Stanley Senior Funding, Inc. (referred to as the Modified Engagement Letter) as follows:

     (1)  J.P. Morgan plc and J.P. Morgan Chase (collectively referred to as the J.P. Morgan parties), and Morgan Stanley Dean Witter Bank Limited and Morgan Stanley Senior Funding, Inc. (collectively referred to as the Morgan Stanley parties) shall each be engaged on a non-exclusive basis by the Advised Companies and their respective subsidiaries as joint book running managers in any capital market financing entered into by the Advised Companies or any of their respective subsidiaries, the proceeds of which are used to refinance all or any portion of our Working Capital Credit Facility. In connection with their engagement as joint book running managers, each of the J.P. Morgan parties and the Morgan Stanley parties shall be entitled to receive 30% of the underwriting discount of the aggregate principal amount of such issuance of securities (referred to as the book running fee);

     (2)  the J.P. Morgan parties and the Morgan Stanley parties shall each also be engaged on a non-exclusive basis by the Advised Companies and their respective subsidiaries as co-managers in any capital markets financing the proceeds of which are used to refinance the old notes or new notes. In connection with their engagement as co-managers, each of the J.P. Morgan parties and the Morgan Stanley parties shall be entitled to receive 10% of the underwriting discount of the aggregate principal amount of such capital markets issuance (referred to as the managing fee); and

     (3)  each of the Advised Companies agreed that after the refinancing of the old notes, the new notes and/or the Working Capital Credit Facility, if the aggregate of the book running fee and the managing fee paid to each of the J.P. Morgan parties and the Morgan Stanley parties pursuant to paragraphs (1) and (2) above is less than $3,000,000 per institution, each of the Advised Companies shall, on a joint and several basis, pay to or procure that there is paid to each of the J.P. Morgan parties and the Morgan Stanley parties an amount equal to the amount by which $3,000,000 exceeds the aggregate of the fees paid to each such institution pursuant to paragraphs (1) and (2) above.

     As of the Effective Date (January 10, 2003), the provisions of the Modified Engagement Letter are a joint and several obligation of NTL Europe and NTL Delaware (which are no longer affiliated with us) and NTL Communications Limited, a subsidiary of ours.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2003

NTL INCORPORATED

By:	/s/ Barclay Knapp

Barclay Knapp
Chief Executive Officer, President and Director