Form 10-Q
period 2003-03-31
NTL INC
filed 2003-05-15
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22616

NTL Incorporated

(Exact name of registrant as specified in its charter)

Delaware	52-1822078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

(212) 906-8440 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of March 31, 2003 was 50,500,969.

NTL INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATIONS

ITEM 1. FINANCIAL STATEMENTS

NTL Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$461.7	$502.0
Marketable securities	17.1	5.2
Accounts receivable-trade, less allowance for doubtful accounts of $92.6 (2003) and $92.7 (2002)	362.7	395.9
Other	198.2	194.3
Due from NTL Europe, Inc.	1.7	73.3

Total current assets	1,041.4	1,170.7
Fixed assets, net	7,630.3	11,088.9
Reorganization value in excess of amounts allocable to identifiable assets	630.5	—
Goodwill	—	330.6
Intangible assets, net	1,190.6	64.7
Investments in and loans to affiliates, net	6.2	8.4
Other assets, net of accumulated amortization of $16.9 (2003) and $184.8 (2002)	178.8	378.1

Total assets	$10,677.8	$13,041.4

NTL Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets — Continued
(dollars in millions)

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)	(see note)
Liabilities and shareholders’ equity (deficiency)
Current liabilities:
Accounts payable	$297.9	$385.8
Accrued expenses and other	733.9	780.5
Accrued construction costs	71.8	70.4
Interest payable	135.2	177.3
Deferred revenue	360.7	359.8
Due to NTL Europe, Inc.	3.7	236.1
Current portion of long-term debt	2.6	5,955.4

Total current liabilities	1,605.8	7,965.3

Long-term debt	6,448.2	—
Less: unamortized discount	(219.5)	—

	6,228.7	—
Other	47.0	—
Deferred income taxes	165.4	94.4
Commitments and contingent liabilities
Liabilities subject to compromise	—	10,157.8

Shareholders’ equity (deficiency):
Series preferred stock — $.01 par value; authorized 5,000,000 (2003) and none (2002) shares; issued and outstanding none	—	—
Common stock -$.01 par value; authorized 400,000,000 (2003) and 100 (2002) shares; issued and outstanding 50,500,969 (2003) and 13 (2002) shares	0.5	—
Additional paid-in capital	2,927.1	14,045.5
Accumulated other comprehensive (loss)	(42.3)	(653.6)
(Deficit)	(254.4)	(18,568.0)

	2,630.9	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$10,677.8	$13,041.4

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,

	2003	2002

	Reorganized	Predecessor
	Company	Company

Revenues	$875.9	$792.9
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	408.6	380.9
Selling, general and administrative expenses	216.5	192.0
Other charges	2.9	1.6
Depreciation	259.2	322.5
Amortization	49.8	14.9

	937.0	911.9

Operating (loss)	(61.1)	(119.0)
Other income (expense)
Interest income and other, net	2.7	9.4
Interest expense	(176.5)	(324.8)
Recapitalization expense	—	(32.1)
Share of income from equity investments	0.1	0.3
Foreign currency transaction (losses)	(3.4)	(5.0)

(Loss) before income taxes	(238.2)	(471.2)
Income tax (expense) benefit	(16.2)	11.3

Net (loss)	$(254.4)	$(459.9)

Basic and diluted net (loss) per common share — (pro forma in 2002)	$(5.04)	$(9.11)

Weighted average shares — (pro forma in 2002)	50.5	50.5

January 1,
2003

Predecessor
Company

Gain on debt discharge	$8,451.6
Fresh-start adoption — intangible assets	1,521.7
Fresh-start adoption — long-term debt	221.3
Fresh-start adoption — deferred tax liability	(68.6)
Fresh-start adoption — accrued expenses	(120.4)
Fresh-start adoption — fixed assets	(3,194.9)
Recapitalization expense	(8.0)

Net income	$6,802.7

Pro forma basic and diluted net income per common share	$134.71

Pro forma weighted average shares	50.5

See accompanying notes.

NTL Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)
(dollars in millions)

	Series Preferred Stock		Common Stock
	$.01 Par Value		$.01 Par Value		Additional
					Paid-In
	Shares	Par	Shares	Par	Capital

Predecessor Company
Balance, December 31, 2002	—	$—	13	$—	$14,045.5
Net income January 1, 2003
Issuance of common stock			50,500,969	0.5	1,062.1
Fresh-start adoption -other			(13)		(12,180.5)

Reorganized Company
Balance, January 1, 2003	—	—	50,500,969	0.5	2,927.1
Comprehensive loss:
Net loss for the three months ended March 31, 2003
Currency translation adjustment
Total

Balance, March 31, 2003	—	$—	50,500,969	$0.5	$2,927.1

NTL Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited) — Continued
(dollars in millions)

		Accumulated Other
		Comprehensive
		(Loss)

		Foreign	Pension
	Comprehensive	Currency	Liability
	(Loss)	Translation	Adjustments	(Deficit)

Predecessor Company
Balance, December 31, 2002		$(549.9)	$(103.7)	$(18,568.0)
Net income January 1, 2003				6,802.7
Issuance of common stock
Fresh-start adoption — other		549.9	103.7	11,765.3

Reorganized Company
Balance, January 1, 2003		—	—	—
Comprehensive loss:
Net loss for the three months ended March 31, 2003	$(254.4)			(254.4)
Currency translation adjustment	(42.3)	(42.3)

Total	$(296.7)

Balance, March 31, 2003		$(42.3)	$—	$(254.4)

See accompanying notes.

NTL Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,

	2003	2002

	Reorganized	Predecessor
	Company	Company

Net cash provided by (used in) operating activities	$21.5	$(67.3)
Investing activities
Purchase of fixed assets	(185.2)	(214.5)
Investments in and loans to affiliates	2.1	(3.7)
Decrease in other assets	2.1	—
Purchase of marketable securities	(17.1)	(2.0)
Proceeds from sales of marketable securities	5.2	—

Net cash (used in) investing activities	(192.9)	(220.2)
Financing activities
Proceeds from borrowings, net of financing costs	—	430.4
Principal payments	(2.4)	(0.9)
Contribution from NTL (Delaware), Inc.	—	3.7

Net cash (used in) provided by financing activities	(2.4)	433.2
Effect of exchange rate changes on cash and cash equivalents	(5.2)	(3.5)

(Decrease) increase in cash and cash equivalents	(179.0)	142.2
Cash and cash equivalents at beginning of period	640.7	251.1

Cash and cash equivalents at end of period	$461.7	$393.3

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$217.1	$187.1
Income taxes paid	—	—

January 1,
2003

Predecessor
Company

Net cash (used in) operating activities	$(46.9)
Investing activities
Decrease in other assets	162.8

Net cash provided by investing activities	162.8
Financing activities
Proceeds from borrowings, net of financing costs	396.3
Principal payments	(373.5)

Net cash provided by financing activities	22.8

Increase in cash and cash equivalents	138.7
Cash and cash equivalents at beginning of period	502.0

Cash and cash equivalents at end of period	$640.7

See accompanying notes.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

Chapter 11 Reorganization

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), (the “Company”) NTL Europe, Inc. (then known as NTL Incorporated) and certain of the Company’s and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. The Company’s operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and the Company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, the Company was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company’s former ultimate parent company (NTL Europe, Inc.) and certain of its subsidiaries, including the Company, were cancelled, and the Company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company’s former ultimate parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company’s former ultimate parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited and NTL (Triangle) LLC were not cancelled and remain outstanding.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2002.

The Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In addition, the Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of January 1, 2003.

Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying value of assets and liabilities was adjusted. The carrying value of assets was adjusted to their reorganization value that is equivalent to their estimated fair value. The carrying value of liabilities was adjusted to their present value. Since fresh-start reporting materially changed the carrying values recorded in the Company’s consolidated balance sheet, a black line separates the financial statements for periods after the adoption of fresh-start reporting from the financial statements for periods prior to the adoption.

The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including December 31, 2002. The term “Reorganized Company” refers to the Company and its subsidiaries for periods subsequent to January 1, 2003. The effects of the consummation of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions and are presented in the accompanying condensed consolidated statements of operations and cash flows dated January 1, 2003. All other results of operations and cash flows on January 1, 2003 are Reorganized Company transactions.

Basic and diluted net loss per common share in the three months ended March 31, 2002 is computed as if the 50.5 million shares issued in connection with our emergence from Chapter 11 reorganization on January 10, 2003 were outstanding as of January 1, 2002.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note A — Basis of Presentation (continued)

Stock-Based Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

The Company’s employees participated in the various stock option plans of its former ultimate parent company. All options to purchase shares of the Company’s former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

Pro forma information regarding net loss has been determined as if the Company had accounted for its and its former ultimate parent’s employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 3.90% and 4.47%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s and its former ultimate parent’s common stock of .638 and .702, respectively, and a weighted-average expected life of the option of 10 years and 10 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the three months ended March 31,2003 and 2002 are not likely to be representative of the pro forma effects on net loss in future years.

Had compensation for stock options granted by the Company and its former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts:

	Three Months Ended
	March 31,

	2003	2002

	Reorganized	Predecessor
	Company	Company

	(in millions, except per share data)
Non-cash compensation expense, as reported	$—	$—
Non-cash compensation expense, pro forma	$0.6	$64.0
Net loss, as reported	$(254.4)	$(459.9)
Net loss, pro forma	$(255.0)	$(523.9)
Basic and diluted net (loss) per common share (pro forma in 2002)	$(5.04)	$(9.11)
Basic and diluted net (loss) per common share, pro forma	$(5.05)	$(10.37)

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Reorganization and Emergence from Chapter 11

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

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the Company’s former ultimate parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003, at which time the Company emerged from Chapter 11 reorganization. In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the Company and its lending banks amended the Company’s existing credit facilities.

We have historically incurred operating losses and negative operating cash flow. In addition, we required and expect to continue to require significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

We currently expect that we will require between £5.0 million and £15.0 million to fund our working capital including debt service and capital expenditures, net of cash from operations, in the twelve months from April 1, 2003 to March 31, 2004. We believe that cash, cash equivalents and marketable securities on hand of $478.8 million as of March 31, 2003 will be sufficient for our cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

Reorganization Value

The Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of its reorganization value as defined in SOP 90-7. The Company and its independent financial advisor determined the Company’s reorganization value was $11,247.5 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the determination of the Company’s reorganization value included the following:

•	Reporting unit 10 year cash flow projections

•	Corporate income tax rates of 30% in the UK and 12.5% in Ireland

•	Present value discount factors of 14.5%, 15% and 16% depending upon the reporting unit

•	Residual value representing the sum of the value beyond 10 years into perpetuity was calculated using the Gordon Growth Model

The cash flow projections are based on economic, competitive and general business conditions prevailing when the projections were prepared. They are also based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. A change in the estimates and assumptions about revenue, operating cash flow, tax rates and capital expenditures may have had a significant effect on the determination of the Company’s reorganization value.

The Company determined that its reorganization value computed as of the Effective Date of January 10, 2003 consisted of the following (in millions):

Present value of discounted cash flows of the emerging entity	$9,811.0
Current assets	1,237.0
Other assets	199.5

Reorganization value	$11,247.5

The Company adopted fresh-start reporting because the holders of its voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims, as shown below (in millions):

Allowed claims:
Liabilities subject to compromise	$10,157.8
Post petition liabilities:
Current liabilities	7,965.3
Deferred income taxes	94.4

18,217.5
Reorganization value	11,247.5

$6,970.0

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

Gain on Debt Discharge

The Company realized a gain of $8,451.6 million in connection with the recapitalization of its debt in accordance with the Plan. This gain has been reflected in the results of operations of the Predecessor Company on January 1, 2003. A summary of the gain on debt discharge follows (in millions):

Liabilities subject to compromise
Pre-petition long-term debt subject to compromise	$9,814.2
Accounts payable and accrued expenses	1.6
Interest payable	316.8
Due to NTL Europe, Inc.	25.2

10,157.8
Unamortized deferred financing costs	(127.9)

10,029.9
Claims assumed and consideration exchanged:
Diamond Holdings notes assumed	327.3
Interest payable assumed	38.0
Accounts payable and accrued expenses assumed	1.6
Due to NTL Europe, Inc. assumed	25.2
Value of Reorganized Company’s common stock	1,186.2

1,578.3

$8,451.6

Fresh-Start Reporting

In accordance with SOP 90-7, the Company adopted the provisions of fresh-start reporting as of January 1, 2003. The following reconciliation of the Predecessor Company’s consolidated balance sheet as of December 31, 2002 to that of the Reorganized Company as of January 1, 2003 gives effect to the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting.

The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

	December 31,			January 1,
	2002			2003

	Predecessor	Emergence from	Fresh-	Reorganized
	Company	Chapter 11	Start	Company

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable-trade, less allowance for doubtful accounts	395.9	—	—	395.9
Due from affiliates	1.6	—	—	1.6
Other	192.7	—	—	192.7
Due from NTL Europe, Inc.	73.3	(72.4)	—	0.9

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	11,088.9	—	(3,194.9)	7,894.0
Intangible assets, net	395.3	—	868.4	1,263.7
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	653.3	653.3
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

	December 31,			January 1,
	2002			2003

	Predecessor	Emergence from	Fresh-	Reorganized
	Company	Chapter 11	Start	Company

	(in millions)
Liabilities and shareholders’ (deficiency) equity
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$385.8	$0.7	$—	$386.5
Accrued expenses and other	780.5	6.6	(32.7)	754.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	359.8	—	—	359.8
Due to NTL Europe, Inc.	236.1	(234.6)	—	1.5
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	94.4	—	68.5	162.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders’ (deficiency) equity:
Common stock-old	—	—	—	—
Common stock-new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss)	(653.6)	0.4	653.2	—
(Deficit) retained earnings	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders’(deficiency) equity	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Pro Forma Results of Operations

The unaudited condensed consolidated pro forma results of operations for the three months ended March 31, 2002 assuming the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002 follows (in millions, except per share data). The pro forma results of operations are not necessarily indicative of the results that would have occurred had the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002, or that might occur in the future.

Three Months Ended
March 31, 2002

Total revenue	$792.9
Net (loss)	(203.2)
Net (loss) per share	(4.02)

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

Note D — Fixed Assets

Fixed assets consist of:

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Operating equipment	$6,723.2	$13,659.9
Other equipment	637.3	1,295.6
Construction-in-progress	525.4	1,027.8

	7,885.9	15,983.3
Accumulated depreciation	(255.6)	(4,894.4)

	$7,630.3	$11,088.9

The change in fixed assets is primarily the result of the $3,194.9 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

Note E — Intangible Assets

Intangible assets consist of:

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Intangible assets not subject to amortization:
License acquisition costs	$—	$23.6
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of $49.1 (2003) and $121.0 (2002)	1,190.6	41.1

	$1,190.6	$64.7

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note E — Intangible Assets (continued)

The change in intangible assets is primarily the result of the $1,222.6 million increase in the carrying value of customer lists and the $23.6 million decrease in the carrying value of license acquisition costs upon the adoption of fresh-start reporting as of January 1, 2003.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: $196.4 million in 2003, $196.4 million in 2004, $196.4 million in 2005, $194.9 million in 2006 and $193.9 million in 2007.

Note F- Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Accounts payable	$—	$0.6
Interest payable	—	316.8
Due to NTL Europe, Inc.	—	25.2
Accrued expenses	—	1.0
Long-term debt
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	—	277.8
11 1/2% Senior Deferred Coupon Notes	—	1,050.0
10% Senior Notes	—	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	—	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	—	439.2
9 3/4% Senior Deferred Coupon Notes	—	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	—	441.6
11 1/2% Senior Notes	—	625.0
12 3/8% Senior Deferred Coupon Notes	—	380.6
7% Convertible Subordinated Notes	—	489.8
9 1/4% Senior Euro Notes	—	262.1
9 7/8% Senior Euro Notes	—	367.0
11 1/2% Senior Deferred Coupon Euro Notes	—	166.1
11 7/8% Senior Notes, less unamortized discount	—	491.7
12 3/8% Senior Euro Notes, plus unamortized premium	—	315.3
6 3/4% Convertible Senior Notes	—	1,150.0
Diamond Cable:
13 1/4% Senior Discount Notes	—	285.1
11 3/4% Senior Discount Notes	—	531.0
10 3/4% Senior Discount Notes	—	420.5
Diamond Holdings:
10% Senior Sterling Notes	—	217.3
9 1/8% Senior Notes	—	110.0

Total	$—	$10,157.8

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note F- Liabilities Subject to Compromise (continued)

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were cancelled, and all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Communications Corp. and the former holders of the notes were issued shares of common stock of NTL Incorporated. On February 4, 2003, Diamond Cable Communications Limited was released from any further obligations to pay interest and/or principal on these notes. The Diamond Holdings Notes remain outstanding.

Note G — Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
NTL Incorporated:
19% Senior Secured Notes, less unamortized discount of $10.2	$490.6	$—
Communications Cable Funding Corp.:
DIP Facility	—	229.0
NTL Communications Limited and subsidiaries:
Senior Credit Facility	4,397.2	4,482.1
Working Capital Credit Facility	644.7	657.1
Other	61.5	63.2
NTL Triangle:
11.2% Senior Discount Debentures, less unamortized discount of $137.4 (2003)	379.9	517.3
Other	3.2	3.6
Diamond:
10% Senior Sterling Notes, less unamortized discount of $40.6 (2003)	172.6	—
9 1/8% Senior Notes, less unamortized discount of $31.3 (2003)	78.7	—
Other	2.9	3.1

	6,231.3	5,955.4
Less current portion	2.6	5,955.4

	$6,228.7	$—

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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note G — Long-Term Debt (continued)

The effective interest rates on the Company’s variable interest rate debt were as follows:

	March 31,	December 31,
	2003	2002

NTL Communications Limited:
Senior Credit Facility	7.49%	6.26%
Term Facility	9.49%	7.76%
Working Capital Credit Facility	11.98%	11.76%

Note H — Other Charges

Other charges of $2.9 million and $1.6 million in the three months ended March 31, 2003 and 2002, respectively were restructuring charges for employee severance and related costs. These costs in the three months ended March 31, 2003 were incurred for approximately 125 employees, all of whom were terminated by March 31, 2003.

The Company recorded restructuring charges in the fourth quarter of 2002 as a result of actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 740 employees to be terminated, of which approximately 25 employees were still employed by the Company as of March 31, 2003.

The following table summarizes the restructuring charges incurred and utilized since December 31, 2002:

	Employee
	Severance
	and Related	Lease Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)
Balance, December 31, 2002	$19.6	$78.7	$1.2	$1.5	$101.0
Foreign currency exchange translation adjustments	1.2	5.3	0.1	0.1	6.7
Charged to expense	2.9	—	—	—	2.9
Utilized	(18.6)	(3.8)	—	(0.4)	(22.8)

Balance, March 31, 2003	$5.1	$80.2	$1.3	$1.2	$87.8

Note I — Related Party Transactions

The Company’s President — Chief Executive Officer is also the Chairman of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). Until January 2003, ATX shared resources with the Company related specifically to corporate activity, including corporate employees and a corporate office. In conjunction with these arrangements, the Company provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing service to ATX were charged to ATX by the Company based on the allocation of their time spent providing services to ATX.

Amounts charged to ATX by the Company consisted of direct costs allocated to ATX where indentifiable and a percentage of the portion of the Company’s corporate overhead which cannot be specifically allocated to the Company. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2003 and 2002, the Company charged ATX $32,000 and $84,000, respectively, which reduced the Company’s selling, general and administrative expenses.

The Company obtains billing and software development services from ATX. ATX billed the Company $737,000 and $747,000 in the three months ended March 31, 2003 and 2002, respectively for these services.

At March 31, 2003 and December 31, 2002, the Company had a receivable from ATX of $2.5 million and $2.5 million, respectively.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Comprehensive Loss

The Company’s comprehensive loss for the three months ended March 31, 2003 and 2002 was $296.7 million and $536.5 million, respectively.

Note K — Commitments and Contingent Liabilities

At March 31, 2003, the Company was committed to pay $1,399.3 million for equipment and services and for investments in and loans to affiliates. This amount includes $963.0 million for operations and maintenance contracts and other commitments from April 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions):

Year Ending March 31:

2004	$436.3
2005	107.6
2006	107.6
2007	106.8
2008	106.8

$865.1

The Company is involved in certain other disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note L — Condensed Consolidating Financial Statements of NTL Incorporated

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued the Exit Notes. The Exit Notes are guaranteed on a senior basis by the following subsidiaries of the Company: NTL Digital (US), Inc., CableTel Ventures Limited, Bearsden Nominees, Inc., CableTel Programming, Inc., NTL International Services, Inc. and NTL Funding (NJ), Inc. (collectively referred to as the “Other Guarantors”). The Exit Notes are guaranteed on a subordinated basis by Communications Cable Funding Corp.

The following condensed consolidating financial statements of the Company as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 are provided pursuant to Article 3-10(c) of Regulation S-X.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	(unaudited) (in millions)

	Three Months Ended March 31, 2003

						Consolidated
		Communications Cable	Other	All		NTL
Statement of Operations	NTL Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated

Revenue	$—	$—	$—	$875.9	$—	$875.9
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	0.2	408.4	—	408.6
Selling, general and administrative expenses	137.0	—	—	79.5	—	216.5
Other charges	0.8	—	—	2.1	—	2.9
Depreciation	—	—	—	259.2	—	259.2
Amortization	—	—	—	49.8	—	49.8

	137.8	—	0.2	799.0	—	937.0

Operating (loss) income	(137.8)	—	(0.2)	76.9	—	(61.1)
Other income (expense)
Interest income and other, net	0.6	0.4	1.3	1.9	(1.5)	2.7
Interest expense	(25.0)	(2.8)	(0.9)	(199.1)	51.3	(176.5)
Recapitalization expense	—	—	—	—	—	—
Share of (losses) income from equity investments	(81.7)	—	0.1	—	81.7	0.1
Foreign currency transaction (losses)	—	—	(0.3)	(3.1)	—	(3.4)

(Loss) before income taxes	(243.9)	(2.4)	—	(123.4)	131.5	(238.2)
Income tax (expense)	(10.5)	—	—	(5.7)	—	(16.2)

Net (loss)	$(254.4)	$(2.4)	$—	$(129.1)	$131.5	$(254.4)

	January 1, 2003

						Consolidated
		Communications Cable	Other	All		NTL
	NTL Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated

Gain on debt discharge	$7,322.8	$—	$—	$1,128.8	$—	$8,451.6
Fresh-start adoption — intangible assets	—	—	—	1,521.7	—	1,521.7
Fresh-start adoption — long-term debt	—	—	—	221.3	—	221.3
Fresh-start adoption — deferred tax liability	—	—	—	(68.6)	—	(68.6)
Fresh-start adoption — accrued expenses	—	—	—	(120.4)	—	(120.4)
Fresh-start adoption — fixed assets	(0.8)	—	—	(3,194.1)	—	(3,194.9)
Recapitalization expense	(8.0)	—	—	—	—	(8.0)
Share of (losses) from equity investments	(511.3)	—	—	—	511.3	—

Net income	$6,802.7	$—	$—	$(511.3)	$511.3	$6,802.7

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Three Months Ended March 31, 2002

		Communications		All		Consolidated
		Cable	Other	Other		NTL
Statement of Operations	NTL Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Revenue	$—	$—	$—	$792.9	$—	$792.9
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	0.3	380.6	—	380.9
Selling, general and administrative expenses	6.8	—	(0.1)	185.3	—	192.0
Other charges	—	—	—	1.6	—	1.6
Depreciation	0.1	—	—	322.4	—	322.5
Amortization	6.5	—	—	8.4	—	14.9

	13.4	—	0.2	898.3	—	911.9

Operating (loss)	(13.4)	—	(0.2)	(105.4)	—	(119.0)
Other income (expense)
Interest income and other, net	6.0	—	1.2	3.2	(1.0)	9.4
Interest expense	(196.4)	—	(1.1)	(129.4)	2.1	(324.8)
Recapitalization expense	(18.9)	—	—	(13.2)	—	(32.1)
Share of (losses) income from equity investments	(273.3)	—	0.3	—	273.3	0.3
Foreign currency transaction (losses) gains	36.1	—	—	(41.1)	—	(5.0)

(Loss) before income taxes	(459.9)	—	0.2	(285.9)	274.4	(471.2)
Income tax benefit	—	—	—	11.3	—	11.3

Net (loss)	$(459.9)	$—	$0.2	$(274.6)	$274.4	$(459.9)

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited, except December 31, 2002)
(in millions)

	March 31, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Current assets	$223.1	$424.8	$0.1	$810.8	$(417.4)	$1,041.4
Investments in and loans to affiliates, net	2,936.6	2,853.0	6.2	—	(5,789.6)	6.2
Fixed and noncurrent assets	—	—	105.2	9,630.0	(105.0)	9,630.2

Total assets	$3,159.7	$3,277.8	$111.5	$10,440.8	$(6,312.0)	$10,677.8

Current liabilities	$38.2	$160.4	$—	$1,563.3	$(156.1)	$1,605.8
Noncurrent liabilities	490.6	2,643.6	133.8	8,680.2	(5,507.1)	6,441.1
Liabilities subject to compromise	—	—	—	—	—	—
Shareholders’ equity (deficiency)	2,630.9	473.8	(22.3)	197.3	(648.8)	2,630.9

Total liabilities and shareholders’ equity (deficiency)	$3,159.7	$3,277.8	$111.5	$10,440.8	$(6,312.0)	$10,677.8

	December 31, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Current assets	$47.4	$454.3	$2.5	$1,033.7	$(367.2)	$1,170.7
Investments in and loans to affiliates, net	3,413.9	18,645.8	8.4	—	(22,059.7)	8.4
Fixed and noncurrent assets	128.7	162.8	102.2	11,570.6	(102.0)	11,862.3

Total assets	$3,590.0	$19,262.9	$113.1	$12,604.3	$(22,528.9)	$13,041.4

Current liabilities	$245.8	$122.6	$0.4	$7,594.4	$2.1	$7,965.3
Noncurrent liabilities	—	2,784.3	135.2	7,053.4	(9,878.5)	94.4
Liabilities subject to compromise	8,520.3	—	—	1,637.5	—	10,157.8
Shareholders’ equity (deficiency)	(5,176.1)	16,356.0	(22.5)	(3,681.0)	(12,652.5)	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$3,590.0	$19,262.9	$113.1	$12,604.3	$(22,528.9)	$13,041.4

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Three Months Ended March 31, 2003

		Communications				Consolidated
	NTL	Cable	Other	All		NTL
Statement of Cash Flows	Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated
Net cash (used in) provided by operating activities	$(89.6)	$0.5	$(2.4)	$105.7	$7.3	$21.5
Net cash (used in) provided by investing activities	(4.8)	2.1	2.3	(185.2)	(7.3)	(192.9)
Net cash (used in) financing activities	—	—	—	(2.4)	—	(2.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.2)	—	(5.2)

Decrease (increase) cash and cash equivalents	(94.4)	2.6	(0.1)	(87.1)	—	(179.0)
Cash and cash equivalents at beginning of period	295.2	3.3	0.2	342.0	—	640.7

Cash and cash equivalents at end of period	$200.8	$5.9	$0.1	$254.9	$—	$461.7

	January 1, 2003

		Communications				Consolidated
	NTL	Cable	Other	All		NTL
Statement of Cash Flows	Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated
Net cash (used in) provided by operating activities	$(69.7)	$49.6	$—	$—	$(26.8)	$(46.9)
Net cash (used in) provided by investing activities	(171.3)	162.8	—	—	171.3	162.8
Net cash provided by (used in) financing activities	500.0	(229.0)	—	(103.7)	(144.5)	22.8

Increase (decrease) in cash and cash equivalents	259.0	(16.6)	—	(103.7)	—	138.7
Cash and cash equivalents at beginning of period	36.2	19.9	0.2	445.7	—	502.0

Cash and cash equivalents at end of period	$295.2	$3.3	$0.2	$342.0	$—	$640.7

	Three Months Ended March 31, 2002

		Communications				Consolidated
	NTL	Cable	Other	All		NTL
Statement of Cash Flows	Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated
Net cash (used in) provided by operating activities	$(110.9)	$—	$5.0	$(43.5)	$82.1	$(67.3)
Net cash provided by (used in) investing activities	80.2	—	(3.8)	(214.5)	(82.1)	(220.2)
Net cash provided by financing activities	3.7	—	—	429.5	—	433.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.5)	—	(3.5)

(Decrease) increase in cash and cash equivalents	(27.0)	—	1.2	168.0	—	142.2
Cash and cash equivalents at beginning of period	78.5	—	0.1	172.5	—	251.1

Cash and cash equivalents at end of period	$51.5	$—	$1.3	$340.5	$—	$393.3

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M- Segment Data

The Company implemented a reorganization of certain of its business units in the three months ended March 31, 2003. The associated changes included moving its Wholesale Internet division from Business to Consumer, its Public Safety division from Business to Broadcast and the creation of Carriers by merging its carriers division with its mobile division and removing both from Business. These changes better align the expertise in the divisions with the needs of the Company’s customers. In addition, the allocation of certain costs from Shared Services to the various business units and the allocation of costs between Consumer and Business have changed. Finally, NTL Ireland is a separate business unit for financial reporting purposes effective January 1, 2003. Amounts in prior periods have been reclassified to conform to the current presentation.

The Company’s primary measure of profit or loss for each reportable segment is Operating EBITDA as defined below. The Company considers Operating EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. Operating EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization and share of income from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from Operating EBITDA rather than allocating these costs and expenses to multiple reportable segments. Other charges, recapitalization expense and foreign currency transactions are not directly related to a single segment. Operating EBITDA should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

	Revenues		Operating EBITDA (1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in millions)
Consumer	$580.3	$516.2	$244.7	$202.8
Business	120.2	118.3	33.8	28.4
Broadcast	103.1	91.8	45.8	40.2
Carrier	44.2	47.1	35.6	38.5
Ireland	28.1	19.5	7.9	3.7
Shared	—	—	(117.0)	(93.6)

Total	$875.9	$792.9	$250.8	$220.0

	Total Assets

	March 31,	December 31,
	2003	2002

	(in millions)
Consumer	$6,467.8	$7,790.0
Business	1,714.7	3,299.2
Broadcast	1,417.2	539.6
Carrier	174.0	156.5
Ireland	175.5	206.1
Shared (2)	728.6	1,050.0

Total	$10,677.8	$13,041.4

(1)	Represents earnings before interest, taxes, depreciation, amortization, other charges, share of income from equity investments, foreign currency transaction (losses) and recapitalization expense.

(2)	At March 31, 2003, shared assets included $465.8 million of cash, cash equivalents and marketable securities and $262.8 million of other assets. At December 31, 2002, shared assets included $458.2 million of cash and cash equivalents and $591.8 million of other assets.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M- Segment Data (continued)

The reconciliation of segment combined Operating EBITDA to (loss) before income taxes is as follows:

	Three Months Ended March 31,

	2003	2002

	(in millions)
Segment combined Operating EBITDA	$250.8	$220.0
(Add) deduct:
Other charges	2.9	1.6
Depreciation	259.2	322.5
Amortization	49.8	14.9
Interest income and other, net	(2.7)	(9.4)
Interest expense	176.5	324.8
Share of (income) from equity investments	(0.1)	(0.3)
Foreign currency transaction losses	3.4	5.0
Recapitalization items, net	—	32.1

	489.0	691.2

(Loss) before income taxes	$(238.2)	$(471.2)

NTL Incorporated and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NTL’s Completed Restructuring

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (“NTL Europe”) (then known as NTL Incorporated) and certain of our and NTL Europe’s subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. Our operating subsidiaries and those of NTL Europe were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time we emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and we and NTL Europe each emerged as independent public companies. The entity formerly known as NTL Communications Corp. (the registrant) was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of our former ultimate parent company (NTL Europe) and certain of its subsidiaries, including us, were cancelled, and we issued shares of our common stock and Series A warrants and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders of our former ultimate parent company and its subsidiaries, including us. The precise mix of new securities received by holders of each particular type of security of our former parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited and NTL (Triangle) LLC were not cancelled and remain outstanding.

Background of Restructuring

Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of our former ultimate parent company and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, our former ultimate parent company and its subsidiaries, including us, had no further funds available, or were unable to draw upon funds under our credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, our former ultimate parent company announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, our former ultimate parent company commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

Our former ultimate parent company and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. Our former ultimate parent company also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

On April 16, 2002, our former ultimate parent company announced that it and the unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, our former ultimate parent company and certain of our former ultimate parent company’s other subsidiaries filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the DIP facility) committing to provide a wholly-owned subsidiary of ours with up to $500 million in new debt financing. NTL Delaware committed to provide up to an additional $130 million to us under the DIP facility.

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by our former ultimate parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of our former ultimate parent company and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, our former ultimate parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to us and our subsidiaries. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time we emerged from Chapter 11 reorganization. In connection with our emergence from Chapter 11 reorganization, we and certain of our subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of our Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of our Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, we and our lending banks amended our existing credit facilities.

Liquidity and Capital Resources

We have historically incurred operating losses and negative operating cash flow. In addition, we required and expect to continue to require significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

We currently expect that we will require between £5.0 million and £15.0 million to fund our working capital including debt service and capital expenditures, net of cash from operations, in the twelve months from April 1, 2003 to March 31, 2004. We believe that cash, cash equivalents and marketable securities on hand of $478.8 million as of March 31, 2003 will be sufficient for our cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

Over the long term, we will continue to require cash to fund operations, service or repay our debt and implement our strategy. In order to fund these requirements, we anticipate that we will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

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

Based on preliminary valuations of our pension plans, as of December 31, 2002, we believe the projected benefit obligations of certain of our defined benefit plans exceeded the fair value of plan assets by an aggregate of approximately £81.0 million ($128 million). We will need to fund this deficit in accordance with the laws and regulations in the UK. We currently believe we will have to use cash of approximately £8 million per year beginning in 2003 to meet the UK requirements. The valuation of our pension plans requires the use of assumptions and estimates. Changes in these assumptions and estimates as well as future investment returns could potentially have a material impact, either upwards or downwards, on this estimated funding requirement.

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

Description of Outstanding Notes and Credit Facilities

The following summarizes the terms of the significant notes and credit facilities issued by us and our subsidiaries and outstanding as of March 31, 2003:

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

NTL Communications Limited:

     (2) Working Capital Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of approximately £408.3 million ($644.7 million), all of which was outstanding as of December 31, 2002; interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which commenced at 4.50% per annum and increases by 0.50% per annum at the end of each quarter after the date upon which the facility was first utilized (subject to a cap on total interest of 16% per annum and a cap on total interest payable in cash of 14% per annum (any excess being added to principal)); effective interest rate of 11.98% per annum at March 31, 2003; principal is due in full on March 31, 2006;

NTL Investment Holdings Limited (a wholly owned subsidiary of NTL Communications Limited):

     (3) Senior Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of £2,784.8 million ($4,397.2 million), all of which was outstanding as of December 31, 2002; comprising a revolving facility of £2,584.8 million ($4,081.4 million) and a term facility of £200.0 million ($315.8 million); interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which, in the case of the revolving facility, is fixed at 3.50% per annum for six months from January 10, 2003 and which then varies, depending upon satisfaction of a financial covenant over six monthly periods, between 4.00% and 2.50% per annum and which, in the case of the term facility, is fixed at 5.50% per annum; effective interest rate on the revolving facility of 7.49% per annum at March 31, 2003; effective interest rate on the term facility of 9.49% per annum at March 31, 2003; the unused portion of the commitment to make the revolving facility available is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal then outstanding under the revolving facility is due in full on September 30, 2005; principal under the term facility is due in six quarterly installments beginning on June 30, 2006 and increasing from £5 million repayments due on the first two repayment dates to £10 million repayments due on the next three repayment dates with the balance being due on September 30, 2007;

NTL Triangle:

     (4) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond Holdings:

     (5) 10% Senior Sterling Notes due February 1, 2008; principal amount at maturity of £135.0 million ($213.2 million); interest payable semiannually from August 1, 1998; redeemable at Diamond Holdings’ option on or after February 1, 2003; and

     (6) 9 1/8% Senior Notes due February 1, 2008; principal amount at maturity of $110.0 million; interest payable semiannually from August 1, 1998; redeemable at Diamond Holdings’ option on or after February 1, 2003.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of March 31, 2003 and the periods in which payments are due.

Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	$6,440.6	$—	$4,726.1	$1,156.3	$558.2
Capital Lease Obligations	198.2	8.5	14.4	13.3	162.0
Operating Leases	788.0	89.4	144.5	123.0	431.1
Unconditional Purchase Obligations	1,399.3	436.3	215.2	213.7	534.1
Other Long-Term Obligations	none

Total Contractual Cash Obligations	$8,826.1	$534.2	$5,100.2	$1,506.3	$1,685.4

The following table includes aggregate information about the Company’s commercial commitments as of March 31, 2003. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1-3	4-5	Over
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years

(in millions)
Guarantees	$33.4	$4.9	$15.1	$0.2	$13.2
Lines of Credit	none
Standby Letters of Credit	none
Standby Repurchase Obligations	none
Other Commercial Commitments	none

Total Commercial Commitments	$33.4	$4.9	$15.1	$0.2	$13.2

Consolidated Statements of Cash Flows

Cash provided by (used in) operating activities was $21.5 million and $(67.3) million in the three months ended March 31, 2003 and 2002, respectively. Cash paid for interest exclusive of amounts capitalized in the three months ended March 31, 2003 and 2002 was $217.1 million and $187.1 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $185.2 million in the three months ended March 31, 2003 and $214.5 million in the three months ended March 31, 2002 as a result of the continuing fixed asset purchases and construction. Purchases of fixed assets in 2003 are primarily related to customer premise equipment, scaleable infrastructure and billing system integrations.

Proceeds from borrowings, net of financing costs, of $430.4 million in the three months ended March 31, 2002 includes $439.6 million borrowed under the NTLCL Working Capital Credit Facility.

Results of Operations

We implemented a reorganization of certain of our business units in the three months ended March 31, 2003. The associated changes included moving our Wholesale Internet division from NTL Business to NTL Home, our Public Safety division from NTL Business to NTL Broadcast and the creation of NTL Carriers by merging our carriers division with our mobile division and removing both from NTL Business. These changes better align the expertise in the divisions with the needs of our customers. In addition, the allocation of certain costs from Shared Services to the various business units and the allocation of costs between NTL Home and NTL Business have changed. Corporate Expenses are now included in the Central Support business unit and are grouped with selling, general and administrative expenses in our statement of operations. Finally, NTL Ireland is a separate business unit for financial reporting purposes effective January 1, 2003. We have reclassified amounts in prior periods to conform to the current period presentation.

We provide a broad range of communication services, including: (1) consumer telecommunications and television, (2) business telecommunications, (3) broadcast transmission and other related services and (4) carrier telecommunications services. Our consumer telecommunications and television services comprise broadband services to consumer markets including residential telephone, analog and digital cable television, Internet access and interactive services, as well as wholesale Internet access solutions to UK Internet service providers. Our business telecommunications services include business data, voice and Internet services. Our broadcast transmission and other services include digital and analog television and radio broadcast transmission services, tower site rental, satellite and media services for programmers, news agencies, sports broadcasters and production companies, and radio communications services to the public safety sector. Our carrier services division provides transmission, fiber and voice services for other telecommunications service providers over our national network in the UK and Ireland.

In our consumer telecommunications and television segment, we derive revenues principally from monthly fees and usage charges for (1) telephone service, (2) cable television service and (3) Internet access. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and TV or triple telephone, TV and Internet access.

In our business telecommunications segment, we derive revenues principally from monthly fees and usage charges for inbound and outbound voice, data and Internet services.

In our broadcast transmission and other services segment, we derive revenues principally from charges for (1) site leasing services, (2) national and regional television broadcasting, (3) national, regional and local radio broadcasting, (4) satellite up-linking for program and content distribution and (5) charges for various outstanding arrangements provided to public safety customers.

In our carrier services segment, we derive revenues principally from charges for transmission, fiber and voice services provided to other telecommunications service providers over our national network in the UK and Ireland.

The principal components of our expenses include (1) costs to connect our network to other networks (referred to as interconnection), (2) television programming costs, (3) payroll and other employee related costs, (4) repairs and maintenance, (5) facility related costs, such as rent, utilities and rates, (6) marketing and selling costs and (7) provisions for bad debts.

As expected, our growth in 2002 was curtailed by funding constraints. Cash constraints present many challenges to the successful execution of our business plan. We are conserving cash by minimizing capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations, we must reduce and limit customer churn. We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. This effort is at a relatively early stage although we have continued to make progress through March 31, 2003. Although the new system does not yet support our full suite of services, we expect to substantially complete the project by the third quarter of 2004. The total project cost is estimated to be approximately £75.0 million, of which we have incurred approximately £30.1 million through March 31, 2003. We cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on customer service, our churn rate and our costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

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

Our plan to reduce churn and to increase average revenue per unit (referred to as ARPU) includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

The wholesale national and international telecommunications market saw the reorganization or bankruptcy of many of the new entrant operators in 2002, especially those companies whose focus had been on serving carriers. As a result of this, several customers that had signed contracts with us running through 2003 are no longer in business. While this will have some effect on our revenue for 2003, most of our existing contracts are now with telecommunications companies with high volumes of retail traffic. Furthermore, our sales focus is on UK telecommunications companies who service the retail rather than the wholesale markets. We attempt to structure commercial arrangements to minimize any financial exposure to another operator.

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

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have a significant effect on results of operations or cash flows in 2002 or in the three months ended March 31, 2003.

NTL Ireland has now introduced a more rigorous credit policy that will lead to the involuntary disconnection of certain customers. As a result of this, NTL Ireland anticipates that its residential customer base will continue to decline by approximately 25,000 customers during the remainder of 2003. As a result, we expect a decline in revenue, programming costs and bad debt expense, but taken together we believe these changes will not have a significant overall impact on our results of operations or cash flows.

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated) and certain of NTL Incorporated and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Our operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time we emerged from Chapter 11 reorganization.

We operated our business as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, our consolidated financial statements for periods prior to our emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in our consolidated financial statements as of January 1, 2003.

Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying value of assets and liabilities was adjusted. The carrying value of assets was adjusted to their reorganization value that was equivalent to their estimated fair value. The carrying value of liabilities was adjusted to their present value.

The emergence from Chapter 11 and the adoption of fresh-start reporting as of January 1, 2003 resulted in the following items of income (expense) that were recognized on that date (in millions):

January 1,
2003

Predecessor
Company

Gain on debt discharge	$8,451.6
Fresh-start adoption — intangible assets	1,521.7
Fresh-start adoption — long-term debt	221.3
Fresh-start adoption — deferred tax liability	(68.6)
Fresh-start adoption — accrued expenses	(120.4)
Fresh-start adoption — fixed assets	(3,194.9)
Recapitalization expense	(8.0)

Net income	$6,802.7

Three Months Ended March 31, 2003 and 2002

Consolidated revenues increased by 10.5% to $875.9 million in the three months ended March 31, 2003, as compared to $792.9 million in the three months ended March 31, 2002. Consolidated revenues in UK pounds decreased by 1.7% to £546.5 million from £556.1 million.

In the three months ended March 31, 2003 and 2002, the United Kingdom accounted for 96.8% and 97.5%, respectively and Ireland accounted for 3.2% and 2.5%, respectively of total consolidated revenues.

Consolidated revenues in dollars and UK pounds were comprised of the following:

	Three Months Ended
	March 31,

	2003	2002

	(in millions)
Consumer	$580.3	$516.2
Business	120.2	118.3
Broadcast	103.1	91.8
Carrier	44.2	47.1
Ireland	28.1	19.5

Total revenue	$875.9	$792.9

Consumer	£362.1	£362.0
Business	75.0	83.0
Broadcast	64.3	64.4
Carrier	27.6	33.0
Ireland	17.5	13.7

Total revenue	£546.5	£556.1

In the three months ended March 31, 2003 and 2002, consumer telecommunications and television revenues were 66.3% and 65.1%, respectively, business telecommunications revenues were 13.7% and 14.9%, respectively, broadcast transmission and other revenues were 11.8% and 11.6%, respectively, carrier revenues were 5.0% and 5.9%, respectively and Ireland revenues were 3.2% and 2.5%, respectively of total consolidated revenues.

Consumer telecommunications and television revenues increased by 12.4% to $580.3 million from $516.2 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds increased by less than 1.0% to £362.1 million from £362.0 million. Consumer telecommunications and television revenues were effectively unchanged reflecting the decline in the customer base due to disconnects, which was offset by an increase in broadband Internet services, the impact of price increases and growth in our wholesale Internet services business.

Business telecommunications revenues increased by 1.6% to $120.2 million from $118.3 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased by 9.6% to £75.0 million from £83.0 million. Business telecommunications revenues decreased principally as a result of uncertainties arising from our Chapter 11 reorganization and the general climate for competitive telecoms service providers.

Broadcast transmission and other revenues increased by 12.3% to $103.1 million from $91.8 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased by less than 1.0% to £64.3 million from £64.4 million due to modest increases in site sharing and public safety revenues offset by modest decreases in other revenues.

Carrier revenues decreased 6.2% to $44.2 million from $47.1 million. These revenues in UK pounds decreased by 16.4% to £27.6 million from £33.0 million. The primary reason for this decline was the recognition of £7.1 million ($10.1 million) of deferred revenue in the three months ended March 31, 2002 related to the termination of a long-term contract upon the financial distress of one of the division’s customers.

NTL Ireland revenues increased 44.1% to $28.1 million from $19.5 million. These revenues in UK pounds increased 27.7% to £17.5 million from £13.7 million. The primary reasons for the increase were growth in digital television customers, a price increase that became effective in January 2003 and an increase in business sector revenues.

Operating expenses (including network expenses) increased 7.3% to $408.6 million from $380.9 million as a result of changes in foreign currency exchange rates. These expenses in UK pounds decreased 4.5% to £255.0 million from £267.1 million primarily as a result of decreases in telephony interconnection and television programming costs. Operating expenses as a percentage of revenues declined to 46.6% in 2003 from 48.0% in 2002.

Selling, general and administrative expenses increased 12.8% to $216.5 million from $192.0 million primarily as a result of changes in foreign currency exchange rates. These expenses in UK pounds increased less than 1.0% to £135.1 million from £134.7 million. Selling, general and administrative expenses as a percentage of revenues increased to 24.7% in 2003 from 24.2% in 2002. The small change in these expenses in 2003 as compared to 2002 reflects an increase in marketing and selling costs offset by various cost savings efforts including restructurings announced in the fourth quarter of 2002.

Other charges of $2.9 million and $1.6 million in the three months ended March 31, 2003 and 2002, respectively were restructuring charges for employee severance and related costs. These costs were incurred for approximately 125 employees and approximately 55 employees in the three months ended March 31, 2003 and 2002, respectively.

The following table summarizes the restructuring charges incurred and utilized since December 31, 2002:

	Employee
	Severance	Lease
	and Related	Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)
Balance, December 31, 2002	$19.6	$78.7	$1.2	$1.5	$101.0
Foreign currency exchange translation adjustments	1.2	5.3	0.1	0.1	6.7
Charged to expense	2.9	—	—	—	2.9
Utilized	(18.6)	(3.8)	—	(0.4)	(22.8)

Balance, March 31, 2003	$5.1	$80.2	$1.3	$1.2	$87.8

Depreciation expense decreased to $259.2 million from $322.5 million primarily due to the $2,498.0 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003 due to the adoption of fresh-start reporting.

Amortization expense increased to $49.8 million from $14.9 million due to the $1,222.6 million increase in customer lists that are subject to amortization effective January 1, 2003 due to the adoption of fresh-start reporting.

Interest expense decreased to $176.5 million from $324.8 million primarily as a result of the $9,486.9 million cancellation of debt on January 10, 2003 in connection with our emergence from Chapter 11 reorganization. Interest of $220.7 million and $199.7 million was paid in cash in the three months ended March 31, 2003 and 2002, respectively.

Recapitalization expense was $32.1 million in the three months ended March 31, 2002. Recapitalization expense includes all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expense in the three months ended March 31, 2002 included $8.8 million for employee retention related to substantially all of our UK employees and $23.3 million for financial advisor, legal, accounting and consulting costs.

Foreign currency transaction losses were $3.4 million and $5.0 million in the three months ended March 31, 2003 and 2002, respectively. These losses in 2003 are primarily due to the effect of changes in exchange rates on U.S. dollar denominated debt of our subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC whose functional currency is not the U.S. dollar. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax (expense) benefit was expense of $16.2 million in the three months ended March 31, 2003 and benefit of $11.3 million in the three months ended March 31, 2002. The 2003 expense is composed of $10.5 million U.S. income tax expense and $5.7 million of deferred foreign income tax expense. None of the 2003 income tax is expected to be payable in the next year.

Net loss was $254.4 million in the three months ended March 31, 2003 and $459.9 million in the three months ended March 31, 2002. This change was the result of the factors discussed above, particularly the reduction in interest expense of $148.3 million in 2003.

Basic and diluted net loss per common share in the three months ended March 31, 2002 is computed as if the 50.5 million shares issued in connection with our emergence from Chapter 11 reorganization on January 10, 2003 were outstanding as of January 1, 2002.

Fixed assets, net, totaled $7,630.3 million and $11,088.9 million, representing 71.5% and 85.0% of total assets, at March 31, 2003 and December 31, 2002, respectively. Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Internal costs directly related to the construction and installation of fixed assets, including payroll and related costs of certain employees and rent and other occupancy costs are capitalized. The payroll and related costs of certain employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimates. We are in the process of upgrading our accounting systems to reduce reliance upon estimates in determining amounts capitalized. Rent and other occupancy costs are capitalized based on rates derived from the costs of the facilities and a factor based on function or use. The internal costs capitalized in the three months ended March 31, 2003 and the year ended December 31, 2002 were approximately £23 million ($36.3 million) and £115 million ($185.1 million), respectively.

The American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft is not currently GAAP. However, if this Exposure Draft is adopted, it would require among other things that rent and other occupancy costs are charged to expense as incurred. In the three months ended March 31, 2003 and the year ended December 31, 2002, we capitalized approximately £2 million and £9 million of such costs.

The following table includes the calculation of internal costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Three
	Months	Year
	Ended	Ended
	March 31,	December 31,
	2003	2002

	(in millions)
Internal costs capitalized	$36.3	$185.1
Total operating and selling, general and administrative expenses	625.1	2,291.0
Internal costs capitalized as a percentage of total operating and selling, general and administrative expenses	5.8%	8.1%
Purchase of fixed assets	185.2	680.9
Internal costs capitalized as a percentage of purchase of fixed assets	19.6%	27.2%

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivative financial instruments for trading or speculative purposes.

To the extent we obtain financing in U.S. dollars and incurs construction and operating costs in various other currencies, we will encounter currency exchange rate risks. Furthermore, our revenues are generated in foreign currencies while our interest and principal obligations with respect to a significant portion of our existing indebtedness are payable in U.S. dollars.

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The following table provides information as of March 31, 2003 about our long-term fixed and floating interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates.

	Nine
	Months	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending			Value
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	03/31/03

(in millions)
Long-term Debt
Including Current
Portion
U.S. Dollars
Fixed Rate	—	$—	$—	$—	$517.3	$668.2	$1,185.5	$1,021.6
Average Interest
Rate					11.20%	17.37%
U.K. Pound
Fixed Rate	—	—	—	—	—	£135.0	£135.0	£101.3
Average Interest
Rate						10.00%
Average Forward
Exchange
Rate						1.4326
U.K. Pound
Variable Rate	—	—	£2,584.8	£408.3	—	—	£2,993.1	£2,993.1
Average Interest
Rate			LIBOR plus 3.5%	LIBOR plus 8.0%
Average Forward
Exchange
Rate		—	1.5417	1.5344
U.K. Pound
Variable Rate	—	—	—	£20.0	£180.0	—	£200.0	£200.0
Average Interest
Rate				LIBOR plus 5.5%	LIBOR plus 5.5%
Average Forward
Exchange
Rate				1.5344	1.5291

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

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

Moreover, we currently expect that we will require between £5.0 million and £15.0 million to fund our working capital and capital expenditures, net of cash from operations, in the twelve months from April 1, 2003 to March 31, 2004. We believe that cash, cash equivalents and marketable securities on hand of $478.8 million as of March 31, 2003 will be sufficient for our cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

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

We are a holding company that is dependent upon cash flow from our subsidiaries to meet our obligations; our ability to access that cash flow may be limited in some circumstances. In addition, the Exit Notes are structurally subordinated to the obligations of our subsidiaries that are not senior guarantors.

We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries, including interest and principal obligations with respect to the Exit Notes. We depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. Because of our substantial leverage and our dependence on our operating subsidiaries to generate distributions, there can be no assurance that we will have adequate funds to fulfill our interest and principal obligations in respect of the Exit Notes. In addition, the terms of existing and future indebtedness of us and our subsidiaries, including our Working Capital Credit Facility and Senior Credit Facility, and the indentures governing the notes of Diamond Holdings and NTL Triangle, and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

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

We are, and, for the foreseeable future will continue to be, highly leveraged. As of March 31, 2003, the accreted value of our total long-term indebtedness less unamortized discount of $6,228.7 million represents 70.3% of our total capitalization.

Our substantial indebtedness, coupled with the relatively high effective interest rate on the notes, could adversely affect our financial health and, consequently, erode shareholder value, by, among other things:

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

As part of our implementation of the Plan, we issued $558.249 million principal amount of the old notes to certain of our creditors under the terms of an indenture. In addition, we amended the terms of our existing Senior Credit Facility and Working Capital Credit Facility.

The indentures governing our outstanding notes, including the Exit Notes, among other things, significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

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

Similar restrictive covenants are contained in our Senior Credit Facility and Working Capital Credit Facility which are applicable to us and most of our subsidiaries. In addition, under our credit facilities, we and our subsidiaries must comply with certain financial covenants specifying various financial performance levels that we are required to meet. In the event we were to fail to meet any of these covenants and were unable to cure such breach or otherwise renegotiate such covenant, the lenders under those facilities would have significant rights to seize control of most of our assets. Such a default, or a breach of any of the other obligations in the indenture governing the notes, could also trigger a default under the notes.

The covenants in our credit facilities and the indentures governing our outstanding notes and any future debt may significantly restrict our future operations. Furthermore, upon the occurrence of any event of default under the indentures governing our outstanding notes, our credit facilities or the agreements governing any other debt of our subsidiaries, the lenders could elect to declare all amounts outstanding under such indentures, credit facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders accelerate the payment of those amounts, we cannot assure you that our assets and the assets of our subsidiaries will be sufficient to repay in full those amounts.

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

We are subject to significant competition in each of our business areas and we expect that competition will intensify — if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business - telephony and television — the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas, particularly business telecommunications and the Internet. Some of our competitors have substantially greater financial and technical resources than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

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

We significantly decreased the amount we were spending on capital expenditures due to liquidity constraints during the recapitalization process and expect to continue to reduce capital expenditures during 2003. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected.

We remain subject to the risks of successfully integrating the acquisitions through which we have historically grown our business. In particular, we are in the process of integrating our various billing and operation platforms — if we do not complete this integration, we could experience an adverse effect on our customer service, churn rate and operating costs.

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

We plan to increase our customer and revenue generating unit (referred to in this quarterly report as an RGU) base in 2003. If demand for our products and services is greater than anticipated, our customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. Our business plan also includes the migration of our customers from analog to digital service. The migration process could also increase churn levels.

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

As a result of capital constraints imposed on our business during our restructuring, we engaged in a process of reducing expenditures in a variety of areas, including by way of a substantial reduction in capital expenditure, a reduction in the number of our employees and the outsourcing of some functions. Our prospects will depend in part on our ability to continue to control costs and operate more efficiently, while maintaining and improving our existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

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

We are dependant upon a small number of key personnel.

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

Our broadcast services and carrier telecommunications businesses are dependent upon certain important contracts.

Our broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that we may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with us, we cannot assure you that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by us on a basis less favorable to us or that they would not seek to obtain from third parties a portion of the transmission services that we currently provide.

Other contracts important to our broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and we cannot assure you that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

Our carrier services and mobile business has a contract with Orange plc for the design, build and maintenance of its mobile network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

In addition, our carrier services and mobile business currently has a contract with Vodafone for the supply of mobile transmission services, including core inter-switch and backhaul network capacity. This contract is scheduled to terminate in October 2004 and there are no present indications that it will be renewed..

The loss of any one of these contracts could have a material adverse effect on the relevant business division.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the now consummated Chapter 11 cases, proofs of claim were filed against us and other debtors in those cases by Morgan Stanley Senior Funding Inc. for $11,400,000. These claims are asserted by Morgan Stanley Senior Funding Inc. to relate to alleged unpaid fees for commitments of capital made to various companies within the former NTL group of companies in 1999. We believe we have legitimate defenses to all of these claims. In addition, on May 7, 2003, we filed in the United States Bankruptcy Court for the Southern District of New York an objection to one of these claims seeking its dismissal on the grounds that it was not properly before the Bankruptcy Court and asserting, in the alternative, that we had valid defenses to such claim.

NTL Europe, our former parent company prior to our emergence from Chapter 11 on January 10, 2003, and certain of its officers, including our President — Chief Executive Officer, have been named as defendants in a number of purported securities class action lawsuits. The complaints in those cases generally allege that the defendants failed to accurately disclose NTL Europe’s financial condition, finances and future prospects in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. We do not know of any facts that would support these allegations, and the defendants have informed us that they intend to defend these lawsuits vigorously. While NTL Europe has been released from liability in these actions as a result of the consummation of the Plan, the case remains pending against the individuals named as defendants. We have not been named as a defendant. The cases have been consolidated for all purposes before the United States District Court for the Southern District of New York.

Two separate proceedings have been initiated in the United States Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P., respectively, requesting that we be held liable for alleged damages attributable to their respective trading in our “when-issued” common stock prior to the consummation of the Plan. The damages allegedly arise from our actions in seeking Bankruptcy Court approval to reduce the number of shares of our new common stock issued to various former creditors and stockholders of our former parent company and its subsidiaries, including us, from 200 million to 50 million shares. We believe that we acted at all times in accordance with properly authorized process of the Bankruptcy Court, that the “when-issued” market is regulated solely by, and subject to the rules of, the NASD, which acted as it deemed appropriate in this matter, and that in any event these claims against us are barred under the terms of the Plan. We believe that these actions are without merit and intend to defend ourselves vigorously.

We are involved in certain other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On the Effective Date, we filed the Amended and Restated Certificate of Incorporation of NTL Communications Corp. (the “Certificate”) with the Secretary of State of the State of Delaware, authorizing, among other things, the change in our name from “NTL Communications Corp.” to “NTL Incorporated” and adopted the Amended and Restated By-Laws of NTL Incorporated (the “By-Laws”). Pursuant to the Certificate, our authorized capital stock, after the Effective Date, consists of 400,000,000 shares of Common Stock (as defined herein) and 5,000,000 shares of preferred stock, par value $0.01 per share. The Certificate and By-Laws were filed as Exhibits 1 and 2, respectively, to our registration statement on Form 8-A (the “Form 8-A”) filed with the Securities and Exchange Commission on the Effective Date, and are incorporated by reference herein. A description of our capital stock and other related matters is set forth in the Form 8-A, which is also incorporated by reference herein.

On the Effective Date and pursuant to the Plan, the following securities, representing all of our previously outstanding public debt and equity securities, were cancelled: our previously outstanding common stock, par value $0.01 per share; 12.75% Senior Deferred Coupon Notes due 2005; 11.5% Senior Notes due 2008; 11.5% Senior Deferred Coupon Notes due 2006; 12.375% Senior Deferred Coupon Notes due 2008; 9.25% Senior Euro Notes due 2006; 9.75% Senior Sterling Deferred Coupon Notes due 2009; 10% Senior Notes due 2007; 9.875% Senior Euro Notes due 2009; 9.5% Senior Sterling Notes due 2008; 11.5% Euro Deferred Coupon Notes due 2009; 10.75% Senior Deferred Coupon Notes due 2008; 11.875% Senior Notes due 2010; 9.75% Senior Deferred Coupon Notes due 2008; 12.375% Senior Euro Notes due 2008; 6.75% Convertible Notes due 2008 (co-obligation of us and the former NTL Incorporated); and 7% Convertible Subordinated Notes due 2008 (co-obligation of us, the former NTL Incorporated, and NTL Delaware).

On the Effective Date and pursuant to the Plan, we issued to certain of our and our subsidiaries’ former creditors and stockholders (a) 50,000,000 shares of our common stock, par value $0.01 per share, together with associated preferred stock purchase rights (the “Common Stock”), and (b) warrants to purchase 8,750,000 shares (subject to adjustment) of Common Stock at an exercise price of $309.88 per share (subject to adjustment) (the “Series A Warrants”). These shares of Common Stock and Series A Warrants were issued in reliance on the exemption from registration afforded by Section 1145 of the US Bankruptcy Code. We received no proceeds from the issuance of such shares of Common Stock and Series A warrants.

We issued an additional 496 shares of Common Stock and 496 Series A Warrants subscribed for in the Equity Rights Offering and 473 shares of Common Stock subscribed for in the Noteholder Election Option on the Effective Date. These shares of Common Stock and Series A Warrants were also issued in reliance on the exemption from registration afforded by Section 1145 of the US Bankruptcy Code. After expenses, we received no net proceeds from such offerings.

Also on the Effective Date, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, the Company and certain of our subsidiaries issued 19% Senior Secured Notes due 2010 (the “Exit Notes”) and 500,000 shares of our Common Stock to the initial purchasers of the Exit Notes. The gross proceeds from the Exit Notes and such shares totaled $500 million. The aggregate net proceeds of $500,000,000 from the sale of the Exit Notes and 500,000 shares of our Common Stock to the initial purchasers of the Exit Notes were used in part to repay approximately $68 million outstanding under our debtor-in possession facility (which was repaid on the Effective Date), to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. The remaining proceeds will be used to finance our construction, capital expenditure and working capital requirements, including debt service and repayment obligations and to make acquisitions of businesses and assets related to our business. A description of the Exit Notes is set forth in our registration statement on Form S-4 filed with the Securities and Exchange Commission on April 17, 2003, which is incorporated by reference herein.

We have reserved (a) 8,750,496 shares (subject to adjustment) of Common Stock for issuance upon exercise of the Series A Warrants and (b) 5,000,000 shares (subject to adjustment) of Common Stock for issuance upon exercise of the management incentive options authorized for grant under our management incentive plan.

On January 24, 2003, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, an aggregate of 83,245 shares of our Common Stock was issued in escrow to certain of our executives pursuant to their employment agreements. We received no proceeds from the issuance of such shares of our Common Stock.

On March 28, 2003, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, the following securities were issued to James F. Mooney, our Non-Executive Chairman, pursuant to his employment agreement: (i) 200,000 shares of restricted Common Stock that will vest equally on a quarterly basis over a three-year period; (ii) stock options for the purchase of 100,000 shares of Common Stock that vested immediately upon issuance; and (ii) stock options for the purchase of 300,000 shares of Common Stock that will vest 20% per year on a quarterly basis over five years. No restricted shares or shares under option may be sold prior to the first anniversary date of Mr. Mooney’s employment with us. We received no proceeds from the issuance of such shares of our Common Stock.

The Common Stock and Series A Warrants are quoted on the Nasdaq National Market under the symbols “NTLI” and “NTLIW,” respectively. The Exit Notes are not listed or quoted on any national securities exchange or national market system or registered under the Exchange Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

3.1	Amended and Restated By-Laws of NTL Incorporated
99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K, dated January 10, 2003, reporting under Item 5, Other Events, that the Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 and confirmed on September 5, 2002, became effective.

No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED

Date: May 14, 2003	By:	/s/ Barclay Knapp

Barclay Knapp
President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ Gregg N. Gorelick

Gregg N. Gorelick
Vice President-Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Barclay Knapp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NTL Incorporated;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Barclay Knapp

Barclay Knapp
Chief Executive Officer -
President and Director

I, Scott E. Schubert, certify that:

1.I have reviewed this quarterly report on Form 10-Q of NTL Incorporated;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Scott E. Schubert

Scott E. Schubert
Chief Financial Officer