Form 10-K/A
period 2002-12-31
NTL INC
filed 2003-05-30
CIK 906347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

The following items were the subject of a Form 12b-25 and were previously omitted pursuant to Rule 12b-21, and are included herein: the financial statements and related notes and financial statement schedules of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001, and for the three years ended December 31, 2002 required by Rule 3-10 of Regulation S-X.

Form 10-K/A

Amendment No. 3

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

NONE

Explanatory Note

We are filing this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2002, which was filed on March 31, 2002 and subsequently amended by Amendment No. 1 thereto, filed on April 15, 2003, and by Amendment No. 2 thereto, filed on April 29, 2003 (as so amended, the “Form 10-K”) to amend and restate the Form 10-K in its entirety to include: (i) the financial statements and related notes and financial statement schedules of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001, and for the three years ended December 31, 2002 required by Rule 3-10 of Regulation S-X, which were previously the subject of a Form 12b-25 and previously omitted pursuant to Rule 12b-21; and (ii) to correct an inadvertent error in the table summarizing restructuring charges incurred and utilized in 2000, 2001 and 2002, which appears under “Results of Operations” in Item 7 (Management’s Discussion and Analysis) and under Note 13 (Other Charges Including Restructuring Charges) in the Notes to Consolidated Financial Statements, by adjusting the amounts set forth in the “2002 provision utilized” row to decrease “Employee Severance and Related Costs” by $7.7 million and make a corresponding increase in the “Other” column.

In addition, our principal executive officer and principal financial officer are providing the certifications required by Rule 13a-14, promulgated under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with this Form 10-K/A. Except as described above, no other changes have been made to the Form 10-K.

IMPORTANT EXPLANATORY NOTE REGARDING THE CONSOLIDATED FINANCIAL STATEMENTS OF NTL (EUROPE), INC. AND NTL (DELAWARE), INC. INCLUDED IN THIS ANNUAL REPORT

During the period ended December 31, 2002, we had outstanding two series of registered convertible notes, our 7% Convertible Subordinated Notes due 2008 (the “7% Notes”) and our 6-3/4% Convertible Senior Notes due 2008 (the “6-3/4% Notes” and, together with the 7% Notes, the “Convertible Notes”). The Convertible Notes were cancelled under our joint plan of reorganization (the “Plan”), which was consummated on January 10, 2003, and are thus no longer outstanding. The 7% Notes were co-obligations of NTL Europe, Inc. and NTL (Delaware), Inc. and the 6-3/4% Notes were co-obligations of NTL Europe, Inc. NTL (Delaware), Inc. is a wholly-owned subsidiary of NTL Europe, Inc. and is not a subsidiary of ours.

Because the Convertible Notes were outstanding as of December 31, 2002, Rule 3-10 of Regulation S-X requires our Annual Report on Form 10-K for the year ended December 31, 2002 to include consolidated balance sheets for each of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001 and consolidated statements of operations and cash flows of each of NTL Europe, Inc. and NTL (Delaware), Inc. for the years ended December 31, 2002, 2001 and 2000 and the related notes and financial statement schedules (the “Co-obligor Financial Statements”). The Co-obligor Financial Statements are included in this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2002.

In reviewing this Annual Report, including the Co-obligor Financial Statements, you should be aware that since the consummation of the Plan, we are no longer affiliated with NTL Europe, Inc. or NTL (Delaware), Inc. and the business and operations of those companies are separate from our business and operations. In addition, in evaluating our historical performance, you should be aware that prior to the consummation of the Plan, NTL Europe, Inc. and NTL (Delaware), Inc. were parent holding companies of the Company and, consequently, their assets and liabilities and cash flows (except those relating to our group) were historically never part of our consolidated group.

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

	Employee
	Severance	Lease
	and Related	Exit	Agreement	Fixed
	Costs	Costs	Modifications	Assets	Other	Total

Charged to expense	$47.9	$18.0	$—	$—	$—	$65.9
Utilized	—	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	—	(13.9)
Charged to expense	98.7	32.4	27.7	57.9	—	216.7
2001 provision utilized	(26.2)	—	—	(57.9)	—	(84.1)

Balance, December 31, 2001	72.5	33.5	27.7	—	—	133.7
2000 provision utilized	—	(1.1)	—	—	—	(1.1)
2001 provision utilized	(71.9)	(17.3)	(16.2)	—	—	(105.4)
2001 provision released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	35.2	78.9	1.2	7.5	9.2	132.0
2002 provision utilized	(15.6)	(0.2)	—	(7.5)	(7.7)	(31.0)

Balance, December 31, 2002	$19.6	$78.7	$1.2	$—	$1.5	$101.0

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

\

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

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements — See list of Financial Statements on page F-1.

(2) Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

(3) Exhibits — See Exhibit Index on page 57.

(b)	During the fourth quarter of 2002, the Company filed the following Current Reports on Form 8-K: Form 8-K dated November 7, 2002 (filed November 7, 2002) under Item 9. reporting the resignation of the Managing Director and Chief Operating Officer of NTL’s UK and Ireland businesses; Form 8-K dated December 2, 2002 (filed December 2, 2002) under Item 9. reporting that the Company expected to reach agreement in principle on the final terms of the arrangements necessary for the Company to consummate the Plan with the providers of the exit facility and the bank steering committee; and Form 8-K dated December 24, 2002 (filed December 30, 2002) under Item 9. reporting the filing in the UK of a Fourth Supplementary Prospectus in accordance with UK Public Offers of Securities Regulations 1995.

(c)	Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2000, by and among NTL Incorporated (now NTL Europe, Inc.), NTL Holdings Incorporated (now NTL (Delaware), Inc.) and Holdings Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-3/A filed by NTL (Delaware), Inc. and NTL Incorporated on July 14, 2000, File No. 333-36434)

2.2	Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3/A filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)

2.3	Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, by and among NTL Incorporated, NTL (Bermuda) Limited, and Comcast UK Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)

2.4	Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among NTL Incorporated, NTL(Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex B to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)

2.5	Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)

2.6	Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)

2.7	Transaction Agreement, dated as of July 26, 1999, by and among, Bell Atlantic Corporation, Cable and Wireless PLC, Cable, Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)

2.8	Second Amended Joint Plan of Reorganization of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as confirmed on September 5, 2002 and subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

3.1	Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

3.2	Amended and Restated By-Laws of NTL Incorporated (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by NTL Incorporated on May 14, 2003, File No. 000-22616)

4.1	Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the other parties listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.2	Exchange and Registration Rights Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.3	Indenture, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.4	Indenture, dated as of November 11, 1995, by and between Comcast UK Cable Partners Limited (now NTL (Triangle) LLC) and Bank of Montreal Trust Company as Trustee with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Comcast UK Cable Partners Limited on November 5, 1995, File No. 33-96932)

4.5	First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL (Triangle) LLC) and Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL (Triangle) LLC on November 4, 1998, File No. 000-24792)

4.6	Indenture, dated as of February 6, 1998, by and among Diamond Holdings Limited, Diamond Cable Communications Limited, and The Bank of New York as Trustee, with respect to the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on March 20, 1998, File No. 333-48413)

4.7	Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.8	Stockholder Rights Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.1	Purchase Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.2	£2,500,000,000 Credit Agreement originally dated May 30, 2000, and made among, NTL Communications Limited; NTL Business Limited (which novated its rights and obligations to NTL Investment Holdings Limited); NTL Communications Corp.; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Limited; J.P. Morgan Europe Limited (formerly known as Chase Manhattan International Limited) and the lenders party thereto (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.3	£1,300,000,000 Credit Agreement originally dated May 30, 2000, and made among, NTL Communications Corp.; NTL (UK) Group, Inc.; NTL Communications Ltd; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Ltd and Chase Manhattan International Ltd (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.4	Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.5	Transitional Services Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.6	De-Merger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.7	Novation Agreement, dated January 9, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

10.8	Form of 2003 Stock Option Plan of NTL Incorporated (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

10.9	Framework Agreement For The Provision Of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.10	Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.11	Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Barclay Knapp (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

10.12	Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Richard J. Lubasch (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

10.13	Form of Director and Officer Indemnity Agreement and a schedule of persons to whom the agreement has been provided (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

12	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to the Form 10-K filed by NTL Incorporated on March 31, 2003, File No. 000-22616)

21	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 30, 2003

NTL INCORPORATED

By:	/s/ Barclay Knapp

Barclay Knapp
Chief Executive Officer, President and Director

CERTIFICATIONS

I, Barclay Knapp, certify that:

1.	I have reviewed this amendment No. 3 to the annual report on Form 10-K/A of NTL Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003	/s/ Barclay Knapp

Barclay Knapp Chief Executive Officer, President and Director

I, Scott Schubert, certify that:

1.	I have reviewed this amendment No. 3 to the annual report on Form 10-K/A of NTL Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003	/s/ Scott Schubert

Scott Schubert Chief Financial Officer

Form 10-K/A-Item 15(a)(1) and (2)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Index to Consolidated Financial Statements
and Financial Statement Schedules

The following consolidated financial statements of NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries, NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries and NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries are included in Item 8:

The following consolidated financial statement schedules of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries, NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries and NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries are included in Item 15(d):

The following financial statements of are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

IMPORTANT EXPLANATORY NOTE REGARDING THE CONSOLIDATED FINANCIAL STATEMENTS OF NTL (EUROPE), INC. AND NTL (DELAWARE), INC. INCLUDED IN THIS ANNUAL REPORT

During the period ended December 31, 2002, we had outstanding two series of registered convertible notes, our 7% Convertible Subordinated Notes due 2008 (the “7% Notes”) and our 6-3/4% Convertible Senior Notes due 2008 (the “6-3/4% Notes” and, together with the 7% Notes, the “Convertible Notes”). The Convertible Notes were cancelled under our joint plan of reorganization (the “Plan”), which was consummated on January 10, 2003, and are thus no longer outstanding. The 7% Notes were co-obligations of NTL Europe, Inc. and NTL (Delaware), Inc. and the 6-3/4% Notes were co-obligations of NTL Europe, Inc. NTL (Delaware), Inc. is a wholly-owned subsidiary of NTL Europe, Inc. and is not a subsidiary of ours.

Because the Convertible Notes were outstanding as of December 31, 2002, Rule 3-10 of Regulation S-X requires our Annual Report on Form 10-K for the year ended December 31, 2002 to include consolidated balance sheets for each of NTL Europe, Inc. and NTL (Delaware), Inc. as of December 31, 2002 and 2001 and consolidated statements of operations and cash flows of each of NTL Europe, Inc. and NTL (Delaware), Inc. for the years ended December 31, 2002, 2001 and 2000 and the related notes and financial statement schedules (the “Co-obligor Financial Statements”). The Co-obligor Financial Statements are included in this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the period ending December 31, 2002.

In reviewing this Annual Report, including the Co-obligor Financial Statements, you should be aware that since the consummation of the Plan, we are no longer affiliated with NTL Europe, Inc. or NTL (Delaware), Inc. and the business and operations of those companies are separate from our business and operations. In addition, in evaluating our historical performance, you should be aware that prior to the consummation of the Plan, NTL Europe, Inc. and NTL (Delaware), Inc. were parent holding companies of the Company and, consequently, their assets and liabilities and cash flows (except those relating to our group) were historically never part of our consolidated group.

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

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.   Other Charges Including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2000, 2001 and 2002:

	Employee	Lease
	Severance	Exit	Agreement	Fixed
	and Related Costs	Costs	Modifications	Assets	Other	Total

Charged to expense	$47.9	$18.0	$—	$—	$—	$65.9
Utilized	—	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	—	(13.9)
Charged to expense	98.7	32.4	27.7	57.9	—	216.7
2001 provision utilized	(26.2)	—	—	(57.9)	—	(84.1)

Balance, December 31, 2001	72.5	33.5	27.7	—	—	133.7
2000 provision utilized	—	(1.1)	—	—	—	(1.1)
2001 provision utilized	(71.9)	(17.3)	(16.2)	—	—	(105.4)
2001 provision released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	35.2	78.9	1.2	7.5	9.2	132.0
2002 provision utilized	(15.6)	(0.2)	—	(7.5)	(7.7)	(31.0)

Balance, December 31, 2002	$19.6	$78.7	$1.2	$—	$1.5	$101.0

14.   Income Taxes

The (benefit) expense for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Current:
Federal	$—	$—	$—
State and local	(1.2)	1.2	—

Foreign	—	0.5	0.9

Total current	(1.2)	1.7	0.9

Deferred:
Foreign	(24.5)	116.4	(80.8)

Total deferred	(24.5)	116.4	(80.8)

	$(25.7)	$118.1	$(79.9)

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

NTL Delaware was a lender under the DIP facility. Interest expense – NTL Europe, Inc. includes $2.9 million of fees paid to NTL Delaware under this facility.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NTL Europe, Inc. (formerly NTL Incorporated)

We have audited the consolidated balance sheets of NTL Europe, Inc. (formerly NTL Incorporated) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Europe, Inc. (formerly NTL Incorporated) and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
May 28, 2003

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$277.5	$228.3
Marketable securities	17.3	—
Accounts receivable — trade, less allowance for doubtful accounts of $9.4 (2002) and $6.6 (2001)	243.4	194.2
Other	50.3	67.9
Discontinued operations	12,968.1	13,331.0

Total current assets	13,556.6	13,821.4
Fixed assets, net	1,682.1	1,494.9
Goodwill	218.7	960.0
Customer lists, net of accumulated amortization of $171.4 (2002) and $91.1 (2001)	62.8	104.1
Investments in and loans to affiliates, net	13.0	267.8
Deferred tax asset	195.3	20.4
Other assets, net of accumulated amortization of $62.4 (2002) and $24.9 (2001)	120.9	190.3

Total assets	$15,849.4	$16,858.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets — continued
(dollars in millions)

	December 31,

	2002	2001

Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$49.3	$37.7
Accrued expenses and other	92.5	158.5
Interest payable	43.5	50.5
Deferred revenue	235.6	173.3
Current portion of long-term debt	2,719.3	3,460.2
Discontinued operations (including liabilities subject to compromise of $10,157.8)	17,956.2	16,426.2

Total current liabilities	21,096.4	20,306.4
Long-term debt	—	—
Other	132.7	156.6
Deferred income taxes	226.0	164.6
Liabilities subject to compromise, including redeemable preferred stock	4,294.1	—
Commitments and contingent liabilities
Redeemable preferred stock — $.01 par value, plus accreted dividends; liquidation preference $3,024.7; less unamortized discount of $33.4 (2002) and $53.4 (2001); issued and outstanding 2.1 shares (2002 and 2001)	—	2,773.7
Shareholders’ (deficiency):
Series preferred stock — $.01 par value; authorized 10.0 shares; liquidation preference $3,160.0; issued and outstanding 3.0 shares (2002 and 2001)	—	—
Common stock — $.01 par value; authorized 800.0 shares; issued and outstanding 276.6 shares (2002 and 2001)	2.8	2.8
Additional paid-in capital	13,574.9	13,720.0
Accumulated other comprehensive (loss)	(830.2)	(1,072.8)
(Deficit)	(22,647.3)	(19,192.4)

	(9,899.8)	(6,542.4)

Total liabilities and shareholders’ (deficiency)	$15,849.4	$16,858.9

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Operations
(dollars in millions, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues	$435.9	$391.6	$226.8
Costs and expenses Operating expenses (exclusive of depreciation shown separately below)	175.4	170.4	88.9
Selling, general and administrative expenses	138.8	178.0	103.1
Asset impairments	854.3	912.1	—
Other charges	3.5	12.2	—
Corporate expenses	11.5	42.5	23.8
Depreciation	222.7	154.4	87.4
Amortization	95.5	433.4	299.3

	1,501.7	1,903.0	602.5

Operating (loss)	(1,065.8)	(1,511.4)	(375.7)
Other income (expense) Interest income and other, net	(11.0)	20.4	45.5
Interest expense (contractual interest of $223.5 (2002))	(156.1)	(195.1)	(139.7)
Share of (losses) from equity investments	(251.3)	(660.0)	(46.7)
Other gains (losses)	3.0	(58.9)	—
Foreign currency transaction gains (losses)	9.3	(14.3)	(62.5)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,471.9)	(2,419.3)	(579.1)
Recapitalization items, net	(4.8)	—	—

(Loss) before income taxes and discontinued operations	(1,476.7)	(2,419.3)	(579.1)
Income tax benefit (expense)	128.1	50.9	22.9

(Loss) from continuing operations	(1,348.6)	(2,368.4)	(556.2)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,100.6)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,106.3)	(11,872.9)	(2,407.5)

Net (loss)	(3,454.9)	(14,241.3)	(2,963.7)
Preferred stock dividends (contractual dividends of $370.6 (2002))	(145.1)	(325.7)	(194.0)

Net (loss) available to common shareholders	$(3,600.0)	$(14,567.0)	$(3,157.7)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(5.40)	$(9.76)	$(3.46)
(Loss) from discontinued operations	(7.62)	(43.02)	(11.08)

Net (loss) per common share	$(13.02)	$(52.78)	$(14.54)

Weighted average shares	276.6	276.0	217.1

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholders’ (Deficiency)
(dollars in millions)

	Series Preferred Stock		Common Stock		Additional
	$.01 Par Value		$.01 Par Value		Paid-In

	Shares	Par	Shares	Par	Capital

Balance, December 31, 1999	1.3	$—	132.4	$1.3	$4,125.1
Exercise of stock options			2.3	—	36.3
Rescission of stock option exercises			(0.2)		(1.1)
Exercise of warrants			1.3	—	9.0
Common stock issued for cash			42.2	0.4	2,327.2
Preferred stock issued for cash	2.0				1,862.0
Common stock issued for an acquisition			84.9	0.9	5,487.4
Conversion of series preferred stock	(0.5)	—	9.2	0.1	7.5
Preferred stock issued for dividends					9.4
Accreted dividends on preferred stock	0.1	—			(97.8)
Accretion of discount on preferred stock					(0.3)
Comprehensive loss:
Net loss for the year ended December 31, 2000 Currency translation adjustment Unrealized net losses on investments Total

Balance, December 31, 2000	2.9	—	272.1	2.7	13,764.7
Exercise of stock options			1.1		13.0
Non-cash compensation					30.6
Accreted dividends on preferred stock	0.1				(195.5)
Accretion of discount on preferred stock					(25.3)
Conversion of 7% Convertible Notes			3.3	0.1	128.2
Common stock issued for an acquisition			0.1		4.3
Comprehensive loss:
Net loss for the year ended December 31, 2001 Currency translation adjustment Unrealized net losses on investments Unrealized net losses on derivatives Total

Balance, December 31, 2001	3.0	—	276.6	2.8	13,720.0
Accreted dividends on preferred stock					(125.1)
Accretion of discount on preferred stock					(20.0)
Comprehensive loss:
Net loss for the year ended December 31, 2002 Currency translation adjustment Reclassification adjustment Additional minimum pension liability Unrealized net losses on derivatives Total

Balance, December 31, 2002	3.0	$—	276.6	$2.8	$13,574.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholders’ (Deficiency) — continued
(dollars in millions)

			Accumulated Other
			Comprehensive
			(Loss)
			Unrealized	Unrealized
		Foreign	Net	Net
	Comprehensive	Currency	Losses on	Losses on	Minimum Pension
	(Loss)	Translation	Investments	Derivatives	Liability	(Deficit)

Balance, December 31, 1999		$(2.1)				$(1,987.4)
Exercise of stock options Rescission of stock option exercises Exercise of warrants Common stock issued for cash Preferred stock issued for cash Common stock issued for an acquisition Conversion of series preferred stock Preferred stock issued for dividends Accreted dividends on preferred stock Accretion of discount on preferred stock Comprehensive loss:

Net loss for the year ended December 31, 2000	$(2,963.7)					(2,963.7)
Currency translation adjustment	(432.6)	(432.6)
Unrealized net losses on investments	(14.2)		$(14.2)

Total	(3,410.5)

Balance, December 31, 2000		(434.7)	(14.2)			(4,951.1)
Exercise of stock options Non-cash compensation Accreted dividends on preferred stock Accretion of discount on preferred stock
Conversion of 7% Convertible Notes Common stock issued for an acquisition
Comprehensive loss:
Net loss for the year ended December 31, 2001	(14,241.3)					(14,241.3)
Currency translation adjustment	(607.8)	(607.8)
Unrealized net losses on investments	(1.1)		(1.1)
Unrealized net losses on derivatives	(15.0)			$(15.0)

Total	(14,865.2)

Balance, December 31, 2001		(1,042.5)	(15.3)	(15.0)		(19,192.4)
Accreted dividends on preferred stock Accretion of discount on preferred stock Comprehensive loss:
Net loss for the year ended December 31, 2002	(3,454.9)					(3,454.9)
Currency translation adjustment	272.4	272.4
Reclassification adjustment	15.3		15.3
Additional minimum pension liability	(30.0)				$(30.0)
Unrealized net losses on derivatives	(15.1)			(15.1)

Total	$(3,212.3)

Balance, December 31, 2002		$(770.1)	$—	$(30.1)	$(30.0)	$(22,647.3)

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net (loss)	$(3,454.9)	$(14,241.3)	$(2,963.7)
(Loss) from discontinued operations	(2,100.6)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations	(5.7)	—	—

Loss from continuing operations	(1,348.6)	(2,368.4)	(556.2)
Adjustments to reconcile to net cash provided by (used in) continuing operations:
Depreciation and amortization	318.2	587.8	386.7
Asset impairments	854.3	912.1	—
Write-down of other assets	28.2	—	—
Equity in losses of unconsolidated subsidiaries	251.3	660.0	46.7
(Gain) loss on sale of assets	(6.2)	58.2	—
Provision for losses on accounts receivable	7.2	39.7	0.4
Deferred income taxes	(127.5)	(50.3)	(23.1)
Amortization of original issue discount	—	0.2	0.3
Other	1.9	51.2	1.1
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(10.1)	(13.0)	(116.6)
Other current assets	(70.1)	31.2	(18.8)
Other assets	4.5	(5.2)	1.0
Accounts payable	8.0	2.8	11.4
Accrued expenses and other	(33.1)	5.6	47.9
Deferred revenue	25.2	9.1	58.0

Net cash (used in) continuing operations	(96.8)	(79.0)	(161.2)
Net cash provided by (used in) discontinued operations	251.9	(518.8)	(129.0)

Net cash provided by (used in) operating activities	155.1	(597.8)	(290.2)
Investing activities
Acquisitions, net of cash acquired	—	—	(3,425.1)
Purchase of fixed assets	(120.8)	(245.2)	(277.7)
Investments in and loans to affiliates	(15.9)	(125.8)	(365.6)
Increase in other assets	(7.0)	(49.0)	(121.5)
Loan to NTL (UK) Group, Inc.	(129.2)	150.0	—
Proceeds from sales of assets	432.2	30.9	—
Loan to ATX Communications, Inc.	—	(15.0)	—
Purchase of marketable securities	(63.5)	—	(155.1)
Proceeds from sales of marketable securities	46.3	60.3	444.3

Net cash provided by (used in) continuing operations	142.1	(193.8)	(3,900.7)
Net cash (used in) discontinued operations	(734.4)	(1,906.0)	(9,527.5)

Net cash (used in) investing activities	(592.3)	(2,099.8)	(13,428.2)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows — continued
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Financing activities
Proceeds from borrowings, net of financing costs	104.1	461.3	1,860.3
Proceeds from issuance of preferred stock and warrants	—	—	1,862.0
Proceeds from issuance of common stock	—	—	2,327.6
Proceeds from issuance of redeemable preferred stock	—	—	1,850.0
Proceeds from exercise of stock options and warrants	—	13.0	44.2
Principal payments	(2.9)	(68.3)	(39.1)
Repayment of the NTL Australia bank loan	(121.7)	—	—

Net cash provided by (used in) continuing activities	(20.5)	406.0	7,905.0
Net cash provided by discontinued activities	681.4	2,227.9	3,823.4

Net cash provided by financing activities	660.9	2,633.9	11,728.4
Effect of exchange rate changes on cash	51.2	(11.1)	(27.8)

Increase (decrease) increase in cash and cash equivalents	274.9	(74.8)	(2,017.8)
Cash and cash equivalents at beginning of year – continuing operations	228.3	126.4	1,510.2
Cash and cash equivalents at beginning of year – discontinued operations	276.3	453.0	1,087.0
Cash and cash equivalents at end of year – discontinued operations	(502.0)	(276.3)	(453.0)

Cash and cash equivalents at end of year – continuing operations	$277.5	$228.3	$126.4

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$130.4	$171.3	$131.1
Income taxes paid	—	13.4	5.2
Supplemental schedule of non-cash financing activities
Accretion of dividend and discount on preferred stock	$145.1	$220.8	$98.1
Conversion of notes, net of unamortized deferred financing costs	—	18.8	—
Common stock issued for acquisitions	—	4.3	5,488.3
Redeemable preferred stock issued for investment in affiliates	—	518.0	—
Conversion of series preferred stock	—	—	7.6

See accompanying notes.

1.	Organization and Business

Summary

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL Europe, Inc. (“NTL Europe” or the “Company”) from Chapter 11 reorganization nor the likely deconsolidation of Cablecom GmbH, an indirect wholly-owned subsidiary of the Company (“Cablecom”) and, therefore, are not indicative of the Company’s future results of operations, financial position or cash flows.

NTL’s Completed Restructuring

On May 8, 2002, the entity then known as NTL Incorporated (“Old NTL”) and certain of its subsidiaries as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time Old NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled, and the Company issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”), and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with the Company.

New NTL has been accounted for as a discontinued operation beginning with the quarter ended September 30, 2002 and, accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

With the separation of Old NTL into two entities, the majority of the significant assets and holdings formerly owned and consolidated by Old NTL were retained by New NTL. Generally, other than Cablecom (which is itself being restructured as described below), the Company’s assets are not material compared to those of New NTL. In addition, as described in more detail in Note 22, as a result of the existing defaults under Cablecom’s debt agreements and its overindebtedness, in the near future, the Company expects its interest in Cablecom to be reduced to, at most, a small minority position. Further, the Company’s board of directors and management will explore the strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets. Accordingly, the Company’s historic financial statements presented herein are not particularly meaningful to the Company’s current and anticipated future business and should not be relied upon as indicative of the Company’s future performance.

Historical Structure of the Company

On May 18, 2000, the entity then known as NTL Incorporated (currently named NTL (Delaware), Inc. (“NTL Delaware”)) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called NTL Incorporated (which is now known as NTL Europe, Inc.) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Business (continued)

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates Premium TV Limited, Cablecom, NTL Lanbase, SL, NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd. Premium TV Limited (“Premium TV”) develops sports-related Internet and media rights in the United Kingdom. Cablecom is the largest television operator in Switzerland, but, as discussed below, it is “overindebted” under Swiss law and it is unlikely that the Company will retain any significant interest in Cablecom. NTL Lanbase, SL is based in Spain and is a value-added reseller of equipment for corporate data networks in the United Kingdom. NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd., together with New NTL’s branch office in Singapore, offer design and build, consultancy and system integration services to broadcasters in Malaysia and Thailand.

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company also has various equity and cost method investments detailed in Note 9.

The Company’s most significant holdings are currently being restructured, and the Company is reviewing all of its holdings to determine the most appropriate course of action, which may result in one or more of these holdings being sold, transferred, foreclosed on, liquidated, wound-up or otherwise disposed of in the near future or at a later date. The Company may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, Note 22 “Commitments and Contingent Liabilities – Cablecom.” To the extent the Company receives cash proceeds from any asset sale it or its subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in the Company’s charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference) have been redeemed.

2.	Reorganization and Emergence from Chapter 11

Background of Restructuring

On January 31, 2002, Old NTL announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, Old NTL and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

Old NTL and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. Old NTL also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

On April 16, 2002, Old NTL announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of Old NTL and its subsidiaries. To implement the proposed recapitalization plan, on May 8, 2002, Old NTL and certain of the other subsidiaries of Old NTL, namely NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide Communications Cable Funding Corp. with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.)

As a result of the payment defaults, as well as the voluntary filing under Chapter 11 by Old NTL and certain of its subsidiaries, on May 8, 2002, there was an event of default under all of Old NTL and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, Old NTL negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to Old NTL and its subsidiaries. The Plan became effective on January 10, 2003, at which time Old NTL emerged from Chapter 11 reorganization. In connection with Old NTL’s emergence from Chapter 11 reorganization, NTL Communications Corp. issued $558.2 million aggregate principal face amount of 19% Senior Secured Notes due 2010 and 500,000 shares of its common stock on January 10, 2003. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations.

Liquidity and Capital Resources

The Company emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of its secured debt, common stock and preferred stock were canceled and new Common Stock and Preferred Stock were issued. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of the Preferred Stock) the Company had approximately $63 million in cash and its subsidiaries had an additional amount of approximately $11 million in cash.

The Company is primarily a holding company for the stock of its subsidiaries, with no material independent source of cash proceeds. During 2003, the Company does not anticipate receiving any material cash proceeds from its subsidiaries. Accordingly, the Company expects to fund its operations primarily out of its $63 million in cash and its subsidiaries’ cash remaining after the consummation of the reorganization plan. During 2003, the Company does not anticipate borrowing any material amount of funds and the Company does not expect to issue any of its securities for cash. Further, during 2003, the Company does not anticipate any material capital expenses.

As described in Notes 1, 2 and 22, the Company expects to either complete a restructuring of the debt and equity of Cablecom, in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company’s having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company’s management and Board will explore strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets. During 2003, the Company’s primary expenses are expected to consist of operating expenses, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of its subsidiaries of approximately $13 million. Further, after reserving for certain contingent liabilities, to the extent the Company has remaining funds legally available, the Company intends to pay dividends on or redeem shares of its Preferred Stock. The liquidation preference of Preferred Stock aggregates $343 million. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

The Company believes that its existing cash and cash equivalents will be sufficient to support its expected operations and fund its capital commitments through at least January 1, 2004, which, as previously noted, will exclude Cablecom.

Recapitalization Expense

The joint reorganization plan provided that recapitalization costs be allocated among the Company, NTL Delaware and New NTL.

Recapitalization items, net consist of the following:

	Year Ended
	December 31,

	2002	2001	2000

		(in millions)
Payroll and related costs paid	$(0.1)	$—	$—
Professional fees	(6.9)	—	—
Interest earned on accumulated cash from Chapter 11 proceeding (1)	2.2	—	—

	$(4.8)	$—	$—

Details of operating cash receipts and payments resulting from the recapitalization are as follows. The Company and NTL Delaware made payments on behalf of New NTL which were charged to New NTL. The recapitalization items charged to New NTL are included in loss from discontinued operations.

Year Ended
December 31, 2002

(in millions)
Interest income (1)	$2.2
Payroll and related costs paid	—
Professional fees	(45.9)

Net operating cash flows from recapitalization items	$(43.7)

(1)	Interest income resulting from the recapitalization is for the period May 8, 2002 through December 31, 2002.

Pro Forma Consolidated Balance Sheet

The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. The Company adopted fresh-start reporting in January 2003 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company adopted fresh-start reporting because the holders of Old NTL’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims.

The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of all of Old NTL’s outstanding securities, including common stock, and the authorization of the issuance of 19,668,777 shares of Common Stock, together with associated preferred stock purchase rights, and 7,364,000 shares of Preferred Stock. In accordance with the reorganization plan, the Company has reserved 2,000,000 shares of Common Stock for issuance upon exercise of the management incentive options authorized for grant under the management incentive plan. The Company has not issued, and it currently has no plans to issue, any options under the management incentive plan.

The order confirming the Plan authorized and approved, as of the effective date, the redemption for cash of $25 million of the Preferred Stock. This redemption occurred on the Effective Date. Following such redemption, approximately 6,864,000 shares of Preferred Stock remain outstanding, having a liquidation preference of approximately $343 million.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting. The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up of intangible assets to their fair values. The determination of the reorganization value is preliminary since the valuation of certain of the Company’s assets is still in process. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) that will be recognized in the Company’s financial statements for the quarter ended March 31, 2003:

(in millions)

Gain on debt discharge	$4,059.2
Gain related to deconsolidation of New NTL	4,988.1
Fresh-start adoption – intangible assets	142.1
Fresh-start adoption – long-term debt	1,284.9
Fresh-start adoption – deferred tax liability	(13.5)
Fresh-start adoption – accrued pension	(61.2)
Fresh-start adoption – fixed assets	(507.0)
Fresh-start adoption – other assets	(33.5)

TOTAL	$9,859.1

The adjustments entitled “Deconsolidation of Cablecom” reflect the likelihood that the Company will not retain a significant interest in Cablecom and that Cablecom will no longer be reported as part of the Company’s consolidated results of operations. As described in more detail in Note 22 (Commitments and Contingent Liabilities – Cablecom), Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

						Pro Forma
	Historical as	Emergence		Before		as of
	of December	from	Fresh-	Deconsolidation	Deconsolidation	December
	31, 2002	Chapter 11	Start	of Cablecom	of Cablecom	31, 2002

				(in millions)
Assets Current assets:
Cash and cash equivalents	$277.5	$(117.7)	$—	$159.8	$(85.9)	$73.9
Marketable securities	17.3	(17.3)	—	—	—	—
Accounts receivable-trade, less allowance for doubtful accounts	243.4	—	—	243.4	(230.8)	12.6
Other	50.3	—	—	50.3	(38.5)	11.8
Discontinued operations	12,968.1	(12,968.1)	—	—	2,189.1	2,189.1

Total current assets	13,556.6	(13,103.1)	—	453.5	1,833.9	2,287.4
Fixed assets, net	1,682.1	—	(506.9)	1,175.2	(1,166.8)	8.4
Goodwill	218.7	—	(218.7)	—	—	—
Reorganization value in excess of amounts allocable to identifiable assets	—	—	213.9	213.9	(213.9)	—
Customer lists, net	62.8	—	146.8	209.6	(209.6)	—
Investments in and loans to affiliates, net	13.0	—	—	13.0	(7.7)	5.3
Deferred tax asset	195.3	—	80.4	275.7	(235.5)	40.2
Other assets, net	120.9	(22.5)	(50.8)	47.6	(0.4)	47.2

Total assets	$15,849.4	$(13,125.6)	$(335.3)	$2,388.5	$—	$2,388.5

Liabilities and shareholders’ (deficiency) Liabilities not subject to compromise Current liabilities:
Accounts payable	$49.3	$—	$—	$49.3	$(40.6)	$8.7
Accrued expenses and other	92.5	(1.2)	—	91.3	(64.2)	27.1
Interest payable	43.5	—	—	43.5	(43.5)	—
Deferred revenue	235.6	—	—	235.6	(229.8)	5.8
Current portion of long-term debt	2,719.3	—	(1,284.9)	1,434.4	(1,434.4)	—
Discontinued operations	17,956.2	(17,956.2)	—	—	2,189.1	2,189.1

Total current liabilities	21,096.4	(17,957.4)	(1,284.9)	1,854.1	376.6	2,230.7
Long-term debt	—	—	—	—	—
Other	132.7	—	(16.4)	116.3	(96.9)	19.4
Deferred income taxes	226.0	—	93.9	319.9	(279.7)	40.2
Commitments and contingent liabilities	—	—	—	—	—	—
Senior Redeemable Preferred	—	98.0	—	98.0	—	98.0
Liabilities subject to compromise	4,294.1	(4,294.1)	—	—	—	—
Shareholders’ (deficiency):
Series preferred stock	—	—	—	—	—	—
Common stock-old	2.8	(2.8)	—	—	—	—
Common stock-new	—	0.2	—	0.2	—	0.2
Additional paid-in capital	13,574.9	—	(13,574.9)	—	—	—
Accumulated other comprehensive (loss)	(830.2)		830.2	—	—	—
(Deficit)	(22,647.3)	9,030.5	13,616.8	—	—	—

Shareholders’ (deficiency)	(9,899.8)	9,027.9	872.1	0.2	—	0.2

Total liabilities and shareholders’ (deficiency)	$15,849.4	$(13,125.6)	$(335.3)	$2,388.5	$—	$2,388.5

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared on a going concern basis. As described in Notes 1, 2 and 22, the Company expects to either complete a restructuring of the debt and equity of Cablecom in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company’s management and Board will explore strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets. During 2003, the Company’s primary expenses are expected to consist of salaries, professional fees, insurance and severance payments, as well as, certain funding obligations to selected subsidiaries of approximately $13 million.

After the consummation of the Company’s restructuring on January 10, 2003, the Company had approximately $63 million in cash and its subsidiaries had approximately $11 million in cash, which management believes will be adequate to finance the Company’s operating expenses and funding requirements through at least January 1, 2004. Further, after reserving for certain contingent liabilities, to the extent the Company has remaining funds legally available, the Company intends to pay dividends on or redeem shares of its Preferred Stock. The liquidation preference of the Preferred Stock aggregates $343 million. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares. However, as noted above, the Company should be able to pay its liabilities and funding requirements as they come due through at least January 1, 2004.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Old NTL had determined that there was insufficient collateral to cover the interest portion of scheduled payments on certain of its prepetition debt obligations. Old NTL had therefore discontinued accruing interest on these obligations. For the year ended December 31, 2002, contractual interest was $223.5 million, which was $67.4 million in excess of reported interest expense.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements, and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

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

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $174.5 million and $125.0 million at December 31, 2002 and 2001, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 2002 and 2001, none and $1.5 million, respectively, of the cash equivalents were denominated in foreign currencies.

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

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Internal costs directly related to the construction of such facilities, including payroll and overhead costs of certain employees, are capitalized. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of fixed assets range from 5 years to 30 years.

Intangible Assets

Intangible assets include goodwill and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over 10 years. Upon the adoption of SFAS No. 142, goodwill is no longer amortized. Instead goodwill is reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.

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

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

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

Investments in which the Company does not have the ability to exercise significant influence (less than 20% ownership) are accounted for on the cost method.

Deferred Financing Costs

Deferred financing costs, net of $37.4 million and $74.8 million as of December 31, 2002 and 2001, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

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

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs were $9.4 million, $13.1 million and $19.0 million in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Had compensation for stock options granted by Old NTL been determined consistent with the provisions of SFAS No. 123, the effect on Old NTL’s net loss would have been changed to the following pro forma amounts (See Note 19):

	For the Year Ended December 31,

	2002	2001	2000

	(in millions, except per share amounts)
Non-cash compensation expense, as reported	$—	$30.6	$—
Non-cash compensation expense, pro forma	$264.3	$268.3	$255.8
Net loss, as reported	$(3,454.9)	$(14,241.3)	$(2,963.7)
Net loss, pro forma	$(3,719.2)	$(14,509.6)	$(3,219.5)
Basic and diluted net (loss) per share	$(13.02)	$(52.78)	$(14.54)
Basic and diluted pro forma net (loss) per share	$(13.97)	$(53.75)	$(15.72)

Derivative Financial Instruments

Old NTL has used financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments were deferred and recognized in the statement of operations when the related hedged transactions were recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

4. Discontinued Operations

Pursuant to the Plan, Old NTL was split into two separate companies on the Effective Date. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets. Prior to consummation of the Plan, NTL Communications Corp. was a wholly-owned subsidiary of Old NTL, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for Old NTL’s European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Old NTL and certain of its subsidiaries were canceled, and the Company issued shares of its Common Stock and Preferred Stock and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of the Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan.

New NTL is accounted for as a discontinued operation, and accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

On April 2, 2002, Old NTL had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$575.3 million (US$304.5 million). Old NTL recognized a gain on the sale of approximately US$7.5 million, net of income tax expense of US$4.6 million, in April 2002. NTL Australia is accounted for as a discontinued operation and, accordingly, NTL Australia is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

In October 2002, Cablecom sold its consumer electronics retail stores (“Rediffusion”) for approximately CHF 5.0 million. The Company recognized a loss on the sale of approximately US$13.2 million in October 2002. Rediffusion is accounted for as a discontinued operation and, accordingly, Rediffusion is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

4.	Discontinued Operations (continued)

The following are the assets, liabilities and results of operations of New NTL, NTL Australia and Rediffusion:

		December 31, 2002
		(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,097.4	$—	$—	$1,097.4
Fixed assets, net	11,088.9	—	—	11,088.9
Other assets	781.8	—	—	781.8

Total assets	$12,968.1	$—	$—	$12,968.1

Current liabilities	$7,729.2	$—	—	$7,729.2
Non current liabilities	94.4	—	—	94.4
Liabilities subject to compromise	10,132.6	—	—	10,132.6

Total liabilities	$17,956.2	$—	$—	$17,956.2

		December 31, 2001
		(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,002.7	$32.0	$32.1	$1,066.8
Fixed assets, net	10,840.3	235.2	2.9	11,078.4
Other assets	1,027.1	137.9	20.8	1,185.8

Total assets	$12,870.1	$405.1	$55.8	$13,331.0

Current liabilities	$16,087.3	$71.1	$29.3	$16,187.7
Non current liabilities	122.7	111.9	3.9	238.5

Total liabilities	$16,210.0	$183.0	$33.2	$16,426.2

		Year Ended December 31, 2002
		(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,256.5	$17.3	$49.8	$3,323.6
Operating (loss)	(1,128.4)	0.3	(7.1)	(1,135.2)
Net (loss)	(2,093.4)	(0.3)	(6.9)	(2,100.6)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

	Year Ended December 31, 2001
	(in millions)
	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,181.5	$61.8	$64.3	$3,307.6
Operating (loss)	(10,409.7)	(7.4)	(15.4)	(10,432.5)
Net (loss)	(11,850.8)	(6.5)	(15.6)	(11,872.9)

	Year Ended December 31, 2000
	(in millions)
	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$2,484.2	$55.0	$74.7	$2,613.9
Operating (loss)	(1,525.2)	(19.5)	1.4	(1,543.3)
Net (loss)	(2,388.1)	(20.9)	1.5	(2,407.5)

5. Recent Accounting Pronouncements

On December 31, 2002, Old NTL adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company, except that it required the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002. The Company also accounted for NTL Communications and Rediffusion as discontinued operations in the third and fourth quarter of 2002, respectively.

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

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Recent Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Old NTL adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that Old NTL recorded in 2001, the adoption of this new standard did not result in an impairment upon adoption. Amortization of goodwill and license acquisition costs ceased effective January 1, 2002. See Note 8.

6. Asset Impairments

Asset impairment charges were $854.3 million in the year ended December 31, 2002 and almost exclusively apply to the Cablecom operations. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $1.0 million, goodwill of $841.0 million and other assets of $12.3 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to goodwill was determined in accordance with SFAS No. 142.

As of December 31, 2001, Old NTL performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in Old NTL’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of Old NTL’s analysis, the book value of Old NTL’s net assets significantly exceeded its market capitalization. Accordingly, Old NTL performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of Old NTL’s assets was determined by discounting Old NTL’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. Old NTL recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,161.6 million is included in loss from discontinued operations, $912.1 million is included in asset impairments and $437.6 million is included in share of losses from equity investments. The asset impairment charge of $912.1 million included goodwill of $762.7 million, investments in affiliates of $25.1 million and other assets of $124.3 million.

7. Fixed Assets

Fixed assets consist of:

	December 31,

	2002	2001

	(in millions)
Operating equipment	$2,109.2	$1,691.4
Other equipment	109.5	64.7
Construction-in-progress	25.1	2.8

	2,243.8	1,758.9
Accumulated depreciation	(561.7)	(264.0)

	$1,682.1	$1,494.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Cablecom Acquisition and Intangible Assets

On March 28, 2000, Old NTL acquired the cable assets of the Cablecom group in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and Old NTL’s issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks. This acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $3,528.6 million, which includes costs incurred of $18.4 million, exceeded the fair value of net tangible assets acquired by $2,282.2 million, which was allocated as follows: $195.9 million to customer lists, $73.1 million to deferred taxes and $2,159.4 million to goodwill.

The change in the carrying amount of goodwill during the year ended December 31, 2002 is as follows (in millions):

Goodwill – December 31, 2001	$960.0
Impairment charge	(841.0)
Foreign currency exchange translation adjustments	99.7

Goodwill – December 31, 2002	$218.7

Upon the adoption of SFAS No. 142, Old NTL performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. Old NTL also determined that no changes in the remaining useful lives of the customer lists were required.

Old NTL also performed an evaluation for impairment of its goodwill as of January 1, 2002 and determined that no impairment charge was required.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chapter 11 reorganization, the adoption of fresh-start reporting, and prior to the deconsolidation of Cablecom, would be approximately $10 million for each of the next five years.

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each period (unaudited) (in millions):

	Year Ended December 31,

	2002	2001	2000

Loss from continuing operations — as reported	$(1,348.6)	$(2,368.4)	$(556.2)
Amortization of:
Goodwill	—	318.2	238.8
Other	—	32.8	0.8

	—	351.0	239.6

Loss from continuing operations – as adjusted	$(1,348.6)	$(2,017.4)	$(316.6)

9. Investments in and Loans to Affiliates

The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company’s equity investments include its 27% interest in Noos S.A., a French broadband company, which offers analog and digital cable television, high speed Internet and telephone services, its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH (“iesy”), the largest cable television network in the German province of Hessen, and its 34.01% interest in B2 (Bredband) AG (“B2”), a company based in Sweden, which provides access to a broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, but, as described more fully in this Form 10-K, NTL Delaware entered into a settlement agreement on April 30, 2003, pursuant to which, among other things, the Company agreed to sell all of its interest in B2 in the near future.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Investments in and Loans to Affiliates (continued)

During 2002, Old NTL’s share of Noos losses, reduced the investment therein to zero. On the Effective Date, the Company released its 27.1% interest (the “Noos Interest”) in Suez Lyonnais Télécom (“Noos”) to France Telecom as part of a compromise and settlement under the terms of the Plan. Pursuant to the terms of the Plan, the Noos Interest was released to France Telecom in exchange for (i) the cancellation of the shares of Variable Coupon Redeemable Preferred Stock, Series A of Old NTL and shares of Fixed Coupon Redeemable Preferred Stock, Series A of Old NTL, (ii) the waiver by France Telecom of its rights to any distribution on account of its claims as a holder of Old NTL and NTL Delaware 5 3/4% convertible subordinated notes, (iii) the release by France Telecom of any contingent payments due to France Telecom pursuant to the 1G Protocol and Convention Agreement, dated May 6, 1999 (the “1G Franchises”) and the transfer of the 1G Franchises by Old NTL to Noos, and (iv) a $25 million payment by France Telecom to the Company on the Effective Date.

On November 3, 2002, Old NTL, NTL Delaware, and Brigadoon Ventures, Inc., a wholly-owned subsidiary of NTL Delaware, entered into an agreement, whereby (1) Old NTL was entitled to receive a cash facilitation fee for its cooperation in the restructuring of iesy and its subsidiaries (but not in consideration of certain of Old NTL’s subsidiaries’ indirect equity stake in iesy) of approximately $1.3 million, less such subsidiaries’ pro rata share of expenses and (2) such subsidiaries were entitled to receive a release of possible liabilities and claims arising out of their indirect equity stake in iesy, including claims alleged by certain holders of notes of iesy in the bankruptcy. The transactions contemplated by the iesy agreement closed in January 2003. In addition to the Company’s share of iesy’s losses, share of losses from equity investments includes a non-cash write-down of the investment in iesy of $40.6 million in 2002.

B2 (Bredband)AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Investments in and Loans to Affiliates (continued)

Premium TV Limited

Premium TV, a wholly-owned subsidiary of NTL Delaware, is obliged to provide funding of up to approximately £39 million ($62.8 million) to fund various of its joint venture and other contractual interests. Of this amount, the payment of approximately £26 million ($41.7 million) has been guaranteed by NTL Delaware. If Premium TV fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV and, in respect of the guaranteed amounts, NTL Delaware, may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV, Premium TV may seek to discontinue these joint ventures and terminate their activities. The Company believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV, NTL Delaware and Old NTL agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League Limited agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL Delaware from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL Delaware deposited £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services. Premium TV and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The remaining balance in the account at December 31, 2002 was £8.88 million and is included in “Other Assets” in the accompanying consolidated balance sheet.

The Company has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($6.8 million) to a joint venture whose business is the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire the Company’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in the Company selling its indirect interest at a potential loss. The Company believes that it has various defenses and protections against such actions and intends to enforce vigorously its rights and protections. The Company intends to negotiate with its joint venture partner to address these issues. These negotiations may not be successful and the Company may not be able to retain its current interest in this joint venture company. The relevant subsidiary has ceased doing business and currently is in the process of being wound up.

The following is a brief description of the Company’s minority holdings. The Company does not believe that these holdings, alone or in the aggregate, represent material assets.

Two Way TV Limited

The Company has an equity interest of approximately 38% in Two Way TV Limited. Two Way TV is a UK market leader in interactive and enhanced television. Enhanced television allows viewers to participate in popular games, sporting events and reality television programs. Viewers can vote, guess answers and compete with studio contestants by using a remote control device for the set top box in all digital delivery platforms.

Two Way TV has three product lines: eTV applications for broadcasters, eTV technology licensing and support services for networks and a 24-hour games channel which carries Two Way TV proprietary games.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Investments in and Loans to Affiliates (continued)

The Company’s investments in and loans to affiliates are as follows:

	December 31, 2002		December 31, 2001

	Ownership	Balance	Ownership	Balance

	(in millions)
Noos	27.00%	$—	27.00%	$47.0
B2	34.01%	—	34.01%	92.5
iesy	32.50%	—	32.50%	73.0
Others		4.7		48.3

Total equity investments		4.7		260.8
Total cost investments		8.3		7.0

Total		$13.0		$267.8

The Company has reclassified $18.3 million of credit balances to “Other Long-Term Liabilities,” which related to investments where the Company has funding commitments and losses to date, which have exceeded the Company’s investment.

A summary of combined financial information as reported by the Company’s equity investees is set forth below (unaudited):

	December 31,	December 31,
	2002	2001

	(in millions)
Current assets	$367.6	$454.4
Fixed assets, net	1,137.8	908.1
Other assets	1,171.0	2,688.5

Total assets	$2,676.4	$4,051.0

Current liabilities	$467.7	$309.1
Non current liabilities	1,753.0	1,403.6
Total shareholders’ equity	455.7	2,338.3

Total liabilities and shareholders’ equity	$2,676.4	$4,051.0

	Year Ended December 31

	2002	2001	2000

		(in millions)
Revenues	$339.2	$326.6	$115.3
Operating (loss)	(1,773.8)	(417.0)	(225.1)
Net (loss)	(1,802.5)	(564.0)	(296.6)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002
(in millions)
Accounts payable	$0.3
Interest payable	30.4
Dividends payable	109.9
Accrued expenses	0.2
Redeemable preferred stock:
Cumulative Convertible Preferred Stock	2,077.3
Variable Coupon Redeemable Preferred Stock	484.2
6.5% Redeemable Preferred Stock	98.4
13% Senior Redeemable Exchangeable Preferred Stock	193.4
Long term debt:
NTL Europe, Inc.:
5 3/4% Convertible Subordinated Notes	100.0
NTL Delaware:
5 3/4% Convertible Subordinated Notes	1,200.0

Total	$4,294.1

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL and NTL Delaware was canceled.

11. Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consisted of:

	December 31,	December 31,
	2002	2001

	(in millions)
NTL Europe, Inc.:
5 3/4% Convertible Subordinated Notes	$—	$100.0
NTL Delaware:
5 3/4% Convertible Subordinated Notes	—	1,200.0
Cablecom:
Term Loan Facility	1,951.8	1,626.8
Revolving Facility	762.7	527.2
Other	4.8	6.2

	2,719.3	3,460.2
Less current portion	2,719.3	3,460.2

	$—	$—

Old NTL had $100.0 million principal amount 5 3/4% Convertible Subordinated Notes due June 22, 2011 which were canceled on the Effective Date pursuant to the Plan. Interest of 5 3/4% per annum was payable quarterly from October 15, 2001. The notes were convertible into shares of Old NTL’s common stock at a conversion price of $35.00 per share.

NTL Delaware had $1,200.0 million 5 3/4% Convertible Subordinated Notes due December 15, 2009 which were canceled on the Effective Date pursuant to the Plan. Interest of 5 3/4% per annum was payable semiannually from June 15, 2000. The notes were convertible into shares of Old NTL’s common stock at a conversion price of $108.18 per share.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt (continued)

In March 2000, Cablecom borrowed CHF 2,700.0 million ($1,951.8 million and $1,626.8 million at December 31, 2002 and 2001, respectively) under its term loan facility in connection with the acquisition of the Cablecom business. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective interest rate was 3.51% and 5.27% at December 31, 2002 and 2001, respectively. Although the term loan facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

Cablecom had the option to draw on a revolving facility of up to an additional CHF 1,400 million. The amount available had been capped at CHF 1,055 million although the availability may be increased with the consent of the requisite majority of the lenders. At December 31, 2002 and 2001, Cablecom had borrowed CHF 1,055.0 million ($762.7 million) and CHF 875.0 million ($527.2 million), respectively, and Cablecom has subsequently borrowed an additional CHF 37 million for accrued interest payments. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective rate of interest was 3.71% and 5.49% at December 31, 2002 and 2001, respectively. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Although the revolving facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

As described in more detail in Note 22 (Commitments and Contingent Liabilities – Cablecom), Cablecom does not have sufficient resources to satisfy these bank obligations. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.

In February 2001, $109.5 million principal amount of Old NTL’s 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of Old NTL’s common stock at the applicable conversion price of $39.20 per share. Old NTL issued as a premium on the conversion an additional 0.5 million shares which were valued at the closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, was included in Old NTL’s interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$2,714.7
2004	0.9
2005	0.1
2006	0.1
2007	0.1
Thereafter	3.4

Total debt repayments	2,719.3
Less: current portion	2,719.3

$—

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Derivative Financial Instruments

Effective January 1, 2001, Old NTL adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive loss, depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, Old NTL has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive loss for certain qualifying cash flow hedges.

On January 1, 2001, Old NTL and its subsidiaries recorded all of their outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

At December 31, 2002, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

13. Redeemable Preferred Stock

All of Old NTL’s redeemable preferred stock (which is described below) was canceled on the Effective Date pursuant to the Plan:

On September 12, 2001, Old NTL issued 1,850,000 shares of its Cumulative Convertible Preferred Stock, Series A (“Convertible Preferred Stock”) in exchange for the 1,850,000 issued and outstanding shares of its 5% Cumulative Preferred Stock held by France Telecom and others. The Convertible Preferred Stock had a stated value and liquidation preference of $1,075.17 per share and was mandatorily redeemable for cash by Old NTL on March 27, 2009. Dividends were payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. In March 2002, Old NTL elected to delay the conversion of the Convertible Preferred Stock until at least March 27, 2003. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates had the option to elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding Old NTL’s Swiss operations.

On May 18, 2001, Old NTL issued 47,000 shares of its Variable Coupon Redeemable Preferred Stock, Series A (“Variable Coupon Redeemable Preferred Stock”) and 12,000 shares of its 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (“6.5% Redeemable Preferred Stock”) to France Telecom in exchange for a 27% interest in Noos. The Variable Coupon Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2002. Dividends were payable quarterly at Old NTL’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. Old NTL’s 27% interest in Noos was pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and the 6.5% Redeemable Preferred Stock. The 6.5% Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2007. Dividends at a rate of 6.5% per annum were cumulative and were payable in cash upon redemption.

In March 2000, Old NTL received $1,850.0 million in cash from France Telecom and a group of commercial banks in exchange for 1,850,000 shares of its redeemable 5% Cumulative Preferred Stock. As described above, in May 2001, Old NTL issued 1,850,000 shares of its Convertible Preferred Stock in exchange for the 1,850,000 issued and outstanding shares of its 5% Cumulative Preferred Stock.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Redeemable Preferred Stock (continued)

In February 1997, Old NTL issued 100,000 shares of its 13% Senior Redeemable Exchangeable Preferred Stock (the “Redeemable Preferred Stock”). Old NTL received net proceeds of $96.6 million after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3.7 million were recorded as unamortized discount at issuance. Dividends accrued at 13% per annum ($130 per share) and were payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of Old NTL, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 2002, Old NTL had accrued $95.4 million for dividends and had issued approximately 84,000 shares for $83.8 million of such accrued dividends. The Redeemable Preferred Stock was redeemable, at Old NTL’s option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declined annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock was subject to mandatory redemption on February 15, 2009.

The changes in the number of shares of Redeemable Preferred Stock were as follows:

	13%	5%	Variable	6.5%	Convertible

Shares at December 31, 1999	142,000	—	—	—	—
Issued for cash	—	1,850,000	—	—	—
Issued for dividends	20,000	—	—	—	—

Shares at December 31, 2000	162,000	1,850,000	—	—	—
Issued for investment in Noos	—	—	47,000	12,000	—
Issued for dividends	22,000	—	1,000	—	—
Exchange	—	(1,850,000)	—	—	1,850,000

Shares at December 31, 2001	184,000	—	48,000	12,000	1,850,000
Issued for dividends	—	—	—	—	—

Shares at December 31, 2002	184,000	—	48,000	12,000	1,850,000

Liquidation preference at December 31, 2002 (in millions)	$212.3	$—	$502.6	$135.4	$2,174.4

14. Non-Cash Compensation

In July 2001, the Compensation and Option Committee of Old NTL’s Board of Directors approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of Old NTL’s common stock with exercise prices from $0.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. Old NTL recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of Old NTL’s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of Old NTL’s common stock were canceled on the Effective Date pursuant to the Plan.

15. Other Charges Including Restructuring Charges

Other charges of $3.5 million in 2002 are for the integration of acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $12.2 million in 2001 include restructuring charges of $6.8 million and costs of $5.4 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Restructuring charges of $6.8 million for the year ended December 31, 2001 relates to Old NTL’s actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These costs were for approximately 225 employees to be terminated, none of whom are still employed by the Company as of December 31, 2002.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15. Other Charges Including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2001 and 2002:

Employee
Severance
and Related Costs

Charged to expense	$6.8
Utilized	—

Balance, December 31, 2001	6.8
Utilized	(4.6)

Balance, December 31, 2002	$2.2

16. Income Taxes

Significant components of the provision/(benefit) for income taxes attributable to continuing operations consists of the following:

	Year Ended December 31,

	2002	2001	2000

		(in millions)
Current:
Federal	$(4.6)	$—	$—
State and local	1.3	—	0.2
Foreign	3.4	0.3	—

Total current	0.1	0.3	0.2

Deferred:
Foreign	(128.2)	(51.2)	(23.1)

Total deferred	(128.2)	(51.2)	(23.1)

	$(128.1)	$(50.9)	$(22.9)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

The Company’s deferred tax benefit relates primarily to operating loss carryforwards for which benefit was recognized to the extent of deferred tax liabilities. In addition, during the year ended December 31, 2002, Old NTL merged certain Swiss subsidiaries and identified additional tax losses within the merged entity, which allowed Old NTL to recognize a deferred tax benefit for tax losses to the extent that the tax losses offset existing deferred tax liabilities of the newly merged entity. The federal current benefit relates to utilization of operating losses to offset income from discontinued operations related to the sale of NTL Australia.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2002	2001

	(in millions)
Deferred tax liabilities:
Intangibles	$15.9	$23.0
Fixed assets	135.5	139.4
Accounts receivable	74.3	—
Other	0.3	2.2

Total deferred tax liabilities	226.0	164.6
Deferred tax assets:
Net operating losses	788.1	208.4
Investment and other	103.9	59.7

Total deferred tax assets	892.0	268.1
Valuation allowance for deferred tax assets	(696.7)	(247.7)

Net deferred tax assets	195.3	20.4

Net deferred tax (assets) liabilities	$30.7	$144.2

At December 31, 2002, Old NTL had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

At December 31, 2002, Old NTL had net operating loss carryforwards of approximately $400 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. Old NTL also has Swiss net operating loss carryforwards of approximately $2.5 billion that expire in varying amounts commencing in 2008.

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

In 2002, the Internal Revenue Service completed its federal income tax audit of Old NTL for the years 1996, 1997 and 1998. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Expected tax expense/benefit at federal statutory rate (35%)	$(522.6)	$(846.8)	$(202.7)
Increase/(decrease) resulting from:
Non-deductible asset impairments	299.0	472.4	—
Foreign losses with no benefit	(3.3)	316.5	245.7
U.S. losses with no benefits	94.5	7.0	(66.0)
State and local income tax, net of federal benefit	1.3	—	.1
Other	3.0	—	—

	$(128.1)	$(50.9)	$(22.9)

17. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Redeemable Preferred Stock: At December 31, 2001, the fair value of the now-canceled 13% redeemable preferred stock was based upon the quoted market value. At December 31, 2001, the fair value of the other two series of now-canceled redeemable preferred stock was estimated by reference to the fair value of the 13% redeemable preferred stock. At December 31, 2002, due to the Company’s bankruptcy, it was not possible to determine the fair values of the redeemable preferred stock by quoted market prices due to the lack of activity for these securities. Therefore, the fair values reflected in the table below represent the de minimis distribution value (including, for example, cash and new securities) which the holders of such securities received, upon the Company’s emergence from bankruptcy on January 10, 2003.

Long-term debt: The December 31, 2001 carrying amounts of the Old NTL bank credit facilities approximate their fair values. The fair values presented for the credit facilities at December 31, 2002, represent the values calculated in accordance with the application of fresh-start accounting, used in connection with the Company’s emergence from bankruptcy. The fair values of Old NTL’s other now-canceled debt at December 31, 2001 were based on their quoted market prices. At December 31, 2002, the fair value of the Convertible Notes, represents the approximate distribution value, which the holders of such debt received upon the Company’s emergence from bankruptcy on January 10, 2003.

The carrying amounts and fair values of Old NTL’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(in millions)
Cash and cash equivalents	$277.5	$277.5	$228.3	$228.3
Marketable securities	17.3	17.3	—	—
Long-term debt:
5 3/4% Convertible Notes	1,200.0	250.8	1,200.0	132.0
5 3/4% Convertible Notes	100.0	26.1	100.0	29.0
Term loan facility	1,951.8	1,031.4	1,626.8	1,626.8
Revolving facility	762.7	403.0	527.2	527.2
Redeemable Preferred Stock:
13% Redeemable Preferred Stock	193.4	—	184.6	3.7
Variable Coupon Preferred Stock	502.5	—	477.9	7.2
6.5% Preferred Stock	98.4	—	89.5	1.3
5% Convertible Preferred Stock	2,077.3	—	2,029.1	30.5

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Related Party Transactions

On the Effective Date, the Company entered into a Transitional Services Agreement with New NTL. Under the Transitional Services Agreement, New NTL has agreed to provide the Company with certain administrative and technical support for a limited period of time where its personnel had previously been providing support to the companies now comprised within the Company’s group of companies. New NTL has agreed to provide the Company with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical and purchasing assistance to the Company’s Spanish business, access to New NTL’s internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of certain of the joint ventures in which the Company has investments. This agreement provides that New NTL’s employees shall, as appropriate, prioritize work performed for New NTL ahead of work performed on behalf of the Company.

In addition, under the Transitional Services Agreement, New NTL provides the services of five of its employees to the Company seconded on a full-time basis for a period of up to two years (at the Company’s option) and permits the Company and its group of companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

The Company pays New NTL pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by New NTL and its subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

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

Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with Old NTL and NTL Delaware to evidence such transactions. The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt in the amount of $69.3 million was repaid.

Certain former officers and directors of Old NTL were also officers and directors of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). On April 12, 2001, Old NTL purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, Old NTL entered into a network and software agreement with ATX, which agreement is now with New NTL. Under the agreement, ATX will provide U.S. network for Internet traffic from New NTL’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into ATX common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of ATX common stock for a specified period. Old NTL and ATX agreed to certain modifications to the conversion feature in connection with ATX’s recapitalization in December 2001.

Premium TV has entered into a number of agreements with New NTL, pursuant to which Premium TV receives certain operational services covering premises, connectivity, hosting, technology and other corporate volume purchasing benefits. Premium TV has a co-marketing agreement linked with New NTL’s broadband product and an agreement with New NTL where New NTL is able to exploit Premium TV’s pay per view rights.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Related Party Transactions (continued)

In 1999, NTL Broadcast established two subsidiaries, located in Thailand and Malaysia. Following consummation of the Plan, the Company maintained ownership of the operations in Malaysia and Thailand through two companies, NTL Broadcast Sdn and NTL Broadcast (Thailand) Ltd. (together, “NTL Asia”). The two subsidiaries are managed as one business. Separately, New NTL maintains a branch office in Singapore. The Company’s subsidiaries rely on New NTL’s Singapore office for administration and other support services. The Company has entered into an agreement to jointly manage the business of NTL Asia with New NTL.

19. Shareholder’s Equity

The following description of the Company’s Capital Structure is that of NTL Europe, Inc. on a post reorganization basis.

Description of Capital Stock

The authorized capital stock of the Company consists of 60,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock.

Description of Common Stock

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders and do not have cumulative voting rights in the election of directors. The holders of the Company’s Common Stock are not entitled to vote on any amendment to the Company’s charter that relates solely to the terms of one or more outstanding series of the Company’s preferred stock if the holders of the affected series of preferred stock are entitled, either separately or together with the holders of one or more other series of preferred stock, to vote thereon under the Company’s charter or under the Delaware General Corporation Law (the “DGCL”).

Generally, a majority of the votes cast at a meeting of stockholders by holders of shares entitled to vote on the proposal is required for stockholder action. However, the Company’s charter provides that the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company’s capital stock which by its terms may be voted on all matters submitted to stockholders of the Company generally, voting together as a single class, is required for stockholder action relating to (a) amendments to the by-laws and (b) the amendment or repeal of the provisions of the Company’s charter relating to (i) the classification of directors, (ii) the removal of directors, (iii) the prohibition on action by written consent of stockholders, (iv) special meetings of stockholders, (v) certain liabilities of directors, (vi) amendments to the by-laws, (vii) indemnification of directors and officers, (viii) the applicability of Section 203 of the DGCL to the Company and (ix) Article XIII of the Company’s charter which imposes these voting requirements. These voting requirements, as well as the classification of directors on the Company’s board of directors, the super-majority voting requirements applicable in the event of certain extraordinary corporate transactions and certain other provisions of the Company’s charter, as more fully described in the section herein relating to “Special Charter Provisions” may have the effect, alone or in combination with each other, of delaying, deferring or preventing a change in control of the Company.

Subject to all rights and preferences of holders of any outstanding shares of the preferred stock, holders of Common Stock are entitled to receive proportionately such dividends as may from time to time be declared by the board of directors out of funds legally available for the payment of dividends.

In the event of the Company’s liquidation, dissolution or winding up, holders of Common Stock would be entitled to share proportionately in all of the Company’s assets available for distribution to holders of Common Stock remaining after payment of liabilities and liquidation preference of any outstanding preferred stock. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities, and there are no redemption or sinking-fund provisions contained in the Company’s charter with respect to the Common Stock. There is no liability for further calls or for assessments by the Company.

The rights, preferences and privileges of holders of Common Stock may be adversely affected by the rights of the holders of shares of the Preferred Stock and any other series of preferred stock that may be issued in the future.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Description of Preferred Stock

The board of directors of the Company has the authority to issue preferred stock in one or more series and to fix as to any series of preferred stock the designation, title, voting powers and any other preferences, and relative, participating, optional or other special rights and qualifications, limitations or restrictions, without any further vote or action by stockholders of the Company.

The ability of the board of directors to issue one or more series of preferred stock provides increased flexibility in structuring possible future financings and acquisitions and in meeting other corporate needs which might arise. The authorized shares of the Preferred Stock, as well as shares of the Common Stock, are available for issuance without further action by stockholders, unless any action is required by applicable law or the rules of any exchange, automated quotation system or regulated quotation system on which the Company’s securities may be listed or quoted, as the case may be, or applicable rules of any self-regulatory organization. The board of directors of the Company will make any determination to issue the shares based on its judgment as to its best interests and the best interests of its stockholders. The board of directors of the Company, in so acting, could issue preferred stock having terms that could discourage an acquisition attempt or other transaction that some or a majority of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their shares over the then current market price of the Common Stock.

Description of the 10% Fixed Coupon Redeemable Preferred Stock

The Company’s charter authorizes the issuance of 8,000,000 shares of 10% Fixed Coupon Redeemable Preferred Stock par value $0.01 per share. Approximately 7,364,000 shares of the Preferred Stock were issued and outstanding on the Effective Date of the plan prior to the redemption of $25 million of liquidation preference of the Preferred Stock pursuant to the Plan. Immediately after such redemption, approximately $343 million of liquidation preference of the Preferred Stock remains outstanding, which is equal to approximately 6,864,000 shares of Preferred Stock.

Each share of the Fixed Coupon Redeemable Preferred Stock entitles its holder to receive cumulative dividends, when, as and if declared by the board of directors, out of funds legally available for the payment of dividends. With respect to those dividends, the Preferred Stock will rank:

•	senior to all classes of the Company’s Common Stock, the Company’s Series A Junior Participating Preferred Stock and to each other class of capital stock or series of preferred stock that are designated to rank junior to the Preferred Stock;

•	junior to all classes of preferred stock that are designated to rank senior to the Preferred Stock; and

•	equal to all classes of preferred stock that are designated to rank equally with the Preferred Stock.

Dividends are payable at the semi-annual rate of $2.50 per share (subject to adjustment for stock splits, stock dividends, combinations, recapitalizations or other similar transactions) payable by the Company in cash. Dividends on the Preferred Stock are payable on a pro rata basis with respect to shares of the Preferred Stock in arrears on June 30 and December 31 of each year (commencing on June 30, 2003) and are cumulative from the date of issue whether or not they have been declared and whether or not there are profits, surplus or other funds legally available for the payment of such dividends.

Dividends on the Preferred Stock are payable to holders of record as they appear on the Company’s stock register on the applicable record dates fixed by the board of directors, which record dates will be the fifteenth (15th) day preceding the payment dates thereof. Dividends payable on the Preferred Stock for any period less than a full dividend period will accrue daily and be computed on the basis of a 360-day year of twelve (12) thirty (30) day months and the actual number of days elapsed in the period for which such dividends are payable. No interest, or sum of money in lieu of interest, will be payable in respect of any dividend payment or payments which may be in arrears.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

No dividends or distributions may be declared, made, paid or set apart for payment upon any of the Company’s stock ranking on parity with the Preferred Stock, nor may any stock ranking on parity with the Preferred Stock be redeemed, purchased or otherwise acquired for any consideration (or any monies paid to or made available for a sinking fund for the redemption of any parity securities) by the Company (except by conversion into or exchange for the Company’s stock ranking on parity with the Preferred Stock) unless, in each case: (i) full cumulative dividends on all outstanding shares of the Preferred Stock have been paid or set apart for payment for all dividend payment periods terminating on or prior to the date of the declaration, payment, redemption, purchase or other acquisition and (ii) the Company is not in default with respect to any obligation to redeem the Preferred Stock. Notwithstanding the foregoing, if the Company is not in default with respect to any redemption of shares of the Preferred Stock, dividends may be declared and paid or set apart for payment on shares of parity securities if, dividends declared upon shares of the Preferred Stock and all dividends declared upon any parity securities are declared ratably in proportion to the respective amounts of dividends accumulated and unpaid on the Preferred Stock and accumulated and unpaid on such parity securities.

No dividends or distributions (other than (i) Stockholder Rights issued pursuant to the Company’s Stockholder Rights Agreement and (ii) dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, junior securities) may be declared, made, paid or set apart for payment upon any stock ranking junior to the Preferred Stock, nor may any stock ranking junior to the Preferred Stock be redeemed, purchased or otherwise acquired (other than a redemption, purchase, or other acquisition of (A) shares of Common Stock made for purposes of an employee incentive or benefit plan of the Company or any subsidiary of the Company or (B) securities ranking junior to the Preferred Stock paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, junior securities) for any consideration (or any monies paid to or made available for a sinking fund for the redemption of any junior securities) by us, except by conversion into or exchange for the Company’s stock ranking junior to the Preferred Stock.

The Company’s ability to declare and pay dividends may be affected by the fact that the Company is a holding company with no independent operations or significant assets other than the Company’s investments in and advances to the Company’s subsidiaries and affiliated joint ventures. The Company depends upon the receipt of sufficient funds from the Company’s subsidiaries and affiliated joint ventures to meet the Company’s obligations. The Company’s ability to declare and pay dividends may be limited by applicable law and the terms of the documents governing any of the Company’s future borrowings and other indebtedness, or the future borrowings and other indebtedness of any of the Company’s subsidiaries or affiliated joint ventures. In addition, a Preferred Stockholder’s right to receive dividends on or in respect of the Preferred Stock may be adversely affected in the event of a bankruptcy of any of the Company’s subsidiaries or affiliated joint ventures. Following the liquidation of one of the Company’s subsidiaries or joint ventures, the creditors of that subsidiary or joint venture are generally entitled to be paid in full before the Company is entitled to a distribution of any assets in the liquidation, which may result in us receiving little, if any, value from the Company’s investment.

Upon the Company’s voluntary or involuntary dissolution, liquidation or winding up, the holders of Preferred Stock is entitled to be paid out of the assets available for distribution to the Company’s stockholders, after payment of the debts and other liabilities of the Company and payment of any liquidation values of any securities senior in liquidation rights to the Preferred Stock, and before any payment or distribution is made to holders of the Common Stock or any other class or series of stock of the Company ranking junior to the Preferred Stock, the stated liquidation preference per share of $50.00, plus accumulated and unpaid dividends, if any, with respect to each share.

If, upon any liquidation, dissolution or winding up of the Company, the remaining assets available for distribution are insufficient to pay the holders of the Preferred Stock and all other securities ranking equally with the Preferred Stock with respect to liquidation the full amount to which they are entitled, the holders of Preferred Stock will share those remaining assets ratably, together with the holders of the securities ranking equally with the Preferred Stock. Following the payment of the liquidation value in full with respect to each share of Preferred Stock, no additional distributions will be made to the holders of the Preferred Stock. Neither the sale of all or substantially all of the Company’s assets (including its subsidiaries’ assets), nor the Company’s merger or consolidation into or with any other corporation, will be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, of the Company.

Except as otherwise provided below or as otherwise provided by applicable law, holders of Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, including the election of directors.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Without the consent of the holders of at least a majority in liquidation preference of the shares of Preferred Stock then outstanding, the Company may not (i) issue any additional Preferred Stock; (ii) authorize, create or issue any shares of parity securities or senior securities; (iii) increase the authorized amount of Preferred Stock or any class or series of parity securities or senior securities or (iv) amend, alter or appeal any provision of the Company’s charter so as to adversely affect the relative preferences, rights or powers of any outstanding Preferred Stock, except that the Company may issue parity securities or senior securities to refinance, redeem or refund the Preferred Stock subject to certain restrictions set forth in the Company’s charter.

If either (i) the Company fails to discharge its mandatory redemption obligations with respect to shares of Preferred Stock in full or (ii) either voluntary or involuntary bankruptcy proceedings are commenced in respect of the Company (any event described in subclauses (i) or (ii) being referred to herein as a “Trigger Event”), a vote of the holders of the shares of Preferred Stock, voting together as a single class, will be required on all matters brought before the stockholders of the Company. In addition, upon the occurrence of any Trigger Event, the board of directors will be increased by two members and the holders of shares of Preferred Stock, together with the holders of any other class or series of Preferred Stock with like rights, will vote to elect the two additional directors. These additional voting rights and the right to elect directors will cease to exist upon the cure of the Trigger Event which triggered such rights, but subject to the same vesting of such rights if any Trigger Event subsequently occurs.

In the event the Company consummates any transaction constituting an asset sale under the terms of the Company’s charter, including but not limited to (i) any sale, transfer, conveyance or other disposition for value of any assets of the Company or any subsidiary other than in the ordinary course of business or (ii) any issuance, sale, transfer, conveyance or other disposition for value of equity interests of the Company’s subsidiaries (subject to exception for any such dispositions to the Company, any subsidiary of the Company or in exchange for capital contributions), to the extent the Company has funds legally available for such redemption payment, the Company must apply the net proceeds of any such asset sale to redeem any or all outstanding shares of Preferred Stock, on a pro rata basis at a price equal to $50.00 per share, plus accrued and unpaid dividends, if any, payable in cash. Under the Company’s charter, the Company is required to give notice to the holders of Preferred Stock not less than 15 days prior to the scheduled consummation of the asset sale giving rise to such redemption.

If the Company has not redeemed all outstanding shares of 10% Fixed Coupon Redeemable Preferred Stock by January 10, 2023 (the “Mandatory Redemption Date”), to the extent the Company has funds legally available for such redemption payment, the Company must redeem all outstanding shares of Preferred Stock on the Mandatory Redemption Date at a price equal to $50.00 per share, plus accrued and unpaid dividends, if any, payable in cash.

The Company may redeem the Preferred Stock at any time from the date of issue to the business day immediately preceding the Mandatory Redemption Date, out of funds legally available for such redemption payment, on a pro rata basis at a price equal to $50.00 per share, plus accrued and unpaid dividends, if any, payable in cash. The Company may not purchase, redeem or otherwise acquire for value any shares of Preferred Stock in this manner unless (x) full cumulative dividends have been paid or contemporaneously are declared and paid or set apart for payment for all dividend periods for the Preferred Stock and for any parity securities terminating on or prior to the applicable redemption date or (y) shares of Preferred Stock are redeemed pro rata.

If, and so long as, any mandatory redemption obligation with respect to shares of Preferred Stock is not fully discharged, the Company may not (1) directly or indirectly, redeem, purchase, or otherwise acquire any parity security or discharge any mandatory or optional redemption, sinking fund or other similar obligation in respect of any parity securities (except in connection with a redemption, sinking fund or other similar obligation to be satisfied with junior securities or satisfied pro rata with shares of 10% Fixed Coupon Redeemable Preferred Stock), or (2) declare or make any distribution of junior securities (other than (A) any Stockholder Rights and (B) dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, junior securities), or discharge any mandatory or optional redemption, sinking fund or other similar obligation in respect of junior securities (other than a redemption, sinking fund or other similar obligation in respect of junior securities (I) paid in shares of, or options, warrants or other rights to subscribe for or purchase shares of, junior securities or (II) by conversion into or exchange for junior securities).

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Holders of the Preferred Stock have no preemptive rights and have no rights to convert their Preferred Stock into any other securities. There are no sinking-fund provisions contained in the Company’s charter with respect to the Preferred Stock. There is no liability for further calls or for assessments by the Company. The holders of a majority in liquidation preference of the outstanding shares of Preferred Stock consenting or voting as a separate class, as the case may be, may waive compliance with any provision of Part C of Article IV of the Company’s charter.

Description of the Company’s Series A Junior Participating Preferred Stock

In connection with the adoption of the Company’s Stockholder Rights Agreement, which is described below, the Company’s board of directors has designated and reserved for issuance a total of one-hundred thousand (100,000) shares of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Junior Participating Preferred Stock”). When issued and paid for in accordance with the Stockholder Rights Agreement, the Series A Junior Participating Preferred Stock will be fully paid and nonassessable. The Company will appoint a transfer agent for the Series A Junior Participating Preferred Stock if and when any shares are issued.

Each share of Series A Junior Participating Preferred Stock will entitle its holder to receive dividends out of the Company’s funds legally available for the payment of dividends when, as and if declared by the Company’s board of directors. With respect to those dividends, the Series A Junior Participating Preferred Stock will rank:

•	senior to all classes of the Common Stock and to each other class of capital stock or series of the Company’s preferred stock that are designated to rank junior to the Series A Junior Participating Preferred Stock;

•	junior to the Preferred Stock and all classes of the Company’s preferred stock that are designated to rank senior to the Series A Junior Participating Preferred Stock; and

•	equal to all classes of the Company’s preferred stock that are designated to rank equally with the Series A Junior Participating Preferred Stock.

Dividends are payable quarterly in cash on the fifteenth day of March, June, September and December of each year, in an amount per share (subject to adjustment for a stock dividend on, or a subdivision or combination of, the Company’s Common Stock) equal to the greater of:

•	$10.00; and

•	1,000 times the aggregate amount per share of all dividends declared on the Common Stock since the immediately preceding dividend payment date.

Upon the Company’s liquidation, dissolution or winding up, the holders of outstanding shares of Series A Junior Participating Preferred Stock will be entitled to be paid out of the assets available for distribution to the Company’s stockholders after payment of any liquidation values of any securities senior in liquidation rights to the Series A Junior Participating Preferred Stock. After payment of the liquidation values of senior securities, the holders of the Series A Junior Participating Preferred Stock will be entitled to receive (subject to adjustment for a stock dividend on, or a subdivision or combination or consolidation of, the Company’s Common Stock) the greater of (x) $1,000.00 for each share of Series A Junior Participating Preferred Stock they hold, plus any accrued and unpaid dividends or distributions on those shares and (y) the aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of the Common Stock. If, upon any liquidation, dissolution or winding up of the Company, the remaining assets available for distribution are insufficient to pay the holders of the Series A Junior Participating Preferred Stock and all other securities ranking equally with the Series A Junior Participating Preferred Stock with respect to liquidation the full amount to which they are entitled, the holders of Series A Junior Participating Preferred Stock will share those remaining assets ratably, together with the holders of the securities ranking equally with the Series A Junior Participating Preferred Stock. Following the payment of the liquidation value in full with respect to each share of Series A Junior Participating Preferred Stock, no additional distributions will be made to the holders of the Series A Junior Participating Preferred Stock.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Subject to adjustment for a stock dividend on, or a subdivision or combination of, the Common Stock, each share of Series A Junior Participating Preferred Stock will entitle the holder to 1,000 votes on all matters submitted to a vote of holders of the Common Stock. The holders of the Series A Junior Participating Preferred Stock will vote together as a single class with the holders of the Common Stock.

If dividends on the Series A Junior Participating Preferred Stock are in arrears in an amount equal to six quarterly dividends, whether or not consecutive, all holders of the Company’s preferred stock which have such provision in the Company’s charter governing their terms, including holders of the Series A Junior Participating Preferred Stock, whose dividends are in arrears with respect to six quarterly periods will, voting as a single class, be entitled to elect two new directors to the Company’s board of directors. The directors will serve until successors to them have been elected or until dividends on the Series A Junior Participating Preferred Stock are no longer in arrears.

The Series A Junior Participating Preferred Stock will not be redeemable. The Series A Junior Participating Preferred Stock will not be convertible.

Stockholder Rights Agreement

Upon issuance, each share of Common Stock (whether originally issued or from the Company’s treasury) will be accompanied by a Stockholder Right. Each Stockholder Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at the Stockholder Rights purchase price, subject to adjustment pursuant to the terms of the Stockholder Rights Agreement.

The Stockholder Rights Agreement is intended to encourage a potential acquirer to negotiate directly with the Company’s board of directors, but may have anti-takeover effects. The Stockholder Rights Agreement could cause substantial dilution to a person or group that acquires a substantial interest in us without the prior approval of the Company’s board of directors. The effect of the Stockholder Rights may be to delay, defer or prevent a change in control of the Company (including through a third party tender offer at a price which reflects a premium to then prevailing trading prices) that may be beneficial to the Company’s stockholders.

Initially, the Stockholder Rights are attached to all Common Stock certificates representing shares then outstanding, and no separate Stockholder Rights certificates will be distributed. Subject to some exceptions specified in the Stockholder Rights Agreement, the Stockholder Rights will separate from the Common Stock upon the earlier of (i) the close of business on the day of a public announcement that (a) a person has entered into an agreement or arrangement with the Company or any subsidiary of the Company providing for an acquisition transaction or (b) a person or group of affiliated or associated persons, other than the Company, its subsidiaries or certain persons exempted by the board of directors and the Creditors’ Committee as of the effective date of the Plan, has become an “Acquiring Person” by (1) becoming an “Adverse Person” in the judgment of the board of directors of the Company or (2) acquiring beneficial ownership of 15% or more of the outstanding shares of Common Stock other than as a result of (w) repurchases of stock by the Company, (x) participation in a dividend reinvestment, stock option or similar plan, (y) certain acquisitions of shares of Common Stock from the Company, or (z) certain inadvertent actions by institutional or certain other stockholders (each of the events described in clauses (i)(a) and (i)(b) above, the “Stock Acquisition Date”), and (ii) 10 business days (or such later date as the Company’s board of directors will determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

The Stock Acquisition Date could occur as early as the effective date of the Plan. The earlier to occur of the events in the preceding paragraph to occur is referred to as the “Stockholder Rights Distribution Date,” although in any event the separation of the Stockholder Rights from the Common Stock will not occur prior to the effective date of the Plan.

Until the Stockholder Rights Distribution Date, (1) the Stockholder Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (2) Common Stock certificates will contain a legend incorporating the Stockholder Rights Agreement by reference and (3) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Stockholder Rights associated with the Common Stock represented by such certificate. Pursuant to the Stockholder Rights Agreement, the Company reserves the right to require prior to the occurrence of a Stockholder Rights Triggering Event (as defined below) that, upon any exercise of Stockholder Rights, a number of Stockholder Rights be exercised so that only whole shares of Stockholder Rights preferred stock will be issued.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

The Stockholder Rights are not exercisable until the Stockholder Rights Distribution Date and expire at 5:00 p.m., New York City time, on January 10, 2013 unless such date is extended or the Stockholder Rights are earlier redeemed or exchanged by the Company as described below.

As soon as practicable after the Stockholder Rights Distribution Date, Stockholder Rights certificates will be mailed to holders of record of the Common Stock as of the close of business on the Stockholder Rights Distribution Date and, thereafter, the separate Stockholder Rights certificates alone will represent the Stockholder Rights. Only shares of Common Stock issued prior to the Stockholder Rights Distribution Date will be issued with Stockholder Rights.

In the event that a person becomes an Acquiring Person, except pursuant to an offer for all outstanding shares of Common Stock that the independent directors determine to be fair and not inadequate and to be otherwise in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms of national standing (a “Qualifying Offer”), each holder of a Stockholder Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Stockholder Right. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph, all Stockholder Rights that are, or (under certain circumstances specified in the Stockholder Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Stockholder Rights are not exercisable following the occurrence of the event set forth above until such time as the Stockholder Rights are no longer redeemable by the Company as set forth below.

In the event that, at any time after a Stock Acquisition Date, the Company (1) engages in a merger or other business combination transaction in which the Company is not the surviving corporation other than in a Qualifying Offer, (2) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and any shares of Common Stock are changed into or exchanged for other securities or assets other than in a Qualifying Offer or (3) 50% or more of the assets, cash flow or earning power of the Company and its subsidiaries (taken as a whole) are sold or transferred so that each holder of a Stockholder Right (except as noted below) will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Stockholder Right, that number of shares of common stock of the acquiring company that at the time of such transaction would have a market value (determined as provided in the Stockholder Rights Agreement) of two times the exercise price of the Stockholder Right. The events set forth in this paragraph and in the preceding paragraph are referred to as the “Stockholder Rights Triggering Events.”

At any time until a person becomes an Acquiring Person other than in connection with a Qualifying Offer, the board of directors of the Company may redeem the Stockholder Rights in whole, but not in part, at a price of $0.01 per Stockholder Right (the “Stockholder Rights Redemption Price”), payable in cash, Common Stock or other consideration deemed appropriate by the board of directors of the Company. In addition, the board of directors of the Company may, at any time after a person becomes an Acquiring Person other than in connection with a Qualifying Offer and after any period during which the holder of Stockholder Rights may exercise such Stockholder Rights expires, but prior to any Stockholder Rights Triggering Event, redeem all but not less than all of the then outstanding Stockholder Rights at the Stockholder Rights Redemption Price (x) in connection with any merger, consolidation or sale or other transfer (in one transaction or in a series of related transactions) of assets, cash flow or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole), in which all holders of shares of Common Stock are treated alike and not involving (other than as a holder of Common Stock being treated like all other such holders) an Acquiring Person or any affiliate or associate of an Acquiring Person or (y)(1) if and for so long as the Acquiring Person is not thereafter the beneficial owner of 15% of the shares of Common Stock and (2) at the time of redemption, no other persons are Acquiring Persons. Immediately upon the action of the board of directors of the Company electing to redeem the Stockholder Rights, the Stockholder Rights will terminate and the only right of the holders of Stockholder Rights will be to receive the Stockholder Rights Redemption Price.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the board of directors of the Company may exchange the Stockholder Rights (other than Stockholder Rights owned by such person or group that have become void), in whole or in part, for Common Stock at an exchange ratio of one share of Common Stock, or one one-thousandth of a share of Stockholder Rights Preferred Stock (or of a share of a class or series of the Company preferred stock having equivalent rights, preferences and privileges), per Stockholder Right subject to adjustment.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Until a Stockholder Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Stockholder Rights should not be taxable to holders of Common Stock or to the Company, the Company stockholders may, depending upon the circumstances, recognize taxable income in the event that the Stockholder Rights become exercisable for Common Stock or other consideration of the Company or for common stock of the acquiring company or in the event of the redemption of the Stockholder Rights as set forth above.

Any of the provisions of the Stockholder Rights Agreement may be amended by the board of directors of the Company prior to the Stockholder Rights Distribution Date. After the Stockholder Rights Distribution Date, the provisions of the Stockholder Rights Agreement may be amended by the board of directors of the Company in order to cure any ambiguity, to make changes that do not adversely affect the interests of holders of Stockholder Rights, or to shorten or lengthen any time period under the Stockholder Rights Agreement, except that the Stockholder Rights Agreement may not be supplemented or amended to lengthen (1) a time period relating to when the Stockholder Rights may be redeemed at such time as when the Stockholder Rights are not then redeemable or (2) any other time period unless any such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Stockholder Rights under the Stockholder Rights Agreement. The foregoing notwithstanding, no amendment may be made to the Stockholder Rights Agreement at a time when the Stockholder Rights are not redeemable, except to cure any ambiguity or correct or supplement any provision contained in the Stockholder Rights Agreement that may be defective or inconsistent with any other provision therein.

The following description of Old NTL’s Capital Structure is that of NTL Incorporated, and relates to periods, prior to January 10, 2003.

Stock Splits

In January 2000, Old NTL declared a 5-for-4 stock split by way of a stock dividend with respect to its now canceled common stock. The record date for this dividend was January 31, 2000 and the payment date was February 3, 2000. Common stock amounts in the notes to consolidated financial statements and all per share data have been adjusted to reflect the stock splits.

Sales of Preferred Stock and Common Stock

In May 2000, in connection with the acquisition of certain assets of Cable & Wireless Communications plc, France Telecom paid £1,555.6 million ($2,327.6 million) for 42.2 million shares of Old NTL’s common stock and £1,244.4 million ($1,862.0 million) for 2.0 million shares of Old NTL’s now canceled 5% Cumulative Participating Convertible Preferred Stock.

Series Preferred Stock

In December 1998, Old NTL issued 52,000 shares of its now canceled 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the “Series B Preferred Stock”) in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. In June 2000, all of the outstanding shares of the Series B Preferred Stock were converted into 903,000 shares of Old NTL’s common stock.

The now canceled 5% Cumulative Participating Convertible Preferred Stock (“5% Preferred Stock”) had a stated value of $1,000 per share, was convertible into common stock at a conversion price of $80 per share and was redeemable ten years from the issue date, at Old NTL’s option, for cash, shares of common stock or a combination of both. The 5% Preferred Stock was redeemable by Old NTL on the earlier of seven years from the issue date or the date that is both four years from the issue date and after Old NTL’s common stock has traded above $96 per share for 25 consecutive trading days. Dividends were payable quarterly at Old NTL’s option in cash, common stock or additional shares of 5% Preferred Stock. As of December 31, 2002, Old NTL had accrued $304.5 million for dividends and had issued approximately 213,000 shares for $213.0 million of such accrued dividends.

At December 31, 2002 and 2001, the 5% Preferred Stock would have been convertible into an aggregate of 39.5 million shares and 37.0 million shares of Old NTL’s common stock, respectively.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

	9.9%
	Series B	5.25%	5%

Balance, December 31, 1999	52,000	525,000	755,000
Issued for cash	—	—	2,000,000
Issued for dividends	—	3,000	103,000
Conversion into common stock	(52,000)	(528,000)	—

Balance, December 31, 2000	—	—	2,858,000
Issued for dividends	—	—	105,000

Balance, December 31, 2001 and 2002	—	—	2,963,000

Warrants

Old NTL had the following now canceled warrants outstanding as of December 31, 2002: (a) warrants to purchase an aggregate of 243,000 shares of common stock at $15.22 per share issued in 1996 that expire in 2006 (256,000 were originally issued), (b) warrants to purchase an aggregate of 997,000 shares of common stock at $27.77 per share issued in 1998 that expire in 2008 (1,197,000 were originally issued) and (c) warrants to purchase an aggregate of 1,875,000 shares of common stock at $53.76 per share issued in 1999 that expire in 2004 (1,875,000 were originally issued). These warrants were canceled on the Effective Date pursuant to the Plan.

Stock Options

All of Old NTL’s outstanding stock options were canceled on the Effective Date pursuant to the Plan. The stock option plans described below covered certain of the Company’s employees, as well as employees of the discontinued operations.

There were 335,000 shares and 2,733,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provided that incentive stock options (“ISOs”) would be granted at the fair market value of Old NTL’s common stock on the date of grant, and nonqualified stock options (“NQSOs”) would be granted at not less than 85% of the fair market value of Old NTL’s common stock on the date of grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

There were 16,000 shares and 67,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options would be granted to members of the Board of Directors who were not employees of Old NTL or any of its affiliates. These plans provided that all options would be granted at the fair market value of Old NTL’s common stock on the date of grant, and options would expire ten years after the date of the grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remained a director of Old NTL. Options expired ten years after the date of the grant.

There were 19,684,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a NQSO would have been determined by the Compensation and Option Committee. Options were generally exercisable ratably over five to ten years while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

In December 2000, the Board of Directors of Old NTL approved the rescission of the exercise of ISOs for 156,000 shares of Old NTL’s common stock, and Old NTL returned cash of $1.1 million. The rescission was accounted for as a modification of the original options that resulted in a new measurement date. On the new measurement date, Old NTL recognized no compensation expense.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Old NTL had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of Old NTL’s common stock of .702, .702 and .385, respectively, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Old NTL’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss and net loss per share in future years. Following is Old NTL’s pro forma information:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share amounts)
Net (loss)	$(3,454.9)	$(14,241.3)	$(2,963.7)
Pro forma net (loss)	$(3,719.2)	$(14,509.6)	$(3,219.5)
Basic and diluted net (loss) per share	(13.02)	(52.78)	(14.54)
Basic and diluted pro forma net (loss) per share	(13.97)	(53.75)	(15.72)

A summary of Old NTL’s stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

	(in millions)		(in millions)		(in millions)
Outstanding — beginning of year	71.9	$36.13	61.4	$41.52	29.2	$24.60
Granted	—	—	14.3	12.55	34.8	54.90
Exercised	—	—	(1.1)	11.93	(2.1)	17.13
Forfeited	(3.7)	39.09	(2.7)	42.46	(0.5)	83.31

Outstanding — end of year	68.2	$36.06	71.9	$36.13	61.4	$41.52

Exercisable at end of year	34.3	$30.37	24.7	$27.50	16.3	$21.82

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001 and 2000 is $5.69, $5.69 and $32.19 respectively.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted-	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

	(in millions)			(in millions)
$0.35 to $9.36	4.4	3.1 Years	$5.434	4.3	$5.434
$10.00 to $18.40	14.8	4.2 Years	$11.136	8.0	$12.082
$19.86 to $27.84	12.9	6.6 Years	$23.395	8.2	$23.305
$28.06 to $35.64	0.6	6.3 Years	$30.372	0.5	$30.477
$36.12 to $40.19	0.8	7.2 Years	$38.823	0.5	$38.629
$42.44 to $47.44	13.0	7.4 Years	$44.437	4.5	$44.397
$48.38 to $53.76	4.6	6.6 Years	$50.383	3.2	$50.400
$57.60 to $63.63	16.6	6.8 Years	$63.409	4.7	$62.986
$68.20 to $75.56	0.1	7.1 Years	$75.413	0.1	$75.401
$91.13 to $97.50	0.4	7.1 Years	$93.713	0.3	$93.713

Total	68.2			34.3

As of December 31, 2002, Old NTL had 171.8 million shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock, all of which have now been canceled.

20. Employee Benefit Plans

Cablecom operates a defined benefit pension plan in Switzerland. The assets of the Plan are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

20. Employee Benefit Plans (continued)

At December 31, 2002, the projected benefit obligations of Old NTL’s defined benefit pension plans exceeded the fair value of the plan assets by $44.5 million. The projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $156.4 million, $125.1 million and $112.0 million, respectively, at December 31, 2002.

	Year Ended
	December 31,

	2002	2001

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$145.7	$122.2
Disposition	(21.8)	—
Service cost	7.4	7.4
Interest cost	6.3	5.5
Actuarial losses (gains)	10.3	12.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rate changes	12.7	1.2

Benefit obligation at end of year	$156.4	$145.6

Change in plan assets
Fair value of plan assets at beginning of year	$142.3	$151.0
Disposition	(15.8)	—
Actual return on plan assets	(30.9)	(15.0)
Company contributions	4.7	4.5
Plan participants’ contributions	3.5	3.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rates changes	12.4	1.5

Fair value of plan assets at end of year	$112.0	$142.3

Funded status of the plan	$(44.5)	$(3.4)
Unrecognized net actuarial (gains) losses	61.3	17.8
Unrecognized transition obligation	0.5	0.8

Net amount recognized	$17.3	$15.2

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$16.8	$14.4
Accrued benefit liability	(30.5)	—
Intangible asset	1.0	0.8
Accumulated other comprehensive loss	30.0	—

Net amount recognized	$17.3	$15.2

	Year Ended December 31,

	2002	2001

Actuarial assumptions:
Discount rate	4.00%	4.50%
Rate of compensation increase	1.00%	2.00%
Expected long-term rate of return on plan assets	4.00%	5.50%

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

20. Employee Benefit Plans (continued)

The components of net pension costs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Service cost	$7.4	$7.4	$6.1
Interest cost	6.3	5.5	5.5
Expected return on plan assets	(6.3)	(8.7)	(13.7)
Plan participants’ contributions	(3.5)	(3.4)	(2.8)
Net amortization and deferral	—	(0.5)	4.0

	$3.9	$0.3	$(0.9)

21. Leases

Future minimum annual payments at December 31, 2002 are as follows (in millions). The table reflects Old NTL’s contractual obligations.

Operating
Leases

Year ending December 31:
2003	$4.8
2004	5.1
2005	5.1
2006	5.3
2007	5.5
Thereafter	6.9

Total minimum lease payments	$32.7

Leases for buildings, office space and equipment extend through 2019. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $7.0 million, $16.4 million and $10.0 million, respectively.

22. Commitments and Contingent Liabilities

At December 31, 2002, Old NTL was committed to pay approximately $121.8 million for equipment and services and for investments in and loans to affiliates. This amount included approximately $48.7 million for operations and other commitments from January 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding fiscal years is as follows (in millions):

Year Ending December 31:

2003	$73.1
2004	9.2
2005	9.2
2006	1.4
2007	1.4

$94.3

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

22. Commitments and Contingent Liabilities (continued)

Morgan Stanley

In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, NTL Delaware and NTL Communications by Morgan Stanley Senior Funding Inc. for $11.4 million. These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999. The Company believes it has meritorious defenses to these claims and on May 8, 2003 filed an objection to these claims. At this time, the Company cannot predict the outcome of these claims.

B2 (Bredband) AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

Cablecom

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recent accrued interest payments). Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances. In addition, Cablecom has been notified by the lenders that it is in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

Cablecom does not have the resources to repay the bank debt when it comes due, whether on the extended maturity date or upon the acceleration thereof. Further, as security for its guaranty of Cablecom’s obligations under the credit agreement, NTL Cablecom Holding GmbH, the parent entity of Cablecom, has pledged to the lenders all of the shares of Cablecom. Accordingly, upon the maturity of the credit facility, whether upon acceleration or otherwise, the lenders could seek to exercise their rights under the pledge. In such an event, although the Company would not be liable for any of Cablecom’s obligations, it would be deprived of all of its ownership interest in Cablecom.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

22. Commitments and Contingent Liabilities (continued)

In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law. If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future, the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law. Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom or an extension of the maturity date or any other measures taken which would cure the “overindebtedness,” the board would be required to notify a Swiss court and deposit the balance sheets for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings. If Cablecom files for insolvency proceedings, it is unlikely that the Company will retain any interest in Cablecom.

In order to seek to address the foregoing issues, Cablecom is currently in negotiations with its lenders regarding an overall financial restructuring of Cablecom. If consummated, such restructuring is expected to include a reduction in the amount of debt outstanding, an extension of maturity date of such debt and control of Cablecom being assumed by the lenders. As part of such negotiations, the “Company” is seeking to retain a small minority interest in Cablecom in consideration for its cooperation in permitting Cablecom to reach a consensual restructuring plan with its lenders. There is, however, no assurance that such negotiations will be successful. Further, whether or not such negotiations are successful, the Company expects to be deprived of the Company’s controlling interest in Cablecom in the near future. After such occurrence, the results of Cablecom will not be reported as part of the Company’s consolidated results of operations.

On May 1, 2003, Owl Creek Asset Management, L.P., one of Old NTL’s creditors, filed an amended complaint against CRT Capital Group LLC, New NTL and the Company in U.S. Bankruptcy Court for the Southern District of New York. The amended complaint concerns certain “when-issued” trades of New NTL’s common stock made by Owl Creek with CRT prior to a subsequent modification of Old NTL’s plan of reorganization. Under the modified plan, Old NTL’s creditors were entitled to receive only one-fourth the number of shares of New NTL common stock contemplated prior to the modification. Therefore, certain holders of New NTL common stock sold more stock on the “when-issued” market than they ultimately received under the amended plan. On January 16, 2003, the bankruptcy court entered an order providing that sellers of New NTL’s common stock on the “when-issued” market may settle such trades by reducing the number of shares traded in each such transaction by 25% and increasing the per share purchase price for such shares by 400%. The order provided that buyers in such trades were required to accept such a settlement, but the order was dissolved on February 5, 2003. In addition to its claims against CRT, Owl Creek has asserted claims against New NTL and the Company for breach of fiduciary duty, gross negligence, breach of contract, promissory estoppel, contribution and indemnification, alleging that Old NTL’s creditors should have been better informed of the changes to New NTL’s common stock under the plan. Since the securities that are the subject of the complaint are those of New NTL, the Company does not believe that it has any material exposure with respect to this claim.

23. Geographic Information

	United States	Switzerland	Other	Total

	(in millions)
2002
Revenues	$—	$401.6	$34.3	$435.9
Long-lived assets	22.6	2,196.8	73.4	2,292.8
2001
Revenues	$—	$329.2	$62.4	$391.6
Long-lived assets	41.7	2,631.6	364.2	3,037.5
2000
Revenues	$—	$202.5	$24.3	$226.8
Long-lived assets	25.1	3,828.1	923.6	4,776.8

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization

The following consolidating financial statements of Old NTL and subsidiaries as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is being provided pursuant to AICPA Statement of Position 90-7. Old NTL, NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of Old NTL are included in Entities Not in Reorganization.

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$435.9	$—	$435.9
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	175.4	—	175.4
Selling, general and administrative expenses	3.7	143.7	(8.6)	138.8
Asset impairments	—	854.3	—	854.3
Other charges	—	3.5	—	3.5
Corporate expenses	11.7	(0.2)	—	11.5
Depreciation	0.7	222.0	—	222.7
Amortization	13.1	82.4	—	95.5

	29.2	1,481.1	(8.6)	1,501.7

Operating loss	(29.2)	(1,045.2)	8.6	(1,065.8)
Other income (expense)
Interest income and other, net	(2.1)	(13.3)	4.4	(11.0)
Interest expense (contractual interest of $223.5 (2002))	(28.1)	(128.0)	—	(156.1)
Share of (losses) from equity investments	(2,787.4)	(22.4)	2,558.5	(251.3)
Other gains (losses)	1.1	1.9	—	3.0
Foreign currency transaction gains	9.3	—	—	9.3

(Loss) before recapitalization items, income taxes and discontinued operations	(2,836.4)	(1,207.0)	2,571.5	(1,471.9)
Recapitalization items, net	0.4	(5.2)	—	(4.8)

(Loss) before income taxes and discontinued operations	(2,836.0)	(1,212.2)	2,571.5	(1,476.7)
Income tax (expense) benefit	3.3	129.4	(4.6)	128.1

(Loss) from continuing operations	(2,832.7)	(1,082.8)	2,566.9	(1,348.6)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(7,017.7)	(1,737.4)	6,654.5	(2,100.6)
(Loss) gain on sales of discontinued operations, net of taxes	1.8	31.4	(38.9)	(5.7)

(Loss) from discontinued operations	(7,015.9)	(1,706.0)	6,615.6	(2,106.3)

Net (loss)	$(9,848.6)	$(2,788.8)	$9,182.5	$(3,454.9)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$391.6	$—	$391.6
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	170.4	—	170.4
Selling, general and administrative expenses	5.9	180.2	(8.1)	178.0
Asset impairments	—	887.0	25.1	912.1
Other charges	—	12.2	—	12.2
Corporate expenses	42.2	0.3	—	42.5
Depreciation	2.6	165.4	(13.6)	154.4
Amortization	3.1	385.1	45.2	433.4

	53.8	1,800.6	48.6	1,903.0

Operating loss	(53.8)	(1,409.0)	(48.6)	(1,511.4)
Other income (expense)
Interest income and other, net	10.4	14.6	(4.6)	20.4
Interest expense	(74.3)	(126.1)	5.3	(195.1)
Share of (losses) from equity investments	(3,973.4)	(40.6)	3,354.0	(660.0)
Other gains (losses)	(109.3)	50.8	(0.4)	(58.9)
Foreign currency transaction (losses)	(10.1)	(4.1)	(0.1)	(14.3)

(Loss) before recapitalization items, income taxes and discontinued operations	(4,210.5)	(1,514.4)	3,305.6	(2,419.3)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(4,210.5)	(1,514.4)	3,305.6	(2,419.3)
Income tax benefit	2.4	48.5	—	50.9

(Loss) from continuing operations	(4,208.1)	(1,465.9)	3,305.6	(2,368.4)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(36,554.0)	(11,562.3)	36,243.4	(11,872.9)
Gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(36,554.0)	(11,562.3)	36,243.4	(11,872.9)

Net (loss)	$(40,762.1)	$(13,028.2)	$39,549.0	$(14,241.3)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$226.8	$—	$226.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	88.9	—	88.9
Selling, general and administrative expenses	—	103.1	—	103.1
Asset impairments	—	—	—	—
Other charges	—	—	—	—
Corporate expenses	23.9	(0.1)	—	23.8
Depreciation	2.3	99.3	(14.2)	87.4
Amortization	2.7	282.0	14.6	299.3

	28.9	573.2	0.4	602.5

Operating loss	(28.9)	(346.4)	(0.4)	(375.7)
Other income (expense)
Interest income and other, net	40.0	(2.5)	8.0	45.5
Interest expense	(68.6)	(84.0)	12.9	(139.7)
Share of (losses) from equity investments	(997.4)	—	950.7	(46.7)
Other gains (losses)	—	—	—	—
Foreign currency transaction gains	(61.1)	—	(1.4)	(62.5)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,116.0)	(432.9)	969.8	(579.1)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(1,116.0)	(432.9)	969.8	(579.1)
Income tax (expense) benefit	0.3	23.2	(0.6)	22.9

(Loss) from continuing operations	(1,115.7)	(409.7)	969.2	(556.2)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(7,643.9)	(1,868.8)	7,105.2	(2,407.5)
(Loss) gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(7,643.9)	(1,868.8)	7,105.2	(2,407.5)

Net (loss)	$(8,759.6)	$(2,278.5)	$8,074.4	$(2,963.7)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	December 31, 2002

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$241.4	$386.7	$(39.6)	$588.5
Discontinued operations	809.6	12,692.6	(534.1)	12,968.1
Investments in and loans to affiliates, net	23,001.2	16.1	(23,004.3)	13.0
Fixed and noncurrent assets	67.5	2,213.5	(1.2)	2,279.8

Total assets	$24,119.7	$15,308.9	$(23,579.2)	$15,849.4

Current liabilities	$12.2	$5,399.9	$(2,271.9)	$3,140.2
Discontinued operations	13,331.4	14,764.0	(10,139.2)	17,956.2
Noncurrent liabilities	12,838.0	356.3	(12,835.6)	358.7
Liabilities subject to compromise	4,310.4	—	(16.3)	4,294.1
Shareholders’ (deficiency)	(6,372.3)	(5,211.3)	1,683.8	(9,899.8)

Total liabilities and shareholders’ (deficiency)	$24,119.7	$15,308.9	$(23,579.2)	$15,849.4

	December 31, 2001

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$134.3	$833.3	$(477.2)	$490.4
Discontinued operations	414.0	12,713.6	203.4	13,331.0
Investments and loans to affiliates, net	5,962.3	56.9	(5,751.4)	267.8
Fixed and noncurrent assets	78.3	2,655.5	35.9	2,769.7

Total assets	$6,588.9	$16,259.3	$(5,989.3)	$16,858.9

Current liabilities	$186.8	$4,802.3	$(1,108.9)	$3,880.2
Discontinued operations	9,598.8	12,748.7	(5,921.3)	16,426.2
Noncurrent liabilities	10,670.7	272.8	(7,848.6)	3,094.9
Liabilities subject to compromise	—	—	—	—
Shareholders’ (deficiency)	(13,867.4)	(1,564.5)	8,889.5	(6,542.4)

Total liabilities and shareholders’ (deficiency)	$6,588.9	$16,259.3	$(5,989.3)	$16,858.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(4,517.3)	$285.4	$4,387.0	$155.1
Net cash provided by (used in) investing activities	4,317.8	(826.1)	(4,084.0)	(592.3)
Net cash provided by financing activities	230.4	733.3	(302.8)	660.9
Effect of exchange rate changes on cash and cash equivalents	—	51.2	—	51.2

Increase in cash and cash equivalents	30.9	243.8	0.2	274.9
Cash and cash equivalents at beginning of year – continuing operations	127.3	101.0	—	228.3
Cash and cash equivalents at beginning of year – discontinued operations	78.9	197.4	—	276.3
Cash and cash equivalents at end of year – discontinued operations	(56.3)	(445.7)	—	(502.0)

Cash and cash equivalents at end of year – continuing operations	$180.8	$96.5	$0.2	$277.5

	Year Ended December 31, 2001

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(24,348.7)	$814.1	$22,936.8	$(597.8)
Net cash provided by (used in) investing activities	22,332.3	(2,093.4)	(22,338.7)	(2,099.8)
Net cash provided by financing activities	1,982.1	1,249.8	(598.0)	2,633.9
Effect of exchange rate changes on cash and cash equivalents	—	(11.1)	—	(11.1)

(Decrease) in cash and cash equivalents	(34.3)	(40.6)	0.1	(74.8)
Cash and cash equivalents at beginning of year – continuing operations	71.8	54.7	(0.1)	126.4
Cash and cash equivalents at beginning of year – discontinued operations	168.7	284.3	—	453.0
Cash and cash equivalents at end of year – discontinued operations	(78.9)	(197.4)	—	(276.3)

Cash and cash equivalents at end of year – continuing operations	$127.3	$101.0	$—	$228.3

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(5,323.1)	$1,049.4	$3,983.5	$(290.2)
Net cash provided by (used in) investing activities	(12,922.0)	(7,159.6)	6,653.4	(13,428.2)
Net cash provided by financing activities	16,096.1	6,269.2	(10,636.9)	11,728.4
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(15.8)	0.2	(27.8)

Increase (decrease) in cash and cash equivalents	(2,161.2)	143.2	0.2	(2,017.8)
Cash and cash equivalents at beginning of year – continuing operations	1,501.4	9.1	(0.3)	1,510.2
Cash and cash equivalents at beginning of year – discontinued operations	900.3	186.7	—	1,087.0
Cash and cash equivalents at end of year – discontinued operations	(168.7)	(284.3)	—	(453.0)

Cash and cash equivalents at end of year – continuing operations	$71.8	$54.7	$(0.1)	$126.4

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

25. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	(in millions)

	2002(1,2)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$88.6	$100.2	$109.7	$137.4	$435.9
Operating (loss)	(61.4)	(83.8)	(64.1)	(856.5)	(1,065.8)
(Loss) from continuing operations	(135.4)	(147.7)	(152.9)	(912.6)	(1,348.6)
(Loss) from discontinued operations	(470.5)	(408.4)	(295.9)	(931.5)	(2,106.3)
Net (loss)	(605.9)	(556.1)	(448.8)	(1,844.1)	(3,454.9)
Preferred stock dividends	(98.4)	(43.5)	(1.6)	(1.6)	(145.1)
Net (loss) available to common shareholders	(704.3)	(599.6)	(450.4)	(1,845.7)	(3,600.0)
Basic and diluted net loss per share:
(Loss) from continuing operations	$(0.85)	$(0.69)	$(0.56)	$(3.30)	$(5.40)
(Loss) from discontinued operations	(1.70)	(1.48)	(1.07)	(3.37)	(7.62)

Net (loss) per common share	$(2.55)	$(2.17)	$(1.63)	$(6.67)	$(13.02)

Weighted average shares	276.6	276.6	276.6	276.6	276.6

	(in millions)

	2001(1,3)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$93.1	$92.8	$79.4	$126.3	$391.6
Operating (loss)	(124.1)	(137.6)	(139.8)	(1,109.9)	(1,511.4)
(Loss) from continuing operations	(205.8)	(227.4)	(220.4)	(1,714.8)	(2,368.4)
(Loss) from discontinued operations	(837.1)	(801.8)	(811.1)	(9,422.9)	(11,872.9)
Net (loss)	(1,042.9)	(1,029.2)	(1,031.5)	(11,137.7)	(14,241.3)
Preferred stock dividends	(65.1)	(75.8)	(88.7)	(96.1)	(325.7)
Net (loss) available to common shareholders	(1,108.0)	(1,105.0)	(1,120.2)	(11,233.8)	(14,567.0)
Basic and diluted net loss per share:
(Loss) from continuing operations	$(0.99)	$(1.10)	$(1.11)	$(6.56)	$(9.76)
(Loss) from discontinued operations	(3.05)	(2.90)	(2.93)	(34.14)	(43.02)

Net (loss) per common share	$(4.04)	$(4.00)	$(4.04)	$(40.70)	$(52.78)

Weighted average shares	274.5	276.3	276.5	276.6	276.0

(1)	As more fully described in Notes 1, 2 and 3 to the Consolidated Financial Statements, on May 8, 2002, Old NTL filed the Plan which became effective on January 10, 2003. Under the terms of the Plan, the operations of New NTL have been accounted for as a discontinued operation of the Company, beginning with the quarter ended September 30, 2002 and, accordingly, its operating results have been excluded from the Company’s results from continuing operations for the periods presented. In addition, the operating results for NTL Australia and Rediffusion also qualified for discontinued operations treatment (because both units were sold during the current year) for all periods presented.

(2)	During the fourth quarter of 2002, the Company recorded an asset impairment charge of $838.8 million, which was associated with a goodwill impairment provision at Cablecom. The fourth quarter loss in 2002 from discontinued operations also included an asset impairment charge of $418.5 million and a restructuring charge of $99.2 million relating to the operations of New NTL.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(3)	During the fourth quarter of 2001, the Company recorded an asset impairment charge of $912.1 million, which was associated with a goodwill impairment provision at Cablecom and the write-down of various long-term assets at Premium TV. The fourth quarter loss in 2001 from discontinued operations also included an asset impairment charge of $8,161.6 million and a restructuring charge of $202.8 million relating to the operations of New NTL.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$70.4	$124.3
Marketable securities	4.3	—
Other	0.4	0.5

Total current assets	75.1	124.8
Deferred financing costs, net of accumulated amortization of $0.7 (2002) and $0.3 (2001)	3.5	3.9
Note receivable from CoreComm Limited, net of allowance of $17.6 (2002) and $7.0 (2001)	—	9.2
Other assets	—	0.5

Total assets	$78.6	$138.4

Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities	$2.7	$148.1
Liabilities subject to compromise	3,066.7	—
Investments in and loans to discontinued operations	4,986.1	3,095.2
Investments in and loans to affiliates, net	1,922.9	663.8
Long-term debt	—	—
Redeemable preferred stock	—	2,773.7
Shareholders’ (deficiency):
Common stock	2.8	2.8
Additional paid-in capital	13,574.9	13,720.0
Accumulated other comprehensive (loss)	(830.2)	(1,072.8)
(Deficit)	(22,647.3)	(19,192.4)

	(9,899.8)	(6,542.4)

Total liabilities and shareholders’ (deficiency)	$78.6	$138.4

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Operations
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Cost and expenses
Corporate expenses	$11.1	$29.4	$9.4
Amortization	0.4	0.3	—

Operating (loss)	(11.5)	(29.7)	(9.4)
Other income (expense)
Interest income and other, net	(7.8)	4.7	10.9
Interest expense (contractual interest of $25.3 (2002))	(3.8)	(5.3)	—
Foreign currency transaction gains (losses)	0.2	(0.4)	1.9

(Loss) income before recapitalization items, income taxes, equity in net (loss) of subsidiaries and discontinued operations	(22.9)	(30.7)	3.4
Recapitalization items, net	6.6	—	—

(Loss) income before income taxes, equity in net (loss) of subsidiaries and discontinued operations	(16.3)	(30.7)	3.4
Income tax (expense) benefit	(1.3)	—	0.3

(Loss) income before equity in net (loss) of subsidiaries	(17.6)	(30.7)	3.7
Equity in net (loss) of subsidiaries	(1,331.0)	(2,337.7)	(559.9)

(Loss) from continuing operations	(1,348.6)	(2,368.4)	(556.2)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,100.6)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,106.3)	(11,872.9)	(2,407.5)

Net (loss)	(3,454.9)	(14,241.3)	(2,963.7)
Preferred stock dividends (contractual dividends of $370.6 (2002))	(145.1)	(325.7)	(194.0)

Net (loss) available to common shareholders	$(3,600.0)	$(14,567.0)	$(3,157.7)

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Net cash (used in) operating activities	$(2,109.0)	$(11,873.3)	$(2,407.3)
Investing activities
Purchase of marketable securities	(29.4)	—	(96.9)
Proceeds from sales of marketable securities	25.2	60.3	202.6
Investments in and loans to affiliates	(91.2)	(200.6)	2,466.8
(Increase) decrease in other assets	(1.8)	0.1	—
Due from CoreComm Limited	—	(15.0)	—
Distribution to NTL (Delaware), Inc.	—	—	(4.3)

Net cash (used in) provided by continuing operations	(97.2)	(155.2)	2,568.2
Net cash provided by (used in) discontinued operations	2,152.3	11,974.7	(4,288.1)

Net cash provided by (used in) investing activities	2,055.1	11,819.5	(1,719.9)
Financing activities
Proceeds from borrowings, net of financing costs	—	95.9	—
Proceeds from issuance of common stock	—	13.0	2,327.6
Proceeds from exercise of stock options and warrants	—	—	6.8
Proceeds from issuance of preferred stock	—	—	1,862.0

Net cash provided by continuing operations	—	108.9	4,196.4
Net cash provided by discontinued operations	—	—	—

Net cash provided by financing activities	—	108.9	4,196.4
(Decrease) increase in cash and cash equivalents	(53.9)	55.1	69.2
Cash and cash equivalents at beginning of year	124.3	69.2	—

Cash and cash equivalents at end of year	$70.4	$124.3	$69.2

Supplemental disclosure of cash flow information
Cash paid for interest	$2.5	$3.1	$—
Supplemental schedule of non-cash financing activities
Accretion of dividends and discount on preferred stock	$145.1	$220.8	$78.1
Conversion of notes, net of unamortized deferred financing Costs	—	128.3	—
Common stock issued for acquisitions	—	4.3	—
Redeemable preferred stock issued for investment in affiliates	—	518.0	—
Conversion of series preferred stock	—	—	7.6

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

1. Corporate Restructuring

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL Europe, Inc. (“NTL Europe” or the “Company”) from Chapter 11 reorganization.

On May 8, 2002, the entity then known as “NTL Incorporated” (“Old NTL”) and certain of its subsidiaries as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets. The entity formerly known as “NTL Communications Corp.” was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled, and the Company issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with the Company.

Historical Structure of the Company

On May 18, 2000, the entity formerly known as “NTL Incorporated” (currently named “NTL (Delaware), Inc.” (“NTL Delaware”)) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called “NTL Incorporated” (which is now known as “NTL Europe, Inc.”) and the holding company’s subsidiary simultaneously changed its name to “NTL (Delaware), Inc.”

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

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

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

3. Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Accounts payable	$0.3
Interest payable	3.2
Dividends payable	109.9
Redeemable preferred stock:
Cumulative Convertible Preferred Stock	2,077.3
Variable Coupon Redeemable Preferred Stock	484.2
6.5% Redeemable Preferred Stock	98.4
13% Senior Redeemable Exchangeable Preferred Stock	193.4
Long term debt:
NTL Europe, Inc.:
5 3/4% Convertible Subordinated Notes	100.0

Total	$3,066.7

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL were canceled.

4. Redeemable Preferred Stock

All of Old NTL’s redeemable preferred stock was canceled on the Effective Date pursuant to the Plan.

Dividends on the Cumulative Convertible Preferred Stock, Series A (“Convertible Preferred Stock”) were payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. In March 2002, Old NTL elected to delay the conversion of the Convertible Preferred Stock until at least March 27, 2003. The Convertible Preferred Stock had a stated value and liquidation preference of $1,075.17 per share and was mandatorily redeemable for cash by Old NTL on March 27, 2009. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates had the option to elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding Old NTL’s Swiss operations.

Dividends on the Variable Coupon Redeemable Preferred Stock, Series A (“Variable Coupon Redeemable Preferred Stock”) were payable quarterly at Old NTL’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. The Variable Coupon Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2002. Old NTL’s 27% interest in Noos was pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

4. Redeemable Preferred Stock (continued)

Dividends on the 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (“6.5% Redeemable Preferred Stock”) were cumulative and were payable at a rate of 6.5% per annum in cash upon redemption. The 6.5% Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2007.

Dividends on the 13% Senior Redeemable Exchangeable Preferred Stock (the “Redeemable Preferred Stock”) accrued at 13% per annum ($130 per share) and were payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of Old NTL, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. The Redeemable Preferred Stock was redeemable, at Old NTL’s option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declined annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock was subject to mandatory redemption on February 15, 2009.

5. Note Payable to NTL Incorporated

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

6. Other

No cash dividends were paid to Old NTL by subsidiaries for the years ended December 31, 2002 and 2001 and during the period from May 18, 2000 to December 31, 2000.

Old NTL was a joint obligor for the NTL Delaware 5-3/4% Convertible Subordinated Notes due December 15, 2009 and for the NTL Communications Corp. 7% Convertible Subordinated Notes due December 15, 2008. Old NTL was a co-obligor on a subordinated basis for the NTL Communications Corp. 6-3/4% Convertible Senior Notes due May 15, 2008.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged
	Balance at	Charged	to
	Beginning	to	Other	(Deductions)		Balance
	of	Costs and	Accounts	/Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$6.6	$7.2	$—	$(4.4	)(a)	$9.4

Allowance for loans receivable	$37.2	$21.0	$—	$(40.6	)(b)	$17.6

Year ended December 31, 2001
Allowance for doubtful accounts	$6.2	$2.5	$—	$(2.1	)(c)	$6.6

Allowance for loans receivable	$—	$37.2	$—	$—		$37.2

Year ended December 31, 2000
Allowance for doubtful accounts	$0.7	$0.4	$—	$5.1	(d)	$6.2

(a)	Uncollectible accounts written-off, net of recoveries of $5.9 million, offset by $1.5 million foreign currency exchange translation adjustments.

(b)	Write off of loan receivable from Football League Joint Venture.

(c)	Uncollectible accounts written-off, net of recoveries of $2.0 million and $0.1 million foreign currency translation adjustments.

(d)	Recoveries, net of uncollectible accounts written-off of $1.2 million plus $0.2 million foreign currency exchange translation adjustments and $3.7 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Consolidated Financial Statements and Financial Statement Schedules

[remainder of page intentionally left blank]

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
NTL (Delaware), Inc.

We have audited the consolidated balance sheets of NTL (Delaware), Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL (Delaware), Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
May 28, 2003

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$204.9	$91.0
Marketable securities	13.1	—
Accounts receivable — trade, less allowance for doubtful accounts of $9.4 (2002) and $6.6 (2001)	240.7	192.1
Affiliate Receivable	35.1	5.5
Other	48.7	66.7
Discontinued operations	12,974.0	13,492.6

Total current assets	13,516.5	13,847.9
Fixed assets, net	1,681.9	1,494.6
Goodwill	220.1	959.8
Customer lists, net of accumulated amortization of $171.4 (2002) and $91.1 (2001)	62.8	104.1
Investments in and loans to affiliates, net	7.8	216.1
Deferred tax asset	200.9	20.4
Other assets, net of accumulated amortization of $61.7 (2002) and $24.7 (2001)	117.3	175.8

Total assets	$15,807.3	$16,818.7

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets — continued
(dollars in millions)

	December 31,

	2002	2001

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$48.3	$36.3
Accrued expenses and other	87.4	111.2
Interest payable	43.5	48.4
Deferred revenue	235.6	173.2
Affiliate payable	7.8	34.9
Current portion of long-term debt	2,719.3	3,360.2
Discontinued operations (including liabilities subject to compromise of $10,157.8)	17,973.2	16,430.6

Total current liabilities	21,115.1	20,194.8
Long-term debt	—	—
Other	164.8	123.1
Deferred income taxes	231.6	164.6
Commitments and contingent liabilities
Liabilities subject to compromise	1,243.7	—
Shareholder’s (deficiency):
Common stock — $.01 par value; authorized 100 shares; issued and outstanding 11 shares (2002 and 2001)	—	—
Additional paid-in capital	16,193.8	16,070.1
Accumulated other comprehensive (loss)	(821.9)	(1,072.7)
(Deficit)	(22,319.8)	(18,661.2)

	(6,947.9)	(3,663.8)

Total liabilities and shareholder’s (deficiency)	$15,807.3	$16,818.7

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Operations
(dollars in millions, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues	$432.2	$387.8	$226.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	160.2	161.6	88.9
Selling, general and administrative expenses	149.8	183.8	103.1
Asset impairments	854.3	485.8	—
Other charges	3.5	12.1	—
Corporate expenses	0.6	12.8	14.5
Depreciation	222.6	168.0	87.4
Amortization	95.1	388.0	299.3

	1,486.1	1,412.1	593.2

Operating (loss)	(1,053.9)	(1,024.3)	(366.4)
Other income (expense)
Interest income and other, net	(6.3)	22.2	34.1
Interest expense (contractual interest of $198.2 (2002))	(155.7)	(189.9)	(139.7)
Share of (losses) from equity investments	(199.2)	(619.9)	(46.3)
Other gains (losses)	3.0	(59.3)	—
Foreign currency transaction gains (losses)	9.0	(13.7)	(64.4)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,403.1)	(1,884.9)	(582.7)
Recapitalization items, net	(4.8)	—	—

(Loss) before income taxes and discontinued operations	(1,407.9)	(1,884.9)	(582.7)
Income tax benefit (expense)	129.4	51.0	23.2

(Loss) from continuing operations	(1,278.5)	(1,833.9)	(559.5)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,374.4)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,380.1)	(11,872.9)	(2,407.5)

Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s (Deficiency) Equity
(dollars in millions)

	Series Preferred
	Stock $.01 Par			Common Stock
	Value			$.01 Par Value			Additional
							Paid-In	Comprehensive
	Shares	Par		Shares	Par		Capital	(Loss)

							(Dollars in millions)
Balance, December 31, 1999	1,332,000		—	132,416,000		1.3	$4,125.1
Exercise of stock options				1,775,000		—	32.2
Exercise of warrants				192,000		—	5.1
Conversion of series preferred stock	(528,000)		—	8,229,000		0.1	(0.1)
Preferred stock issued for dividends	9,000						9.4
Accreted dividends on preferred stock	13,000		—				(20.0)
Accretion of discount on preferred stock							(0.1)
Contribution from NTL Incorporated							11,644.1
Corporate restructuring	(826,000)		—	(142,611,989)		(1.4)
Comprehensive Loss:
Net loss for the year ended December 31, 2000								$(2,967.0)
Currency translation adjustment								(432.7)
Unrealized net losses on investments								(14.2)

Total								$(3,413.9)

Balance, December 31, 2000	—		—	11		—	15,795.7
Contribution from NTL Incorporated, net							243.8
Non-cash compensation							30.6
Comprehensive loss:
Net loss for the year ended December 31, 2001								$(13,706.8)
Currency translation adjustment								(607.6)
Unrealized net losses on investments								(1.1)
Unrealized net losses on derivatives								(15.0)

Total								$(14,330.5)

Balance, December 31, 2001	—	$		11	$		$16,070.1
Contribution from NTL Incorporated, net							123.7
Net loss for the year ended December 31, 2002								$(3,658.6)
Currency translation adjustment								280.6
Reclassification adjustment								15.3
Additional minimum pension liability								(30.0)
Unrealized net losses on derivatives								(15.1)

Total								$(3,407.8)

Balance, December 31, 2002	—		$—	11		$—	$16,193.8

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s (Deficiency) Equity
(dollars in millions)

	Accumulated Other Comprehensive (Loss)

		Unrealized	Unrealized
	Foreign	Net Losses	Net Losses	Minimum
	Currency	On	On	Pension
	Translation	Investments	Derivatives	Liability	(Deficit)

Balance, December 31, 1999	$(2.1)				$(1,987.4)
Exercise of stock options
Exercise of warrants
Conversion of series preferred stock
Preferred stock issued for dividends
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Contribution from NTL Incorporated
Corporate restructuring
Comprehensive Loss:
Net loss for the year ended December 31, 2000					(2,967.0)
Currency translation adjustment	(432.7)
Unrealized net losses on investments		$(14.2)
Total
Balance, December 31, 2000	(434.8)	(14.2)			(4,954.4)
Contribution from NTL Incorporated, net
Non-cash compensation
Comprehensive loss:
Net loss for the year ended December 31, 2001					(13,706.8)
Currency translation adjustment	(607.6)
Unrealized net losses on investments		(1.1)
Unrealized net losses on derivatives			$(15.0)
Total
Balance, December 31, 2001	$(1,042.4)	$(15.3)	$(15.0)		$(18,661.2)
Contribution from NTL Incorporated, net
Net loss for the year ended December 31, 2002					(3,658.6)
Currency translation adjustment	280.6
Reclassification adjustment		15.3
Additional minimum pension liability				(30.0)
Unrealized net losses on derivatives			$(15.1)
Total
Balance, December 31, 2002	$(761.8)	—	$(30.1)	$(30.0)	$(22,319.8)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)
(Loss) from discontinued operations	(2,374.4)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations	(5.7)	—	—

Loss from continuing operations	(1,278.5)	(1,833.9)	(559.5)
Adjustments to reconcile to net cash provided by (used in) continuing operations:
Depreciation and amortization	317.7	556.2	386.7
Asset impairments	854.3	485.8	—
Write-down of other assets	17.2	—	—
Equity in losses of unconsolidated subsidiaries	199.2	619.9	46.3
(Gain) loss on sale of assets	(6.2)	58.5	—
Provision for losses on accounts receivable	7.2	32.7	0.4
Deferred income taxes	(127.5)	(50.3)	(23.1)
Amortization of original issue discount	—	0.2	0.3
Other	(6.1)	50.0	(2.1)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(11.5)	(9.3)	(116.7)
Other current assets	(15.3)	24.6	(106.8)
Other assets	2.9	(3.6)	2.0
Accounts payable	8.3	1.4	11.4
Accrued expenses and other	(27.6)	9.5	53.8
Deferred revenue	25.3	9.0	58.0

Net cash (used in) continuing operations	(40.6)	(49.3)	(249.3)
Net cash provided by (used in) discontinued operations	251.9	(518.8)	(129.0)

Net cash provided by (used in) operating activities	211.3	(568.1)	(378.3)
Investing activities
Acquisitions, net of cash acquired	—	—	(3,425.1)
Purchase of fixed assets	(120.8)	(244.9)	(277.7)
Investments in and loans to affiliates	(10.9)	(119.9)	(344.4)
Increase in other assets	(7.0)	(49.1)	(120.8)
Proceeds from sales of assets	432.2	30.9	—
Purchase of marketable securities	(34.0)	—	(58.2)
Proceeds from sales of marketable securities	21.1	—	241.7

Net cash provided by (used in) continuing operations	280.6	(383.0)	(3,984.5)
Net cash (used in) discontinued operations	(734.4)	(1,906.0)	(9,527.5)

Net cash (used in) investing activities	(453.8)	(2,289.0)	(13,512.0)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows — continued
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Financing activities
Proceeds from borrowings, net of financing costs	104.1	365.4	1,860.3
Proceeds from issuance of redeemable preferred stock	—	—	1,850.0
Proceeds from exercise of stock options and warrants	—	—	37.3
Principal payments	(2.9)	(68.3)	(39.1)
Repayment of the NTL Australia bank loan	(121.7)	—	—

Net cash provided by (used in) continuing activities	(20.5)	297.1	3,708.5
Net cash provided by discontinued activities	552.2	2,428.4	8,122.4

Net cash provided by financing activities	531.7	2,725.5	11,830.9
Effect of exchange rate changes on cash	50.4	(11.0)	(27.9)

Increase (decrease) increase in cash and cash equivalents	339.6	(142.6)	(2,087.3)
Cash and cash equivalents at beginning of year – continuing operations	91.0	56.9	1,511.6
Cash and cash equivalents at beginning of year – discontinued operations	276.3	453.0	1,085.6
Cash and cash equivalents at end of year – discontinued operations	(502.0)	(276.3)	(453.0)

Cash and cash equivalents at end of year – continuing operations	$204.9	$91.0	$56.9

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$127.9	$168.1	$131.1
Income taxes paid	—	13.2	5.2
Supplemental schedule of non-cash financing activities
Accretion of dividend and discount on preferred stock	—	$—	$20.1
Conversion of notes, net of unamortized deferred financing costs	—	(109.5)	—

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Business

Summary

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL (Delaware), Inc. (“NTL Delaware” or the “Company”), a wholly-owned subsidiary of NTL Europe (as defined below) which holds most of NTL Europe’s assets, from Chapter 11 reorganization nor the likely deconsolidation of Cablecom GmbH, an indirect wholly-owned subsidiary of the Company (“Cablecom”), and, therefore, are not indicative of the Company’s future results of operations, financial position or cash flows.

NTL’s Completed Restructuring

On May 8, 2002, the entity then known as NTL Incorporated (“Old NTL”) and certain of its subsidiaries (including the Company) as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time Old NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets (“NTL Europe”). The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled (including the Company’s long-term debt), and NTL Europe issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”), and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with NTL Europe or the Company.

New NTL has been accounted for as a discontinued operation beginning with the quarter ended September 30, 2002 and, accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

With the separation of Old NTL into two entities, the majority of the significant assets and holdings formerly owned and consolidated by Old NTL were retained by New NTL. Generally, other than Cablecom (which is itself being restructured as described below), the Company’s assets are not material compared to those of New NTL. In addition, as described in more detail in Note 22, as a result of the existing defaults under Cablecom’s debt agreements and its overindebtedness, in the near future, the Company expects its interest in Cablecom to be reduced to, at most, a small minority position. Further, NTL Europe’s board of directors and management will explore the strategic and financial alternatives available to it, including NTL Europe’s possible liquidation, a going-private transaction and the sale of its remaining assets. Accordingly, the Company’s historic financial statements presented herein are not particularly meaningful to the Company’s current and anticipated future business and should not be relied upon as indicative of the Company’s future performance.

Historical Structure of the Company

On May 18, 2000, the entity then known as NTL Incorporated (currently named NTL (Delaware), Inc.) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called NTL Incorporated (which is now known as NTL Europe, Inc.) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL (Delaware), Inc. continues to be wholly-owned by NTL Europe.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

1.	Organization and Business (continued)

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates Premium TV Limited, Cablecom, NTL Lanbase, SL, NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd. Premium TV Limited (“Premium TV”) develops sports-related Internet and media rights in the United Kingdom. Cablecom is the largest television operator in Switzerland, but, as discussed below, it is “overindebted” under Swiss law and it is unlikely that the Company will retain any significant interest in Cablecom. NTL Lanbase, SL is based in Spain and is a value-added reseller of equipment for corporate data networks in the United Kingdom. NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd., together with New NTL’s branch office in Singapore, offer design and build, consultancy and system integration services to broadcasters in Malaysia and Thailand.

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company also has various equity and cost method investments detailed in Note 9.

The Company’s most significant holdings are currently being restructured, and the Company is reviewing all of its holdings to determine the most appropriate course of action, which may result in one or more of these holdings being sold, transferred, foreclosed on, liquidated, wound-up or otherwise disposed of in the near future or at a later date. The Company may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, Note 21 “Commitments and Contingent Liabilities – Cablecom.” To the extent NTL Europe receives cash proceeds from any asset sale it or its subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in NTL Europe’s charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference) have been redeemed.

2.	Reorganization and Emergence from Chapter 11

Background of Restructuring

On January 31, 2002, Old NTL announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, Old NTL and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

Old NTL and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. Old NTL also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

On April 16, 2002, Old NTL announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of Old NTL and its subsidiaries. To implement the proposed recapitalization plan, on May 8, 2002, Old NTL and certain of the other subsidiaries of Old NTL, namely NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide Communications Cable Funding Corp. with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.)

As a result of the payment defaults, as well as the voluntary filing under Chapter 11 by Old NTL and certain of its subsidiaries, on May 8, 2002, there was an event of default under all of Old NTL and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, Old NTL negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to Old NTL and its subsidiaries. The Plan became effective on January 10, 2003, at which time Old NTL emerged from Chapter 11 reorganization. In connection with Old NTL’s emergence from Chapter 11 reorganization, NTL Communications Corp. issued $558.2 million aggregate principal face amount of 19% Senior Secured Notes due 2010 and 500,000 shares of its common stock on January 10, 2003. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations.

Liquidity and Capital Resources

NTL Delaware emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, its debt was cancelled.

NTL Delaware is primarily a holding company for the stock of its subsidiaries with no material independent source of cash in the next twelve months other than approximately $1 million from the disposition of its interest in iesy (as defined in Note 9) that was received in January 2003 and the expected collection of a note receivable relating to the 2002 sale of NTL Australia in the amount of approximately $6 million due in September 2003. At the time NTL Delaware emerged from bankruptcy, it had no cash on hand. NTL Delaware does not anticipate receiving any material cash proceeds from any of its subsidiaries during 2003. NTL Delaware’s operating expenses are expected to be minimal in 2003. NTL Delaware also had minimal liabilities upon emergence from bankruptcy. However, NTL Delaware is the guarantor of approximately $42 million of commitments of one of its subsidiaries, Premium TV Limited. Premium TV Limited is expected to have the resources to meet its obligations as they come due in the normal course of business through at least January 1, 2004 and, accordingly, management does not believe that NTL Delaware would be required to pay any amounts in connection with the guarantees through such date.

As described in Notes 1, 2 and 21, the Company expects to either complete a restructuring of the debt and equity of Cablecom, in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company’s having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

Recapitalization Expense

The joint reorganization plan provided that recapitalization costs be allocated among the Company, NTL Europe and New NTL.

Recapitalization items, net consist of the following:

	Year Ended
	December 31,

	2002	2001	2000

	(in millions)
Payroll and related costs paid	$(0.1)	$—	$—
Professional fees	(6.9)	—	—
Interest earned on accumulated cash from Chapter 11 proceeding (1)	2.2	—	—

	$(4.8)	$—	$—

Details of operating cash receipts and payments resulting from the recapitalization are as follows. NTL Europe and NTL Delaware made payments on behalf of New NTL which were charged to New NTL. The recapitalization items charged to New NTL are included in loss from discontinued operations.

Year Ended
December 31, 2002

(in millions)
Interest income (1)	$2.2
Payroll and related costs paid	—
Professional fees	(45.9)

Net operating cash flows from recapitalization items	$(43.7)

(1)  Interest income resulting from the recapitalization is for the period May 8, 2002 through December 31, 2002.

Pro Forma Consolidated Balance Sheet

The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. The Company adopted fresh-start reporting in January 2003 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company adopted fresh-start reporting because the holders of Old NTL’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims.

The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the deconsolidation of New NTL.

The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting. The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up of intangible assets to their fair values. The determination of the reorganization value is preliminary since the valuation of certain of the Company’s assets is still in process. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) that will be recognized in the Company’s financial statements for the quarter ended March 31, 2003:

(in millions)

Gain on debt discharge	$1,037.8
Gain related to deconsolidation of New NTL	4,999.2
Fresh-start adoption – intangible assets	142.1
Fresh-start adoption – long-term debt	1,284.9
Fresh-start adoption – deferred tax liability	(13.5)
Fresh-start adoption – non-current liabilities	(61.2)
Fresh-start adoption – accrued expenses	—
Fresh-start adoption – fixed assets	(507.0)
Fresh-start adoption – other assets	(33.5)

TOTAL	$6,848.8

The adjustments entitled “Deconsolidation of Cablecom” reflect the likelihood that the Company will not retain a significant interest in Cablecom and that Cablecom will no longer be reported as part of the Company’s consolidated results of operations. As described in more detail in Note 22 (Commitments and Contingent Liabilities – Cablecom), Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

	Historical	Emergence		Before		Pro Forma
	as of	from	Fresh-	Deconsolidation	Deconsolidation	as of
	December 31, 2002	Chapter 11	Start	of Cablecom	of Cablecom	December 31, 2002

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$204.9	$(110.4)	$—	$94.5	$(85.9)	$8.6
Marketable securities	13.1	(13.1)	—	—	—	—
Accounts receivable-trade, less allowance for doubtful accounts	240.7	—	—	240.7	(230.8)	9.9
Affiliate receivable	35.1	(18.8)	—	16.3	—	16.3
Other	48.7	—	—	48.7	(38.5)	10.2
Discontinued operations	12,974.0	(12,974.0)		—	2,189.1	2,189.1

Total current assets	13,516.5	(13,116.3)	—	400.2	1,833.9	2,234.1
Fixed assets, net	1,681.9	—	(506.9)	1,175.0	(1,166.8)	8.2
Goodwill	220.1	(1.4)	(218.7)	—	—	—
Reorganization value in excess of amounts Allocable to identifiable assets	—	—	213.9	213.9	(213.9)	—
Customer lists, net	62.8	—	146.8	209.6	(209.6)	—
Investments in and loans to affiliates, net	7.8	(0.1)	—	7.7	(7.7)	—
Deferred tax asset	200.9	—	69.2	270.1	(235.5)	34.6
Other assets, net	117.3	(19.0)	(50.8)	47.5	(0.4)	47.1

Total assets	$15,807.3	$(13,136.8)	$(346.5)	$2,324.0	$—	$2,324.0

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$48.3	$—	$—	$48.3	$(40.6)	$7.7
Accrued expenses and other	87.4		—	87.4	(64.2)	23.2
Interest payable	43.5	—	—	43.5	(43.5)	—
Deferred revenue	235.6	—	—	235.6	(229.8)	5.8
Affiliate payable	7.8	—	—	7.8	—	7.8
Current portion of long-term debt	2,719.3	—	(1,284.9)	1,434.4	(1,434.4)	—
Discontinued operations	17,973.2	(17,973.2)	—	—	2,189.1	2,189.1

Total current liabilities	21,115.1	(17,973.2)	(1,284.9)	1,857.0	376.6	2,233.6
Long-term debt	—	—	—	—	—
Other	164.8	—	(16.2)	148.6	(96.9)	51.7
Deferred income taxes	231.6	—	82.7	314.3	(279.7)	34.6
Commitments and contingent liabilities	—	—	—	—	—	—
Senior Redeemable Preferred	—	—	—	—	—	—
Liabilities subject to compromise	1,243.7	(1,243.7)	—	—	—	—
Shareholder’s (deficiency):
Common stock-old	—	—	—	—	—	—
Common stock-new	—	—	—	—	—	—
Additional paid-in capital	16,193.8	—	(16,189.7)	4.1	—	4.1
Accumulated other comprehensive (loss)	(821.9)	—	821.9	—	—	—
(Deficit)	(22,319.8)	6,080.1	16,239.7	—	—	—

Shareholder’s (deficiency)	(6,947.9)	6,080.1	871.9	4.1	—	4.1

Total liabilities and shareholder’s (deficiency)	$15,807.3	$(13,136.8)	$(346.5)	$2,324.0	$—	$2,324.0

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared on a going concern basis. As described in Notes 1, 2 and 21, the Company expects to either complete a restructuring of the debt and equity of Cablecom in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL Delaware is primarily a holding company for the stock of its subsidiaries with no material independent source of cash in the next twelve months other than approximately $1 million from the disposition of its interest in iesy that was received in January 2003 and the expected collection of a note receivable relating to the 2002 sale of NTL Australia in the amount of approximately $6 million due in September 2003. At the time NTL Delaware emerged from bankruptcy, it had no cash on hand. NTL Delaware does not anticipate receiving any material cash proceeds from any of its subsidiaries during 2003. NTL Delaware’s operating expenses are expected to be minimal in 2003. NTL Delaware also had minimal liabilities upon emergence from bankruptcy. However, NTL Delaware is the guarantor of approximately $42 million of commitments of one of its subsidiaries, Premium TV Limited. Premium TV Limited is expected to have the resources to meet its obligations as they come due in the normal course of business through at least January 1, 2004 and, accordingly, management does not believe that NTL Delaware would be required to pay any amounts in connection with the guarantees through such date.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Old NTL had determined that there was insufficient collateral to cover the interest portion of scheduled payments on certain of its prepetition debt obligations. Old NTL had therefore discontinued accruing interest on these obligations. For the year ended December 31, 2002, contractual interest was $198.2 million, which was $42.5 million in excess of reported interest expense.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements, and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

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

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $105.3 million and $1.6 million at December 31, 2002 and 2001, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 2002 and 2001, none and $1.5 million, respectively, of the cash equivalents were denominated in foreign currencies.

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

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Internal costs directly related to the construction of such facilities, including payroll and overhead costs of certain employees, are capitalized. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of fixed assets range from 5 years to 30 years.

Intangible Assets

Intangible assets include goodwill and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over 10 years. Upon the adoption of SFAS No. 142, goodwill is no longer amortized. Instead goodwill is reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.

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

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Investments in which the Company does not have the ability to exercise significant influence (less than 20% ownership) are accounted for on the cost method.

Deferred Financing Costs

Deferred financing costs, net of $33.9 million and $70.9 million as of December 31, 2002 and 2001, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

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

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs were $9.4 million, $13.1 million and $19.0 million in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

Had compensation for stock options granted by Old NTL been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts (See Note 18):

	For the Year Ended December 31,

	2002	2001	2000

	(in millions, except per share amounts)
Non-cash compensation expense, as reported	$—	$30.6	$—
Non-cash compensation expense, pro forma	$264.3	$268.3	$255.8
Net loss, as reported	$(3,658.6)	$(13,706.8)	$(2,967.0)
Net loss, pro forma	$(3,922.9)	$(13,975.1)	$(3,222.8)

Derivative Financial Instruments

Old NTL has used financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments were deferred and recognized in the statement of operations when the related hedged transactions were recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.	Discontinued Operations

Pursuant to the Plan, Old NTL was split into two separate companies on the Effective Date. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets. Prior to consummation of the Plan, NTL Communications Corp. was a wholly-owned subsidiary of Old NTL, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for Old NTL’s European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Old NTL and certain of its subsidiaries were canceled, and NTL Europe issued shares of its Common Stock and Preferred Stock and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of the Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan.

New NTL is accounted for as a discontinued operation, and accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

On April 2, 2002, Old NTL had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$575.3 million (US$304.5 million). Old NTL recognized a gain on the sale of approximately US$7.5 million, net of income tax expense of US$4.6 million, in April 2002. NTL Australia is accounted for as a discontinued operation and, accordingly, NTL Australia is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

In October 2002, Cablecom sold its consumer electronics retail stores (“Rediffusion”) for approximately CHF 5.0 million. The Company recognized a loss on the sale of approximately US$13.2 million in October 2002. Rediffusion is accounted for as a discontinued operation and, accordingly, Rediffusion is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

The following are the assets, liabilities and results of operations of New NTL, NTL Australia and Rediffusion:

	December 31, 2002
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,103.3	$—	$—	$1,103.3
Fixed assets, net	11,088.9	—	—	11,088.9
Other assets	781.8	—	—	781.8

Total assets	$12,974.0	$—	$—	$12,974.0

Current liabilities	$7,746.2	$—	—	$7,746.2
Non current liabilities	94.4	—	—	94.4
Liabilities subject to compromise	10,132.6	—	—	10,132.6

Total liabilities	$17,973.2	$—	$—	$17,973.2

	December 31, 2001
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,164.3	$32.0	$32.1	$1,228.4
Fixed assets, net	10,840.3	235.2	2.9	11,078.4
Other assets	1,027.1	137.9	20.8	1,185.8

Total assets	$13,031.7	$405.1	$55.8	$13,492.6

Current liabilities	$16,091.7	$71.1	$29.3	$16,192.1
Non current liabilities	122.7	111.9	3.9	238.5

Total liabilities	$16,214.4	$183.0	$33.2	$16,430.6

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.	Discontinued Operations (continued)

	Year Ended December 31, 2002
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,256.5	$17.3	$49.8	$3,323.6
Operating (loss)	(1,128.4)	0.3	(7.1)	(1,135.2)
Net (loss)	(2,367.2)	(0.3)	(6.9)	(2,374.4)

	Year Ended December 31, 2001
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,181.5	$61.8	$64.3	$3,307.6
Operating (loss)	(10,409.7)	(7.4)	(15.4)	(10,432.5)
Net (loss)	(11,850.8)	(6.5)	(15.6)	(11,872.9)

	Year Ended December 31, 2000
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$2,484.2	$55.0	$74.7	$2,613.9
Operating (loss)	(1,525.2)	(19.5)	1.4	(1,543.3)
Net (loss)	(2,388.1)	(20.9)	1.5	(2,407.5)

5.	Recent Accounting Pronouncements

On December 31, 2002, Old NTL adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company, except that it required the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002. The Company also accounted for NTL Communications and Rediffusion as discontinued operations in the third and fourth quarter of 2002, respectively.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5.	Recent Accounting Pronouncements (continued)

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Old NTL adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that Old NTL recorded in 2001, the adoption of this new standard did not result in an impairment upon adoption. Amortization of goodwill and license acquisition costs ceased effective January 1, 2002. See Note 8.

6.	Asset Impairments

Asset impairment charges were $854.3 million in the year ended December 31, 2002 and almost exclusively apply to the Cablecom operations. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $1.0 million, goodwill of $841.0 million and other assets of $12.3 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to goodwill was determined in accordance with SFAS No. 142.

As of December 31, 2001, Old NTL performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in Old NTL’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of Old NTL’s analysis, the book value of Old NTL’s net assets significantly exceeded its market capitalization. Accordingly, Old NTL performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of Old NTL’s assets was determined by discounting Old NTL’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. Old NTL recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,161.6 million is included in loss from discontinued operations, $912.1 million is included in asset impairments and $437.6 million is included in share of losses from equity investments. The asset impairment charge of $912.1 million included goodwill of $762.7 million, investments in affiliates of $25.1 million and other assets of $124.3 million.

7.	Fixed Assets

Fixed assets consist of:

	December 31,

	2002	2001

	(in millions)
Operating equipment	$2,109.2	$1,691.4
Other equipment	109.1	64.4
Construction-in-progress	25.1	2.8

	2,243.4	1,758.6
Accumulated depreciation	(561.5)	(264.0)

	$1,681.9	$1,494.6

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8.	Cablecom Acquisition and Intangible Assets

On March 28, 2000, Old NTL acquired the cable assets of the Cablecom group in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and Old NTL’s issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks. This acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $3,528.6 million, which includes costs incurred of $18.4 million, exceeded the fair value of net tangible assets acquired by $2,282.2 million, which was allocated as follows: $195.9 million to customer lists, $73.1 million to deferred taxes and $2,159.4 million to goodwill.

The change in the carrying amount of goodwill during the year ended December 31, 2002 is as follows (in millions):

Goodwill – December 31, 2001	$959.8
Impairment charge	(841.0)
Foreign currency exchange translation adjustments	101.3

Goodwill – December 31, 2002	$220.1

Upon the adoption of SFAS No. 142, Old NTL performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. Old NTL also determined that no changes in the remaining useful lives of the customer lists were required.

Old NTL also performed an evaluation for impairment of its goodwill as of January 1, 2002 and determined that no impairment charge was required.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chapter 11 reorganization, the adoption of fresh-start reporting, and prior to the deconsolidation of Cablecom, would be approximately $10 million for each of the next five years.

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each period (unaudited) (in millions):

	Year Ended
	December 31,

	2002	2001	2000

Loss from continuing operations — as reported	$(1,278.5)	$(1,833.9)	$(559.5)
Amortization of:
Goodwill	—	318.2	238.8
Other	—	32.8	0.8

	—	351.0	239.6

Loss from continuing operations – as adjusted	$(1,278.5)	$(1,482.9)	$(319.9)

9.	Investments in and Loans to Affiliates

The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company’s equity investments include its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH (“iesy”), the largest cable television network in the German province of Hessen, and its 34.01% interest in B2 (Bredband) AG (“B2”), a company based in Sweden, which provides access to a broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, but, as described more fully in this Form 10-K, the Company entered into a settlement agreement on April 30, 2003, pursuant to which, among other things, the Company agreed to sell all of its interest in B2 in the near future.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.	Investments in and Loans to Affiliates (continued)

On November 3, 2002, Old NTL, NTL Delaware, and Brigadoon Ventures, Inc., a wholly-owned subsidiary of NTL Delaware, entered into an agreement, whereby (1) Old NTL was entitled to receive a cash facilitation fee for its cooperation in the restructuring of iesy and its subsidiaries (but not in consideration of certain of Old NTL’s subsidiaries’ indirect equity stake in iesy) of approximately $1.3 million, less such subsidiaries’ pro rata share of expenses and (2) such subsidiaries were entitled to receive a release of possible liabilities and claims arising out of their indirect equity stake in iesy, including claims alleged by certain holders of notes of iesy in the bankruptcy. The transactions contemplated by the iesy agreement closed in January 2003. In addition to the Company’s share of iesy’s losses, share of losses from equity investments includes a non-cash write-down of the investment in iesy of $40.6 million in 2002.

B2 (Bredband)AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.	Investments in and Loans to Affiliates (continued)

Premium TV Limited

Premium TV, a wholly-owned subsidiary of NTL Delaware, is obliged to provide funding of up to approximately £39 million ($62.8 million) to fund various of its joint venture and other contractual interests. Of this amount, the payment of approximately £26 million ($41.7 million) has been guaranteed by NTL Delaware. If Premium TV fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV and, in respect of the guaranteed amounts, NTL Delaware, may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV, Premium TV may seek to discontinue these joint ventures and terminate their activities. The Company believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV, NTL Delaware and Old NTL agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League Limited agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL Delaware from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL Delaware deposited £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services. Premium TV and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The remaining balance in the account at December 31, 2002 was £8.88 million and is included in “Other Assets” in the accompanying consolidated balance sheet.

NTL Europe has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($6.8 million) to a joint venture whose business is the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire NTL Europe’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in NTL Europe’s selling its indirect interest at a potential loss. NTL Europe believes that it has various defenses and protections against such actions and intends to enforce vigorously its rights and protections. NTL Europe intends to negotiate with its joint venture partner to address these issues. These negotiations may not be successful and NTL Europe may not be able to retain its current interest in this joint venture company. The relevant subsidiary has ceased doing business and currently is in the process of being wound up.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.	Investments in and Loans to Affiliates (continued)

The Company’s investments in and loans to affiliates are as follows:

	December 31, 2002		December 31, 2001

	Ownership	Balance	Ownership	Balance

	(dollars in millions)
B2	34.01%	$—	34.01%	$92.5
iesy	32.50%	—	32.50%	73.0
Others		—		44.0

Total equity investments		—		209.5
Total cost investments		7.8		6.6

Total		$7.8		$216.1

The Company has reclassified $16.7 million of credit balances to “Other Long-Term Liabilities,” which related to investments where the Company has funding commitments and losses to date, which have exceeded the Company’s investment.

A summary of combined financial information as reported by the Company’s equity investees is set forth below (unaudited):

	December 31,	December 31,
	2002	2001

	(in millions)
Current assets	$157.7	$284.9
Fixed assets, net	414.5	391.7
Other assets	385.2	801.4

Total assets	$957.4	$1,478.0

Current liabilities	$138.2	$185.5
Non current liabilities	891.5	837.6
Total shareholders’ equity	(72.3)	454.9

Total liabilities and shareholders’ equity	$957.4	$1,478.0

	Year Ended
	December 31

	2002	2001	2000

	(in millions)
Revenues	$145.4	$126.2	$115.3
Operating (loss)	(431.5)	(254.7)	(225.1)
Net (loss)	(412.4)	(374.5)	(296.6)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.	Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Interest payable	27.2
Accrued expenses	0.2
Payable to subsidiaries	16.3
Long term debt:
5 3/4% Convertible Subordinated Notes	1,200.0

Total	$1,243.7

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL and NTL Delaware was canceled.

11.	Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consisted of:

	December 31,	December 31,
	2002	2001

	(in millions)
5 3/4% Convertible Subordinated Notes	$—	$1,200.0
Cablecom:
Term Loan Facility	1,951.8	1,626.8
Revolving Facility	762.7	527.2
Other	4.8	6.2

	2,719.3	3,360.2
Less current portion	2,719.3	3,360.2

	$—	$—

NTL Delaware had $1,200.0 million 5 3/4% Convertible Subordinated Notes due December 15, 2009 which were canceled on the Effective Date pursuant to the Plan. Interest of 5 3/4% per annum was payable semiannually from June 15, 2000. The notes were convertible into shares of Old NTL’s common stock at a conversion price of $108.18 per share.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11.	Long-Term Debt (continued)

In March 2000, Cablecom borrowed CHF 2,700.0 million ($1,951.8 million and $1,626.8 million at December 31, 2002 and 2001, respectively) under its term loan facility in connection with the acquisition of the Cablecom business. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective interest rate was 3.51% and 5.27% at December 31, 2002 and 2001, respectively. Although the term loan facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

Cablecom had the option to draw on a revolving facility of up to an additional CHF 1,400 million. The amount available had been capped at CHF 1,055 million although the availability may be increased with the consent of the requisite majority of the lenders. At December 31, 2002 and 2001, Cablecom had borrowed CHF 1,055.0 million ($762.7 million) and CHF 875.0 million ($527.2 million), respectively, and Cablecom has subsequently borrowed an additional CHF 37 million for accrued interest payments. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective rate of interest was 3.71% and 5.49% at December 31, 2002 and 2001, respectively. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Although the revolving facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

As described in more detail in Note 21 (Commitments and Contingent Liabilities – Cablecom), Cablecom does not have sufficient resources to satisfy these bank obligations. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.

In February 2001, $109.5 million principal amount of Old NTL’s 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of Old NTL’s common stock at the applicable conversion price of $39.20 per share. Old NTL issued as a premium on the conversion an additional 0.5 million shares which were valued at the closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, was included in Old NTL’s interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$2,714.7
2004	0.9
2005	0.1
2006	0.1
2007	0.1
Thereafter	3.4

Total debt repayments	2,719.3
Less: current portion	2,719.3

$—

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12.	Derivative Financial Instruments

Effective January 1, 2001, Old NTL adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive loss, depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, Old NTL has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive loss for certain qualifying cash flow hedges.

On January 1, 2001, Old NTL and its subsidiaries recorded all of their outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

At December 31, 2002, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

13.	Non-Cash Compensation

In July 2001, the Compensation and Option Committee of Old NTL’s Board of Directors approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of Old NTL’s common stock with exercise prices from $0.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. Old NTL recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of Old NTL’s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of Old NTL’s common stock were canceled on the Effective Date pursuant to the Plan.

14.	Other Charges Including Restructuring Charges

Other charges of $3.5 million in 2002 are for the integration of acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $12.1 million in 2001 include restructuring charges of $6.8 million and costs of $5.3 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Restructuring charges of $6.8 million for the year ended December 31, 2001 relates to Old NTL’s actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These costs were for approximately 225 employees to be terminated, none of whom are still employed by the Company as of December 31, 2002.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14.	Other Charges Including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2001 and 2002:

Employee
Severance
and Related Costs

Charged to expense	$6.8
Utilized	—

Balance, December 31, 2001	6.8
Utilized	(4.6)

Balance, December 31, 2002	$2.2

15.	Income Taxes

Significant components of the provision/(benefit) for income taxes attributable to continuing operations consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Current:
Federal	$(4.6)	$—	$—
Foreign	3.4	0.3	—

Total current	(1.2)	0.3	—

Deferred:
Foreign	(128.2)	(51.3)	(23.2)

Total deferred	(128.2)	(51.3)	(23.2)

	$(129.4)	$(51.0)	$(23.2)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

The Company’s deferred tax benefit relates primarily to operating loss carryforwards for which benefit was recognized to the extent of deferred tax liabilities. In addition, during the year ended December 31, 2002, Old NTL merged certain Swiss subsidiaries and identified additional tax losses within the merged entity, which allowed Old NTL to recognize a deferred tax benefit for tax losses to the extent that the tax losses offset existing deferred tax liabilities of the newly merged entity. The federal current benefit relates to utilization of operating losses to offset income from discontinued operations related to the sale of NTL Australia.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2002	2001

	(in millions)
Deferred tax liabilities:
Intangibles	$15.9	$23.0
Fixed assets	137.4	139.4
Accounts receivable	78.0	—
Other	0.3	2.2

Total deferred tax liabilities	231.6	164.6
Deferred tax assets:
Net operating losses	751.9	174.9
Investment and other	65.9	46.0

Total deferred tax assets	817.8	220.9
Valuation allowance for deferred tax assets	(616.9)	(200.5)

Net deferred tax assets	200.9	20.4

Net deferred tax (assets) liabilities	$30.7	$144.2

At December 31, 2002, Old NTL had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

At December 31, 2002, Old NTL had net operating loss carryforwards of approximately $300 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. Old NTL also has Swiss net operating loss carryforwards of approximately $2.5 billion that expire in varying amounts commencing in 2008.

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

In 2002, the Internal Revenue Service completed its federal income tax audit of Old NTL for the years 1996, 1997 and 1998. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Expected tax expense/benefit at federal statutory rate (35%)	$(493.2)	$(659.7)	$(203.9)
Increase/(decrease) resulting from:
Non-deductible asset impairments	299.0	323.2	—
Foreign losses with no benefit	(0.1)	171.5	200.3
U.S. losses with no benefits	61.8	113.8	(19.6)
Other	2.9	0.2	—

	$(129.4)	$(51.0)	$(23.2)

16.	Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt: The December 31, 2001 carrying amounts of the Old NTL bank credit facilities approximate their fair values. The fair values presented for the credit facilities at December 31, 2002, represent the values calculated in accordance with the application of fresh-start accounting, used in connection with the Company’s emergence from bankruptcy. The fair values of Old NTL’s other now-canceled debt at December 31, 2001 were based on their quoted market prices. At December 31, 2002, the fair value of the Convertible Notes, represents the approximate distribution value, which the holders of such debt received upon the Company’s emergence from bankruptcy on January 10, 2003.

The carrying amounts and fair values of Old NTL’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Cash and cash equivalents	$204.9	$204.9	$91.0	$91.0
Marketable securities	13.1	13.1	—	—
Long-term debt:
5 3/4% Convertible Notes	1,200.0	250.8	1,200.0	132.0
Term loan facility	1,951.8	1,031.4	1,626.8	1,626.8
Revolving facility	762.7	403.0	527.2	527.2

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.	Related Party Transactions

On the Effective Date, NTL Europe entered into a Transitional Services Agreement with New NTL. Under the Transitional Services Agreement, New NTL has agreed to provide NTL Europe with certain administrative and technical support for a limited period of time where its personnel had previously been providing support to the companies now comprised within NTL Europe’s group of companies. New NTL has agreed to provide NTL Europe with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical and purchasing assistance to NTL Europe’s Spanish business, access to New NTL’s internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of certain of the joint ventures in which NTL Europe has investments. This agreement provides that New NTL’s employees shall, as appropriate, prioritize work performed for New NTL ahead of work performed on behalf of NTL Europe.

In addition, under the Transitional Services Agreement, New NTL provides the services of five of its employees to NTL Europe seconded on a full-time basis for a period of up to two years (at NTL Europe’s option) and permits NTL Europe and its group of companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

NTL Europe pays New NTL pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by New NTL and its subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

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

Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with Old NTL and NTL Delaware to evidence such transactions. The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt in the amount of $69.3 million was repaid.

Certain former officers and directors of Old NTL were also officers and directors of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). On April 12, 2001, Old NTL purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, Old NTL entered into a network and software agreement with ATX, which agreement is now with New NTL. Under the agreement, ATX will provide U.S. network for Internet traffic from New NTL’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into ATX common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of ATX common stock for a specified period. Old NTL and ATX agreed to certain modifications to the conversion feature in connection with ATX’s recapitalization in December 2001.

Premium TV has entered into a number of agreements with New NTL, pursuant to which Premium TV receives certain operational services covering premises, connectivity, hosting, technology and other corporate volume purchasing benefits. Premium TV has a co-marketing agreement linked with New NTL’s broadband product and an agreement with New NTL where New NTL is able to exploit Premium TV’s pay per view rights.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.	Related Party Transactions (continued)

In 1999, NTL Broadcast established two subsidiaries, located in Thailand and Malaysia. Following consummation of the Plan, the Company maintained ownership of the operations in Malaysia and Thailand through two companies, NTL Broadcast Sdn and NTL Broadcast (Thailand) Ltd. (together, “NTL Asia”). The two subsidiaries are managed as one business. Separately, New NTL maintains a branch office in Singapore. The Company’s subsidiaries rely on New NTL’s Singapore office for administration and other support services. The Company has entered into an agreement to jointly manage the business of NTL Asia with New NTL.

18.	Shareholder’s Equity

Sales of Preferred Stock, Common Stock and Warrants

In August 1999, the Company received $1,000.0 million in cash from France Telecom in exchange for 750,000 shares of the Company’s 5% Cumulative Participating Convertible Preferred Stock and 4.2 million shares of the Company’s common stock.

In January 1999, the Company received $500.0 million in cash from Microsoft Corp. (“Microsoft”) in exchange for 500,000 shares of the Company’s 5.25% Convertible Preferred Stock (the “5.25% Preferred Stock”) and warrants to purchase 1.9 million shares of the Company’s common stock at an exercise price of $53.76 per share. Dividends were payable quarterly at the Company’s option in cash, common stock or additional shares of preferred stock. The Company issued approximately 25,000 shares of 5.25% Preferred Stock for dividend payments of $24.6 million through December 31, 1999. In February 2000, all of the 5.25% Preferred Stock was converted into 8.3 million shares of the Company’s common stock.

Series Preferred Stock

In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) in connection with an acquisition. Each share of Series A Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. In December 1999, all of the outstanding shares of the Series A Preferred Stock were redeemed for cash of $140.8 million, which included $15.5 million for accrued dividends.

In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the “Series B Preferred Stock”) in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the sated value per share. Dividends were payable when and if declared by the Board of Directors.

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock were as follows:

	Convertible	9.9%	9.9%
	Series A	Series A	Series B	5.25%	5%

Balance, December 31, 1998	—	125,000	52,000	—	—
Issued for cash	—	—	—	500,000	750,000
Issued for dividends	—	—	—	25,000	5,000
Redemption	—	(125,000)	—	—	—

Balance, December 31, 1999	—	—	52,000	525,000	755,000
Issued for dividends	—	—	—	3,000	19,000
Conversion into common stock	—	—	—	(528,000)	—
Corporate restructuring	—	—	(52,000)	—	(774,000)

Balance, December 31, 2001 and 2000	—	—	—	—	—

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Stock Options

All of Old NTL’s outstanding stock options were canceled on the Effective Date pursuant to the Plan. The stock option plans described below covered certain of the Company’s employees, as well as employees of the discontinued operations.

There were 335,000 shares and 2,733,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provided that incentive stock options (“ISOs”) would be granted at the fair market value of Old NTL’s common stock on the date of grant, and nonqualified stock options (“NQSOs”) would be granted at not less than 85% of the fair market value of Old NTL’s common stock on the date of grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

There were 16,000 shares and 67,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options would be granted to members of the Board of Directors who were not employees of Old NTL or any of its affiliates. These plans provided that all options would be granted at the fair market value of Old NTL’s common stock on the date of grant, and options would expire ten years after the date of the grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remained a director of Old NTL. Options expired ten years after the date of the grant.

There were 19,684,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a NQSO would have been determined by the Compensation and Option Committee. Options were generally exercisable ratably over five to ten years while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

In December 2000, the Board of Directors of Old NTL approved the rescission of the exercise of ISOs for 156,000 shares of Old NTL’s common stock, and Old NTL returned cash of $1.1 million. The rescission was accounted for as a modification of the original options that resulted in a new measurement date. On the new measurement date, Old NTL recognized no compensation expense.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Old NTL had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of Old NTL’s common stock of .702, .702 and .385, respectively, and a weighted-average expected life of the option of 10 years.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Shareholder’s Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Old NTL’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss and net loss per share in future years. Had compensation for stock options granted by Old NTL been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share data)
Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)
Pro forma net (loss)	$(3,922.9)	$(13,975.1)	$(3,222.8)

A summary of Old NTL’s stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

	(in millions)		(in millions)		(in millions)
Outstanding — beginning of year	71.9	$36.13	61.4	$41.52	29.2	$24.60
Granted	—	—	14.3	12.55	34.8	54.90
Exercised	—	—	(1.1)	11.93	(2.1)	17.13
Forfeited	(3.7)	39.09	(2.7)	42.46	(0.5)	83.31

Outstanding — end of year	68.2	$36.06	71.9	$36.13	61.4	$41.52

Exercisable at end of year	34.3	$30.37	24.7	$27.50	16.3	$21.82

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001 and 2000 is $5.69, $5.69 and $32.19 respectively.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Shareholder’s Equity (continued)

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted-	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

	(in millions)			(in millions)
$ 0.35 to $9.36	4.4	3.1 Years	$5.434	4.3	$5.434
$10.00 to $18.40	14.8	4.2 Years	$11.136	8.0	$12.082
$19.86 to $27.84	12.9	6.6 Years	$23.395	8.2	$23.305
$28.06 to $35.64	0.6	6.3 Years	$30.372	0.5	$30.477
$36.12 to $40.19	0.8	7.2 Years	$38.823	0.5	$38.629
$42.44 to $47.44	13.0	7.4 Years	$44.437	4.5	$44.397
$48.38 to $53.76	4.6	6.6 Years	$50.383	3.2	$50.400
$57.60 to $63.63	16.6	6.8 Years	$63.409	4.7	$62.986
$68.20 to $75.56	0.1	7.1 Years	$75.413	0.1	$75.401
$91.13 to $97.50	0.4	7.1 Years	$93.713	0.3	$93.713

Total	68.2			34.3

As of December 31, 2002, Old NTL had 171.8 million shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock, all of which have now been canceled.

19. Employee Benefit Plans

Cablecom operates a defined benefit pension plan in Switzerland. The assets of the Plan are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Employee Benefit Plans (continued)

At December 31, 2002, the projected benefit obligations of Old NTL’s defined benefit pension plans exceeded the fair value of the plan assets by $44.5 million. The projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $156.4 million, $125.1 million and $112.0 million, respectively, at December 31, 2002.

	Year Ended
	December 31,

	2002	2001

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$145.7	$122.2
Disposition	(21.8)	—
Service cost	7.4	7.4
Interest cost	6.3	5.5
Actuarial losses (gains)	10.3	12.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rate changes	12.7	1.2

Benefit obligation at end of year	$156.4	$145.6

Change in plan assets
Fair value of plan assets at beginning of year	$142.3	$151.0
Disposition	(15.8)	—
Actual return on plan assets	(30.9)	(15.0)
Company contributions	4.7	4.5
Plan participants’ contributions	3.5	3.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rates changes	12.4	1.5

Fair value of plan assets at end of year	$112.0	$142.3

Funded status of the plan	$(44.5)	$(3.4)
Unrecognized net actuarial (gains) losses	61.3	17.8
Unrecognized transition obligation	0.5	0.8

Net amount recognized	$17.3	$15.2

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$16.8	$14.4
Accrued benefit liability	(30.5)	—
Intangible asset	1.0	0.8
Accumulated other comprehensive loss	30.0	—

Net amount recognized	$17.3	$15.2

	Year Ended December 31,

	2002	2001

Actuarial assumptions:
Discount rate	4.00%	4.50%
Rate of compensation increase	1.00%	2.00%
Expected long-term rate of return on plan assets	4.00%	5.50%

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Employee Benefit Plans (continued)

The components of net pension costs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Service cost	$7.4	$7.4	$6.1
Interest cost	6.3	5.5	5.5
Expected return on plan assets	(6.3)	(8.7)	(13.7)
Plan participants’ contributions	(3.5)	(3.4)	(2.8)
Net amortization and deferral	—	(0.5)	4.0

	$3.9	$0.3	$(0.9)

20. Leases

Future minimum annual payments at December 31, 2002 are as follows (in millions). The table reflects Old NTL’s contractual obligations.

Operating
Leases

Year ending December 31:
2003	$4.8
2004	5.1
2005	5.1
2006	5.3
2007	5.5
Thereafter	6.9

Total minimum lease payments	$32.7

Leases for buildings, office space and equipment extend through 2019. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $7.0 million, $16.4 million and $10.0 million, respectively.

21. Commitments and Contingent Liabilities

At December 31, 2002, Old NTL was committed to pay approximately $121.8 million for equipment and services and for investments in and loans to affiliates. This amount included approximately $48.7 million for operations and other commitments from January 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding fiscal years is as follows (in millions):

Year Ending
December 31:

2003	$73.1
2004	9.2
2005	9.2
2006	1.4
2007	1.4

$94.3

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

21. Commitments and Contingent Liabilities (continued)

Morgan Stanley

In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, NTL Delaware and NTL Communications by Morgan Stanley Senior Funding Inc. for $11.4 million. These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999. The Company believes it has meritorious defenses to these claims and on May 8, 2003 filed an objection to these claims. At this time, the Company cannot predict the outcome of these claims.

B2 (Bredband) AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

Cablecom

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recent accrued interest payments). Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances. In addition, Cablecom has been notified by the lenders that it is in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

Cablecom does not have the resources to repay the bank debt when it comes due, whether on the extended maturity date or upon the acceleration thereof. Further, as security for its guaranty of Cablecom’s obligations under the credit agreement, NTL Cablecom Holding GmbH, the parent entity of Cablecom, has pledged to the lenders all of the shares of Cablecom. Accordingly, upon the maturity of the credit facility, whether upon acceleration or otherwise, the lenders could seek to exercise their rights under the pledge. In such an event, although the Company would not be liable for any of Cablecom’s obligations, it would be deprived of all of its ownership interest in Cablecom.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

21. Commitments and Contingent Liabilities (continued)

In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law. If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future, the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law. Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom or an extension of the maturity date or any other measures taken which would cure the “overindebtedness,” the board would be required to notify a Swiss court and deposit the balance sheets for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings. If Cablecom files for insolvency proceedings, it is unlikely that the Company will retain any interest in Cablecom.

In order to seek to address the foregoing issues, Cablecom is currently in negotiations with its lenders regarding an overall financial restructuring of Cablecom. If consummated, such restructuring is expected to include a reduction in the amount of debt outstanding, an extension of maturity date of such debt and control of Cablecom being assumed by the lenders. As part of such negotiations, the “Company” is seeking to retain a small minority interest in Cablecom in consideration for its cooperation in permitting Cablecom to reach a consensual restructuring plan with its lenders. There is, however, no assurance that such negotiations will be successful. Further, whether or not such negotiations are successful, the Company expects to be deprived of the Company’s controlling interest in Cablecom in the near future. After such occurrence, the results of Cablecom will not be reported as part of the Company’s consolidated results of operations.

On May 1, 2003, Owl Creek Asset Management, L.P., one of Old NTL’s creditors, filed an amended complaint against CRT Capital Group LLC, New NTL and NTL Europe in U.S. Bankruptcy Court for the Southern District of New York. The amended complaint concerns certain “when-issued” trades of New NTL’s common stock made by Owl Creek with CRT prior to a subsequent modification of Old NTL’s plan of reorganization. Under the modified plan, Old NTL’s creditors were entitled to receive only one-fourth the number of shares of New NTL common stock contemplated prior to the modification. Therefore, certain holders of New NTL common stock sold more stock on the “when-issued” market than they ultimately received under the amended plan. On January 16, 2003, the bankruptcy court entered an order providing that sellers of New NTL’s common stock on the “when-issued” market may settle such trades by reducing the number of shares traded in each such transaction by 25% and increasing the per share purchase price for such shares by 400%. The order provided that buyers in such trades were required to accept such a settlement, but the order was dissolved on February 5, 2003. In addition to its claims against CRT, Owl Creek has asserted claims against New NTL and NTL Europe for breach of fiduciary duty, gross negligence, breach of contract, promissory estoppel, contribution and indemnification, alleging that Old NTL’s creditors should have been better informed of the changes to New NTL’s common stock under the plan. Since the securities that are the subject of the complaint are those of New NTL, NTL Europe does not believe that it has any material exposure with respect to this claim.

22. Geographic Information

	United States	Switzerland	Other	Total

	(in millions)
2002
Revenues	$—	$401.6	$30.6	$432.2
Long-lived assets	19.1	2,196.8	74.9	2,290.8
2001
Revenues	$—	$329.2	$58.6	$387.8
Long-lived assets	28.1	2,631.6	311.1	2,970.8
2000
Revenues	$—	$202.5	$24.3	$226.8
Long-lived assets	16.7	3,828.1	910.2	4,755.0

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization

The following consolidating financial statements of Old NTL and subsidiaries as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is being provided pursuant to AICPA Statement of Position 90-7. Old NTL, NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of Old NTL are included in Entities Not in Reorganization.

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$432.2	$—	$432.2
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	160.2	—	160.2
Selling, general and administrative expenses	3.7	154.8	(8.7)	149.8
Asset impairments	—	854.3	—	854.3
Other charges	—	3.5	—	3.5
Corporate expenses	0.6	—		0.6
Depreciation	0.7	221.9	—	222.6
Amortization	12.7	82.4	—	95.1

	17.7	1,477.1	(8.7)	1,486.1

Operating loss	(17.7)	(1,044.9)	8.7	(1,053.9)
Other income (expense)
Interest income and other, net	6.5	(13.0)	0.2	(6.3)
Interest expense (contractual interest of $198.2 (2002))	(24.3)	(128.0)	(3.4)	(155.7)
Share of (losses) from equity investments	(1,353.5)	(22.4)	1,176.7	(199.2)
Other gains (losses)	1.1	1.9	—	3.0
Foreign currency transaction gains	9.1	—	(0.1)	9.0

(Loss) before recapitalization items, income taxes and discontinued operations	(1,378.8)	(1,206.4)	1,182.1	(1,403.1)
Recapitalization items, net	(7.1)	(5.2)	7.5	(4.8)

(Loss) before income taxes and discontinued operations	(1,385.9)	(1,211.6)	1,189.6	(1,407.9)
Income tax (expense) benefit	4.6	129.4	(4.6)	129.4

(Loss) from continuing operations	(1,381.3)	(1,082.2)	1,185.0	(1,278.5)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(4,762.0)	(1,737.4)	4,125.0	(2,374.4)
(Loss) gain on sale of discontinued operations, net of taxes	(5.7)	31.4	(31.4)	(5.7)

(Loss) from discontinued operations	(4,767.7)	(1,706.0)	4,093.6	(2,380.1)

Net (loss)	$(6,149.0)	$(2,788.2)	$5,278.6	$(3,658.6)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$387.8	$—	$387.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	161.6	—	161.6
Selling, general and administrative expenses	5.9	186.0	(8.1)	183.8
Asset impairments	—	887.0	(401.2)	485.8
Other charges	—	12.1		12.1
Corporate expenses	12.8	—		12.8
Depreciation	2.7	165.3		168.0
Amortization	2.9	385.1		388.0

	24.3	1,797.1	(409.3)	1,412.1

Operating loss	(24.3)	(1,409.3)	409.3	(1,024.3)
Other income (expense)
Interest income and other, net	5.7	14.2	2.3	22.2
Interest expense	(69.0)	(126.0)	5.1	(189.9)
Share of (losses) from equity investments	(1,635.7)	(40.6)	1,056.4	(619.9)
Other gains (losses)	(109.3)	50.4	(0.4)	(59.3)
Foreign currency transaction (losses)	(9.7)	(4.0)	—	(13.7)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,842.3)	(1,515.3)	1,472.7	(1,884.9)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(1,842.3)	(1,515.3)	1,472.7	(1,884.9)
Income tax benefit	2.4	48.6	—	51.0

(Loss) from continuing operations	(1,839.9)	(1,466.7)	1,472.7	(1,833.9)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(11,867.1)	(30.7)	24.9	(11,872.9)
Gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(11,867.1)	(30.7)	24.9	(11,872.9)

Net (loss)	$(13,707.0)	$(1,497.4)	$1,497.6	$(13,706.8)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$226.8	$—	$226.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	88.9	—	88.9
Selling, general and administrative expenses	—	103.1	—	103.1
Asset impairments	—	—		—
Other charges	—	—		—
Corporate expenses	14.5	—		14.5
Depreciation	2.3	99.3	(14.2)	87.4
Amortization	2.7	282.0	14.6	299.3

	19.5	573.3	0.4	593.2

Operating loss	(19.5)	(346.5)	(0.4)	(366.4)
Other income (expense)
Interest income and other, net	29.1	(2.6)	7.6	34.1
Interest expense	(68.6)	(84.0)	12.9	(139.7)
Share of (losses) from equity investments	(437.5)	—	391.2	(46.3)
Other gains (losses)	—	—	—	—
Foreign currency transaction gains	(63.0)	—	(1.4)	(64.4)

(Loss) before recapitalization items, income taxes and discontinued operations	(559.5)	(433.1)	409.9	(582.7)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(559.5)	(433.1)	409.9	(582.7)
Income tax (expense) benefit		23.2		23.2

(Loss) from continuing operations	(559.5)	(409.9)	409.9	(559.5)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(2,407.5)	(19.7)	19.7	(2,407.5)
(Loss) gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(2,407.5)	(19.7)	19.7	(2,407.5)

Net (loss)	$(2,967.0)	$(429.6)	$429.6	$(2,967.0)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	December 31, 2002

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$166.3	$376.5	$(0.3)	$542.5
Discontinued operations	809.6	12,692.6	(528.2)	12,974.0
Investments in and loans to affiliates, net	23,001.2	16.1	(23,009.5)	7.8
Fixed and noncurrent assets	64.0	2,219.0	—	2,283.0

Total assets	$24,041.1	$15,304.2	$(23,538.0)	$15,807.3

Current liabilities	$9.5	$5,391.5	$(2,259.1)	$3,141.9
Discontinued operations	13,331.4	14,764.0	(10,122.2)	17,973.2
Noncurrent liabilities	5,927.0	361.9	(5,892.5)	396.4
Liabilities subject to compromise	1,243.7	—	—	1,243.7
Shareholder’s (deficiency)	3,529.5	(5,213.2)	(5,264.2)	(6,947.9)

Total liabilities and shareholder’s (deficiency)	$24,041.1	$15,304.2	$(23,538.0)	$15,807.3

	December 31, 2001

		Entities Not
	Entities in	In
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$10.1	$815.9	$(470.6)	$355.3
Discontinued operations	414.0	12,713.6	365.0	13,492.6
Investments and loans to affiliates, net	5,962.3	56.9	(5,803.1)	216.1
Fixed and noncurrent assets	64.2	2,655.2	35.3	2,754.7

Total assets	$6,450.5	$16,241.6	$(5,873.4)	$16,818.7

Current liabilities	$38.7	$4,787.1	$(1,061.6)	$3,764.2
Discontinued operations	9,598.8	12,748.7	(5,916.9)	16,430.6
Noncurrent liabilities	4,138.0	272.8	(4,123.1)	287.7
Liabilities subject to compromise	—	—	—	—
Shareholder’s (deficiency)	(7,325.0)	(1,567.0)	5,228.2	(3,663.8)

Total liabilities and shareholder’s (deficiency)	$6,450.5	$16,241.6	$(5,873.4)	$16,818.7

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	In
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(2,390.9)	$(36.0)	$2,638.2	$211.3
Net cash provided by (used in) investing activities	2,508.3	(150.5)	(2,811.6)	(453.8)
Net cash provided by financing activities	(10.0)	153.1	388.6	531.7
Effect of exchange rate changes on cash and cash equivalents	—	14.6	35.8	50.4

Increase in cash and cash equivalents	107.4	(18.8)	251.0	339.6
Cash and cash equivalents at beginning of year – continuing operations	3.0	88.0	—	91.0
Cash and cash equivalents at beginning of year – discontinued operations	—	25.2	251.1	276.3
Cash and cash equivalents at end of year – discontinued operations	—	—	(502.0)	(502.0)

Cash and cash equivalents at end of year – continuing operations	$110.4	$94.4	$0.1	$204.9

	Year Ended December 31, 2001

		Entities Not
	Entities in	In
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(12,013.3)	$12.1	$11,433.1	$(568.1)
Net cash provided by (used in) investing activities	11,813.2	(393.6)	(13,708.6)	(2,289.0)
Net cash provided by financing activities	200.5	414.1	2,110.9	2,725.5
Effect of exchange rate changes on cash and cash equivalents	—	(3.2)	(7.8)	(11.0)

(Decrease) in cash and cash equivalents	0.4	29.4	(172.4)	(142.6)
Cash and cash equivalents at beginning of year – continuing operations	2.6	54.3	—	56.9
Cash and cash equivalents at beginning of year – discontinued operations	—	29.5	423.5	453.0
Cash and cash equivalents at end of year – discontinued operations	—	(25.2)	(251.1)	(276.3)

Cash and cash equivalents at end of year – continuing operations	$3.0	$88.0	$—	$91.0

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	In
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(2,526.0)	$38.9	$2,108.8	$(378.3)
Net cash provided by (used in) investing activities	(5,158.2)	(1,965.1)	(6,388.7)	(13,512.0)
Net cash provided by financing activities	6,185.4	1,990.8	3,654.7	11,830.9
Effect of exchange rate changes on cash and cash equivalents	—	(2.4)	(25.5)	(27.9)

Increase (decrease) in cash and cash equivalents	(1,498.8)	62.2	(650.7)	(2,087.3)
Cash and cash equivalents at beginning of year – continuing operations	1,501.4	8.8	1.4	1,511.6
Cash and cash equivalents at beginning of year – discontinued operations	—	12.8	1,072.8	1,085.6
Cash and cash equivalents at end of year – discontinued operations	—	(29.5)	(423.5)	(453.0)

Cash and cash equivalents at end of year – continuing operations	$2.6	$54.3	$—	$56.9

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	(in millions)

	2002(1,2)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$87.7	$99.2	$108.8	$136.5	$432.2
Operating (loss)	(44.0)	(73.8)	(62.0)	(874.1)	(1,053.9)
(Loss) from continuing operations	(104.5)	(124.1)	(142.5)	(907.4)	(1,278.5)
(Loss) from discontinued operations	(464.9)	(406.1)	(583.5)	(925.6)	(2,380.1)
Net (loss)	(569.4)	(530.2)	(726.0)	(1,833.0)	(3,658.6)

	(in millions)

	2001(1,3)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$92.1	$91.8	$78.7	$125.2	$387.8
Operating (loss)	(117.9)	(126.9)	(128.6)	(650.9)	(1,024.3)
(Loss) from continuing operations	(199.1)	(212.2)	(195.2)	(1,227.4)	(1,833.9)
(Loss) from discontinued operations	(837.1)	(801.8)	(811.1)	(9,422.9)	(11,872.9)
Net (loss)	(1,036.2)	(1,014.0)	(1,006.3)	(10,650.3)	(13,706.8)

(1)	As more fully described in Notes 1, 2 and 3 to the Consolidated Financial Statements, on May 8, 2002, Old NTL filed the Plan which became effective on January 10, 2003. Under the terms of the Plan, the operations of New NTL have been accounted for as a discontinued operation of the Company, beginning with the quarter ended September 30, 2002 and, accordingly, its operating results have been excluded from the Company’s results from continuing operations for the periods presented. In addition, the operating results for NTL Australia and Rediffusion also qualified for discontinued operations treatment (because both units were sold during the current year) for all periods presented.

(2)	During the fourth quarter of 2002, the Company recorded an asset impairment charge of $838.8 million, which was associated with a goodwill impairment provision at Cablecom. The fourth quarter loss in 2002 from discontinued operations also included an asset impairment charge of $418.5 million and a restructuring charge of $99.2 million relating to the operations of New NTL.

(3)	During the fourth quarter of 2001, the Company recorded an asset impairment charge of $912.1 million, which was associated with a goodwill impairment provision at Cablecom and the write-down of various long-term assets at Premium TV. The fourth quarter loss in 2001 from discontinued operations also included an asset impairment charge of $8,161.6 million and a restructuring charge of $202.8 million relating to the operations of New NTL.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$110.4	$3.0
Marketable securities	13.0	—
Affiliate receivables	35.1	5.5
Other	7.8	1.5

Total current assets	166.3	10.0
Fixed assets, net	—	6.3
Deferred financing costs, net of accumulated amortization of $18.5 (2002) and $5.7 (2001)	19.1	21.8
Other assets	44.9	36.1

Total assets	$230.3	$74.2

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities	$1.7	$5.3
Affiliate payable	7.8	33.4

Total current liabilities	9.5	38.7
Long-term debt	—	1,200.0
Liabilities subject to compromise	1,243.7	—
Investments in and loans to discontinued operations	4,999.2	2,938.0
Investments in and loans to affiliates, net	925.8	(438.7)
Shareholder’s (deficiency):
Common stock	—	—
Additional paid-in capital	16,193.9	16,070.1
Accumulated other comprehensive (loss)	(821.9)	(1,072.7)
(Deficit)	(22,319.9)	(18,661.2)

	(6,947.9)	(3,663.8)

Total liabilities and shareholder’s (deficiency)	$230.3	$74.2

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Operations
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Cost and expenses
Operating expenses (exclusive of depreciation shown separately below)	$—	$—	$—
Selling, general and administrative expenses	3.6	5.8	—
Asset impairments	2.2	—	—
Other charges	—	—	—
Corporate expenses	0.6	12.8	14.5
Depreciation and amortization	13.4	5.5	5.0

Operating (loss)	(19.8)	(24.1)	(19.5)
Other income (expense)
Interest income and other, net	4.1	5.7	29.2
Interest expense	(24.3)	(69.0)	(68.6)
Other gains (losses)	1.1	(109.3)	—
Foreign currency transaction gains (losses)	9.1	(9.7)	(63.0)

(Loss) income before recapitalization items, income taxes, equity in net (loss) of subsidiaries and discontinued operations	(29.8)	(206.4)	(121.9)
Recapitalization items, net	(4.8)	—	—

(Loss) income before income taxes, equity in net (loss) of subsidiaries and discontinued operations	(34.6)	(206.4)	(121.9)
Income tax (expense) benefit	4.6	2.4	—

(Loss) income before equity in net (loss) of subsidiaries	(30.0)	(204.0)	(121.9)
Equity in net (loss) of subsidiaries	(1,248.5)	(1,635.7)	(437.6)

(Loss) from continuing operations	(1,278.5)	(1839.7)	(559.6)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit (charge) of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,374.4)	(11,867.1)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,380.1)	(11,867.1)	(2,407.5)

Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Net cash (used in) operating activities	$(3,744.4)	$(13,531.2)	$(2,963.5)
Investing activities
Purchase of marketable securities	(34.0)	—	(58.2)
Proceeds from sales of marketable securities	21.1	—	241.6
Purchase of fixed assets	—	—	(4.0)
Investments in and loans to affiliates	(95.8)	(88.2)	(2,435.3)
Increase(decrease) in other assets	—	(5.5)	—
Proceeds from the sale of assets	8.9	—	—

Net cash (used in) provided by continuing operations	(99.8)	(93.7)	(2,255.9)
Net cash provided by (used in) discontinued operations	1,655.4	1,517.9	437.5

Net cash provided by (used in) investing activities	1,555.6	1,424.2	(1,818.4)
Financing activities
Proceeds from borrowings, net of financing costs	(10.0)	—	(0.8)
Proceeds from issuance of common stock		—	37.3
Proceeds from issuance of preferred stock	—	—	1,850.0

Net cash provided by (used in) continuing operations	(10.0)	—	1,886.5
Net cash provided by discontinued operations	2,306.2	12,107.4	1,396.7

Net cash provided by financing activities	2,296.2	12,107.4	3,283.2
Increase (decrease) in cash and cash equivalents	107.4	0.4	(1,498.7)
Cash and cash equivalents at beginning of year	3.0	2.6	1,501.3

Cash and cash equivalents at end of year	$110.4	$3.0	$2.6

Supplemental disclosure of cash flow information
Cash paid for interest	—	$69.0	$68.0
Supplemental schedule of non-cash financing activities
Accretion of dividends and discount on preferred stock	—	—	$10.6

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

1. Corporate Restructuring

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL (Delaware), Inc. (“NTL Delaware” or the “Company”), a wholly-owned subsidiary of NTL Europe (as defined below) which holds must of NTL Europe’s assets, from Chapter 11 reorganization.

On May 8, 2002, the entity then known as “NTL Incorporated” (“Old NTL”) and certain of its subsidiaries (including NTL Delaware) as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets (“NTL Europe”). The entity formerly known as “NTL Communications Corp.” was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled (including the long-term debt of NTL Delaware), and NTL Europe issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with the Company or NTL Europe.

Historical Structure of the Company

On May 18, 2000, the entity formerly known as “NTL Incorporated” (currently named “NTL (Delaware), Inc.”) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called NTL Incorporated (which is now known as “NTL Europe, Inc.”) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

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

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

3. Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Accounts payable	$0.2
Interest payable	27.2
Payable to subsidiaries	16.3
Long term debt:
NTL (Delaware), Inc.:
5 3/4% Convertible Subordinated Notes	1,200.0

Total	$1,243.7

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL were canceled.

4. Note Payable to NTL Incorporated

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

5. Other

No cash dividends were paid to Old NTL by subsidiaries for the years ended December 31, 2002 and 2001 and during the period from May 18, 2000 to December 31, 2000.

Old NTL was a joint obligor for the NTL Communications Corp. 7% Convertible Subordinated Notes due December 15, 2008. Old NTL was a co-obligor on a subordinated basis for the NTL Communications Corp. 6 3/4% Convertible Senior Notes due May 15, 2008. All of this debt was subject to the provisions of the Plan.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged
	Balance at	Charged	to
	Beginning	to	Other	(Deductions)		Balance
	of	Costs and	Accounts	/Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$6.6	$7.2	$—	$(4.4	)(a)	$9.4

Allowance for loans receivable	$37.2	$21.0	$—	$(40.6)	(b)	$17.6

Year ended December 31, 2001
Allowance for doubtful accounts	$6.2	$2.5	$—	$(2.1	)(c)	$6.6

Allowance for loans receivable	$—	$37.2	$—	$—		$37.2

Year ended December 31, 2000
Allowance for doubtful accounts	$0.7	$0.4	$—	$5.1	(d)	$6.2

(a)	Uncollectible accounts written-off, net of recoveries of $5.9 million, offset by $1.5 million foreign currency exchange translation adjustments.

(b)	Write off of loan receivable from Football League Joint Venture.

(c)	Uncollectible accounts written-off, net of recoveries of $2.0 million and $0.1 million foreign currency translation adjustments.

(d)	Recoveries, net of uncollectible accounts written-off of $1.2 million plus $0.2 million foreign currency exchange translation adjustments and $3.7 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.