Form 10-Q/A
period 2003-03-31
NTL INC
filed 2003-08-12
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

NTL INCORPORATED AND SUBSIDIARIES

INDEX

	Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets- March 31, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations- Three months ended March 31, 2003 and 2002 and January 1, 2003	5
Condensed Consolidated Statement of Shareholders’ Equity — Three months ended March 31, 2003	6
Condensed Consolidated Statements of Cash Flows- Three months ended March 31, 2003 and 2002 and January 1, 2003	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	37
Risk Factors	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	45	*
Item 2. Changes in Securities and Use of Proceeds	45	*
Item 6. Exhibits and Reports on Form 8-K	46	*
SIGNATURES	48	*

* Previously filed with the exception of Exhibit 99.1 which is included in this Amendment No. 1 to our Form 10-Q.

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 to correct an error. In the Form 10-Q, the amount of depreciation expense for the three months ended March 31, 2003 and corresponding accumulated depreciation as of March 31, 2003 was incorrectly reported as $259.2 million and $255.6 million, respectively. The correct amount of depreciation expense was $284.4 million and the correct amount of accumulated depreciation was $280.4 million. In connection with fresh-start reporting in accordance with SOP 90-7, the carrying value of our assets was adjusted to the reorganization value as of January 1, 2003. New estimates of the useful lives of our fixed assets were made as a part of the determination of their reorganization value. The new estimated useful lives were not used to calculate depreciation expense in the Form 10-Q for the three months ended March 31, 2003. The new estimated useful lives have been used in this Amendment No. 1 to our Form 10-Q to calculate depreciation expense in the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL Incorporated

Dated: August 12, 2003	By: /s/ Scott E. Schubert
Name: Scott E. Schubert
Title: Chief Financial Officer

PART I. FINANCIAL INFORMATIONS

ITEM 1. FINANCIAL STATEMENTS

NTL Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	Restated	(see note)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$461.7	$502.0
Marketable securities	17.1	5.2
Accounts receivable-trade, less allowance for doubtful accounts of $92.6 (2003) and $92.7 (2002)	362.7	395.9
Other	198.2	194.3
Due from NTL Europe, Inc.	1.7	73.3

Total current assets	1,041.4	1,170.7
Fixed assets, net	7,605.5	11,088.9
Reorganization value in excess of amounts allocable to identifiable assets	630.5	—
Goodwill	—	330.6
Intangible assets, net	1,190.6	64.7
Investments in and loans to affiliates, net	6.2	8.4
Other assets, net of accumulated amortization of $16.9 (2003) and $184.8 (2002)	178.8	378.1

Total assets	$10,653.0	$13,041.4

NTL Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets — Continued
(dollars in millions)

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	Restated	(see note)
	(unaudited)
Liabilities and shareholders’ equity (deficiency)
Current liabilities:
Accounts payable	$297.9	$385.8
Accrued expenses and other	733.9	780.5
Accrued construction costs	71.8	70.4
Interest payable	135.2	177.3
Deferred revenue	360.7	359.8
Due to NTL Europe, Inc.	3.7	236.1
Current portion of long-term debt	2.6	5,955.4

Total current liabilities	1,605.8	7,965.3

Long-term debt	6,448.2	—
Less: unamortized discount	(219.5)	—

	6,228.7	—
Other	47.0	—
Deferred income taxes	165.4	94.4
Commitments and contingent liabilities
Liabilities subject to compromise	—	10,157.8

Shareholders’ equity (deficiency):
Series preferred stock — $.01 par value; authorized 5,000,000 (2003) and none (2002) shares; issued and outstanding none	—	—
Common stock -$.01 par value; authorized 400,000,000 (2003) and 100 (2002) shares; issued and outstanding 50,500,969 (2003) and 13 (2002) shares	0.5	—
Additional paid-in capital	2,927.1	14,045.5
Accumulated other comprehensive (loss)	(41.9)	(653.6)
(Deficit)	(279.6)	(18,568.0)

	2,606.1	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$10,653.0	$13,041.4

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,

	2003	2002

	Reorganized	Predecessor
	Company	Company

	Restated

Revenues	$875.9	$792.9
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	408.6	380.9
Selling, general and administrative expenses	216.5	192.0
Other charges	2.9	1.6
Depreciation	284.4	322.5
Amortization	49.8	14.9

	962.2	911.9

Operating (loss)	(86.3)	(119.0)
Other income (expense)
Interest income and other, net	2.7	9.4
Interest expense	(176.5)	(324.8)
Recapitalization expense	—	(32.1)
Share of income from equity investments	0.1	0.3
Foreign currency transaction (losses)	(3.4)	(5.0)

(Loss) before income taxes	(263.4)	(471.2)
Income tax (expense) benefit	(16.2)	11.3

Net (loss)	$(279.6)	$(459.9)

Basic and diluted net (loss) per common share — (pro forma in 2002)	$(5.54)	$(9.11)

Weighted average shares — (pro forma in 2002)	50.5	50.5

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

NTL Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited) — Continued
(dollars in millions)

		Accumulated Other
		Comprehensive
		(Loss)

		Foreign	Pension
	Comprehensive	Currency	Liability
	(Loss)	Translation	Adjustments	(Deficit)

Predecessor Company
Balance, December 31, 2002		$(549.9)	$(103.7)	$(18,568.0)
Net income January 1, 2003				6,802.7
Issuance of common stock
Fresh-start adoption — other		549.9	103.7	11,765.3

Reorganized Company
Balance, January 1, 2003		—	—	—
Comprehensive loss:
Net loss for the three months ended March 31, 2003	$(279.6)			(279.6)
Currency translation adjustment	(41.9)	(41.9)

Total	$(321.5)

Balance, March 31, 2003		$(41.9)	$—	$(279.6)

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

New estimates of the useful lives of the Company’s fixed assets were made as a part of the determination of their reorganization value. The new estimated useful lives have been used in this Amendment No. 1 to the Company’s Form 10-Q to calculate depreciation expense in the three months ended March 31, 2003.

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

Had compensation for stock options granted by the Company and its former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts:

	Three Months Ended
	March 31,

	2003	2002

	Reorganized	Predecessor
	Company	Company

	(in millions, except per share data)
Non-cash compensation expense, as reported	$0.5	$—
Non-cash compensation expense, pro forma	$0.6	$64.0
Net loss, as reported	$(279.6)	$(459.9)
Net loss, pro forma	$(280.2)	$(523.9)
Basic and diluted net (loss) per common share (pro forma in 2002)	$(5.54)	$(9.11)
Basic and diluted net (loss) per common share, pro forma	$(5.55)	$(10.37)

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

Note D — Fixed Assets

Fixed assets consist of:

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Operating equipment	$6,723.2	$13,659.9
Other equipment	637.3	1,295.6
Construction-in-progress	525.4	1,027.8

	7,885.9	15,983.3
Accumulated depreciation	(280.4)	(4,894.4)

	$7,605.5	$11,088.9

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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Comprehensive Loss

The Company’s comprehensive loss for the three months ended March 31, 2003 and 2002 was $321.5 million and $536.5 million, respectively.

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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	(unaudited) (in millions)

	Three Months Ended March 31, 2003

						Consolidated
		Communications Cable	Other	All		NTL
Statement of Operations	NTL Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated

Revenue	$—	$—	$—	$875.9	$—	$875.9
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	0.2	408.4	—	408.6
Selling, general and administrative expenses	7.1	—	—	209.4	—	216.5
Other charges	0.8	—	—	2.1	—	2.9
Depreciation	—	—	—	284.4	—	284.4
Amortization	—	—	—	49.8	—	49.8

	7.9	—	0.2	954.1	—	962.2

Operating (loss) income	(7.9)	—	(0.2)	(78.2)	—	(86.3)
Other income (expense)
Interest income and other, net	0.6	0.4	1.3	1.9	(1.5)	2.7
Interest expense	(25.0)	(2.8)	(0.9)	(199.1)	51.3	(176.5)
Recapitalization expense	—	—	—	—	—	—
Share of (losses) income from equity investments	(236.8)	—	0.1	—	236.8	0.1
Foreign currency transaction (losses)	—	—	(0.3)	(3.1)	—	(3.4)

(Loss) before income taxes	(269.1)	(2.4)	—	(278.5)	286.6	(263.4)
Income tax (expense)	(10.5)	—	—	(5.7)	—	(16.2)

Net (loss)	$(279.6)	$(2.4)	$—	$(284.2)	$286.6	$(279.6)

	January 1, 2003

						Consolidated
		Communications Cable	Other	All		NTL
	NTL Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated

Gain on debt discharge	$7,322.8	$—	$—	$1,128.8	$—	$8,451.6
Fresh-start adoption — intangible assets	—	—	—	1,521.7	—	1,521.7
Fresh-start adoption — long-term debt	—	—	—	221.3	—	221.3
Fresh-start adoption — deferred tax liability	—	—	—	(68.6)	—	(68.6)
Fresh-start adoption — accrued expenses	—	—	—	(120.4)	—	(120.4)
Fresh-start adoption — fixed assets	(0.8)	—	—	(3,194.1)	—	(3,194.9)
Recapitalization expense	(8.0)	—	—	—	—	(8.0)
Share of (losses) from equity investments	(511.3)	—	—	—	511.3	—

Net income	$6,802.7	$—	$—	$(511.3)	$511.3	$6,802.7

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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited, except December 31, 2002)
(in millions)

	March 31, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Current assets	$223.1	$424.8	$0.1	$810.8	$(417.4)	$1,041.4
Investments in and loans to affiliates, net	2,911.8	2,853.0	6.2	—	(5,764.8)	6.2
Fixed and noncurrent assets	—	—	105.2	9,605.2	(105.0)	9,605.4

Total assets	$3,134.9	$3,277.8	$111.5	$10,416.0	$(6,287.2)	$10,653.0

Current liabilities	$38.2	$160.4	$—	$1,563.3	$(156.1)	$1,605.8
Noncurrent liabilities	490.6	2,643.6	133.8	8,680.2	(5,507.1)	6,441.1
Liabilities subject to compromise	—	—	—	—	—	—
Shareholders’ equity (deficiency)	2,606.1	473.8	(22.3)	172.5	(624.0)	2,606.1

Total liabilities and shareholders’ equity (deficiency)	$3,134.9	$3,277.8	$111.5	$10,416.0	$(6,287.2)	$10,653.0

	December 31, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Current assets	$47.4	$454.3	$2.5	$1,033.7	$(367.2)	$1,170.7
Investments in and loans to affiliates, net	3,413.9	18,645.8	8.4	—	(22,059.7)	8.4
Fixed and noncurrent assets	128.7	162.8	102.2	11,570.6	(102.0)	11,862.3

Total assets	$3,590.0	$19,262.9	$113.1	$12,604.3	$(22,528.9)	$13,041.4

Current liabilities	$245.8	$122.6	$0.4	$7,594.4	$2.1	$7,965.3
Noncurrent liabilities	—	2,784.3	135.2	7,053.4	(9,878.5)	94.4
Liabilities subject to compromise	8,520.3	—	—	1,637.5	—	10,157.8
Shareholders’ equity (deficiency)	(5,176.1)	16,356.0	(22.5)	(3,681.0)	(12,652.5)	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$3,590.0	$19,262.9	$113.1	$12,604.3	$(22,528.9)	$13,041.4

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

The Company’s primary measure of profit or loss for each reportable segment is defined below. The Company considers this measure an important indicator of the operational strength and performance of its reportable segments. This measure excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization and share of income from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from this measure rather than allocating these costs and expenses to multiple reportable segments. Interest income and expense and foreign currency transactions are not directly related to a single segment. This measure also excludes certain costs that are either beyond the Company’s immediate control or that the Company believes are not characteristic of its underlying business operations for the period in which they are recorded, or both. Other charges and recapitalization expenses are excluded from this measure for these reasons, as well as because certain of their components are not directly related to the performance of a single reportable segment. This financial measure should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

			Segment
			Profit/Loss
	Revenues		Measurement (1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in millions)
Consumer	$580.3	$516.2	$244.7	$202.8
Business	120.2	118.3	33.8	28.4
Broadcast	103.1	91.8	45.8	40.2
Carrier	44.2	47.1	35.6	38.5
Ireland	28.1	19.5	7.9	3.7
Shared	—	—	(117.0)	(93.6)

Total	$875.9	$792.9	$250.8	$220.0

	Total Assets

	March 31,	December 31,
	2003	2002

	(in millions)
Consumer	$6,472.2	$7,790.0
Business	1,716.9	3,299.2
Broadcast	1,385.6	539.6
Carrier	174.1	156.5
Ireland	175.5	206.1
Shared (2)	728.7	1,050.0

Total	$10,653.0	$13,041.4

(1)	Represents earnings before interest, taxes, depreciation, amortization, other charges, share of income from equity investments, foreign currency transaction (losses) and recapitalization expense.

(2)	At March 31, 2003, shared assets included $465.8 million of cash, cash equivalents and marketable securities and $262.9 million of other assets. At December 31, 2002, shared assets included $458.2 million of cash and cash equivalents and $591.8 million of other assets.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M- Segment Data (continued)

The reconciliation of segment combined profit/loss measurement to (loss) before income taxes is as follows:

	Three Months Ended March 31,

	2003	2002

	(in millions)
Segment combined profit/loss measurement	$250.8	$220.0
(Add) deduct:
Other charges	2.9	1.6
Depreciation	284.4	322.5
Amortization	49.8	14.9
Interest income and other, net	(2.7)	(9.4)
Interest expense	176.5	324.8
Share of (income) from equity investments	(0.1)	(0.3)
Foreign currency transaction losses	3.4	5.0
Recapitalization items, net	—	32.1

	514.2	691.2

(Loss) before income taxes	$(263.4)	$(471.2)

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

Depreciation expense decreased to $284.4 million from $322.5 million primarily due to the $2,498.0 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003 due to the adoption of fresh-start reporting.

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

Net loss was $279.6 million in the three months ended March 31, 2003 and $459.9 million in the three months ended March 31, 2002. This change was the result of the factors discussed above, particularly the reduction in interest expense of $148.3 million in 2003.

Basic and diluted net loss per common share in the three months ended March 31, 2002 is computed as if the 50.5 million shares issued in connection with our emergence from Chapter 11 reorganization on January 10, 2003 were outstanding as of January 1, 2002.

Fixed assets, net, totaled $7,605.5 million and $11,088.9 million, representing 71.4% and 85.0% of total assets, at March 31, 2003 and December 31, 2002, respectively. Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

3.1	Amended and Restated By-Laws of NTL Incorporated*
99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K, dated January 10, 2003, reporting under Item 5, Other Events, that the Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 and confirmed on September 5, 2002, became effective.

* Previously filed

No financial statements were filed with this report.

CERTIFICATIONS

I, Barclay Knapp, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of NTL Incorporated;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 12, 2003	/s/ Barclay Knapp

Barclay Knapp
Chief Executive Officer -
President and Director

I, Scott E. Schubert, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of NTL Incorporated;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 12, 2003	/s/ Scott E. Schubert

Scott E. Schubert
Chief Financial Officer