Form 10-Q
period 2003-06-30
NTL INC
filed 2003-08-13
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] [ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2003
 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22616

NTL Incorporated

(Exact name of registrant as specified in its charter)

Delaware	52-1822078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

(212) 906-8440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of June 30, 2003 was 50,517,636.

NTL INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATIONS

ITEM 1. FINANCIAL STATEMENTS

NTL Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)	(see note)
Assets Current assets:
Cash and cash equivalents	$594.0	$502.0
Marketable securities	—	5.2
Accounts receivable-trade, less allowance for doubtful accounts of $91.0 (2003) and $92.7 (2002)	425.9	395.9
Other	219.7	194.3
Due from NTL Europe, Inc.	4.0	73.3

Total current assets	1,243.6	1,170.7
Fixed assets, net	7,764.5	11,088.9
Reorganization value in excess of amounts allocable to identifiable assets	529.0	—
Goodwill	—	330.6
Intangible assets, net	1,194.9	64.7
Investments in and loans to affiliates, net	4.7	8.4
Other assets, net of accumulated amortization of $34.9 (2003) and $184.8 (2002)	169.9	378.1

Total assets	$10,906.6	$13,041.4

NTL Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets — Continued
(dollars in millions)

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)	(see note)
Liabilities and shareholders’ equity (deficiency)
Current liabilities:
Accounts payable	$325.8	$385.8
Accrued expenses and other	759.0	780.5
Accrued construction costs	48.0	70.4
Interest payable	268.8	177.3
Deferred revenue	426.2	359.8
Due to NTL Europe, Inc.	2.2	236.1
Current portion of long-term debt	2.5	5,955.4

Total current liabilities	1,832.5	7,965.3
Long-term debt	6,697.7	—
Less: unamortized discount	(210.0)	—

	6,487.7	—
Other	49.2	—
Deferred income taxes	53.4	94.4
Commitments and contingent liabilities
Liabilities subject to compromise	—	10,157.8
Shareholders’ equity (deficiency):
Series preferred stock — $.01 par value; authorized 5,000,000 (2003) and none (2002) shares; issued and outstanding none	—	—
Common stock -$.01 par value; authorized 400,000,000 (2003) and 100 (2002) shares; issued and outstanding 50,517,636 (2003) and 13 (2002) shares	0.5	—
Additional paid-in capital	2,930.5	14,045.5
Unearned stock compensation	(3.1)	—
Accumulated other comprehensive income (loss)	93.1	(653.6)
(Deficit)	(537.2)	(18,568.0)

	2,483.8	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$10,906.6	$13,041.4

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company

Revenues	$892.5	$802.8	$1,768.4	$1,595.7
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	389.2	364.2	797.8	745.1
Selling, general and administrative expenses	222.0	194.1	438.5	386.1
Other charges	20.9	2.1	23.8	3.7
Depreciation	290.7	341.9	575.1	664.4
Amortization	50.4	15.5	100.2	30.4

	973.2	917.8	1,935.4	1,829.7

Operating (loss)	(80.7)	(115.0)	(167.0)	(234.0)
Other income (expense)
Interest income and other, net	3.2	8.8	5.9	18.2
Interest expense (contractual interest of $672.6 (2002))	(186.9)	(226.6)	(363.4)	(551.4)
Recapitalization expense	—	(31.2)	—	(63.3)
Share of income (losses) from equity investments	(1.6)	0.2	(1.5)	0.5
Foreign currency transaction gains (losses)	21.0	(64.5)	17.6	(69.5)

(Loss) before income taxes	(245.0)	(428.3)	(508.4)	(899.5)
Income tax (expense) benefit	(12.6)	11.3	(28.8)	22.6

Net (loss)	$(257.6)	$(417.0)	$(537.2)	$(876.9)

Basic and diluted net (loss) per common share – (pro forma in 2002)	$(5.10)	$(8.26)	$(10.64)	$(17.36)

Weighted average shares — (pro forma in 2002)	50.5	50.5	50.5	50.5

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

     See accompanying notes.

NTL Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)
(dollars in millions)

					Additional	Unearned
	Series Preferred Stock		Common Stock		Paid-In	Stock
	$.01 Par Value		$.01 Par Value		Capital	Compensation

	Shares	Par	Shares	Par

Predecessor Company
Balance, December 31, 2002	—	$—	13	$—	$14,045.5	$—
Net income January 1, 2003
Issuance of common stock			50,500,969	0.5	1,062.1
Fresh-start adoption – other			(13)		(12,180.5)

Reorganized Company
Balance, January 1, 2003	—	—	50,500,969	0.5	2,927.1	—
Issuance of restricted stock					1.7	(1.7)
Stock options granted at exercise prices below market prices					1.7	(1.7)
Restricted stock amortized to operations			16,667	—	—	0.1
Stock options amortized to operations						0.2
Comprehensive loss:
Net loss for the six months ended June 30, 2003
Currency translation adjustment

Total
Balance, June 30, 2003	—	$—	50,517,636	$0.5	$2,930.5	$(3.1)

NTL Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited) — Continued
(dollars in millions)

		Accumulated Other
		Comprehensive
		Income (Loss)

		Foreign	Pension
	Comprehensive	Currency	Liability
	(Loss)	Translation	Adjustments	(Deficit)

Predecessor Company
Balance, December 31, 2002		$(549.9)	$(103.7)	$(18,568.0)
Net income January 1, 2003				6,802.7
Issuance of common stock
Fresh-start adoption – other		549.9	103.7	11,765.3

Reorganized Company
Balance, January 1, 2003		—	—	—
Issuance of restricted stock
Stock options granted at exercise prices below market prices
Restricted stock amortized to operations
Stock options amortized to operations
Comprehensive loss:
Net loss for the six months ended June 30, 2003	$(537.2)			(537.2)
Currency translation adjustment	93.1	93.1

Total	$(444.1)

Balance, June 30, 2003		$93.1	$—	$(537.2)

     See accompanying notes.

NTL Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,

	2003	2002

	Reorganized	Predecessor
	Company	Company

Net cash provided by operating activities	$236.4	$134.0
Investing activities
Purchase of fixed assets	(299.7)	(420.2)
Investments in and loans to affiliates	2.3	(4.0)
Decrease (increase) in other assets	2.1	(3.5)
Purchase of marketable securities	(17.1)	(5.6)
Proceeds from sales of marketable securities	22.3	5.6

Net cash (used in) investing activities	(290.1)	(427.7)
Financing activities
Proceeds from borrowings, net of financing costs	—	435.8
Principal payments	(4.8)	(3.9)
Proceeds from borrowings from NTL (Delaware), Inc.	—	129.2
Contribution from NTL (Delaware), Inc.	—	3.9

Net cash (used in) provided by financing activities	(4.8)	565.0
Effect of exchange rate changes on cash and cash equivalents	11.8	25.4

(Decrease) increase in cash and cash equivalents	(46.7)	296.7
Cash and cash equivalents at beginning of period	640.7	251.1

Cash and cash equivalents at end of period	$594.0	$547.8

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$245.2	$208.8
Income taxes paid	—	1.3
Supplemental disclosure of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$—	$125.6

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2002.

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

Basic and diluted net loss per common share in the three and six months ended June 30, 2002 is computed as if the 50.5 million shares issued in connection with our emergence from Chapter 11 reorganization on January 10, 2003 were outstanding as of January 1, 2002.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note A — Basis of Presentation (continued)

Stock-Based Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation, including stock option plans.

The Company’s employees participated in the various stock option plans of its former ultimate parent company. All options to purchase shares of the Company’s former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

During the six months ended June 30, 2003, the Company granted stock options for the purchase of 3,832,000 shares of common stock to approximately 190 individuals comprised of officers, employees and the Board of Directors as follows:

•	March 28, 2003 grant of an option to purchase 100,000 shares of common stock at an exercise price of $9.85 per share that vested immediately upon issuance,

•	March 28, 2003 grant of an option to purchase 300,000 shares of common stock at an exercise price of $15.00 per share that will vest 20% per year on a quarterly basis over five years,

•	April 11, 2003 grant of options to purchase 976,000 shares of common stock at an exercise price of $9.00 per share that will vest 20% per year beginning on April 11, 2004,

•	April 11, 2003 grant of options to purchase 1,256,000 shares of common stock at an exercise price of $15.00 per share that will vest 20% per year beginning on April 11, 2004,

•	April 11, 2003 grant of options to purchase 1,025,000 shares of common stock at an exercise price of $15.00 per share that will vest 1/3 per year beginning on April 11, 2004,

•	April 11, 2003 grant of an option to purchase 25,000 shares of common stock at an exercise price of $15.00 per share of which 1/3 will vest on April 11, 2004 and the remainder will vest on December 31, 2004, and

•	May 7, 2003 grant of options to purchase 150,000 shares of common stock at an exercise price of $15.00 per share that will vest 1/3 per year beginning on May 7, 2004.

The exercise price for all of the grants of stock options during the six months ended June 30, 2003 exceeded the market price on the date of grant, except for the April 11, 2003 grant of options to purchase 976,000 shares of common stock at an exercise price of $9.00 per share and the May 7, 2003 grant of options to purchase 150,000 shares of common stock at an exercise price of $15.00 per share. The Company recorded unearned stock compensation of $1.7 million based on the difference between the market prices on the date of grant and the exercise prices. The unearned stock compensation will be recognized as compensation expense over the corresponding vesting period. The Company recognized $0.2 million of the unearned stock compensation as compensation expense in the three months ended June 30, 2003.

On March 28, 2003, the Company awarded to its Non-Executive Chairman 200,000 shares of restricted common stock that will be issued equally on a quarterly basis over a three-year period. The Company recorded unearned stock compensation of $1.7 million for the restricted common stock based on the market price of its common stock on the date of grant. The unearned stock compensation will be recognized as compensation expense over the corresponding service period. The Company recognized $0.1 million of the unearned stock compensation as compensation expense in the three months ended June 30, 2003. In addition, as of June 30, 2003, 16,667 shares were no longer restricted.

On January 24, 2003, an aggregate of 83,245 shares of the Company’s common stock was issued in escrow to certain of the Company’s executives pursuant to their employment agreements. In April 2003, an aggregate of 50,667 shares of the Company’s common stock was issued in escrow to certain of the Company’s other executives and employees pursuant to their employment agreements. Under the terms of the escrow, the shares will be delivered to each of the executive officers and employees only if on October 10, 2003, he or she is an employee of the Company or, on or before such date, was terminated, actually or constructively, without cause. Under the terms of certain Severance Agreements, 73,928 shares will be released on August 15, 2003. The Company measured the fair value of these shares on the date issued in escrow based on the market price of the Company’s common stock on that date. Such value is recognized as expense over the corresponding service period. The Company recognized $1.9 million as compensation expense through June 30, 2003.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note A — Basis of Presentation (continued)

Pro forma information regarding net loss has been determined as if the Company had accounted for its and its former ultimate parent’s employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 3.90% and 4.47%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s and its former ultimate parent’s common stock of 1.453 and .702, respectively, and a weighted-average expected life of the option of 10 years and 10 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the three and six months ended June 30, 2003 and 2002 are not likely to be representative of the pro forma effects on net loss in future years.

Had compensation for stock options granted by the Company and its former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company

	(in millions, except per share data)
Net loss, as reported	$(257.6)	$(417.0)	$(537.2)	$(876.9)
Add: non-cash compensation expense, as reported	1.7	—	2.2	—
Deduct: non-cash compensation expense, pro forma	(1.8)	(64.0)	(2.9)	(128.0)

Net loss, pro forma	$(257.7)	$(481.0)	$(537.9)	$(1,004.9)

Basic and diluted net (loss) per common share (pro forma in 2002)	$(5.10)	$(8.26)	$(10.64)	$(17.36)

Basic and diluted net (loss) per common share, pro forma	$(5.10)	$(9.52)	$(10.65)	$(19.90)

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

On April 16, 2002, the Company’s former ultimate parent company announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company’s former ultimate parent company and certain of the other subsidiaries of the Company’s former ultimate parent company filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the Company with up to $500.0 million in new debt financing. NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.

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

The cash flow projections were based on economic, competitive and general business conditions prevailing when the projections were prepared. They were also based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. A change in the estimates and assumptions about revenue, operating cash flow, tax rates and capital expenditures may have had a significant effect on the determination of the Company’s reorganization value.

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
Post-petition liabilities:
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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

	December 31,			January 1,
	2002			2003

	Predecessor	Emergence from	Fresh-	Reorganized
	Company	Chapter 11	Start	Company

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable — trade, less allowance for doubtful accounts	395.9	—	—	395.9
Due from affiliates	1.6	—	—	1.6
Other	192.7	—	—	192.7
Due from NTL Europe, Inc.	73.3	(72.4)	—	0.9

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	11,088.9	—	(3,194.9)	7,894.0
Intangible assets, net	395.3	—	868.4	1,263.7
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	653.3	653.3
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liabilities and shareholders’ (deficiency) equity
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$385.8	$0.7	$—	$386.5
Accrued expenses and other	780.5	6.6	(32.7)	754.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	359.8	—	—	359.8
Due to NTL Europe, Inc.	236.1	(234.6)	—	1.5
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	94.4	—	68.5	162.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders’ (deficiency) equity:
Common stock-old	—	—	—	—
Common stock-new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss)	(653.6)	0.4	653.2	—
(Deficit) retained earnings	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders’ (deficiency) equity	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

Pro Forma Results of Operations

The unaudited condensed consolidated pro forma results of operations for the six months ended June 30, 2002 assuming the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002 follows (in millions, except per share data). The pro forma results of operations are not necessarily indicative of the results that would have occurred had the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002, or that might occur in the future.

Six Months Ended
June 30, 2002

Total revenue	$1,595.7
Net (loss)	(339.8)
Net (loss) per share	(6.73)

Note C — Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. Although the Company has not completed its review, the Company does not expect to consolidate any of its unconsolidated affiliates accounted for using the equity method as a result of the effectiveness of FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note D — Fixed Assets

Fixed assets consist of:

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Operating equipment	$7,421.8	$13,659.9
Other equipment	700.5	1,295.6
Construction-in-progress	232.7	1,027.8

	8,355.0	15,983.3
Accumulated depreciation	(590.5)	(4,894.4)

	$7,764.5	$11,088.9

The change in fixed assets is primarily the result of the $3,194.9 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

Note E — Intangible Assets

Intangible assets consist of:

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Intangible assets not subject to amortization:
License acquisition costs	$—	$23.6
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of $102.8 (2003) and $121.0 (2002)	1,194.9	41.1

	$1,194.9	$64.7

The change in intangible assets is primarily the result of the $1,222.6 million increase in the carrying value of customer lists and the $23.6 million decrease in the carrying value of license acquisition costs upon the adoption of fresh-start reporting as of January 1, 2003.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: $205.6 million in 2003, $205.6 million in 2004, $205.6 million in 2005, $204.0 million in 2006 and $203.0 million in 2007.

The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the six months ended June 30, 2003 is as follows (in millions):

Reorganization value in excess of amounts allocable to identifiable assets – January 1, 2003	$653.3
Foreign currency exchange translation adjustments	17.6
Adjustment to deferred tax accounts	(141.9)

Reorganization value in excess of amounts allocable to identifiable assets – June 30, 2003	$529.0

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note E — Intangible Assets (continued)

The decrease in reorganization value in excess of amounts allocable to identifiable assets during the six months ended June 30, 2003 includes a tax benefit of approximately $141.9 million that is primarily attributable to the use of tax losses on amended UK tax returns for 1997 through 1999. The deferred tax asset attributable to these tax losses had previously been offset by a valuation allowance.

Note F — Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Accounts payable	$—	$0.6
Interest payable	—	316.8
Due to NTL Europe, Inc.	—	25.2
Accrued expenses	—	1.0
Long-term debt
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	—	277.8
11 1/2% Senior Deferred Coupon Notes	—	1,050.0
10% Senior Notes	—	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	—	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	—	439.2
9 3/4% Senior Deferred Coupon Notes	—	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	—	441.6
11 1/2% Senior Notes	—	625.0
12 3/8% Senior Deferred Coupon Notes	—	380.6
7% Convertible Subordinated Notes	—	489.8
9 1/4% Senior Euro Notes	—	262.1
9 7/8% Senior Euro Notes	—	367.0
11 1/2% Senior Deferred Coupon Euro Notes	—	166.1
11 7/8% Senior Notes, less unamortized discount	—	491.7
12 3/8% Senior Euro Notes, plus unamortized premium	—	315.3
6 3/4% Convertible Senior Notes	—	1,150.0
Diamond Cable:
13 1/4% Senior Discount Notes	—	285.1
11 3/4% Senior Discount Notes	—	531.0
10 3/4% Senior Discount Notes	—	420.5
Diamond Holdings:
10% Senior Sterling Notes	—	217.3
9 1/8% Senior Notes	—	110.0

Total	$—	$10,157.8

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

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note G — Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
NTL Incorporated:
19% Senior Secured Notes, less unamortized discount of $9.8	$491.9	$—
Communications Cable Funding Corp.:
DIP Facility	—	229.0
NTL Communications Limited and subsidiaries:
Senior Credit Facility	4,603.0	4,482.1
Working Capital Credit Facility	674.8	657.1
Other	63.9	63.2
NTL Triangle:
11.2% Senior Discount Debentures, less unamortized discount of $130.1 (2003)	387.2	517.3
Other	3.2	3.6
Diamond:
10% Senior Sterling Notes, less unamortized discount of $40.2 (2003)	182.9	—
9 1/8% Senior Notes, less unamortized discount of $29.9 (2003)	80.1	—
Other	3.2	3.1

	6,490.2	5,955.4
Less current portion	2.5	5,955.4

	$6,487.7	$—

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal amount at maturity of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes are due on January 1, 2010. The Exit Notes are redeemable at the Company’s option after January 10, 2003. Interest on the Exit Notes is payable in cash semiannually from July 1, 2003; with respect to the interest payment of $50.4 million due on July 1, 2003, the Company elected to pay the interest through the issuance of additional “pay-in-kind” notes. The Company issued $56.1 million aggregate principal amount at maturity of Exit Notes with primarily the same terms as the original Exit Notes for the interest payment. With respect to the interest payments due on January 1, 2004 and July 1, 2004, the Company may make a similar election to pay any portion of the interest in cash or by issuance of additional notes based on its Available Cash, as defined.

The effective interest rates on the Company’s variable interest rate debt were as follows:

	June 30,	December 31,
	2003	2002

NTL Communications Limited and subsidiaries:
Senior Credit Facility	7.49%	6.26%
Term Facility	9.49%	7.76%
Working Capital Credit Facility	12.48%	11.76%

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Other Charges

Other charges of $23.8 million and $3.7 million in the six months ended June 30, 2003 and 2002, respectively, were restructuring charges for employee severance and related costs. These costs in the six months ended June 30, 2003 were incurred for approximately 635 employees, approximately 260 of whom were terminated by June 30, 2003.

The Company recorded restructuring charges in the fourth quarter of 2002 as a result of actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 740 employees to be terminated, all of whom were terminated by June 30, 2003.

The following table summarizes the restructuring charges incurred and utilized since December 31, 2002:

	Employee
	Severance
	and Related	Lease Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)
Balance, December 31, 2002	$19.6	$78.7	$1.2	$1.5	$101.0
Foreign currency exchange translation adjustments	1.3	5.7	0.1	0.1	7.2
Released	(4.1)	—	—	—	(4.1)
Charged to expense	27.9	—	—	—	27.9
Utilized	(25.6)	(6.8)	—	(0.8)	(33.2)

Balance, June 30, 2003	$19.1	$77.6	$1.3	$0.8	$98.8

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

Amounts charged to ATX by the Company consisted of direct costs allocated to ATX where identifiable and a percentage of the portion of the Company’s corporate overhead which cannot be specifically allocated to the Company. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the six months ended June 30, 2003 and 2002, the Company charged ATX $32,000 and $172,000, respectively, which reduced the Company’s selling, general and administrative expenses.

The Company obtains billing and software development services from ATX. ATX billed the Company $1.4 million and $1.5 million in the six months ended June 30, 2003 and 2002, respectively for these services.

At June 30, 2003 and December 31, 2002, the Company had a receivable from ATX of $2.5 million and $2.5 million, respectively.

Note J — Comprehensive Loss

The Company’s comprehensive loss for the three months ended June 30, 2003 and 2002 was $122.6 million and $160.6 million, respectively. The Company’s comprehensive loss for the six months ended June 30, 2003 and 2002 was $444.1 million and $697.1 million, respectively.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note K — Commitments and Contingent Liabilities

At June 30, 2003, the Company was committed to pay $499.3 million for equipment and services and for investments in and loans to affiliates. This amount includes $247.4 million for operations and maintenance contracts and other commitments from July 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions):

Year Ending June 30:

2004	$251.9
2005	123.7
2006	123.7
2007	—
2008	—

$499.3

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

The following condensed consolidating financial statements of the Company as of June 30, 2003 and December 31, 2002, for January 1, 2003 and for the three and six months ended June 30, 2003 and 2002 are provided pursuant to Article 3-10(c) of Regulation S-X.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Six Months Ended June 30, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of Operations	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Revenue	$—	$—	$—	$1,768.4	$—	$1,768.4
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	0.4	797.4	—	797.8
Selling, general and administrative expenses	16.5	(1.1)	—	423.1	—	438.5
Other charges	8.8	—	—	15.0	—	23.8
Depreciation	—	—	—	575.1	—	575.1
Amortization	—	—	—	100.2	—	100.2

	25.3	(1.1)	0.4	1,910.8	—	1,935.4

Operating (loss) income	(25.3)	1.1	(0.4)	(142.4)	—	(167.0)
Other income (expense)
Interest income and other, net	1.1	1.0	2.7	4.6	(3.5)	5.9
Interest expense	(52.8)	(5.5)	(1.9)	(360.4)	57.2	(363.4)
Recapitalization expense	—	—	—	—	—	—
Share of (losses) from equity investments	(447.1)	—	(1.5)	—	447.1	(1.5)
Foreign currency transaction gains (losses)	0.8	—	(0.4)	17.2	—	17.6

(Loss) before income taxes	(523.3)	(3.4)	(1.5)	(481.0)	500.8	(508.4)
Income tax (expense)	(13.9)	—	—	(14.9)	—	(28.8)

Net (loss)	$(537.2)	$(3.4)	$(1.5)	$(495.9)	$500.8	$(537.2)

	January 1, 2003

		Communications				Consolidated
		Cable	Other	All		NTL
	NTL Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated

Gain on debt discharge	$7,322.8	$—	$—	$1,128.8	$—	$8,451.6
Fresh-start adoption – intangible assets	—	—	—	1,521.7	—	1,521.7
Fresh-start adoption – long-term debt	—	—	—	221.3	—	221.3
Fresh-start adoption – deferred tax liability	—	—	—	(68.6)	—	(68.6)
Fresh-start adoption – accrued expenses	—	—	—	(120.4)	—	(120.4)
Fresh-start adoption – fixed assets	(0.8)	—	—	(3,194.1)	—	(3,194.9)
Recapitalization expense	(8.0)	—	—	—	—	(8.0)
Share of (losses) from equity investments	(511.3)	—	—	—	511.3	—

Net income (loss)	$6,802.7	$—	$—	$(511.3)	$511.3	$6,802.7

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Six Months Ended June 30, 2002

		Communications		All		Consolidated
		Cable	Other	Other		NTL
Statement of Operations	NTL Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Revenue	$—	$—	$—	$1,595.7	$—	$1,595.7
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	0.6	744.5	—	745.1
Selling, general and administrative expenses	9.7	—	(0.1)	376.6	(0.1)	386.1
Other charges	—	—	—	3.7	—	3.7
Depreciation	0.2	—	—	664.2	—	664.4
Amortization	13.1	—	—	17.3	—	30.4

	23.0	—	0.5	1,806.3	(0.1)	1,829.7

Operating (loss)	(23.0)	—	(0.5)	(210.6)	0.1	(234.0)
Other income (expense)
Interest income and other, net	9.1	—	2.2	6.8	0.1	18.2
Interest expense	(279.8)	—	(2.2)	(274.1)	4.7	(551.4)
Recapitalization expense	(30.3)	—	—	(33.0)	—	(63.3)
Share of (losses) income from equity investments	(396.4)	—	0.5	—	396.4	0.5
Foreign currency transaction (losses) gains	(156.5)	—	0.3	87.0	(0.3)	(69.5)

(Loss) income before income taxes	(876.9)	—	0.3	(423.9)	401.0	(899.5)
Income tax benefit	—	—	—	22.6	—	22.6

Net (loss) income	$(876.9)	$—	$0.3	$(401.3)	$401.0	$(876.9)

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Three Months Ended June 30, 2003

		Communications		All		Consolidated
		Cable	Other	Other		NTL
Statement of Operations	NTL Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Revenue	$—	$—	$—	$892.5	$—	$892.5
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	0.2	389.0	—	389.2
Selling, general and administrative expenses	9.4	(1.1)	—	213.7	—	222.0
Other charges	8.0	—	—	12.9	—	20.9
Depreciation	—	—	—	290.7	—	290.7
Amortization	—	—	—	50.4	—	50.4

	17.4	(1.1)	0.2	956.7	—	973.2

Operating (loss) income	(17.4)	1.1	(0.2)	(64.2)	—	(80.7)
Other income (expense)
Interest income and other, net	0.5	0.6	1.4	2.7	(2.0)	3.2
Interest expense	(27.8)	(2.7)	(1.0)	(161.3)	5.9	(186.9)
Recapitalization expense	—	—	—	—	—	—
Share of (losses) from equity investments	(210.3)	—	(1.6)	—	210.3	(1.6)
Foreign currency transaction gains (losses)	0.8	—	(0.1)	20.3	—	21.0

(Loss) before income taxes	(254.2)	(1.0)	(1.5)	(202.5)	214.2	(245.0)
Income tax (expense)	(3.4)	—	—	(9.2)	—	(12.6)

Net (loss)	$(257.6)	$(1.0)	$(1.5)	$(211.7)	$214.2	$(257.6)

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Three Months Ended June 30, 2002

		Communications		All		Consolidated
		Cable	Other	Other		NTL
Statement of Operations	NTL Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Revenue	$—	$—	$—	$802.8	$—	$802.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	0.3	363.9	—	364.2
Selling, general and administrative expenses	2.9	—	—	191.3	(0.1)	194.1
Other charges	—	—	—	2.1	—	2.1
Depreciation	0.1	—	—	341.8	—	341.9
Amortization	6.6	—	—	8.9	—	15.5

	9.6	—	0.3	908.0	(0.1)	917.8

Operating (loss)	(9.6)	—	(0.3)	(105.2)	0.1	(115.0)
Other income (expense)
Interest income and other, net	3.1	—	1.0	3.6	1.1	8.8
Interest expense	(83.4)	—	(1.1)	(144.7)	2.6	(226.6)
Recapitalization expense	(11.4)	—	—	(19.8)	—	(31.2)
Share of (losses) income from equity investments	(123.1)	—	0.2	—	123.1	0.2
Foreign currency transaction (losses) gains	(192.6)	—	0.3	128.1	(0.3)	(64.5)

(Loss) income before income taxes	(417.0)	—	0.1	(138.0)	126.6	(428.3)
Income tax benefit	—	—	—	11.3	—	11.3

Net (loss) income	$(417.0)	$—	$0.1	$(126.7)	$126.6	$(417.0)

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited, except December 31, 2002)
(in millions)

	June 30, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Current assets	$169.0	$422.8	$4.4	$1,067.3	$(419.9)	$1,243.6
Investments in and loans to affiliates, net	2,879.4	2,911.3	4.7	—	(5,790.7)	4.7
Fixed and noncurrent assets	—	—	102.2	9,658.0	(101.9)	9,658.3

Total assets	$3,048.4	$3,334.1	$111.3	$10,725.3	$(6,312.5)	$10,906.6

Current liabilities	$72.7	$156.7	$—	$1,758.8	$(155.7)	$1,832.5
Noncurrent liabilities	491.9	2,675.0	135.1	9,003.7	(5,715.4)	6,590.3
Liabilities subject to compromise	—	—	—	—	—	—
Shareholders’ equity (deficiency)	2,483.8	502.4	(23.8)	(37.2)	(441.4)	2,483.8

Total liabilities and shareholders’ equity (deficiency)	$3,048.4	$3,334.1	$111.3	$10,725.3	$(6,312.5)	$10,906.6

	December 31, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Current assets	$47.4	$454.3	$2.5	$1,033.7	$(367.2)	$1,170.7
Investments in and loans to affiliates, net	3,413.9	18,645.8	8.4	—	(22,059.7)	8.4
Fixed and noncurrent assets	128.7	162.8	102.2	11,570.6	(102.0)	11,862.3

Total assets	$3,590.0	$19,262.9	$113.1	$12,604.3	$(22,528.9)	$13,041.4

Current liabilities	$245.8	$122.6	$0.4	$7,594.4	$2.1	$7,965.3
Noncurrent liabilities	—	2,784.3	135.2	7,053.4	(9,878.5)	94.4
Liabilities subject to compromise	8,520.3	—	—	1,637.5	—	10,157.8
Shareholders’ equity (deficiency)	(5,176.1)	16,356.0	(22.5)	(3,681.0)	(12,652.5)	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$3,590.0	$19,262.9	$113.1	$12,604.3	$(22,528.9)	$13,041.4

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Six Months Ended June 30, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of Cash Flows	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Net cash (used in) provided by operating activities	$(109.7)	$(0.4)	$(2.4)	$374.8	$(25.9)	$236.4
Net cash (used in) provided by investing activities	(20.9)	2.0	2.5	(299.6)	25.9	(290.1)
Net cash (used in) financing activities	—	—	—	(4.8)	—	(4.8)
Effect of exchange rate changes on cash cash and cash equivalents	—	—	—	11.8	—	11.8

(Decrease) increase in cash and cash equivalents	(130.6)	1.6	0.1	82.2	—	(46.7)
Cash and cash equivalents at beginning of period	295.2	3.3	0.2	342.0	—	640.7

Cash and cash equivalents at end of period	$164.6	$4.9	$0.3	$424.2	$—	$594.0

	January 1, 2003

		Communications				Consolidated
	NTL	Cable	Other	All		NTL
Statement of Cash Flows	Incorporated	Funding	Guarantors	Other Subsidiaries	Adjustments	Incorporated

Net cash (used in) provided by operating activities	$(69.7)	$49.6	$—	$—	$(26.8)	$(46.9)
Net cash (used in) provided by investing activities	(171.3)	162.8	—	—	171.3	162.8
Net cash provided by (used in) financing activities	500.0	(229.0)	—	(103.7)	(144.5)	22.8

Increase (decrease) in cash and cash equivalents	259.0	(16.6)	—	(103.7)	—	138.7
Cash and cash equivalents at beginning of period	36.2	19.9	0.2	445.7	—	502.0

Cash and cash equivalents at end of period	$295.2	$3.3	$0.2	$342.0	$—	$640.7

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

(unaudited)
(in millions)

	Six Months Ended June 30, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of Cash Flows	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

Net cash (used in) provided by operating activities	$(102.9)	$—	$4.2	$166.7	$66.0	$134.0
Net cash provided by (used in) investing activities	66.0	—	(4.1)	(423.6)	(66.0)	(427.7)
Net cash provided by financing activities	4.1	—	—	560.9	—	565.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	25.4	—	25.4

(Decrease) increase in cash and cash equivalents	(32.8)	—	0.1	329.4	—	296.7
Cash and cash equivalents at beginning of period	78.5	—	0.1	172.5	—	251.1

Cash and cash equivalents at end of period	$45.7	$—	$0.2	$501.9	$—	$547.8

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M — Segment Data

The Company implemented a reorganization of certain of its business units in the six months ended June 30, 2003. The associated changes included moving its Wholesale Internet division from Business to Consumer, its Public Safety division from Business to Broadcast and the creation of Carrier by merging its carriers division with its mobile division and removing both from Business. These changes better align the expertise in the divisions with the needs of the Company’s customers. In addition, the allocation of certain costs from Shared Services to the various business units and the allocation of costs between Consumer and Business have changed. Finally, NTL Ireland is a separate business unit for financial reporting purposes effective January 1, 2003. Amounts in prior periods have been reclassified to conform to the current presentation.

The Company’s primary measure of profit or loss for each reportable segment is defined below. The Company considers this measure an important indicator of the operational strength and performance of its reportable segments. This measure excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization and share of income (loss) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from this measure rather than allocating these costs and expenses to multiple reportable segments. Interest income and expense and foreign currency transactions are not directly related to a single segment. This measure also excludes certain costs that are either beyond the Company’s immediate control or that the Company believes are not characteristic of its underlying business operations for the period in which they are recorded, or both. Other charges and recapitalization expenses are excluded from this measure for these reasons, as well as because certain of their components are not directly related to the performance of a single reportable segment. This financial measure should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

			Segment Profit/Loss
	Revenues		Measurement (1)
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in millions)
Consumer	$1,178.5	$1,040.6	$509.8	$425.1
Business	235.5	232.6	72.6	59.2
Broadcast	208.0	188.7	89.4	84.6
Carrier	88.6	92.8	73.3	75.1
Ireland	57.8	41.0	16.9	9.8
Shared	—	—	(229.9)	(189.3)

Total	$1,768.4	$1,595.7	$532.1	$464.5

	Total Assets

	June 30,	December 31,
	2003	2002

	(in millions)
Consumer	$6,667.5	$7,790.0
Business	1,710.2	3,299.2
Broadcast	1,307.0	539.6
Carrier	198.7	156.5
Ireland	191.5	206.1
Shared (2)	831.7	1,050.0

Total	$10,906.6	$13,041.4

(1)	Represents earnings before interest, taxes, depreciation, amortization, other charges, share of income (loss) from equity investments, foreign currency transaction gains (losses) and recapitalization expense.

(2)	At June 30, 2003, shared assets included $566.6 million of cash and cash equivalents and $265.1 million of other assets. At December 31, 2002, shared assets included $458.2 million of cash and cash equivalents and $591.8 million of other assets.

NTL Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note M — Segment Data (continued)

The reconciliation of segment combined profit/loss measurement to (loss) before income taxes is as follows:

	Six Months Ended June 30,

	2003	2002

	(in millions)
Segment combined profit/loss measurement	$532.1	$464.5
(Add) deduct:
Other charges	23.8	3.7
Depreciation	575.1	664.4
Amortization	100.2	30.4
Interest income and other, net	(5.9)	(18.2)
Interest expense	363.4	551.4
Share of losses (income) from equity investments	1.5	(0.5)
Foreign currency transaction (gains) losses	(17.6)	69.5
Recapitalization items, net	—	63.3

	1,040.5	1,364.0

(Loss) before income taxes	$(508.4)	$(899.5)

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

We currently expect that we will require between £5.0 million and £15.0 million to fund our working capital including debt service and capital expenditures, net of cash from operations, in the twelve months from July 1, 2003 to June 30, 2004. We believe that cash and cash equivalents on hand of $594.0 million as of June 30, 2003 will be sufficient for our cash requirements during the twelve months from July 1, 2003 to June 30, 2004.

Included in the forecasted cash requirements are mandatory prepayments of the Working Capital Credit Facility and the Senior Credit Facility based on a percentage of excess cash flow (as defined) on a quarterly basis. We may be required to make mandatory prepayments in the second half of 2003 and additional prepayments in the future.

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

Based on preliminary valuations of our pension plans, as of December 31, 2002, we believe the projected benefit obligations of certain of our defined benefit plans exceeded the fair value of plan assets by an aggregate of approximately £79.0 million ($131 million). We will need to fund this deficit in accordance with the laws and regulations in the UK. We currently believe we will have to use cash of approximately £10 to £15 million per year beginning in 2004 to meet the UK requirements. The valuation of our pension plans requires the use of assumptions and estimates. Changes in these assumptions and estimates as well as future investment returns could potentially have a material impact, either upwards or downwards, on this estimated funding requirement.

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

Description of Outstanding Notes and Credit Facilities

The following summarizes the terms of the significant notes and credit facilities issued by us and our subsidiaries and outstanding as of June 30, 2003:

NTL Incorporated:

(1)  19% Senior Secured Notes (Exit Notes) due January 1, 2010; principal amount at maturity of $558.249 million; redeemable at the Company’s option after January 10, 2003; interest payable in cash semiannually from July 1, 2003; with respect to the interest payment of $50.4 million due on July 1, 2003, we elected to pay the interest through the issuance of additional “pay-in-kind” notes with a principal amount at maturity of $56.1 million; with respect to the interest payments due on January 1, 2004 and July 1, 2004, we may make a similar election to pay any portion of the interest in cash or by issuance of additional notes based on our Available Cash, as defined;

NTL Communications Limited:

(2)  Working Capital Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of approximately £408.3 million ($674.8 million); interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which commenced at 4.50% per annum and increases by 0.50% per annum at the end of each quarter after the date upon which the facility was first utilized (subject to a cap on total interest of 16% per annum and a cap on total interest payable in cash of 14% per annum (any excess being added to principal)); effective interest rate of 12.48% per annum at June 30, 2003; principal is due in full on March 31, 2006; the amounts outstanding are required to be repaid and the commitment permanently reduced from excess cash flow;

NTL Investment Holdings Limited (a wholly owned subsidiary of NTL Communications Limited):

(3)  Senior Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of £2,784.8 million ($4,603.0 million); comprising a revolving facility of £2,584.8 million ($4,272.4 million) and a term facility of £200.0 million ($330.6 million); interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which, in the case of the revolving facility, is fixed at 3.50% per annum for six months from January 10, 2003 and which then varies, depending upon satisfaction of a financial covenant over six monthly periods, between 4.00% and 2.50% per annum and which, in the case of the term facility, is fixed at 5.50% per annum; effective interest rate on the revolving facility of 7.49% per annum at June 30, 2003; effective interest rate on the term facility of 9.49% per annum at June 30, 2003; the unused portion of the commitment to make the revolving facility available is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal then outstanding under the revolving facility is due in full on September 30, 2005; principal under the term facility is due in six quarterly installments beginning on June 30, 2006 and increasing from £5 million repayments due on the first two repayment dates to £10 million repayments due on the next three repayment dates with the balance being due on September 30, 2007; the amounts outstanding under the revolving facility and the term facility are required to be repaid and the commitment permanently reduced from excess cash flow;

NTL Triangle:

(4)  11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond Holdings:

(5)  10% Senior Sterling Notes due February 1, 2008; principal amount at maturity of £135.0 million ($223.1 million); interest payable semiannually from August 1, 1998; redeemable at Diamond Holdings’ option on or after February 1, 2003; and

(6)  9 1/8% Senior Notes due February 1, 2008; principal amount at maturity of $110.0 million; interest payable semiannually from August 1, 1998; redeemable at Diamond Holdings’ option on or after February 1, 2003.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of June 30, 2003 and the periods in which payments are due. The table also includes the $56.1 million aggregate principal amount at maturity of Exit Notes issued on July 1, 2003.

Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	$6,745.6	$0.4	$4,956.3	$1,173.6	$615.3
Capital Lease Obligations	205.1	8.7	14.7	13.8	167.9
Operating Leases	823.0	89.5	141.4	121.7	470.4
Unconditional Purchase Obligations	499.3	251.9	247.4	—	—
Other Long-Term Obligations	None

Total Contractual Cash Obligations	$8,273.0	$350.5	$5,359.8	$1,309.1	$1,253.6

The following table includes aggregate information about the Company’s commercial commitments as of June 30, 2003. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1-3	4-5	Over
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years

(in millions)
Guarantees	$35.0	$5.2	$16.0	$—	$13.8
Lines of Credit	None
Standby Letters of Credit	None
Standby Repurchase Obligations	None
Other Commercial Commitments	None

Total Commercial Commitments	$35.0	$5.2	$16.0	$—	$13.8

Consolidated Statements of Cash Flows

Cash provided by operating activities was $236.4 million and $134.0 million in the six months ended June 30, 2003 and 2002, respectively. Cash paid for interest exclusive of amounts capitalized in the six months ended June 30, 2003 and 2002 was $245.2 million and $208.8 million, respectively. The increase in cash provided by operating activities is due to the improvement in operating results and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $299.7 million in the six months ended June 30, 2003 and $420.2 million in the six months ended June 30, 2002 as a result of the continuing fixed asset purchases and construction. Purchases of fixed assets in 2003 are primarily related to customer premise equipment.

Proceeds from borrowings, net of financing costs, of $435.8 million in the six months ended June 30, 2002 includes $445.2 million borrowed under the NTLCL Working Capital Credit Facility, net of costs of $9.4 million. Proceeds from borrowings from NTL (Delaware), Inc. of $129.2 million in the six months ended June 30, 2002 was the £90.0 million loan to NTL (UK) Group, Inc. This note was purchased by one of our subsidiaries on the Effective Date.

Results of Operations

We implemented a reorganization of certain of our business units in the first quarter of 2003. The associated changes included moving our Wholesale Internet division from NTL Business to NTL Home, our Public Safety division from NTL Business to NTL Broadcast and the creation of NTL Carriers by merging our carriers division with our mobile division and removing both from NTL Business. These changes better align the expertise in the divisions with the needs of our customers. In addition, the allocation of certain costs from Shared Services to the various business units and the allocation of costs between NTL Home and NTL Business have changed. Corporate Expenses are now included in the Central Support business unit and are grouped with selling, general and administrative expenses in our statement of operations. Finally, NTL Ireland is a separate business unit for financial reporting purposes effective January 1, 2003. We have reclassified amounts in prior periods to conform to the current period presentation.

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

In our consumer telecommunications and television segment, we derive revenues principally from monthly fees and usage charges for (1) telephone service, (2) cable television service and (3) Internet access. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and TV or triple telephone, TV and broadband.

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

We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and control churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. This effort is at a relatively early stage although we have continued to make progress through June 30, 2003. Although the new system does not yet support our full suite of services, we expect to substantially complete the project by the third quarter of 2004. The total project cost is estimated to be approximately £75.0 million, of which we have incurred approximately £36.6 million through June 30, 2003. We cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on customer service, our churn rate and our costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

Moreover, the integration process has involved a number of internal reorganizations of our business as we continue to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. Although we cannot quantify precisely the effect that this has had, it is likely these internal reorganizations have negatively impacted employee morale. However, the results of the recent employee survey indicated that an increasing number of employees are proud to work for us and would recommend us as an employer.

Our plan to control churn and to increase average revenue per unit (referred to as ARPU) includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

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

One of the key strategies in our business plan is to renew existing contracts and cross-sell and upsell to these customers thereby increasing retail services of bundled voice, data and Internet services. We believe our recapitalization process and the general unfavorable climate for alternative telecom carriers affected our revenues in 2002 as prospective and existing customers began deferring orders beginning in the fourth quarter of 2001. Even though we have successfully completed the recapitalization process, there is no assurance that negative publicity in the past will not adversely impact our results of operations or have a long-term effect on our brand.

NTL Ireland has introduced a more rigorous credit policy that will lead to the involuntary disconnection of certain customers. As a result of this, NTL Ireland anticipates that its residential customer base will continue to decline by approximately 15,000 customers during the second half of 2003. We believe this will not have a significant overall impact on our results of operations or cash flows.

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated) and certain of NTL Incorporated and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. Our operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time we emerged from Chapter 11 reorganization.

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

Three Months Ended June 30, 2003 and 2002

Consolidated revenues increased by 11.2% to $892.5 million in the three months ended June 30, 2003, as compared to $802.8 million in the three months ended June 30, 2002. Consolidated revenues in UK pounds increased by 0.4% to £551.3 million from £549.0 million.

In the three months ended June 30, 2003 and 2002, the United Kingdom accounted for 96.7% and 97.3%, respectively and Ireland accounted for 3.3% and 2.7%, respectively of total consolidated revenues.

Consolidated revenues in dollars and UK pounds were comprised of the following:

	Three Months Ended
	June 30,

	2003	2002

	(in millions)
Consumer	$598.2	$524.4
Business	115.3	114.3
Broadcast	104.9	96.9
Carrier	44.4	45.7
Ireland	29.7	21.5

Total revenue	$892.5	$802.8

Consumer	£369.5	£358.6
Business	71.2	78.1
Broadcast	64.8	66.3
Carrier	27.4	31.3
Ireland	18.4	14.7

Total revenue	£551.3	£549.0

In the three months ended June 30, 2003 and 2002, consumer telecommunications and television revenues were 67.0% and 65.3%, respectively, business telecommunications revenues were 12.9% and 14.2%, respectively, broadcast transmission and other revenues were 11.8% and 12.1%, respectively, carrier revenues were 5.0% and 5.7%, respectively and Ireland revenues were 3.3% and 2.7%, respectively of total consolidated revenues.

Consumer telecommunications and television revenues increased by 14.1% to $598.2 million from $524.4 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds increased by 3.0% to £369.5 million from £358.6 million. Consumer telecommunications and television revenues also increased due to an increase in broadband Internet services and growth in our wholesale Internet services business.

Business telecommunications revenues increased by 0.9% to $115.3 million from $114.3 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased by 8.8% to £71.2 million from £78.1 million. Business telecommunications revenues decreased principally due to a decline in customers, major installations and orders. We expect business telecommunications revenues to continue to decline at a similar rate quarter on quarter (approximately 5%) for the remainder of 2003 before returning to steady, managed growth in 2004.

Broadcast transmission and other revenues increased by 8.3% to $104.9 million from $96.9 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased by 2.3% to £64.8 million from £66.3 million due to decreases in satellite and other revenues offset by increases in site sharing and public safety revenues.

Carrier revenues decreased 2.8% to $44.4 million from $45.7 million. These revenues in UK pounds decreased by 12.5% to £27.4 million from £31.3 million. The primary reasons for this decline were the continued downturn in the carriers market and the financial distress of some of the division’s customers, together with increased competition adversely affecting pricing and delayed roll-out of 3G cellular networks.

NTL Ireland revenues increased 38.1% to $29.7 million from $21.5 million. These revenues in UK pounds increased 25.2% to £18.4 million from £14.7 million. The primary reasons for the increase were growth in digital television customers and a price increase that became effective in January 2003.

Operating expenses (including network expenses) increased 6.9% to $389.2 million from $364.2 million as a result of changes in foreign currency exchange rates. These expenses in UK pounds decreased 3.7% to £240.3 million from £249.7 million primarily as a result of decreases in telephony interconnection and television programming costs. Operating expenses as a percentage of revenues declined to 43.6% in 2003 from 45.4% in 2002.

Selling, general and administrative expenses increased 14.4% to $222.0 million from $194.1 million primarily as a result of changes in foreign currency exchange rates. These expenses in UK pounds increased by 4.0% to £137.2 million from £131.9 million. Selling, general and administrative expenses as a percentage of revenues increased to 24.9% in 2003 from 24.2% in 2002. The change in these expenses in 2003 as compared to 2002 reflects an increase in marketing and selling costs offset by various cost savings efforts including restructurings announced in the fourth quarter of 2002.

Other charges of $20.9 million and $2.1 million in the three months ended June 30, 2003 and 2002, respectively, were restructuring charges for employee severance and related costs. These costs were incurred for approximately 510 employees in the three months ended June 30, 2003.

Depreciation expense decreased to $290.7 million from $341.9 million primarily due to the $2,498.0 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003 due to the adoption of fresh-start reporting.

Amortization expense increased to $50.4 million from $15.5 million due to the $1,222.6 million increase in customer lists that are subject to amortization effective January 1, 2003 due to the adoption of fresh-start reporting.

Interest expense decreased to $186.9 million from $226.6 million primarily as a result of the $9,486.9 million cancellation of debt on January 10, 2003 in connection with our emergence from Chapter 11 reorganization. Pursuant to SOP 90-7, in the period from May 8, 2002 to June 30, 2002 interest expense was included in the results of operations only to the extent that it would be paid during the bankruptcy proceeding or that it was probable that it would be an allowed priority, secured or unsecured claim. Therefore, interest expense in the three months ended June 30, 2002 excluded $121.2 million of contractual interest. Interest of $30.0 million and $35.5 million was paid in cash in the three months ended June 30, 2003 and 2002, respectively.

Recapitalization expense was $31.2 million in the three months ended June 30, 2002. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expense in the three months ended June 30, 2002 included $10.0 million for employee retention related to substantially all of our UK employees and $21.2 million for financial advisor, legal, accounting and consulting costs.

Foreign currency transaction gains (losses) were gains of $21.0 million and losses of $64.5 million in the three months ended June 30, 2003 and 2002, respectively. These losses in 2003 are primarily due to the effect of changes in exchange rates on U.S. dollar denominated debt of our subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC whose functional currency is not the U.S. dollar. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax (expense) benefit was expense of $12.6 million in the three months ended June 30, 2003 and benefit of $11.3 million in the three months ended June 30, 2002. The 2003 expense is composed of $2.3 million U.S. federal income tax expense, $1.1 million U.S. state and local income tax expense and $9.2 million of deferred foreign income tax expense. None of the 2003 income tax except for a portion of the state and local tax is expected to be payable in the next year.

Net loss was $257.6 million in the three months ended June 30, 2003 and $417.0 million in the three months ended June 30, 2002. This change was the result of the factors discussed above, particularly the change in foreign currency transactions of $85.5 million and the reduction in depreciation expense of $51.2 million in 2003 as compared to 2002.

Basic and diluted net loss per common share in the three months ended June 30, 2002 is computed as if the 50.5 million shares issued in connection with our emergence from Chapter 11 reorganization on January 10, 2003 were outstanding as of January 1, 2002.

Six Months Ended June 30, 2003 and 2002

Consolidated revenues increased by 10.8% to $1,768.4 million in the six months ended June 30, 2003, as compared to $1,595.7 million in the six months ended June 30, 2002. Consolidated revenues in UK pounds decreased by 0.7% to £1,097.8 million from £1,105.1 million.

In the six months ended June 30, 2003 and 2002, the United Kingdom accounted for 96.7% and 97.4%, respectively and Ireland accounted for 3.3% and 2.6%, respectively of total consolidated revenues.

Consolidated revenues in dollars and UK pounds were comprised of the following:

	Six Months Ended
	June 30,

	2003	2002

	(in millions)
Consumer	$1,178.5	$1,040.6
Business	235.5	232.6
Broadcast	208.0	188.7
Carrier	88.6	92.8
Ireland	57.8	41.0

Total revenue	$1,768.4	$1,595.7

Consumer	£731.6	£720.6
Business	146.2	161.1
Broadcast	129.1	130.7
Carrier	55.0	64.3
Ireland	35.9	28.4

Total revenue	£1,097.8	£1,105.1

In the six months ended June 30, 2003 and 2002, consumer telecommunications and television revenues were 66.6% and 65.2%, respectively, business telecommunications revenues were 13.3% and 14.6%, respectively, broadcast transmission and other revenues were 11.8% and 11.8%, respectively, carrier revenues were 5.0% and 5.8%, respectively, and Ireland revenues were 3.3% and 2.6%, respectively of total consolidated revenues.

Consumer telecommunications and television revenues increased by 13.3% to $1,178.5 million from $1,040.6 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds increased by 1.5% to £731.6 million from £720.6 million. Consumer telecommunications and television revenues also increased due to an increase in broadband Internet services and growth in our wholesale Internet services business.

Business telecommunications revenues increased by 1.2% to $235.5 million from $232.6 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased by 9.2% to £146.2 million from £161.1 million. Business telecommunications revenues decreased principally due to a decline in customers, major installations and orders. We expect business telecommunications revenues to continue to decline at a similar rate quarter on quarter (approximately 5%) for the remainder of 2003 before returning to steady, managed growth in 2004.

Broadcast transmission and other revenues increased by 10.2% to $208.0 million from $188.7 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased by 1.2% to £129.1 million from £130.7 million due to decreases in satellite and other revenues offset by increases in site sharing and public safety revenues.

Carrier revenues decreased 4.5% to $88.6 million from $92.8 million. These revenues in UK pounds decreased by 14.5% to £55.0 million from £64.3 million. The primary reasons for this decline were the continued downturn in the carriers market and the financial distress of some of the division’s customers, together with increased competition adversely affecting pricing and delayed roll-out of 3G cellular networks.

NTL Ireland revenues increased 41.0% to $57.8 million from $41.0 million. These revenues in UK pounds increased 26.4% to £35.9 million from £28.4 million. The primary reasons for the increase were growth in digital television customers, a price increase that became effective in January 2003 and an increase in business sector revenues.

Operating expenses (including network expenses) increased 7.1% to $797.8 million from $745.1 million as a result of changes in foreign currency exchange rates. These expenses in UK pounds decreased 4.2% to £495.3 million from £516.8 million primarily as a result of decreases in telephony interconnection and television programming costs. Operating expenses as a percentage of revenues declined to 45.1% in 2003 from 46.7% in 2002.

Selling, general and administrative expenses increased 13.6% to $438.5 million from $386.1 million primarily as a result of changes in foreign currency exchange rates. These expenses in UK pounds increased by 2.1% to £272.2 million from £266.7 million. Selling, general and administrative expenses as a percentage of revenues increased to 24.8% in 2003 from 24.2% in 2002. The change in these expenses in 2003 as compared to 2002 reflects an increase in marketing and selling costs offset by various cost savings efforts including restructurings announced in the fourth quarter of 2002.

Other charges of $23.8 million and $3.7 million in the six months ended June 30, 2003 and 2002, respectively, were restructuring charges for employee severance and related costs. These costs in the six months ended June 30, 2003 were incurred for approximately 635 employees, approximately 260 of whom were terminated by June 30, 2003.

The following table summarizes the restructuring charges incurred and utilized since December 31, 2002:

	Employee
	Severance	Lease
	and Related	Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)
Balance, December 31, 2002	$19.6	$78.7	$1.2	$1.5	$101.0
Foreign currency exchange translation adjustments	1.3	5.7	0.1	0.1	7.2
Released	(4.1)	—	—	—	(4.1)
Charged to expense	27.9	—	—	—	27.9
Utilized	(25.6)	(6.8)	—	(0.8)	(33.2)

Balance, June 30, 2003	$19.1	$77.6	$1.3	$0.8	$98.8

Depreciation expense decreased to $575.1 million from $664.4 million primarily due to the $2,498.0 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003 due to the adoption of fresh-start reporting.

Amortization expense increased to $100.2 million from $30.4 million due to the $1,222.6 million increase in customer lists that are subject to amortization effective January 1, 2003 due to the adoption of fresh-start reporting.

Interest expense decreased to $363.4 million from $551.4 million primarily as a result of the $9,486.9 million cancellation of debt on January 10, 2003 in connection with our emergence from Chapter 11 reorganization. Pursuant to SOP 90-7, in the period from May 8, 2002 to June 30, 2002 interest expense was included in the results of operations only to the extent that it would be paid during the bankruptcy proceeding or that it was probable that it would be an allowed priority, secured or unsecured claim. Therefore, interest expense in the six months ended June 30, 2002 excluded $121.2 million of contractual interest. Interest of $250.7 million and $235.2 million was paid in cash in the six months ended June 30, 2003 and 2002, respectively.

Recapitalization expense was $63.3 million in the six months ended June 30, 2002. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expense in the six months ended June 30, 2002 included $18.8 million for employee retention related to substantially all of our UK employees and $44.5 million for financial advisor, legal, accounting and consulting costs.

Foreign currency transaction gains (losses) were gains of $17.6 million and losses of $69.5 million in the six months ended June 30, 2003 and 2002, respectively. These losses in 2003 are primarily due to the effect of changes in exchange rates on U.S. dollar denominated debt of our subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC whose functional currency is not the U.S. dollar. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax (expense) benefit was expense of $28.8 million in the six months ended June 30, 2003 and benefit of $22.6 million in the six months ended June 30, 2002. The 2003 expense is composed of $12.8 million U.S. federal income tax expense, $1.1 million U.S. state and local income tax expense and $14.9 million of deferred foreign income tax expense. None of the 2003 income tax except for a portion of the state and local tax is expected to be payable in the next year.

Net loss was $537.2 million in the six months ended June 30, 2003 and $876.9 million in the six months ended June 30, 2002. This change was the result of the factors discussed above, particularly the decrease in interest expense of $188.0 million, the reduction in depreciation expense of $89.3 million and the change in foreign currency transactions of $87.1 million.

Basic and diluted net loss per common share in the six months ended June 30, 2002 is computed as if the 50.5 million shares issued in connection with our emergence from Chapter 11 reorganization on January 10, 2003 were outstanding as of January 1, 2002.

Fixed assets, net, totaled $7,764.5 million and $11,088.9 million, representing 71.2% and 85.0% of total assets at June 30, 2003 and December 31, 2002, respectively. Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Internal costs directly related to the construction and installation of fixed assets, including payroll and related costs of certain employees and rent and other occupancy costs are capitalized. The payroll and related costs of certain employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimates. We are in the process of upgrading our accounting systems to reduce reliance upon estimates in determining amounts capitalized. Rent and other occupancy costs are capitalized based on rates derived from the costs of the facilities and a factor based on function or use. The internal costs capitalized in the six months ended June 30, 2003 and the year ended December 31, 2002 were approximately £43 million ($71.1 million) and £115 million ($185.1 million), respectively.

The American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft is not currently GAAP. However, if this Exposure Draft is adopted, it would require among other things that rent and other occupancy costs are charged to expense as incurred. In the six months ended June 30, 2003 and the year ended December 31, 2002, we capitalized approximately £4 million and £9 million of such costs.

The following table includes the calculation of internal costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2003	2002

	(in millions)
Internal costs capitalized	$71.1	$185.1
Total operating and selling, general and administrative expenses	1,236.3	2,291.0
Internal costs capitalized as a percentage of total operating and selling, general and administrative expenses	5.8%	8.1%
Purchase of fixed assets	299.7	680.9
Internal costs capitalized as a percentage of purchase of fixed assets	23.7%	27.2%

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

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. Although the Company has not completed its review, the Company does not expect to consolidate any of its unconsolidated affiliates accounted for using the equity method as a result of the effectiveness of FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

The following table provides information as of June 30, 2003 about our long-term fixed and floating interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates. The table also includes the $56.1 million aggregate principal amount at maturity of Exit Notes issued on July 1, 2003.

	Six
	Months	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending			Value
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	06/30/03

	(in millions)
Long-term Debt Including Current Portion
U.S. Dollars
Fixed Rate	—	—	—	—	$517.3	$724.3	$1,241.6	$1,237.3
Average Interest Rate					11.20%	17.37%
U.K. Pound
Fixed Rate	—	—	—	—	—	£135.0	£135.0	£124.2
Average Interest Rate						10.00%
Average Forward Exchange Rate						1.5102
U.K. Pound
Variable Rate	—	—	£2,584.8	£408.3	—	—	£2,993.1	£2,993.1
			LIBOR	LIBOR
Average Interest Rate			plus 3.5%	plus 8.5%
Average Forward Exchange Rate		—	1.5226	1.5143
U.K. Pound
Variable Rate	—	—	—	£20.0	£180.0	—	£200.0	£200.0
Average Interest Rate				LIBOR	LIBOR
				plus 5.5%	plus 5.5%
Average Forward Exchange Rate				1.5143	1.5091

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RISK FACTORS

Our business is capital intensive and we have historically incurred losses and generated negative cash flows and cannot assure you that we will be profitable in the future or that we will have sufficient liquidity to fund our working capital and capital expenditures and to meet our obligations under our existing debt instruments.

Our business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow. We have also incurred and expect to continue to incur substantial losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

     We had net losses for the six months ended June 30, 2003 of $537.2 million, and for the years ended December 31:

•	2002: $2,375.8 million

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

As of December 31, 2002, our accumulated deficit was $18.6 billion.

Moreover, we currently expect that we will require between £5.0 million and £15.0 million to fund our working capital including debt service and capital expenditures, net of cash from operations, in the twelve months from July 1, 2003 to June 30, 2004. We believe that cash and cash equivalents on hand of $594.0 million as of June 30, 2003 will be sufficient for our cash requirements during the twelve months from July 1, 2003 to June 30, 2004.

In addition, beginning in 2005, a series of principal payments will come due on our existing debt instruments as they approach their respective maturity dates. Our ability to make these payments and meet our ongoing funding requirements is dependent upon a number of factors, including our existing cash balances, the cash flow generated by our operating subsidiaries, and our ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish our ability to sustain operations, meet financial covenants, obtain additional funds, and make required payments on our debtedness.

We are a holding company that is dependent upon cash flow from our subsidiaries to meet our obligations; our ability to access that cash flow may be limited in some circumstances. In addition, the Exit Notes are structurally subordinated to the obligations of our subsidiaries that are not senior guarantors.

We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations including interest and principal obligations with respect to the Exit Notes. Because of our substantial leverage and our dependence on our operating subsidiaries to generate distributions, there can be no assurance that we will have adequate funds to fulfill our interest and principal obligations in respect of the Exit Notes. In addition, the terms of existing and future indebtedness of us and our subsidiaries, including our Working Capital Credit Facility and Senior Credit Facility, and the indentures governing the notes of Diamond Holdings and NTL Triangle, and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

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

We are, and, for the foreseeable future will continue to be, highly leveraged. As of June 30, 2003, the accreted value of our total long-term indebtedness less unamortized discount of $6,487.7 million represents 72.3% of our total capitalization.

Our substantial indebtedness, coupled with the relatively high effective interest rate on our notes, could adversely affect our financial health and, consequently, erode shareholder value, by, among other things:

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

As part of our implementation of the Plan, we issued $558.249 million principal amount of the Exit Notes to certain of our creditors under the terms of an indenture. In addition, we amended the terms of our existing Senior Credit Facility and Working Capital Credit Facility.

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

Similar restrictive covenants are contained in our Senior Credit Facility and Working Capital Credit Facility which are applicable to us and most of our subsidiaries. In addition, under our credit facilities, we and our subsidiaries must comply with certain financial covenants specifying various financial performance levels that we are required to meet. In the event we were to fail to meet any of these covenants and were unable to cure such breach or otherwise renegotiate such covenant, the lenders under those facilities would have significant rights to seize control of most of our assets. Such a default, or a breach of any of the other obligations in the indentures governing our notes, could also trigger a default under the notes.

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

Moreover, the integration process has involved a number of internal reorganizations of our business as we continue to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. It is likely these internal reorganizations have negatively impacted employee morale. However, the results of the recent employee survey indicated that an increasing number of employees are proud to work for us and would recommend us as an employer. Negative effects on employee morale can have a negative effect on our operations generally.

One of our key strategies is to control customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

In order to control churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across our entire network. If the integration of our various billing systems is not successful, we could experience an adverse effect on customer service and, in turn, our churn rate.

We plan to increase our customer base and revenue generating units (referred to in this quarterly report as RGUs) in 2003. If demand for our products and services is greater than anticipated, our customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. Our business plan also includes the migration of our customers from analog to digital service. The migration process could also increase churn levels.

Our ability to control churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice our customers to churn and move to these competing services.

Another part of our strategy to control churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in controlling churn levels, which would adversely impact our results of operations.

Our prospects will depend in part on our ability to control our costs while maintaining and improving our service levels.

Our prospects will depend in part on our ability to control costs and operate more efficiently, while maintaining and improving our existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, our pension expense and pension funding requirements, estimates related to the amount of costs to be capitalized in connection with the construction and installation of our network and facilities and estimates related to the value of investments, long-lived assets and goodwill.

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

Our business is dependent on many sophisticated critical systems, which support all of the various aspects of our operations from our network to our billing and customer service systems. The hardware supporting a large number of critical systems are housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to our business. We are currently studying ways to improve our disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures we have or may in the future take we cannot assure you that these measures will be sufficient. In addition, although we build our network in resilient rings to ensure the continuity of network availability in the event of any damage to our underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to our business. This is especially so in relation to our Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern routes would isolate our Irish networks from our UK networks for an extended period.

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

Our broadcast services and carrier telecommunications businesses are dependent upon ITV and other contracts.

Our broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that we may charge these companies for transmission services are subject to regulation by the Office of the Director of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with us, we cannot assure you that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by us on a basis less favorable to us or that they would not seek to obtain from third parties a portion of the transmission services that we currently provide.

Other contracts important to our broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and we cannot assure you that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

Our carrier services and mobile business has a contract with Orange plc for the design, build and operation of elements of its mobile network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

In addition, our carrier services and mobile business currently has a contract with Vodafone for the supply of mobile transmission services, including core inter-switch and backhaul network capacity. This contract is scheduled to terminate in October 2004 and there are no present indications that it will be renewed.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the now consummated Chapter 11 cases, proofs of claim were filed against us and other debtors in those cases by Morgan Stanley Senior Funding Inc. for $11,400,000. These claims are asserted by Morgan Stanley Senior Funding Inc. to relate to alleged unpaid fees for commitments of capital made to various companies within the former NTL group of companies in 1999. On May 7, 2003, we filed in the United States Bankruptcy Court for the Southern District of New York an objection to the one of these claims that were filed against us seeking its dismissal on the grounds that it was not properly before the Bankruptcy Court and asserting, in the alternative, that we had valid defenses to such claim. The Bankruptcy Court has yet to issue a decision in respect of the objection.

NTL Europe, our former parent company prior to our emergence from Chapter 11 on January 10, 2003, and certain of its officers, including our President – Chief Executive Officer, have been named as defendants in a number of purported securities class action lawsuits. The complaints in those cases generally allege that the defendants failed to accurately disclose NTL Europe’s financial condition, finances and future prospects in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. We do not know of any facts that would support these allegations, and the defendants have informed us that they intend to defend these lawsuits vigorously. While NTL Europe has been released from personal monetary liability in these actions as a result of the consummation of the Plan, the case remains pending against NTL Europe and the individuals named as defendants. We have not been named as a defendant. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York.

The two separate proceedings which were initiated in the United States Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P., respectively, requesting that we be held liable for alleged damages attributable to their respective trading in our “when-issued” common stock of NTL prior to the consummation of the Plan have been voluntarily dismissed by the plaintiffs without prejudice to recommencement in state court where related litigation against other parties is pending.

We are involved in certain other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2003, NTL Incorporated held its annual meeting of stockholders. The following proposals were adopted: (1) the election of Barclay Knapp and Edwin M. Banks to the Board of Directors and (2) the ratification of the reappointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003.

The stockholders approved the election of Barclay Knapp by a vote of 27,271,530 shares in favor and 4,946,576 shares withheld from voting. The stockholders approved the election of Edwin M. Banks by a vote of 27,271,530 shares in favor and 4,946,576 shares withheld from voting. The stockholders ratified the reappointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003 by vote of 30,677,049 shares in favor, 1,530,228 shares were voted against and 10,829 shares abstained from voting.

ITEM 5. OTHER INFORMATION

On August 12, 2003, NTL Incorporated announced that Barclay Knapp, President and Chief Executive Officer has decided to step down from this current role. Simon Duffy, who is currently NTL’s Chief Operating Officer, will become Chief Executive Officer effective as of close of business on August 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31	Certifications of CEO and CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED

Date: August 13, 2003	By:	/s/ Barclay Knapp

Barclay Knapp President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Scott E. Schubert

Scott E. Schubert Chief Financial Officer