Form 10-Q
period 2003-09-30
NTL INC
filed 2003-11-14
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22616

NTL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	52-1822078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

(212) 906-8440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

The number of shares outstanding of the registrant’s common stock as of September 30, 2003 was 50,908,316.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	$469.4	$502.0
Marketable securities	—	5.2
Accounts receivable — trade, less allowance for doubtful accounts of $82.6 (2003) and $92.7 (2002)	399.2	395.9
Other	265.9	194.3
Due from NTL Europe, Inc	9.4	73.3

Total current assets	1,143.9	1,170.7

Fixed assets, net	7,600.9	11,088.9
Reorganization value in excess of amounts allocable to identifiable assets	534.3	—
Goodwill	—	330.6
Intangible assets, net	1,149.8	64.7
Investments in and loans to affiliates, net	3.7	8.4
Other assets, net of accumulated amortization of $52.6 (2003) and $184.8 (2002)	153.4	378.1

Total assets	$10,586.0	$13,041.4

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(dollars in millions)

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(Unaudited)	(See Note)
Liabilities and shareholders’ equity (deficiency)
Current liabilities
Accounts payable	$294.7	$385.8
Accrued expenses and other	636.0	780.5
Accrued construction costs	32.0	70.4
Interest payable	153.0	177.3
Deferred revenue	420.1	359.8
Due to NTL Europe, Inc.	2.2	236.1
Current portion of long-term debt	2.4	5,955.4

Total current liabilities	1,540.4	7,965.3

Long-term debt	6,779.6	—
Less: unamortized discount	(198.5)	—

	6,581.1	—

Other	116.5	—
Deferred income taxes	36.5	94.4
Commitments and contingent liabilities
Liabilities subject to compromise	—	10,157.8

Shareholders’ equity (deficiency)
Series preferred stock — $.01 par value; authorized 5,000,000 (2003) and none (2002) shares; issued and outstanding none	—	—
Common stock — $.01 par value; authorized 400,000,000 (2003) and 100 (2002) shares; issued and outstanding 50,908,316 (2003) and 13 (2002) shares	0.5	—
Additional paid-in capital	2,936.5	14,045.5
Unearned stock compensation	(4.5)	—
Accumulated other comprehensive income (loss)	105.1	(653.6)
(Deficit)	(726.1)	(18,568.0)

Total shareholders’ equity (deficiency)	2,311.5	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$10,586.0	$13,041.4

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company

Revenue	$894.1	$830.3	$2,662.5	$2,426.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(359.4)	(383.6)	(1,157.2)	(1,128.7)
Selling, general and administrative expenses	(210.4)	(193.1)	(648.9)	(579.2)
Other charges	(4.2)	(316.2)	(28.0)	(319.9)
Depreciation	(296.5)	(385.6)	(871.6)	(1,050.0)
Amortization	(50.2)	(16.5)	(150.4)	(46.9)

	(920.7)	(1,295.0)	(2,856.1)	(3,124.7)

Operating (loss)	(26.6)	(464.7)	(193.6)	(698.7)

Other income (expense)
Interest income and other, net	5.2	1.6	11.1	19.7
Interest expense (contractual interest of $1,041.8 (2002))	(188.9)	(100.9)	(552.3)	(652.3)
Recapitalization items, net	—	(32.6)	—	(95.8)
Share of (losses) from equity investments	—	(3.5)	(1.5)	(3.0)
Foreign currency transaction gains (losses)	3.4	22.1	21.0	(47.4)

(Loss) before income taxes	(206.9)	(578.0)	(715.3)	(1,477.5)
Income tax (expense) benefit	18.0	10.4	(10.8)	33.0

Net (loss)	($188.9)	($567.6)	($726.1)	($1,444.5)

Basic and diluted net (loss) per common share
— (pro forma in 2002)	($3.73)	($11.24)	($14.38)	($28.60)

Weighted average shares — (pro forma in 2002)	50.6	50.5	50.5	50.5

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(unaudited) (in millions, except per share data)

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

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(dollars in millions)

	Series Preferred Stock		Common Stock
	$.01 Par Value		$.01 Par Value		Additional	Unearned
					Paid-In	Stock
	Shares	Par	Shares	Par	Capital	Compensation

Predecessor company
Balance, December 31, 2002	—	$—	13	$—	$14,045.5	$—
Net income January 1, 2003
Issuance of common stock			50,499,955	0.5	1,062.1
Fresh start adjustment — other	—	—	(13)	—	(12,180.5)

Reorganized company
Balance, January 1, 2003	—	—	50,499,955	0.5	2,927.1	—
Issuance of shares into escrow			133,912	—	2.3	(2.3)
Issuance of restricted stock			200,000	—	1.7	(1.7)
Issuance of shares as payment of bonus			8,449	—	0.3
Exercise of stock options			66,000	—	0.8
Stock options granted at exercise prices below market prices					2.1	(2.1)
Stock options at fair value					2.2	(2.2)
Escrow shares amortized to operations						2.3
Restricted stock amortized to operations						0.3
Stock options amortized to operations						0.5
Fair value stock options amortized to operations						0.7
Comprehensive loss:
Net loss for the nine months ended September 30, 2003
Currency translation adjustment
Total

Balance, September 30, 2003	—	$—	50,908,316	$0.5	$2,936.5	($4.5)

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (continued)
(unaudited)
(dollars in millions)

		Accumulated Other
		Comprehensive Income (Loss)

		Foreign	Pension
	Comprehensive	Currency	Liability
	(Loss)	Translation	Adjustments	(Deficit)

Predecessor Company
Balance, December 31, 2002		($549.9)	($103.7)	($18,568.0)
Net income January 1, 2003				6,802.7
Issuance of common stock
Fresh start adjustment — other		549.9	103.7	11,765.3

Reorganized Company
Balance, January 1, 2003		—	—	—
Issuance of shares into escrow
Issuance of restricted stock
Issuance of shares as payment of bonus
Exercise of stock options
Stock options granted at exercise prices below market prices
Stock options at fair value
Escrow shares amortized to operations
Restricted stock amortized to operations
Stock options amortized to operations
Fair value stock options amortized to operations
Comprehensive loss:
Net loss for the nine months ended September 30, 2003	($726.1)			(726.1)
Currency translation adjustment	105.1	105.1

Total	($621.0)

Balance, September 30, 2003		$105.1	$—	($726.1)

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine months ended
	September 30,

	2003	2002
	Reorganized	Predecessor
	Company	Company

Net cash provided by operating activities	$267.9	$100.7
Investing activities
Purchase of fixed assets	(457.5)	(505.5)
Investments in and loans to affiliates	3.2	(4.9)
Decrease (increase) in other assets	2.1	(186.3)
Purchase of marketable securities	(17.1)	(9.6)
Proceeds from sales of marketable securities	22.3	5.6

Net cash (used in) investing activities	(447.0)	(700.7)

Financing activities
Proceeds from borrowings, net of financing costs	—	662.8
Principal payments	(7.0)	(6.6)
Proceeds from borrowings from NTL (Delaware), Inc.	—	133.2
Contribution from NTL (Delaware), Inc.	—	3.9

Net cash (used in) provided by financing activities	(7.0)	793.3
Effect of exchange rate changes on cash and cash equivalents	14.8	27.3

(Decrease) increase in cash and cash equivalents	(171.3)	220.6
Cash and cash equivalents, beginning of period	640.7	251.1

Cash and cash equivalents, end of period	$469.4	$471.7

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$466.2	$375.4
Income taxes paid	—	1.3

Supplemental disclosure of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$—	$125.6

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in millions)

January 1,
2003

Predecessor
Company

Net cash (used in) operating activities	($46.9)

Investing activities
Decrease in other assets	162.8

Net cash provided by investing activities	162.8

Financing activities
Proceeds from borrowings, net of financing costs	396.3
Principal payments	(373.5)

Net cash provided by financing activities	22.8

Increase in cash and cash equivalents	138.7
Cash and cash equivalents, beginning of period	502.0

Cash and cash equivalents, end of period	$640.7

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2002.

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

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

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

Basic and diluted net loss per common share in the three and nine months ended September 30, 2002 is computed as if the 50.5 million shares issued in connection with our emergence from Chapter 11 reorganization on January 10, 2003 were outstanding as of January 1, 2002.

Stock-Based Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-based Compensation — Transition and Disclosure”. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation, including stock option plans.

The Company’s employees participated in the various stock option plans of its former ultimate parent company. All options to purchase shares of the Company’s former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

During the nine months ended September 30, 2003, the Company granted stock options for the purchase of 3,909,000 shares of common stock to approximately 190 individuals comprised of officers, employees and the Board of Directors as follows:

•	March 28, 2003 grant of an option to purchase 100,000 shares of common stock at an exercise price of $9.85 per share that vested immediately upon issuance,

•	March 28, 2003 grant of an option to purchase 300,000 shares of common stock at an exercise price of $15.00 per share that vest 20% per year on a quarterly basis over five years, beginning on March 31, 2003,

•	April 11, 2003 grant of options to purchase 976,000 shares of common stock at an exercise price of $9.00 per share that vest 20% per year beginning on April 11, 2004,

•	April 11, 2003 grant of options to purchase 996,000 shares of common stock at an exercise price of $15.00 per share that vest 20% per year beginning on April 11, 2004,

•	April 11, 2003 grant of options to purchase 1,285,000 shares of common stock at an exercise price of $15.00 per share that vest 1/3 per year beginning on April 11, 2004,

•	April 11, 2003 grant of an option to purchase 25,000 shares of common stock at an exercise price of $15.00 per share of which 1/3 vest on April 11, 2004 and the remainder vest on December 31, 2004,

•	May 7, 2003 grant of options to purchase 150,000 shares of common stock at an exercise price of $15.00 per share that vest 1/3 per year beginning on May 7, 2004,

•	July 28, 2003 grant of options to purchase 1,000 shares of common stock at an exercise price of $9.00 per share that vest 20% per year beginning on April 11, 2004,

•	July 28, 2003 grant of options to purchase 1,000 shares of common stock at an exercise price of $15.00 per share that vest 20% per year beginning on April 11, 2004, and

•	August 5, 2003 grant of options to purchase 75,000 shares of common stock at an exercise price of $40.00 per share that vest 1/3 per year beginning on August 5, 2004.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note A — Basis of Presentation (continued)

Stock-Based Compensation (continued)

The exercise price for all of the grants of stock options during the nine months ended September 30, 2003 exceeded the market price on the date of grant, except for the April 11, 2003 grant of options to purchase 976,000 shares of common stock at an exercise price of $9.00 per share, the May 7, 2003 grant of options to purchase 150,000 shares of common stock at an exercise price of $15.00 per share, the July 28, 2003 grant of options to purchase 1,000 shares of common stock at an exercise price of $9.00, the July 28, 2003 grant of options to purchase 1,000 shares of common stock at an exercise price of $15.00 and the August 5, 2003 grant of options to purchase 75,000 shares of common stock at an exercise price of $40.00 per share. The Company recorded unearned stock compensation of $2.1 million based on the difference between the market prices on the date of grant and the exercise prices. The unearned stock compensation will be recognized as compensation expense over the corresponding vesting period. The Company recognized $0.5 million of the unearned stock compensation as compensation expense in the nine months ended September 30, 2003.

Options to purchase 66,667 shares of the Company’s common stock at an exercise price of $15.00 originally granted to the Company’s former President – Chief Executive Officer on April 11, 2003 were modified in consideration for his continued services as a consultant. The vesting period was accelerated and the options now vest on December 31, 2003. In accordance with FAS 123, the Company recorded unearned stock compensation of $2.2 million based on the fair value of the options. The unearned stock compensation will be recognized as compensation expense over the revised vesting period. The Company recognized $0.7 million of the unearned stock compensation as compensation expense in the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, 424,000 options with a weighted average exercise price of $13.95 lapsed and 66,000 options with a weighted average exercise price of $12.00 were exercised. As of September 30, 2003, there were 3,419,000 options outstanding with a weighted average exercise price of $13.87, of which 316,333 were exercisable at a weighted average exercise price of $13.01.

On March 28, 2003, the Company granted to its Chairman 200,000 shares of restricted common stock, 16,667 shares of which vested on March 31, 2003, 66,668 shares of which will vest on March 31, 2004, 16,667 shares of which will vest on the last day of each calendar quarter beginning on June 30, 2004 through and including September 30, 2005 and 16,663 shares of which of which will vest on December 31, 2005. The Company recorded unearned stock compensation of $1.7 million for the restricted common stock based on the market price of its common stock on the date of grant. The unearned stock compensation will be recognized as compensation expense over the corresponding service period. The Company recognized $0.3 million of the unearned stock compensation as compensation expense in the nine months ended September 30, 2003.

On January 24, 2003, an aggregate of 83,245 shares of the Company’s common stock was issued in escrow to certain of the Company’s executives pursuant to their employment agreements. In April 2003, an aggregate of 50,667 shares of the Company’s common stock was issued in escrow to certain of the Company’s other executives and employees pursuant to their employment agreements. Under the terms of the escrow, the shares will be delivered to each of the executive officers and employees only if on October 10, 2003, he or she is an employee of the Company or, on or before such date, was terminated, actually or constructively, without cause. Under the terms of certain Severance Agreements, 73,928 shares were released on August 15, 2003 and 32,609 shares were released on September 25, 2003. The remaining 27,375 shares were released on October 10, 2003. The Company measured the fair value of these shares on the date issued in escrow based on the market price of the Company’s common stock on that date. The aggregate fair value of these shares was $2.3 million. Such value is recognized as expense over the corresponding service period. The Company recognized $2.3 million as compensation expense through September 30, 2003.

Pro forma information regarding net loss has been determined as if the Company had accounted for its and its former ultimate parent’s employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 3.90% and 4.47%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s and its former ultimate parent’s common stock of .870 and .702 respectively, and a weighted-average expected life of the option of 3.5 years and 10 years, respectively.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note A — Basis of Presentation (continued)

Stock-Based Compensation (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the three and nine months ended September 30, 2003 and 2002 are not likely to be representative of the pro forma effects on net loss in future years.

Had compensation for stock options granted by the Company and its former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the Company’s net loss would have been changed to the following pro forma amounts:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company

	(in millions, except per share data)
Net loss, as reported	($188.9)	($567.6)	($726.1)	($1,444.5)
Add: non-cash compensation expense, as reported	0.9	—	3.1	—
Deduct: non-cash compensation expense, pro forma	(2.6)	(63.9)	(5.5)	(191.9)

Net (loss), pro forma	($190.6)	($631.5)	($728.5)	($1,636.4)

Basic and diluted net (loss) per common share (pro forma in 2002)	($3.73)	($11.24)	($14.38)	($28.60)

Basic and diluted net (loss) per common share, pro forma	($3.77)	($12.50)	($14.43)	($32.40)

Pursuant to the Company’s 2003 Bonus Scheme, participants are eligible to receive a bonus payment equal to a percentage of their base salary as determined by their level of employment based upon the attainment of performance targets. Bonus payments are made in two installments. Half of the bonus owing to various participants may be paid in shares of the Company’s common stock. In August 2003, 8,449 shares of the Company’s common stock were issued in accordance with the 2003 Bonus Scheme.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

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
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

In connection with the Company’s Chapter 11 reorganization, UBS Securities LLC provided advisory services to the Company for which they received customary fees, including an amount of up to $4 million payable in April 2004 in shares of the Company’s common stock. The shares will be issued if the value of the shares received by the Company’s former debt holders in the Chapter 11 reorganization exceeds specified levels. The shares will be valued for these purposes based upon the market price of the shares over the 60 day trading period commencing January 10, 2004.

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

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

The Company adopted fresh-start reporting because the holders of its voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims, as shown below (in millions):

Allowed claims:
Liabilities subject to compromise	$10,157.8
Post petition liabilities:
Current liabilities	7,965.3
Deferred income taxes	94.4

18,217.5
Reorganization value	(11,247.5)

$6,970.0

Gain on Debt Discharge

The Company realized a gain of $8,451.6 million in connection with the recapitalization of its debt in accordance with the Plan. This gain has been reflected in the results of operations of the Predecessor Company on January 1, 2003. A summary of the gain on debt discharge follows (in millions):

Liabilities subject to compromise:
Pre-petition long-term debt subject to compromise	$9,814.2
Accounts payable and accrued expenses	1.6
Interest payable	316.8
Due to NTL Europe, Inc.	25.2

10,157.8
Unamortized deferred financing costs	(127.9)

10,029.9
Claims assumed and consideration exchanged:
Diamond Holdings’ noted assumed	327.3
Interest payable assumed	38.0
Accounts payable and accrued expenses assumed	1.6
Due to NTL Europe, Inc. assumed	25.2
Value of Reorganized Company’s common stock	1,186.2

1,578.3

$8,451.6

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

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

The adjustments titled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of a substantial portion of the Company’s outstanding debt and the issuance of shares of new common stock and Series A warrants to various former creditors and stockholders of the Company’s former ultimate parent company and certain of its subsidiaries, including the Company. The adjustments titled “Fresh-Start” reflect the adoption of fresh-start reporting.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

	December 31, 2002			January 1, 2003

		Emergence
	Predecessor	from	Fresh-	Reorganized
	company	Chapter 11	start	company

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable — trade, less allowance for doubtful accounts	395.9	—	—	395.9
Due from affiliates	1.6	—	—	1.6
Other	192.7	—	—	192.7
Due from NTL Europe, Inc.	73.3	(72.4)	—	0.9

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	11,088.9	—	(3,194.9)	7,894.0
Intangible assets, net	395.3	—	868.4	1,263.7
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	653.3	653.3
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	($120.7)	($1,673.2)	$11,247.5

Liabilities and shareholders’ equity (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$385.8	$0.7	$—	$386.5
Accrued expenses and other	780.5	6.6	(32.7)	754.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	359.8	—	—	359.8
Due to NTL Europe, Inc.	236.1	(234.6)	—	1.5
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	94.4	—	68.5	162.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders’ (deficiency) equity
Common stock — old	—	—	—	—
Common stock — new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss)	(653.6)	0.4	653.2	—
(Deficit) retained earnings	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders’ (deficiency) equity	$13,041.4	($120.7)	($1,673.2)	$11,247.5

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note B — Reorganization and Emergence from Chapter 11 (continued)

Pro Forma Results of Operations

The unaudited condensed consolidated pro forma results of operations for the nine months ended September 30, 2002 assuming the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002 follows (in millions, except per share data). The pro forma results of operations are not necessarily indicative of the results that would have occurred had the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002, or that might occur in the future.

Nine months
ended
September 30,
2002

Total revenue	$2,426.0
Net (loss)	($956.2)
Net (loss) per share	($18.93)

Note C — Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note C — Recent Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard has not had a significant impact on the results of operations, financial condition or cash flows of the Company.

Note D — Fixed Assets

Fixed assets consist of:

		September 30,	December 31,
		2003	2002

	Estimated	Reorganized	Predecessor
	Useful Life	Company	Company

		(unaudited)
		(in millions)
Operating equipment	5-30 years	$7,548.7	$13,659.9
Other equipment	5-30 years	736.5	1,295.6
Construction in progress		215.0	1,027.8

		8,500.2	15,983.3
Accumulated depreciation		(899.3)	(4,894.4)

		$7,600.9	$11,088.9

The change in fixed assets is primarily the result of the $3,194.9 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

Note E — Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Intangible assets not subject to amortization:
License acquisition costs	$—	$23.6
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of $155.1 (2003) and $121.0 (2002)	1,149.8	41.1

	$1,149.8	$64.7

The change in intangible assets is primarily the result of the $1,222.6 million increase in the carrying value of customer lists and the $23.6 million decrease in the carrying value of license acquisition costs upon the adoption of fresh-start reporting as of January 1, 2003.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note E — Intangible Assets (continued)

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: $206.7 million in 2003, $206.7 million in 2004, $206.7 million in 2005, $205.1 million in 2006 and $204.1 million in 2007.

The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the nine months ended September 30, 2003 is as follows (in millions):

Reorganization value in excess of amounts allocable to identifiable assets — January 1, 2003	$653.3
Foreign currency exchange translation adjustments	21.4
Adjustment to deferred tax accounts	(140.4)

Reorganization value in excess of amounts allocable to identifiable assets — September 30, 2003	$534.3

The decrease in reorganization value in excess of amounts allocable to identifiable assets during the nine months ended September 30, 2003 includes a tax benefit of approximately $140.4 million that is primarily attributable to the use of tax losses on amended UK tax returns for 1997 through 1999. The deferred tax asset attributable to these tax losses had previously been offset by a valuation allowance.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note F — Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(Unaudited)
	(In millions)
Accounts payable	$—	$0.6
Interest payable	—	316.8
Due to NTL Europe, Inc.	—	25.2
Accrued expenses	—	1.0
Long-term debt:
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	—	277.8
11 1/2% Senior Deferred Coupon Notes	—	1,050.0
10% Senior Notes	—	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	—	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	—	439.2
9 3/4% Senior Deferred Coupon Notes	—	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	—	441.6
11 1/2% Senior Notes	—	625.0
12 3/8% Senior Deferred Coupon Notes	—	380.6
7% Convertible Subordinated Notes	—	489.8
9 1/4% Senior Euro Notes	—	262.1
9 7/8% Senior Euro Notes	—	367.0
11 1/2% Senior Deferred Coupon Euro Notes	—	166.1
11 7/8% Senior Notes, less unamortized discount	—	491.7
12 3/8% Senior Euro Notes, plus unamortized premium	—	315.3
6 3/4% Convertible Senior Notes	—	1,150.0
Diamond Cable:
13 1/4% Senior Discount Notes	—	285.1
11 3/4% Senior Discount Notes	—	531.0
10 3/4% Senior Discount Notes	—	420.5
Diamond Holdings:
10% Senior Sterling Notes	—	217.3
9 1/8% Senior Notes	—	110.0

	$—	$10,157.8

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

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note G — Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
NTL Incorporated:
19% Senior Secured Notes, less unamortized discount of $9.4 (2003)	$543.9	$—
Communications Cable Funding Corp.:
DIP Facility	—	229.0
NTL Communications Limited and subsidiaries:
Senior Credit Facility	4,628.3	4,482.1
Working Capital Credit Facility	678.6	657.1
Other	64.3	63.2
NTL Triangle:
11.2% Senior Discount Debentures, less unamortized discount of $122.7 (2003)	394.6	517.3
Other	2.9	3.6
Diamond:
10% Senior Sterling Notes, less unamortized discount of $38.3 (2003)	186.1	—
9 1/8% Senior Notes, less unamortized discount of $28.1 (2003)	81.8	—
Other	3.0	3.1

	6,583.5	5,955.4
Less: current portion	(2.4)	(5,955.4)

	$6,581.1	$—

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal amount at maturity of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes are due on January 1, 2010. The Exit Notes are redeemable at the Company’s option after January 10, 2003. Interest on the Exit Notes is payable in cash semiannually from July 1, 2003; with respect to the interest payment of $50.4 million, which was due on July 1, 2003, the Company elected to pay the interest through the issuance of additional “pay-in-kind” notes. The Company issued $56.1 million aggregate principal amount at maturity of Exit Notes with primarily the same terms as the original Exit Notes for the interest payment. With respect to the interest payments due on January 1, 2004 and July 1, 2004, the Company may make a similar election to pay any portion of the interest in cash or by issuance of additional notes based on its Available Cash, as defined.

On November 4, 2003, the Company commenced a rights offering. The Company expects to use a portion of the net proceeds from the rights offering to repay in full all obligations due under the Exit Notes and, together with cash on hand, its working capital credit facility. See “Note N — Subsequent Events.”

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note G — Long-Term Debt (continued)

The effective interest rates on the Company’s variable interest rate debt were as follows:

	September 30,	December 31,
	2003	2002

NTL Communications Limited and subsidiaries:
Senior credit Facility	7.55%	6.26%
Term Facility	9.05%	7.76%
Working Capital Credit Facility	12.55%	11.76%

Note H — Other Charges

Other charges of $28.0 million in the nine months ended September 30, 2003 were restructuring charges primarily for employee severance and related costs. These costs were incurred for approximately 880 employees, approximately 665 of who were terminated by September 30, 2003.

The Company recorded restructuring charges in the fourth quarter of 2002 as a result of actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 740 employees to be terminated, all of whom were terminated by June 30, 2003.

The following table summarizes the restructuring charges incurred and utilized since December 31, 2002:

	Employee
	Severance
	and Related	Lease Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)
Balance, December 31, 2002	$19.6	$78.7	$1.2	$1.5	$101.0
Foreign currency exchange translation adjustments	1.5	8.1	0.1	—	9.7
Released	(7.6)	(0.4)	—	(0.3)	(8.3)
Charged to expense	36.0	—	0.3	—	36.3
Utilized	(46.2)	(12.4)	—	(0.9)	(59.5)

Balance, September 30, 2003	$3.3	$74.0	$1.6	$0.3	$79.2

Other charges of $319.9 million in the nine months ended September 30, 2002 include non-cash charges of $287.7 million for allowances for uncollectible receivables from NTL Europe, Inc and certain of its subsidiaries, asset impairment charges of $26.6 million and restructuring charges of $5.6 million. Asset impairment charges of $26.6 million are non-cash charges to write down certain fixed assets to their estimated fair values based on an assessment that the carrying value was not recoverable. Restructuring charges of $5.6 million were primarily for severance and related costs.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note I — Related Party Transactions

The Company’s former President – Chief Executive Officer is also the Chairman of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). Until the Company’s emergence from Chapter 11 reorganization, the Company provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing service to ATX were charged to ATX by the Company based on an agreed upon allocation of their time spent providing services to ATX.

Amounts charged to ATX by the Company consisted of direct costs allocated to ATX where identifiable and a percentage of the portion of the Company’s corporate overhead which cannot be specifically allocated to the Company. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management, at the time the allocations were made, this allocation method is reasonable. For the nine months ended September 30, 2003 and 2002, the Company charged ATX $32,000 and $288,000, respectively, which reduced the Company’s selling, general and administrative expenses.

The Company licenses software called Accelerator and Rater from ATX on a perpetual irrevocable royalty-free basis. Accelerator allows the Company’s customers to order services from the Company online. Rater is used to rate, extract and report on various services provided by the Company, including telephone calls and pay-per-view events. ATX bills the Company for the support, maintenance and development of Accelerator and Rater that the Company receives from ATX. ATX billed the Company $2.1 million and $2.2 million in the nine months ended September 30, 2003 and 2002, respectively for these services.

At September 30, 2003 and December 31, 2002, the Company had a receivable from ATX of $2.5 million and $2.5 million, respectively.

Note J — Comprehensive Loss

The Company’s comprehensive loss for the three months ended September 30, 2003 and 2002 was $176.9 million and $462.0 million, respectively. The Company’s comprehensive loss for the nine months ended September 30, 2003 and 2002 was $621.0 million and $1,159.1 million, respectively.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note K — Commitments and Contingent Liabilities

At September 30, 2003, the Company was committed to pay $296.0 million for equipment and services and for investments in and loans to affiliates. This amount includes $148.8 million for operations and maintenance contracts and other commitments from October 1, 2004 to 2006. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ending September 30:

2004	$147.2
2005	71.5
2006	77.3
2007	—
2008	—

$296.0

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

The following condensed consolidating financial statements of the Company as of September 30, 2003 and December 31, 2002, for January 1, 2003 and for the three and nine months ended September 30, 2003 and 2002 are provided pursuant to Article 3-10(c) of Regulation S-X.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	Three months ended September 30, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of operations	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Revenue	$—	$—	$—	$894.1	$—	$894.1
Costs and expenses
Operating costs (exclusive of depreciation shown below)	—	—	(0.2)	(359.2)	—	(359.4)
Selling, general and administrative expenses	(6.7)	—	(0.2)	(203.7)	0.2	(210.4)
Other charges	(2.2)	—	—	(2.0)	—	(4.2)
Depreciation	—	—	—	(296.5)	—	(296.5)
Amortization	—	—	—	(50.2)	—	(50.2)

	(8.9)	—	(0.4)	(911.6)	0.2	(920.7)

Operating (loss)	(8.9)	—	(0.4)	(17.5)	0.2	(26.6)
Other income (expense)
Interest income and other, net	0.4	1.1	0.7	5.1	(2.1)	5.2
Interest expense	(30.8)	(3.2)	(0.9)	(161.2)	7.2	(188.9)
Recapitalization items, net	—	—	—	—	—	—
Share of (losses) from equity investments	(151.5)	—	—	—	151.5	—
Foreign currency transaction gains (losses)	(0.1)	—	1.2	3.0	(0.7)	3.4

(Loss) income before income taxes	(190.9)	(2.1)	0.6	(170.6)	156.1	(206.9)
Income tax benefit	2.0	—	—	16.0	—	18.0

Net (loss) income	($188.9)	($2.1)	$0.6	($154.6)	$156.1	($188.9)

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	Three months ended September 30, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of operations	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Revenue	$—	$—	$—	$830.3	$—	$830.3
Costs and expenses
Operating costs (exclusive of depreciation shown below)	—	—	—	(383.6)	—	(383.6)
Selling, general and administrative expenses	(2.3)	—	(0.3)	(190.6)	0.1	(193.1)
Other charges	(152.3)	—	—	(163.9)	—	(316.2)
Depreciation	(0.2)	—	—	(385.4)	—	(385.6)
Amortization	(6.5)	—	—	(10.0)	—	(16.5)

	(161.3)	—	(0.3)	(1,133.5)	0.1	(1,295.0)

Operating (loss)	(161.3)	—	(0.3)	(303.2)	0.1	(464.7)
Other income (expense)
Interest income and other, net	0.1	0.2	1.4	3.5	(3.6)	1.6
Interest expense	(0.2)	(12.9)	(1.1)	(319.4)	232.7	(100.9)
Recapitalization items, net	(17.4)	0.7	—	(15.9)	—	(32.6)
Share of (losses) from equity investments	(357.3)	—	(3.5)	—	357.3	(3.5)
Foreign currency transaction gains (losses)	(32.7)	—	0.3	54.8	(0.3)	22.1

(Loss) income before income taxes	(568.8)	(12.0)	(3.2)	(580.2)	586.2	(578.0)
Income tax benefit	1.2	—	—	9.2	—	10.4

Net (loss) income	($567.6)	($12.0)	($3.2)	($571.0)	$586.2	($567.6)

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	Nine months ended September 30, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of operations	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Revenue	$—	$—	$—	$2,662.5	$—	$2,662.5
Costs and expenses
Operating costs (exclusive of depreciation shown below)	—	—	(0.6)	(1,156.6)	—	(1,157.2)
Selling, general and administrative expenses	(23.2)	1.1	(0.2)	(626.8)	0.2	(648.9)
Other charges	(11.0)	—	—	(17.0)	—	(28.0)
Depreciation	—	—	—	(871.6)	—	(871.6)
Amortization	—	—	—	(150.4)	—	(150.4)

	(34.2)	1.1	(0.8)	(2,822.4)	0.2	(2,856.1)

Operating (loss) income	(34.2)	1.1	(0.8)	(159.9)	0.2	(193.6)
Other income (expense)
Interest income and other, net	1.5	2.1	3.4	9.7	(5.6)	11.1
Interest expense	(83.6)	(8.7)	(2.8)	(521.6)	64.4	(552.3)
Recapitalization items, net	—	—	—	—	—	—
Share of (losses) from equity investments	(598.6)	—	(1.5)	—	598.6	(1.5)
Foreign currency transaction gains (losses)	0.7	—	0.8	20.2	(0.7)	21.0

(Loss) income before income taxes	(714.2)	(5.5)	(0.9)	(651.6)	656.9	(715.3)
Income tax (expense) benefit	(11.9)	—	—	1.1	—	(10.8)

Net (loss) income	($726.1)	($5.5)	($0.9)	($650.5)	$656.9	($726.1)

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	January 1, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of operations	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Gain on debt discharge	$7,322.8	$—	$—	$1,128.8	$—	$8,451.6
Fresh start adoption — intangible assets	—	—	—	1,521.7	—	1,521.7
Fresh start adoption — long-term debt	—	—	—	221.3	—	221.3
Fresh start adoption — deferred tax liability	—	—	—	(68.6)	—	(68.6)
Fresh start adoption — accrued expenses	—	—	—	(120.4)	—	(120.4)
Fresh start adoption — fixed assets	(0.8)	—	—	(3,194.1)	—	(3,194.9)
Recapitalization items, net	(8.0)	—	—	—	—	(8.0)
Share of (losses) from equity investments	(511.3)	—	—	—	511.3	—

Net income (loss)	$6,802.7	$—	$—	($511.3)	$511.3	$6,802.7

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	Nine months ended September 30, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of operations	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Revenue	$—	$—	$—	$2,426.0	$—	$2,426.0
Costs and expenses
Operating costs (exclusive of depreciation shown below)	—	—	(0.6)	(1,128.1)	—	(1,128.7)
Selling, general and administrative expenses	(12.0)	—	(0.2)	(567.2)	0.2	(579.2)
Other charges	(152.3)	—	—	(167.6)	—	(319.9)
Depreciation	(0.4)	—	—	(1,049.6)	—	(1,050.0)
Amortization	(19.6)	—	—	(27.3)	—	(46.9)

	(184.3)	—	(0.8)	(2,939.8)	0.2	(3,124.7)

Operating (loss)	(184.3)	—	(0.8)	(513.8)	0.2	(698.7)
Other income (expense)
Interest income and other, net	9.1	0.2	3.6	10.3	(3.5)	19.7
Interest expense	(280.0)	(12.9)	(3.3)	(593.5)	237.4	(652.3)
Recapitalization items, net	(47.6)	0.7	—	(48.9)	—	(95.8)
Share of (losses) from equity investments	(753.7)	—	(3.0)	—	753.7	(3.0)
Foreign currency transaction gains (losses)	(189.2)	—	0.6	141.8	(0.6)	(47.4)

(Loss) income before income taxes	(1,445.7)	(12.0)	(2.9)	(1,004.1)	987.2	(1,477.5)
Income tax benefit	1.2	—	—	31.8	—	33.0

Net (loss) income	($1,444.5)	($12.0)	($2.9)	($972.3)	$987.2	($1,444.5)

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	September 30, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Current assets	$145.9	$271.2	$6.0	$990.3	($269.5)	$1,143.9
Investments in and loans to affiliates, net	2,759.0	2,913.7	3.7	—	(5,672.7)	3.7
Fixed and non-current assets	—	—	102.2	9,438.2	(102.0)	9,438.4

Total assets	$2,904.9	$3,184.9	$111.9	$10,428.5	($6,044.2)	$10,586.0

Current liabilities	$49.5	$4.0	$—	$1,487.6	($0.7)	$1,540.4
Non-current liabilities	543.9	2,678.2	135.1	9,133.4	(5,756.5)	6,734.1
Liabilities subject to compromise	—	—	—	—	—	—
Shareholders’ equity (deficiency)	2,311.5	502.7	(23.2)	(192.5)	(287.0)	2,311.5

Total liabilities and shareholders’ equity (deficiency)	$2,904.9	$3,184.9	$111.9	$10,428.5	($6,044.2)	$10,586.0

	December 31, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Balance Sheet	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(in millions)
Current assets	$47.4	$454.3	$2.5	$1,033.7	($367.2)	$1,170.7
Investments in and loans to affiliates, net	3,413.9	18,645.8	8.4	—	(22,059.7)	8.4
Fixed and non-current assets	128.7	162.8	102.2	11,570.6	(102.0)	11,862.3

Total assets	$3,590.0	$19,262.9	$113.1	$12,604.3	($22,528.9)	$13,041.4

Current liabilities	$245.8	$122.6	$0.4	$7,594.4	$2.1	$7,965.3
Non-current liabilities	—	2,784.3	135.2	7,053.4	(9,878.5)	94.4
Liabilities subject to compromise	8,520.3	—	—	1,637.5	—	10,157.8
Shareholders’ equity (deficiency)	(5,176.1)	16,356.0	(22.5)	(3,681.0)	(12,652.5)	(5,176.1)

Total liabilities and shareholders’ equity (deficiency)	$3,590.0	$19,262.9	$113.1	$12,604.3	($22,528.9)	$13,041.4

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	Nine months ended September 30, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of cash flows	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Net cash (used in) provided by operating activities	($96.3)	($0.7)	($3.3)	$434.8	($66.6)	$267.9
Net cash (used in) provided by investing activities	(61.6)	2.1	3.4	(457.5)	66.6	(447.0)
Net cash (used in) provided by financing activities	—	—	—	(7.0)	—	(7.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	14.8	—	14.8

(Decrease) increase in cash and cash equivalents	(157.9)	1.4	0.1	(14.9)	—	(171.3)
Cash and cash equivalents at beginning of period	295.2	3.3	0.2	342.0	—	640.7

Cash and cash equivalents at end of period	$137.3	$4.7	$0.3	$327.1	$—	$469.4

	January 1, 2003

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of cash flows	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Net cash (used in) provided by operating activities	($69.7)	$49.6	$—	$—	($26.8)	($46.9)
Net cash (used in) provided by investing activities	(171.3)	162.8	—	—	171.3	162.8
Net cash provided by (used in) financing activities	500.0	(229.0)	—	(103.7)	(144.5)	22.8

Increase (decrease) in cash and cash equivalents	259.0	(16.6)	—	(103.7)	—	138.7
Cash and cash equivalents at beginning of period	36.2	19.9	0.2	445.7	—	502.0

Cash and cash equivalents at end of period	$295.2	$3.3	$0.2	$342.0	$—	$640.7

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L — Condensed Consolidating Financial Statements of NTL Incorporated (continued)

	Nine months ended September 30, 2002

		Communications		All		Consolidated
	NTL	Cable	Other	Other		NTL
Statement of cash flows	Incorporated	Funding	Guarantors	Subsidiaries	Adjustments	Incorporated

	(unaudited) (in millions)
Net cash (used in) provided by operating activities	($108.2)	($16.3)	$5.2	$151.7	$68.3	$100.7
Net cash provided by (used in) investing activities	64.4	(182.7)	(5.1)	(509.1)	(68.2)	(700.7)
Net cash provided by (used in) financing activities	3.9	216.4	—	573.1	(0.1)	793.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	27.3	—	27.3

(Decrease) increase in cash and cash equivalents	(39.9)	17.4	0.1	243.0	—	220.6
Cash and cash equivalents at beginning of period	78.5	—	0.1	172.5	—	251.1

Cash and cash equivalents at end of period	$38.6	$17.4	$0.2	$415.5	$—	$471.7

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note M — Segment Data

The Company implemented a reorganization of certain of its business divisions in 2003. The associated changes included moving its wholesale Internet business unit from ntl: business to ntl: home, its public safety business unit from ntl: business to ntl: broadcast and the creation of ntl: carriers by merging its carriers business unit with its mobile business unit and removing both from ntl: business. These changes better align the expertise in the divisions with the needs of the Company’s customers. In addition, the allocation of certain costs from Shared Services to the various divisions and the allocation of costs between ntl: home and ntl: business have changed. Finally, ntl: Ireland is a separate division for financial reporting purposes effective January 1, 2003. Amounts in prior periods have been reclassified to conform to the current presentation.

As a result, the Company has six reportable segments:

•	ntl: home, which provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to ISPs in the UK;

•	ntl: business, which provides data, voice and Internet services to large businesses, public sector organizations and SMEs located near the Company’s existing residential broadband network in the UK;

•	ntl: broadcast, which provides digital and analog television and radio broadcast transmission services, network management, tower site rental and satellite and media services, as well as radio communications to public safety sector organizations in the UK;

•	ntl: carriers, which provides national and international communications transport services to communications companies in the UK and the Republic of Ireland;

•	ntl: Ireland, which provides primarily cable television services, as well as telephone and Internet services, to residential customers and television, data, voice and Internet services to business customers in the Republic of Ireland; and

•	Shared services, which includes ntl: networks and other services like finance, IT and human resources. ntl: networks manages the Company’s UK national network.

The Company’s primary measure of profit or loss for each reportable segment is segment profit (loss), and is defined below. The Company considers this measure an important indicator of the operational strength and performance of its reportable segments and of the trends affecting its segments. This measure excludes the impact of costs and expenses that do not directly affect cash flows such as depreciation, amortization and share of income (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from this measure such as interest income and expense, and gains or losses on foreign currency transactions, rather than allocating these costs and expenses to multiple reportable segments. Segment profit (loss) also excludes the impact on the Company’s results of operations of items that it believes are not characteristic of its underlying business operations for the period in which they are recorded. Other charges and recapitalization expenses are excluded from this measure for these reasons, as well as because certain of their components are not directly related to the performance of a single reportable segment. This financial measure and combined segment profit should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. The reconciliation of combined segment profit to net (loss) can be found further below.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note M — Segment Data (continued)

Selected financial information for each reportable segment for the nine months ended September 30, 2003 and 2002 is as follows:

	Revenues		Segment profit/(loss)(1)
	Nine months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited) (in millions)
ntl: home	$1,777.2	$1,584.5	$793.9	$659.6
ntl: business	347.3	351.8	116.0	87.3
ntl: broadcast	316.8	287.2	134.8	128.3
ntl: carriers	134.5	137.3	111.8	113.2
ntl: Ireland	86.7	65.2	29.0	16.7
Shared services	—	—	(329.1)	(287.0)

	$2,662.5	$2,426.0	$856.4	$718.1

	Total assets

	September 30,	December 31,
	2003	2002

	(unaudited)
	(in millions)
ntl: home	$6,736.6	$7,790.0
ntl: business	852.1	3,115.0
ntl: broadcast	1,295.9	551.2
ntl: carriers	787.2	329.1
ntl: Ireland	197.8	206.1
Shared services(2)	716.4	1,050.0

Total(3)	$10,586.0	$13,041.4

(1)	Represents earnings before interest, taxes, depreciation, amortization, other charges, share of (losses) from equity investments, foreign currency transaction gains (losses) and recapitalization expense.

(2)	At September 30, 2003, shared assets included $420.3 million of cash and cash equivalents and $296.1 million of other assets. At December 31, 2002, shared assets included $458.2 million of cash and cash equivalents and $591.8 million of other assets.

(3)	The change in total assets is primarily the result of the $3,194.9 million reduction in the carrying value of fixed assets, net of the $1,521.7 million increase in the carrying value of intangible assets, upon the adoption of fresh-start reporting as of January 1, 2003.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note M — Segment Data (continued)

The reconciliation of combined segment profit to net (loss) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
	(in millions)		(in millions)
Combined segment profit	$324.3	$253.6	$856.4	$718.1
Add (deduct):
Other charges	(4.2)	(316.2)	(28.0)	(319.9)
Depreciation	(296.5)	(385.6)	(871.6)	(1,050.0)
Amortization	(50.2)	(16.5)	(150.4)	(46.9)
Interest income and other, net	5.2	1.6	11.1	19.7
Interest expense	(188.9)	(100.9)	(552.3)	(652.3)
Share of (losses) from equity investments	—	(3.5)	(1.5)	(3.0)
Foreign currency transaction gains (losses)	3.4	22.1	21.0	(47.4)
Recapitalization items, net	—	(32.6)	—	(95.8)
Income tax (expense) benefit	18.0	10.4	(10.8)	33.0

	(513.2)	(821.2)	(1,582.5)	(2,162.6)

Net loss	($188.9)	($567.6)	($726.1)	($1,444.5)

Note N — Subsequent Events

Rights Offering

On November 4, 2003, the Company declared a dividend to stockholders of record of its common stock as of close of business on November 7, 2003, at no charge, of 0.702243 transferable rights for each share of its common stock they hold on the record date. Each right entitles stockholders to purchase one share at a purchase price of $40.00. In addition, in the event all rights are not exercised, holders of rights may purchase additional shares through the exercise of an over subscription privilege. The rights offering period will expire on November 17, 2003.

If all rights are exercised, the Company will issue 35,750,000 shares and receive gross proceeds of $1,430.0 million. The Company expects to use the net proceeds of approximately $1,370.0 million to repay in full all obligations under its Exit Notes and, together with cash on hand, its working capital credit facility. In addition, the net proceeds will be used as inter-company funding to one of its subsidiaries and the balance for general corporate purposes.

Two of the Company’s stockholders, W.R. Huff Asset Management Co., L.L.C. and Franklin Mutual Advisers, have agreed to exercise all of the rights to be distributed to them. These stockholders, or participating purchasers, who owned in the aggregate approximately 21.3% of the Company’s outstanding shares as of September 30, 2003, will purchase 7,626,309 shares as a result of the exercise of their rights. The rights offering is being underwritten by Deutsche Bank Securities Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc. as lead underwriters and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC and UBS Securities LLC as co-managers. The underwriters have committed to purchase up to 28,123,691 of the shares at the same purchase price to be paid by stockholders. The commitments of each of the participating purchasers and of the underwriters are subject to various customary conditions.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note N — Subsequent Events (continued)

Foreign currency forward contract

While the Company does not currently hedge its interest rate or currency fluctuation risks, on November 5, 2003, we entered into a contract for the forward purchase of an aggregate of £400.0 million in pounds sterling (at a price of $671.4 million) at an exchange rate of $1.6785 to £1.00 which comes due on November 21, 2003, the anticipated date of the closing of the rights offering.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On January 10, 2003, we emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the Plan, we reduced our indebtedness significantly and changed our name from NTL Communications Corp. to NTL Incorporated.

We are a leading broadband and communications services company in the UK and the Republic of Ireland based on total residential subscriber numbers. We provide our services to our customers through five divisions.

•	ntl: home provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to ISPs in the UK.

•	ntl: business provides data, voice and Internet services to large businesses, public sector organizations and SMEs located near our existing residential broadband network in the UK.

•	ntl: broadcast provides DTV and ATV and radio broadcast transmission services, network management, tower site rental and satellite and media services as well as radio communications to public safety organizations in the UK.

•	ntl: carriers provides national and international communications transport services to communications companies in the UK and the Republic of Ireland.

•	ntl: Ireland provides primarily cable television services, as well as telephone and Internet services, to residential customers and television, data, voice and Internet services to business customers in the Republic of Ireland.

Our divisions are supported by various central shared services including ntl: networks, which manages our UK national network. Other shared services include finance, IT and human resources.

Our divisional revenues as a percentage of total revenues and segment profit (loss) as a percentage of combined segment profit for the three and nine months ended September 30, 2003 and 2002 are set forth in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
ntl: home	67.0%	65.5%	66.8%	65.3%
ntl: business	12.5	14.4	13.0	14.5
ntl: broadcast	12.2	11.9	11.9	11.8
ntl: carriers	5.1	5.3	5.1	5.7
ntl: Ireland	3.2	2.9	3.2	2.7
Shared services	—	—	—	—

Total revenues	100.0%	100.0%	100.0%	100.0%

Segment profit (loss):
ntl: home	87.6%	92.5%	92.7%	91.8%
ntl: business	13.4	11.0	13.5	12.2
ntl: broadcast	14.0	17.2	15.7	17.9
ntl: carriers	11.9	15.0	13.1	15.8
ntl: Ireland	3.7	2.7	3.4	2.3
Shared services	(30.6)	(38.4)	(38.4)	(40.0)

Combined segment profit	100.0%	100.0%	100.0%	100.0%

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Revenues

The principal sources of revenues within each division are:

•	ntl: home: monthly fees and usage charges for telephone service, cable television service and Internet access as well as fees and charges for wholesale Internet access solutions in the UK;

•	ntl: business: monthly fees and usage charges for inbound and outbound voice, data and Internet services in the UK;

•	ntl: broadcast: charges for site leasing services, television and radio broadcasting and satellite up-linking for program and content distribution in the UK. We also derive revenues from various communications services provided to public safety organizations;

•	ntl: carriers: charges for transmission, fiber and voice services provided to other telecommunications service providers over our national network in the UK and the Republic of Ireland; and

•	ntl: Ireland: charges for cable television services and, to a lesser extent, telephone and Internet services in the Republic of Ireland.

Expenses

The principal components of our operating and selling, general and administrative expenses include:

•	payroll and other employee related costs;

•	interconnection costs paid to other carriers related to telephone services;

•	television programming costs primarily incurred by ntl: home and ntl: Ireland;

•	marketing and selling costs;

•	repairs and maintenance;

•	facility related costs, like rent, utilities and rates; and

•	provisions for bad debt.

Segment Profit (Loss)

Our primary measure of profit or loss for each of our reportable segments is segment profit (loss). Our management, including our chief executive officer who is our chief operating decision maker, considers segment profit (loss) an important indicator of the operational strength and performance of our reportable segments. Segment profit (loss) for each division excludes the impact of costs and expenses that do not directly affect our cash flows or do not directly relate to the operating performance of that division. These costs and expenses include:

•	depreciation;

•	amortization;

•	interest expense;

•	foreign currency transaction gains (losses);

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

•	share of income (losses) from equity investments; and

•	taxation.

Other charges, including restructuring charges, and recapitalization expenses and other losses are also excluded from segment profit (loss) as management believes they are not characteristic of our underlying business operations. Furthermore management believes that some of the components of these charges are not directly related to the performance of a single reportable segment.

We also measure combined segment profit, which represents the combined measure of the segment profit (loss) from each of our reportable segments. Combined segment profit is not a financial measure under GAAP. A discussion relating to use of this measure is set forth below under “— Use of Non-GAAP Financial Measures.”

Segment profit (loss) should be considered in addition to, not as a substitute for, operating profit (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Segment Reorganization. During 2003, we implemented a reorganization of our divisions by moving some operations between divisions. The divisional structure described above represents the results of our realignment. In accordance with generally accepted accounting principles, amounts in prior periods have been reclassified to conform to the current reportable segments reflecting this reorganization.

Factors Affecting Our Business

ntl: home. Our ntl: home division accounts for the majority of our total revenues. The revenues of ntl: home are driven by the number of customers, the number and types of services which each customer uses and the prices we charge for these services. Our segment profit is driven by the relative margins on the types of services we provide to customers. For example, broadband Internet is more profitable than ATV. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. The factors impacting our ntl: home segment include customer churn, average revenue per user, or ARPU, and competition.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Summary customer statistics

Selected customer statistics for ntl: home during the three months ended September 30, 2003, as well as for the prior four quarters are set forth in the table below.

	Three months ended

	September 30,	December 31,	March 31,	June 30,	September 30,
	2002	2002	2003	2003	2003

Total customers(1)	2,667,000	2,686,400	2,713,500	2,753,300	2,809,500
Customer additions	84,000	105,800	116,100	129,300	158,500
Customer disconnects	113,000	108,100	89,000	89,500	102,300
Net customer movement	(29,000)	(2,300)	27,100	39,800	56,200
Churn (annualized)(2)	16.4%	15.9%	13.0%	12.9%	14.4%
Revenue generating units(3)	4,870,900	4,983,900	5,125,300	5,240,700	5,364,100
Television(4)	2,065,300	2,055,300	2,037,700	2,022,800	2,009,700
DTV	1,207,800	1,229,000	1,255,200	1,269,700	1,294,800
Telephone	2,425,000	2,411,500	2,426,700	2,453,700	2,489,800
Broadband	380,600	517,100	660,900	764,200	864,600
Service units	5,528,500	5,454,100	5,561,600	5,666,500	5,785,600
Internet dial-up and DTV access	486,600	470,200	436,300	425,800	421,500
Internet dial-up free use(5)	171,000	0	0	0	0
Average revenue per user(6)	£38.89	£40.03	£40.65	£41.04	£41.43

(1)	Starting in the three months ended December 31, 2002, total customers include master antenna television, or MATV, customers.

(2)	Our customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter.

(3)	Each telephone, television and broadband Internet subscriber directly connected to our network counts as one revenue generating unit, or RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers. The National Cable & Telecommunications Association reporting guidelines for the US cable industry do not recognize dial-up Internet customers as RGUs, although they are revenue generating for us.

(4)	During the three months ended September 30, 2003, in connection with the migration of several billing systems under our billing system integration program, we identified approximately 15,000 “zero-pay” analog TV RGUs which have since been removed from our subscriber reporting tables.

(5)	Service to these free-use customers was discontinued in October 2002.

(6)	Average revenue per user, or ARPU, is calculated on a monthly basis by dividing total revenues generated from the provision of telephone, cable television and Internet services to customers who are directly connected to our network that month, exclusive of VAT, by the average number of customers in that month. ARPU includes former customers of BT Cable and MATV subscribers.

Customer Churn. An increase in our customer churn can lead to increased costs and reduced revenues. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Customer churn is a measure of the number of customers who stop using our services. Our annualized customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, we need to integrate our billing systems and customer databases across our entire network. Although we are in the process of integrating our billing systems and customer databases, there can be no assurance that we will be successful in reaching this goal. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ARPU. ARPU is a measure we use to evaluate how effectively we are realizing potential revenues from customers. ARPU is calculated on a monthly basis by dividing total revenues generated from the provision of telephone, cable television and Internet services to customers who are directly connected to our network in that month, exclusive of value added tax, by the average number of customers in that month. We compute the ARPU for any quarter by averaging the ARPU for each month in that quarter. We believe that our “triple play” offering of telephone service, broadband access to the Internet and DTV will prove attractive to our existing customer base and allow us to increase our ARPU by facilitating the sale of multiple services to each customer.

Competition. Our ability to acquire and retain customers and increase revenues depends on our competitive strength. There is significant competition in our markets through digital satellite offered by BSkyB and digital terrestrial television offered by Freeview, as well as through alternative Internet access services, like DSL, which is offered by BT. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures. Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, will be sufficient for our cash requirements for the twelve months from October 1, 2003 to September 30, 2004. However, our cash requirements after that time may exceed, perhaps significantly, these sources of cash.

Currency Movements. We encounter currency exchange rate risks because substantially all of our revenues and operating expenses are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of September 30, 2003, $1,020.3 million, or 15.5 % of our long-term debt, net of unamortized discount, was in U.S. dollars.

Because the revenues and expenses from our principal operations are denominated primarily in pounds but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations.

Seasonality. Certain revenue streams are subject to seasonal factors. For example, telephone usage revenues in ntl: home and ntl: business tend to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service due to moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of UK house moves occur and students leave their accommodations between school years.

Integration of Billing Systems. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. We have numerous billing systems and customer databases due to the many acquisitions we have made. We expect to substantially complete integrating these systems by late 2004. The total project cost is estimated to be approximately £75 million, or $125 million, of which we incurred approximately £46 million, or $76 million, through September 30, 2003. If the integration is not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenues from our customers which, depending upon on the severity of the failure, could have a material adverse effect on our business.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Three Months Ended September 30, 2003 and 2002

Consolidated Results of Operations

Revenues

For the three months ended September 30, 2003, consolidated revenues increased by 7.7% to $894.1 million from $830.3 million for the same period of 2002. Revenues in UK pounds increased by 3.8% to £555.2 million from £534.7 million during the same period. Revenues in our ntl: home division increased by £21.4 million driven by an increase in broadband Internet services. Revenues in our ntl: broadcast division increased by £4.2 million due primarily to increased revenues from radio communications services to the public safety sector and revenues in ntl: Ireland increased by £2.2 million due primarily to a price increase, increased DTV customers and higher business sector revenues. These increases were offset by a decline in revenues in ntl: business, primarily due to a decrease in the number of customers.

Expenses

Operating Expenses. For the three months ended September 30, 2003, operating expenses, including network expenses, decreased by 6.3% to $359.4 million from $383.6 million for the same period of 2002, and operating expenses in UK pounds decreased 9.3% to £223.1 million from £246.1 million during the same period. Operating expenses as a percentage of revenues declined to 40.2% for the three months ended September 30, 2003 from 46.0% for the same period of 2002. This was primarily a result of decreases in television programming costs due to renegotiated contracts, which included expanded channel line ups in ntl: home; a reduction in amounts previously charged by local authorities in respect of rates payable on our network in ntl: home and ntl: business; and a reduction in port charges previously billed to us following an OFTEL investigation into BT’s pricing formula in ntl: home. In addition our telephone interconnection costs have continued to decline as we more effectively route our outbound telephony traffic in ntl: home, and we have experienced lower costs within our ntl: business division as we continue to focus on a smaller but more profitable customer base. These reductions have been offset to some extent by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, together with higher employee costs.

Selling, general and administrative expenses. For the three months ended September 30, 2003, selling, general and administrative expenses increased by 9.0% to $210.4 million from $193.1 million for the same period of 2002, and expenses in UK pounds increased by 4.7% to £130.7 million from £124.8 million during the same period. Selling, general and administrative expenses as a percentage of revenues increased to 23.5% for the three months ended September 30, 2003 from 23.3% for the same period of 2002. The increase in these expenses was primarily due to the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, offset by savings arising from our successful renegotiation of our IBM contract for outsourced IT services, together with reductions in our levels of bad debts in our ntl: home and ntl: Ireland divisions. Increased employee costs in ntl: home principally within sales and marketing have been offset by reduced employee costs in ntl: business as a result of the substantial organizational restructuring at the end of 2002.

Other Charges

Other charges of $4.2 million for the three months ended September 30, 2003, are comprised of new charges of $8.4 million less releases of $4.2 million in respect of provisions no longer required principally relating to restructuring charges for employee severance and related costs. The new charges were incurred in respect of approximately 370 employees of whom approximately 150 had actually ceased employment by September 30, 2003.

Other charges of $316.2 million for the three months ended September 30, 2002, include provisions of $287.7 million for uncollectible receivables from NTL Europe, Inc. and certain of its subsidiaries, asset impairment charges of $26.6 million and restructuring charges of $1.9 million. The asset impairment charges were non-cash charges to write-down certain fixed assets of our ntl: home segment to their estimated fair values based on our assessment that their carrying value was not recoverable. Restructuring charges of $1.9 million in 2002 included severance and related expenses of $1.6 million and agreement modification costs of $0.3 million.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Depreciation expense

For the three months ended September 30, 2003, depreciation expense decreased to $296.5 million from $385.6 million for the same period of 2002, primarily as a result of the $2,498.0 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003. This decrease in carrying value of fixed assets was due to the adoption of fresh-start reporting, which included a reassessment of the remaining useful lives of these assets.

Amortization expense

For the three months ended September 30, 2003, amortization expense increased to $50.2 million from $16.5 million for the same period of 2002. This increase in amortization expense was as a result of the $1,222.6 million increase in the carrying value of customer lists, which became subject to amortization as of January 1, 2003 due to the adoption of fresh-start reporting.

Interest expense

For the three months ended September 30, 2003, interest expense increased to $188.9 million from $100.9 million for the same period of 2002. This was primarily due to additional borrowings under the Exit notes in January 2003, unfavorable movements in exchange rates increasing the U.S. dollar equivalent of our pound debt interest charges, accretion charges in respect of fresh-start adjustments to the carrying value of our Diamond Holdings and NTL Triangle public notes, together with lower amounts of interest capitalized. In addition, the amendment and restatement of our Senior and Working Capital Credit Facilities in January 2003, amongst other things, increased the rate of interest payable and caused us to amortize certain costs incurred in connection with this amendment.

We paid interest in cash of $221.0 million for the three months ended September 30, 2003 and $178.5 million for the three months ended September 30, 2002.

Recapitalization expense

For the three months ended September 30, 2003, we had no recapitalization expense. For the three months ended September 30, 2002, recapitalization expense was $32.6 million. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. This expense included $9.5 million for employee retention related to substantially all of our UK employees and $23.9 million for financial advisory, legal, accounting and consulting costs and is net of $0.8 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002.

Foreign currency transaction gains (losses)

For the three months ended September 30, 2003, foreign currency transaction gains were $3.4 million as compared with gains of $22.1 million for the same period of 2002. These gains in 2003 were primarily due to the effect of changes in exchange rates on U.S. dollar denominated debt of our subsidiaries Diamond Holdings Limited and NTL Triangle, whose functional currency is not the U.S. dollar. Our results of operations will continue to be affected by foreign currency exchange rate fluctuations.

Income tax benefit

For the three months ended September 30, 2003, income tax benefit was $18.0 million as compared with income tax benefit of $10.4 million for the same period of 2002. The 2003 benefit is composed of $2.4 million in U.S. federal income tax benefit, $0.4 million in U.S. state and local income tax expense and $16.0 million of deferred non-U.S. income tax benefit. None of the 2003 income tax, except a portion of the state and local tax, is expected to be payable in the next year.

Net (loss)

For the three months ended September 30, 2003, net loss was $188.9 million as compared with a net loss of $567.6 million for the same period of 2002 for the reasons described above. This change was primarily a result of the decrease in other charges of $312.0 million, the reduction in depreciation expense of $89.1 million, the increase in interest expense of $88.0 million, and the increase in revenue of $63.8 million.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Net (loss) per share

Basic and diluted net loss per common share in the three months ended September 30, 2003 was $3.73 and in the three months ended September 30, 2002 was $11.24. Basic and diluted net loss per common share in the three months ended September 30, 2002 is computed as if the 50.0 million shares issued in connection with the Plan and the 500,000 shares issued in connection with the issuance of the Exit Notes were outstanding as of January 1, 2002.

Segment profit (loss)

The revenues and segment profit (loss) in dollars and UK pounds as well as segment profit as a percentage of revenues for each of our reportable segments for the three months ended September 30, 2003 and 2002 were as follows:

	Three months ended September 30,

	2003	2002	2003	2002

	(in millions, except for percentage amounts)
Revenues:
ntl: home	$598.7	$543.9	£371.8	£350.4
ntl: business	111.8	119.2	69.4	76.7
ntl: broadcast	108.8	98.5	67.6	63.4
ntl: carriers	45.9	44.5	28.5	28.5
ntl: Ireland	28.9	24.2	17.9	15.7
Shared services	—	—	—	—

Total revenues	$894.1	$830.3	£555.2	£534.7

Segment profit (loss)
ntl: home	$284.1	$234.5	£176.5	£151.5
ntl: business	43.3	28.1	26.9	18.0
ntl: broadcast	45.4	43.7	28.2	28.1
ntl: carriers	38.5	38.1	23.9	24.5
ntl: Ireland	12.2	6.9	7.5	4.5
Shared services	(99.2)	(97.7)	(61.6)	(62.9)

Combined segment profit	$324.3	$253.6	£201.4	£163.7

Segment profit as a percentage of revenues:
ntl: home			47.5%	43.2%
ntl: business			38.8	23.5
ntl: broadcast			41.7	44.3
ntl: carriers			83.9	86.0
ntl: Ireland			41.9	28.7
Shared services			—	—

Combined segment profit as a percentage of revenues			36.3%	30.6%

ntl: home. For the three months ended September 30, 2003, ntl: home revenues increased by 10.1% to $598.7 million from $543.9 million for the same period of 2002, and revenues in UK pounds increased by 6.1% to £371.8 million from £350.4 million during the same period. This was primarily a result of an increase in the number of customers subscribing to our broadband Internet services, increases in the proportion of these customers subscribing to higher bandwidth and therefore higher priced services, together with the impact of price increases for these broadband Internet services and our cable television services. These increases have been partially offset by a reduction of £5.6 million to revenue previously billed by us to our wholesale internet customers in respect of a reduction in port charges billed to us by BT for the period August 2001 to July 2003 following an OFTEL investigation into BT’s pricing formula.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

For the three months ended September 30, 2003, ntl: home segment profit increased by 21.2% to $284.1 million from $234.5 million for the same period of 2002, and segment profit in UK pounds increased by 16.5% to £176.5 million from £151.5 million during the same period. This increase was primarily due to revenue increases together with reductions in our cable television program costs as a result of renegotiated contracts with content providers, which included expanded channel line ups. The increase was also due to a reduction in amounts previously charged by local authorities in respect of rates payable on our network; a reduction in our telephone interconnection costs as we continue to more effectively route our outbound telephony traffic and a reduction in our bad debt charges due to improved collection procedures. In addition the reduction in port charges billed by BT net of the amounts credited to previously billed revenue have benefited segment profit in the three months ended September 30, 2003 by £1.8 million. These reductions have been offset to some extent by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, together with higher employee costs due principally to an increase in the number of sales and marketing employees.

ntl: business. For the three months ended September 30, 2003, ntl: business revenues decreased by 6.2% to $111.8 million from $119.2 million for the same period of 2002, and revenues in UK pounds decreased by 9.5% to £69.4 million from £76.7 million during the same period. This decrease was primarily due to a decrease in the number of customers, major installations and orders. We expect ntl: business revenues to continue to decline at a similar rate for the remainder of 2003 as we continue our strategy of focusing on a smaller but more profitable customer base and selling more of our services to our existing customers. We expect to return our focus towards targeted profitable customer acquisitions in 2004.

For the three months ended September 30, 2003, ntl: business segment profit increased by 54.1% to $43.3 million from $28.1 million for the same period of 2002, and segment profit in UK pounds increased by 49.4% to £26.9 million from £18.0 million during the same period. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl: business at the end of 2002 and during the three months ended June 30, 2003. In addition, ntl: business segment profit increased due to the impact of further operational efficiencies and cost cutting, a reduction in amounts previously charged by local authorities in respect of rates payable on our network, and the reduction in amounts charged by BT in respect of partial private circuits. These reductions have been offset to some extent by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized.

ntl: broadcast. For the three months ended September 30, 2003, ntl: broadcast revenues increased by 10.5% to $108.8 million from $98.5 million for the same period of 2002, and revenues in UK pounds increased by 6.6% to £67.6 million from £63.4 million during the same period. This was primarily a result of increased revenues from delivery of radio communications services to the public safety sector. These arose principally from managed service contracts with six UK county police forces for the migration to digital from analog communication systems together with the supply of radio equipment and associated project and technical labor to the Metropolitan Police. We also generated additional revenues from the continued rollout of digital radio services and increases in site sharing. These increases were partially offset by a reduction in installation services revenues from mobile operators in respect of the rollout of cellular networks.

For the three months ended September 30, 2003, ntl: broadcast segment profit increased by 3.9% to $45.4 million from $43.7 million for the same period of 2002, and segment profit in UK pounds increased slightly to £28.2 million from £28.1 million during the same period. This was primarily as a result of the increased revenues, together with savings in employee costs following the reorganization of certain activities within the broadcast services and public safety business units. These were offset by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized.

ntl: carriers. For the three months ended September 30, 2003, ntl: carriers revenues increased by 3.1% to $45.9 million from $44.5 million for the same period of 2002, and revenues in UK pounds remained constant at £28.5 million for both periods. Excess capacity in the carriers market has adversely affected pricing during 2003 and hampered our ability to obtain new business and retain existing business. In addition, during the three months ended September 30, 2002, ntl: carriers was able to recognize some revenues, which had previously been deferred, as a result of the insolvency of certain customers which released us from our obligations under our contracts with them. Increased revenues from mobile telecommunications operators have offset the resulting decline in revenues from carrier services.

For the three months ended September 30, 2003, ntl: carriers segment profit increased by 1.0% to $38.5 million from $38.1 million for the same period of 2002, and segment profit in UK pounds decreased by 2.4% to £23.9 million from £24.5 million during the same period. This was primarily due to the decline in the carrier revenues, partially offset by growth in the mobile market.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ntl: Ireland. For the three months ended September 30, 2003, ntl: Ireland revenues increased by 19.4% to $28.9 million from $24.2 million for the same period of 2002, revenues in UK pounds increased 14.0% to £17.9 million from £15.7 million during the same period, and revenues in euros increased by 3.6% to €25.6 million from €24.7 million during the same period. The primary reasons for the increase were increased sales of premium services, including digital television, to existing customers, a price increase that became effective in January 2003, and an increase in business sector revenues. These increases were partly offset by a reduction in revenues resulting from the involuntary disconnection of some of our customers in connection with our more rigorous credit policy. This policy has now been fully implemented.

For the three months ended September 30, 2003, ntl: Ireland segment profit increased by 76.8% to $12.2 million from $6.9 million for the same period of 2002, segment profit in UK pounds increased by 66.7% to £7.5 million from £4.5 million during the same period, and segment profit in euros increased by 52.1% to €10.8 million from €7.1 million for the same period of 2002. This was primarily due to revenue growth together with a reduction in our bad debt charge as a result of our more rigorous credit policy. In addition during the three months ended September 30, 2003, we renegotiated an agreement with a supplier which resulted in a reduction in charges of €1.5 million. We also successfully renegotiated our contract with IBM for outsourced IT services, resulting in a reduction of rates previously charged of €1.5 million.

ntl: shared services. For the three months ended September 30, 2003, ntl: shared services segment loss increased by 1.5% to $99.2 million from $97.7 million for the same period of 2002, and segment loss in UK pounds decreased by 2.1% to £61.6 million from £62.9 million. This is primarily due to the renegotiation of our contract with IBM for outsourced IT services which, amongst other things, resulted in a benefit to segment loss of £6.5 million in the three months ended September 30, 2003 principally due to a reduction in rates previously charged in 2003. Of this benefit approximately £5.8 million related to the six months ended June 30, 2003. We anticipate that our ongoing fixed annual service charge under this contract will be reduced by approximately £4.6 million per quarter. This decrease was partly offset by the expensing of costs that are no longer applicable to capital activities, and therefore are no longer capitalized. In addition, the annual actuarial valuation of our pension plans during the fourth quarter of 2002 caused us to increase our pension fund charges for the three months ended September 30, 2003 compared to the same period of 2002.

Nine Months Ended September 30, 2003 and 2002

Consolidated Results of Operations

Revenues

For the nine months ended September 30, 2003, consolidated revenues increased by 9.7% to $2,662.5 million from $2,426.0 million for the same period of 2002. Revenues in UK pounds increased by 0.8% to £1,653.0 million from £1,639.8 million during the same period. Revenues in our ntl: home division increased by £32.4 million driven by an increase in broadband Internet services and revenues in ntl: Ireland increased by £9.7 million due primarily to a price increase, an increase in DTV customers and higher business sector revenues. These increases were offset by a decline in revenues in ntl: business of £22.2 million, primarily due to a decrease in the number of customers, and in ntl: carriers of £9.3 million, primarily due to the continued downturn in the market for wholesale telecommunications services.

Expenses

Operating Expenses. For the nine months ended September 30, 2003, operating expenses, including network expenses, increased by 2.5% to $1,157.2 million from $1,128.7 million for the same period of 2002, and operating expenses in UK pounds decreased 5.8% to £718.4 million from £762.9 million during the same period. Operating expenses as a percentage of revenues declined to 43.5% for the first nine months of 2003 from 46.5% for the same period of 2002. This was primarily a result of decreases in television programming costs due to renegotiated contracts, which included expanded channel line ups, and decreases in telephone interconnection costs as a result of our effort to more effectively route our outbound traffic, in our ntl: home division. In addition, we have experienced lower costs within our ntl: business division as we continue to focus on a smaller but more profitable customer base. We have also benefited from a reduction in charges from local authorities in respect of rates payable on our network in ntl: home and ntl: business; and a reduction in port charges previously billed to us following an OFTEL investigation into BT’s pricing formula in ntl: home. These reductions have been partly offset by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, together with higher employee costs due principally to increased headcount.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Selling, general and administrative expenses. For the nine months ended September 30, 2003, selling, general and administrative expenses increased by 12.0% to $648.9 million from $579.2 million for the same period of 2002, and expenses in UK pounds increased by 2.9% to £402.9 million from £391.5 million during the same period. Selling, general and administrative expenses as a percentage of revenues increased to 24.4% for the first nine months of 2003 from 23.9% for the same period of 2002. The increase in these expenses was primarily due to the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, together with an increase in marketing and selling costs principally within ntl: home, which were curtailed during the nine months ended September 30, 2002 as a result of our Chapter 11 reorganization. These increases have been offset by savings arising from our successful renegotiation of our IBM contract for outsourced IT services, together with reductions in our levels of bad debts in ntl: home and reduced employee costs in ntl: business as a result of the substantial organizational restructuring at the end of 2002.

Other Charges

Other charges of $28.0 million for the nine months ended September 30, 2003, are comprised of new charges of $36.3 million less releases of $8.3 million in respect of provisions no longer required principally relating to restructuring charges for employee severance and related costs. The net charges were incurred in respect of approximately 880 employees who were made redundant or terminated in the nine months ended September 30, 2003, approximately 665 of whom actually ceased employment by September 30, 2003.

Other charges of $319.9 million for the nine months ended September 30, 2002, include provisions of $287.7 million for uncollectible receivables from NTL Europe, Inc. and certain of its subsidiaries, asset impairment charges of $26.6 million and restructuring charges of $5.6 million. The asset impairment charges were non-cash charges to write-down certain fixed assets of our ntl: home segment to their estimated fair values based on our assessment that their carrying value was not recoverable. Restructuring charges of $5.6 million in 2002 included severance and related expenses of $4.2 million, agreement modification costs of $0.3 million, and costs of $1.1 million to shutdown a non-critical operation in the UK.

The following table summarizes the restructuring charges incurred and utilized since December 31, 2002:

	Employee
	severance
	and related	Lease exit
	costs	costs	Other	Total

	(in millions)
Balance, December 31, 2002	$19.6	$78.7	$2.7	$101.0
Foreign currency exchange translation adjustments	1.5	8.1	0.1	9.7
Released	(7.6)	(0.4)	(0.3)	(8.3)
Charged to expense	36.0	—	0.3	36.3
Utilized	(46.2)	(12.4)	(0.9)	(59.5)

Balance, September 30, 2003	$3.3	$74.0	$1.9	$79.2

Depreciation expense

For the nine months ended September 30, 2003, depreciation expense decreased to $871.6 million from $1,050.0 million for the same period of 2002, primarily as a result of the $2,498.0 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003. This decrease in carrying value of fixed assets was due to the adoption of fresh-start reporting, which included a reassessment of the remaining useful lives of these assets.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Amortization expense

For the nine months ended September 30, 2003, amortization expense increased to $150.4 million from $46.9 million for the same period of 2002. This increase in amortization expense was as a result of the $1,222.6 million increase in the carrying value of customer lists, which became subject to amortization as of January 1, 2003 due to the adoption of fresh-start reporting.

Interest expense

For the nine months ended September 30, 2003, interest expense decreased to $552.3 million from $652.3 million for the same period of 2002, primarily as a result of the cancellation of $9,486.9 million of debt on January 10, 2003 in connection with our emergence from Chapter 11 reorganization. Pursuant to SOP 90-7, in the period from May 8, 2002 to September 30, 2002, interest expense was included in the results of operations only to the extent that it would be paid during the bankruptcy proceeding or that it was probable that it would be an allowed priority, secured or unsecured claim. Therefore, interest expense in the nine months ended September 30, 2002 excluded $389.5 million of contractual interest. This reduction was partly offset by interest on the additional borrowings under the Exit Notes in January 2003, unfavorable movements in exchange rates increasing the U.S. dollar equivalent of our pound debt interest, accretion charges in respect of fresh-start adjustments to the carrying value of our Diamond Holdings and NTL Triangle public notes, together with lower amounts of interest capitalized. In addition, the amendment and restatement of our Senior and Working Capital Credit Facilities in January 2003, amongst other things, increased the rate of interest payable and caused us to amortize certain costs incurred in connection with this amendment.

We paid interest in cash of $471.7 million for the nine months ended September 30, 2003 and $413.7 million for the nine months ended September 30, 2002.

Recapitalization expense

For the nine months ended September 30, 2003, we had no recapitalization expense. For the nine months ended September 30, 2002, recapitalization expense was $95.8 million. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. This expense included $28.3 million for employee retention related to substantially all of our UK employees and $68.4 million for financial advisory, legal, accounting and consulting costs and is net of $0.9 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002.

Foreign currency transaction gains (losses)

For the nine months ended September 30, 2003, foreign currency transaction gains were $21.0 million as compared with losses of $47.4 million for the same period of 2002. These gains in 2003 were primarily due to the effect of changes in exchange rates on U.S. dollar denominated debt of our subsidiaries Diamond Holdings Limited and NTL Triangle, whose functional currency is not the U.S. dollar. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax benefit (expense)

For the nine months ended September 30, 2003, income tax expense was $10.8 million as compared with income tax benefit of $33.0 million for the same period of 2002. The 2003 expense is composed of $10.4 million in U.S. federal income tax expense and $1.5 million in U.S. state and local income tax expense less $1.1 million of deferred non-U.S. income tax benefit. None of the 2003 income tax, except a portion of the state and local tax, is expected to be payable in the next year.

Net (loss)

For the nine months ended September 30, 2003, net loss was $726.1 million as compared with a net loss of $1,444.5 million for the same period of 2002 for the reasons described above. This change was primarily a result of the decrease in other charges of $291.9 million, the increase in revenue of $236.5 million and the reduction in depreciation expense of $178.4 million.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Net (loss) per share

Basic and diluted net loss per common share in the nine months ended September 30, 2003 was $14.38 and in the nine months ended September 30, 2002 was $28.60. Basic and diluted net loss per common share in the nine months ended September 30, 2002 is computed as if the 50.0 million shares issued in connection with the Plan and the 500,000 shares issued in connection with the issuance of the Exit Notes were outstanding as of January 1, 2002.

Segment profit (loss)

     The revenues and segment profit (loss) in dollars and UK pounds as well as segment profit as a percentage of revenues for each of our reportable segments for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine months ended September 30,

	2003	2002	2003	2002

	(in millions, except for percentage amounts)
Revenues:
ntl: home	$1,777.2	$1,584.5	£1,103.4	£1,071.0
ntl: business	347.3	351.8	215.6	237.8
ntl: broadcast	316.8	287.2	196.7	194.1
ntl: carriers	134.5	137.3	83.5	92.8
ntl: Ireland	86.7	65.2	53.8	44.1
Shared services	—	—	—	—

Total revenues	$2,662.5	$2,426.0	£1,653.0	£1,639.8

Segment profit (loss)
ntl: home	$793.9	$659.6	£492.9	£445.8
ntl: business	116.0	87.3	72.0	59.0
ntl: broadcast	134.8	128.3	83.7	86.7
ntl: carriers	111.8	113.2	69.4	76.5
ntl: Ireland	29.0	16.7	18.0	11.3
Shared services	(329.1)	(287.0)	(204.3)	(194.0)

Combined segment profit	$856.4	$718.1	£531.7	£485.3

Segment profit as a percentage of revenues:
ntl: home			44.7%	41.6%
ntl: business			33.4	24.8
ntl: broadcast			42.6	44.7
ntl: carriers			83.1	82.4
ntl: Ireland			33.5	25.6
Shared services			—	—

Combined segment profit as a percentage of revenues			32.2%	29.6%

ntl: home. For the nine months ended September 30, 2003, ntl: home revenues increased by 12.2% to $1,777.2 million from $1,584.5 million for the same period of 2002, and revenues in UK pounds increased by 3.0% to £1,103.4 million from £1,071.0 million during the same period. This was primarily a result of an increase in the number of customers subscribing to our broadband Internet services, increases in the proportion of these customers subscribing to higher bandwidth and therefore higher priced services, together with the impact of price increases for these broadband Internet services and our cable television services. We also increased our revenues from our wholesale Internet access services through arrangements with other UK ISPs. These increases were partly offset by a reduction in our off-net revenues from billing and other related services we provided during the nine months ended September 30, 2002 to the purchaser of the ConsumerCo off-net indirect access business which we sold in November 2001. These services ceased during the fourth quarter of 2002. In addition, a reduction of £5.6 million to revenue previously billed by us to our wholesale internet customers in respect of a reduction in port charges billed to us by BT following an OFTEL investigation into BT’s pricing formula reduced ntl: home revenue in the nine months ended September 30, 2003.

For the nine months ended September 30, 2003, ntl: home segment profit increased by 20.4 % to $793.9 million from $659.6 million

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

for the same period of 2002, and segment profit in UK pounds increased by 10.6% to £492.9 million from £445.8 million during the same period. This increase was primarily due to revenue increases together with reductions in our cable television program costs as a result of renegotiated contracts with content providers, which included expanded channel line ups, and reductions in our telephone interconnect costs as we continue to more effectively route our outbound telephony traffic. In addition further operational efficiencies and cost cutting including lower bad debt charges due to improved collection procedures, together with a reduction in amounts previously charged by local authorities in respect of rates payable on our network have increased ntl: home segment profit in the nine months ended September 30, 2003. These reductions have been partly offset by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, together with higher employee costs due principally to an increase in the number of sales and marketing employees, and increased marketing costs.

ntl: business. For the nine months ended September 30, 2003, ntl: business revenues decreased by 1.3% to $347.3 million from $351.8 million for the same period of 2002, and revenues in UK pounds decreased by 9.3% to £215.6 million from £237.8 million during the same period. This decrease was primarily due to a decrease in the number of customers, major installations and orders. We expect ntl: business revenues to continue to decline at a similar rate for the remainder of 2003 as we continue our strategy of focusing on a smaller but more profitable customer base and selling more of our services to our existing customers. We expect to return our focus towards targeted profitable customer acquisitions in 2004.

For the nine months ended September 30, 2003, ntl: business segment profit increased by 32.9% to $116.0 million from $87.3 million for the same period of 2002, and segment profit in UK pounds increased by 22.0% to £72.0 million from £59.0 million during the same period. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl: business at the end of 2002 and during 2003, together with the impact of further operational efficiencies and cost cutting. These reductions have been offset to some extent by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized.

ntl: broadcast. For the nine months ended September 30, 2003, ntl: broadcast revenues increased by 10.3% to $316.8 million from $287.2 million for the same period of 2002, and revenues in UK pounds increased by 1.3% to £196.7 million from £194.1 million during the same period. This was primarily a result of increased revenues from delivery of radio communications services to the public safety sector. These arose principally from managed service contracts with six UK county police forces for the migration to digital from analog communication systems together with the supply of radio equipment and associated project and technical labor to the Metropolitan Police. We also generated additional revenues from the continued rollout of digital radio services and increases in site sharing. These increases were partly offset by reduced media revenues due to a downturn in this market where a number of our fixed satellite distribution customers went into receivership, the slowing down of installation services for cellular network rollouts, the termination of a contract to provide television program scheduling and transmission services, and the slowing down of public safety maintenance services.

For the nine months ended September 30, 2003, ntl: broadcast segment profit increased by 5.1% to $134.8 million from $128.3 million for the same period of 2002, and segment profit in UK pounds decreased by 3.5% to £83.7 million from £86.7 million during the same period. This was primarily as a result of the reduced program scheduling and transmission services revenues which had low associated operating costs, partially offset by savings in employee costs following the reorganization of certain activities within the broadcast services and public safety business units.

ntl: carriers. For the nine months ended September 30, 2003, ntl: carriers revenues decreased by 2.0% to $134.5 million from $137.3 million for the same period of 2002, and revenues in UK pounds decreased by 10.0% to £83.5 million from £92.8 million during the same period. The primary reason for this decline is excess capacity in the carriers market that has adversely affected pricing during 2003 and hampered our ability to obtain new business. In addition, during the nine months ended September 30, 2002, ntl: carriers was able to recognize some revenues, which had previously been deferred, as a result of the insolvency of certain customers which released us from our obligations under our contracts with them. These revenues were not repeated in the nine months ended September 30, 2003. The decline in revenues from carrier services has been partially offset by increased revenues from mobile telecommunications operators.

For the nine months ended September 30, 2003, ntl: carriers segment profit decreased by 1.2% to $111.8 million from $113.2 million for the same period of 2002, and segment profit in UK pounds decreased by 9.3% to £69.4 million from £76.5 million during the same period. This was primarily due to the decline in revenues.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ntl: Ireland. For the nine months ended September 30, 2003, ntl: Ireland revenues increased by 33.0% to $86.7 million from $65.2 million for the same period of 2002, revenues in UK pounds increased 22.0% to £53.8 million from £44.1 million during the same period, and revenues in euros increased by 10.8% to €78.0 million from €70.4 million during the same period. The primary reasons for the increase were increased sales of premium services, including digital television, to existing customers, a price increase that became effective in January 2003, and an increase in business sector revenues.

For the nine months ended September 30, 2003, ntl: Ireland segment profit increased by 73.7% to $29.0 million from $16.7 million for the same period of 2002, segment profit in UK pounds increased by 59.3% to £18.0 million from £11.3 million during the same period, and segment profit in euros increased by 44.4% to €26.0 million from €18.0 million for the same period of 2002. This was primarily due to revenue growth together with a reduction in our bad debt charge as a result of our more rigorous credit policy. In addition, during the nine months ended September 30, 2003, we renegotiated an agreement with a supplier which resulted in a reduction in infrastructure charges of €1.5 million. We also successfully renegotiated our contract with IBM for outsourced IT services, which resulted in a reduction of rates previously charged of €2.8 million. These costs reductions have been partly offset by increased employee costs and the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized.

ntl: shared services. For the nine months ended September 30, 2003, ntl: shared services segment loss increased by 14.7% to $329.1 million from $287.0 million for the same period of 2002, and segment loss in UK pounds increased by 5.3% to £204.3 million from £194.0 million. This is primarily due to the expensing of costs that are no longer applicable to capital activities, and therefore are no longer capitalized. In addition, the annual actuarial valuation of our pension plans during the fourth quarter of 2002 caused us to increase our pension fund charges for the nine months ended September 30, 2003. These increases have been partly offset by savings resulting from the renegotiation of our contract with IBM for outsourced IT services which, amongst other things, resulted in a benefit to segment loss of £6.5 million in the three months ended September 30, 2003 principally due to a reduction in rates previously charged in 2003. Of this benefit approximately £5.8 million related to the six months ended June 30, 2003. We anticipate that our ongoing fixed annual service charge under this contract will be reduced by approximately £4.6 million per quarter. In addition for the nine months ended September 30, 2003 we reduced our property and related facility costs through further property rationalization and negotiated savings on our facility contracts compared to the same period of 2002. We also reduced our healthcare costs from the higher levels experienced during the nine months ended September 30, 2002 which were a result of increased claims following the significant employee redundancies announced during the fourth quarter of 2001.

Fixed assets

Fixed assets, net, totaled $7,600.9 million and $11,088.9 million, representing 71.8% and 85.0% of total assets at September 30, 2003 and December 31, 2002, respectively. Fixed assets, net at December 31, 2002, are stated at cost less accumulated depreciation. In accordance with SOP 90-7, upon our emergence from Chapter 11 reorganization, we adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of our fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of our fixed assets at January 1, 2003. Fixed assets, net were written down by $3,194.9 million to reflect this adjustment. Fixed assets since January 1, 2003, are stated at cost less accumulated depreciation.

The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations. We are developing our processes to reduce reliance upon these estimates in determining amounts capitalized. Rent and other occupancy costs related to construction and installation of fixed assets are capitalized based on rates derived from the costs of the facilities and a factor based on function or use. The labor and overhead costs capitalized in the nine months ended September 30, 2003 were approximately £60.8 million, or $97.9 million, and in the year ended December 31, 2002 were approximately £115.0 million, or $185.1 million.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

The American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft has not yet been adopted. However, if this Exposure Draft were adopted, it would require that rent and other occupancy costs be charged to expense as incurred. In the nine months ended September 30, 2003 and the year ended December 31, 2002, we capitalized approximately £5.0 million and £9.0 million of rent and other occupancy costs.

The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Nine months
	ended	Year ended
	September 30,	December 31,
	2003	2002

	(in millions)
Labor and overhead costs capitalized	$97.9	$185.1
Total operating costs and selling, general and administrative expenses	1,806.1	2,291.0
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	5.4%	8.1%
Purchase of fixed assets	457.5	680.9
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	21.4%	27.2%

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, cash provided by operating activities increased to $267.9 million from $100.7 million for the same period of 2002, due to the improvement in operating results and a reduction in investment in working capital as a result of the timing of receipts and disbursements. For the nine months ended September 30, 2003, cash paid for interest, exclusive of amounts capitalized, increased to $466.2 million from $375.4 million for the same period of 2002 primarily as a result of our resumption of payment of interest due on our outstanding debt when we emerged from bankruptcy on January 10, 2003. These payments were suspended during our reorganization process. In addition, the amendment and restatement of our Senior and Working Capital Credit Facilities in January 2003 increased the rate of interest and unfavorable movements in exchange rates increased the U.S. dollar equivalent of our pound debt interest payments.

For the nine months ended September 30, 2003, cash used in investing activities decreased to $447.0 million from $700.7 million for the same period of 2002. The increase in other assets in the nine months ended September 30, 2002, included $182.7 million of restricted cash drawn under the DIP facility. Purchases of fixed assets during the first nine months of 2003, which are primarily related to customer premise equipment, are lower than for the same period in 2002.

Cash used in financing activities for the nine months ended September 30, 2003 was $7.0 million reflecting principal repayments compared to $793.3 million cash provided in the nine months ended September 30, 2002. The principal components of the $793.3 million cash provided were as follows:

•	proceeds from borrowings, net of financing costs, of $662.8 million, which included $456.1 million borrowed under our working capital facility, net of costs of $9.7 million, and $229.0 million borrowed under our DIP facility, net of costs of $12.6 million; and

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

•	proceeds from borrowings from NTL (Delaware), Inc. of $133.2 million comprising the £90.0 million loan to NTL (UK) Group, Inc. This note was purchased on January 10, 2003 pursuant to the Plan by one of our subsidiaries for cash consideration equal to the principal amount of the note plus accrued interest.

Liquidity and Capital Resources

Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. We must regularly service interest payments with cash flows from operations and we have over $5.5 billion of principal payments and contractual commitments coming due over the next three years. Our ability to sustain operations, meet financial covenants under our indebtedness, obtain additional capital and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

On November 4, 2003, we declared a dividend to stockholders of record of our common stock as of the close of business on November 7, 2003, at no charge, of 0.702243 transferable rights for each share of our common stock they hold on the record date. Each right entitles stockholders to purchase one share at a purchase price of $40.00. In addition, in the event all rights are not exercised, holders of rights may purchase additional shares through the exercise of an over subscription privilege. The rights offering period will expire on November 17, 2003.

If all rights are exercised, we will issue 35,750,000 shares and receive gross proceeds of $1,430.0 million. We expect to use the net proceeds of approximately $1,370.0 million to repay in full all obligations under our Exit Notes and, together with cash on hand, our working capital facility. In addition, the net proceeds will be used as inter-company funding to one of our subsidiaries and the balance for general corporate purposes.

Two of the our stockholders, W.R. Huff Asset Management Co., L.L.C. and Franklin Mutual Advisers, have agreed to exercise all of the rights to be distributed to them. These stockholders, or participating purchasers, who own in the aggregate approximately 21.3% of our outstanding shares as of September 30, 2003, will purchase 7,626,309 shares as a result of the exercise of their rights. The rights offering is being underwritten by Deutsche Bank Securities Inc, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. as lead underwriters and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC and UBS Securities LLC as co-managers. The underwriters have committed to purchase up to 28,123,691 of the shares at the same purchase price to be paid by stockholders. The commitments of each of the participating purchasers and of the underwriters are subject to various customary conditions.

Historically, we have been cash flow negative, partly as a result of our construction costs, operating expenditures and interest costs. We have also incurred and expect to continue to incur substantial losses. We expect to spend approximately £360 million, or $600 million, on acquiring fixed assets during the twelve months from October 1, 2003 to September 30, 2004. During the period since we have emerged from our Chapter 11 reorganization, we have funded ourselves primarily with the proceeds of borrowings from the Exit Notes, our working capital facility and our senior credit facility. As discussed above, we expect to use a portion of the net proceeds of the rights offering to repay in full our obligations under the Exit Notes and, together with cash on hand, our working capital facility. The repayment of this debt would generate annual cash interest savings of approximately $206.1 million. As a result, we expect to generate free cash flow, by which we mean that, on an annual basis for 2004, cash generated from operations exceeds our cash requirements, including those for interest payments and the purchase of fixed assets. We believe that our cash on hand, together with cash from operations, will be sufficient for our cash requirements during the twelve months from October 1, 2003 to September 30, 2004 and for the year ended December 31, 2004. However, our cash requirements after these periods may exceed, perhaps significantly, these sources of cash. This will require that we obtain additional financing. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our current indebtedness from incurring additional indebtedness.

Beginning in 2005, a series of principal payments and other contractual commitments come due, including £2,584.8 million, or $4,295.9 million, on September 30, 2005, under the revolving facility of our senior credit facility. We will not have adequate cash flow to fund these requirements. As a result, we anticipate funding these requirements through refinancing in the debt or equity markets or both. We may at any time opportunistically take advantage of market conditions in connection with our anticipated refinancing needs. We may also seek to amend the terms of our existing credit facilities, including extending their maturities. If we were to issue additional equity, there could be a dilutive effect on our shareholders. There can be no assurance that any of these sources of funds will be available to us or that any covenants in any new debt will not be more restrictive than the covenants under our existing debt.

In the event we need to raise additional capital, market considerations may require us to seek financing denominated in U.S. dollars, further exposing us to currency exchange risks. To the extent that the pound sterling declines in value against the U.S. dollar, it will become more difficult for us to service this U.S. dollar debt.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

The agreements governing our outstanding indebtedness significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions;

•	engage in or make some payments under inter-company arrangements;

•	purchase or redeem share capital;

•	create restrictions on the payment of dividends or other amounts by our subsidiaries;

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates; and

•	effect a merger or consolidation, or sell all or substantially all of our assets.

In addition, we and our subsidiaries are obligated to comply with various financial covenants that require us and our subsidiaries to meet and maintain specified financial performance measures and ratios. These covenants set targets related to liquidity, coverage and leverage ratios. These ratios are not publicly reported and depend on measures like derivatives of earnings before interest, taxes, depreciation and amortization, or EBITDA. The definition of EBITDA included in our senior credit and working capital facilities includes various adjustments to that measure for the purposes of these agreements. EBITDA as so defined is not a measure that is recorded in our financial statements. With respect to our senior credit and working capital facilities, these ratios are tested quarterly. Over time, these ratios change to become more restrictive. Although as a result of the rights offering, debt levels and total charges will decrease, our compliance is still heavily dependent on our ability to maintain the EBITDA and other performance measures defined in these agreements. In particular, our ability to maintain ratios that are based on earnings or cash flows will depend on our business performance, which may be influenced by factors outside our control. In the event that we fail to meet any of these covenants and we are unable to cure the failure or otherwise renegotiate the covenant, the lenders under those agreements would have significant rights to seize control of most of our assets because these agreements are secured by liens on most of our assets or to accelerate payment under our debt facilities. Also, a default under one debt agreement could trigger a default under our other debt agreements.

Our debt and the debt of some of our subsidiaries contain restrictions on our ability to transfer cash between groups of our subsidiaries. This debt includes the senior credit facility, the working capital facility, the 11.20% Senior Discount Debentures of NTL Triangle, an indirect wholly-owned subsidiary of ours, referred to as the Triangle Notes, and the 9 1/8% Senior Notes and the 10% Senior Sterling Notes of Diamond Holdings Limited, an indirect wholly-owned subsidiary of ours, referred to as the Diamond Notes. The Triangle Notes and Diamond Notes are described more fully in our “Description of Outstanding Indebtedness”. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our indebtedness from transferring cash to other subsidiaries that might require funds. In addition, cross-default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. As a result, we depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries’ existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Based on preliminary valuations of the assets contained in our pension plans, as of December 31, 2002, we believe the projected benefit obligations of some of our defined benefit plans exceeded the fair value of the plan assets by a total of approximately £79.0 million, or $131.0 million. We will need to fund this deficit in accordance with the laws and regulations of the UK. We currently believe we will have to contribute between £13 million and £17 million of additional cash per year to these plans beginning in 2004 to meet these requirements. The actuarial valuation of our pension plans requires the use of assumptions and estimates. Changes in these assumptions and estimates as well as future investment returns could potentially have a material impact, either upwards or downwards, on this estimated funding requirement.

Description of Outstanding Indebtedness

The terms of the significant notes and credit facilities issued by us and our subsidiaries are summarized below.

Exit Notes

•	The principal amount at maturity is $558.2 million. The Exit Notes are redeemable at our option at their accreted value, which was $502.8 million at September 30, 2003.

•	We must pay a substantial redemption premium of up to 22% to repay the Exit Notes prior to maturity unless we use the proceeds of a rights offering to repay the Exit Notes on or before January 10, 2004.

•	The Exit Notes bear interest at 19%.

•	Interest is payable in cash semiannually from July 1, 2003.

•	With respect to the interest payment of $50.4 million due on July 1, 2003, we elected to pay the interest through the issuance of additional Exit Notes with a principal amount at maturity of $56.1 million and an accreted value of $50.5 million at September 30, 2003.

•	To the extent we do not repay the Exit Notes in full, with respect to the interest payments due on January 1, 2004 and July 1, 2004, we may pay any portion of these interest payments in cash or by the issuance of additional Exit Notes.

Working Capital Facility

•	This facility was fully drawn as of September 30, 2003 and the principal amount outstanding is approximately £408.3 million, or $678.6 million.

•	Our working capital facility bears interest at LIBOR plus the mandatory cost rate plus a margin which increases by an annual rate of 0.50% per quarter from its initial rate of 4.5% per year to a maximum interest rate of 16% per year. Interest is payable in cash at the end of interest periods of up to six months selected by NTL Communications Limited. Where the rate of interest on any interest payment date relating to an advance exceeds 14% per year, unless otherwise advised in advance by NTL Communications Limited, any excess interest will be added to the principal amount of the loan. The effective annual interest rate was 12.55% at September 30, 2003.

•	Principal is due in full on March 31, 2006.

•	We are subject to financial maintenance tests under our working capital facility, including a test of liquidity, coverage and leverage ratios applied to us and a number of our subsidiaries.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Senior Credit Facility

•	This facility was fully drawn as of September 30, 2003. The principal amount outstanding is £2,784.8 million, or $4,628.3 million. Our senior credit facility is comprised of a revolving facility of £2,584.8 million, or $4,295.9 million, and a term facility of £200.0 million, or $332.4 million.

•	Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The revolving facility and the term facility have different margin rates. At September 30, 2003, the effective annual interest rate on the revolving facility was 7.55% and the effective annual interest rate on the term facility was 9.05%. Interest is payable in cash at least semiannually.

•	Principal outstanding under the revolving facility is due in full on September 30, 2005 and principal outstanding under the term facility is due in six quarterly installments beginning on June 30, 2006.

•	We are subject to financial maintenance tests under our senior credit facility, including a test of liquidity, coverage and leverage ratios applied to us and various of our subsidiaries.

Other Indebtedness

•	NTL Triangle 11.20% Senior Discount Debentures due November 15, 2007 — The principal amount at maturity is $517.3 million. Interest is payable semiannually on May 15 and November 15.

•	Diamond Holdings 10% Senior Sterling Notes due February 1, 2008 — The principal amount at maturity is £135.0 million, or $224.4 million. Interest is payable semiannually on August 1 and February 1.

•	Diamond Holdings 9 1/8% Senior Notes due February 1, 2008 — The principal amount at maturity is $109.9 million. Interest is payable semiannually on August 1 and February 1.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of September 30, 2003 and the periods in which payments are due. We expect to use part of the net proceeds from the rights offering to repay the Exit Notes and, together with cash on hand, our working capital facility. However, if all of the rights are not exercised and the underwriters do not purchase the remaining shares, we will not receive the amount of net proceeds from the rights offering that we are expecting. If this happens we may not be able to repay all the indebtedness that we are planning to repay.

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	$6,775.9	$0.4	$4,992.0	$1,168.2	$615.3
Capital Lease Obligations	204.0	8.3	14.6	13.7	167.4
Operating Leases	767.5	89.6	137.3	121.0	419.6
Unconditional Purchase Obligations	296.0	147.2	148.8	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$8,043.4	$245.5	$5,292.7	$1,302.9	$1,202.3

The following table includes information about our commercial commitments as of September 30, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Amount of Commitment Expiration per Period

		Less than	1-3	4-5	After
Other Commercial Commitments	Total	1 year	years	years	5 years

Guarantees	$31.7	$1.8	$16.0	$—	$13.9
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$31.7	$1.8	$16.0	$—	$13.9

Use of Non-GAAP Financial Measures

The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for other measures of financial performance reported in accordance with GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the following reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

Reconciliation of
Combined Segment Profit to US GAAP net loss

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
Combined segment profit	$324.3	$253.6	$856.4	$718.1
Reconciling items:
Other charges	(4.2)	(316.2)	(28.0)	(319.9)
Depreciation and amortization	(346.7)	(402.1)	(1,022.0)	(1,096.9)
Interest income and other, net	5.2	1.6	11.1	19.7
Interest expense	(188.9)	(100.9)	(552.3)	(652.3)
Share of (losses) from equity investments	—	(3.5)	(1.5)	(3.0)
Foreign currency transaction gains (losses)	3.4	22.1	21.0	(47.4)
Recapitalization items, net	—	(32.6)	—	(95.8)
Income tax (expense) benefit	18.0	10.4	(10.8)	33.0

Subtotal	(513.2)	(821.2)	(1,582.5)	(2,162.6)

Net (loss)	($188.9)	($567.6)	($726.1)	($1,444.5)

Combined segment profit is not a financial measure recognized under GAAP. Combined segment profit represents our combined earnings before interest, taxes, depreciation and amortization, other charges, share of (losses) from equity investments, foreign currency transaction gains (losses) and recapitalization items, net, for each of our reportable business segments. This measure is most directly comparable to the GAAP financial measure net income (loss). Some of the significant limitations associated with the use of combined segment profit as compared to net income (loss) are that combined segment profit does not consider the amount of required reinvestment in depreciable fixed assets, interest expense, gains or losses on foreign currency transactions, income tax expense or benefit and similar items on our results of operations. Combined segment profit also ignores the impact on our results of operations of items that management believes are not characteristic of our underlying business operations. We compensate for these limitations by using combined segment profit to measure profit or loss on a combined divisional basis and not to determine our consolidated results of operations.

We believe combined segment profit is helpful for understanding our performance and assessing our prospects for the future, and that

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

it provides useful supplemental information to investors. In particular, this non-GAAP financial measure reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to net income (loss), provide a more complete understanding of factors and trends affecting our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare combined segment profit (loss) with other companies’ non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for net income (loss) or other measures of financial performance reported in accordance with GAAP.

Our Restructuring

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

On April 16, 2002, our former parent company announced that it and the unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, our former parent company and certain of our former parent company’s other subsidiaries filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this Form 10-Q as the DIP facility, committing to provide a wholly-owned subsidiary of ours with up to $500 million in new debt financing. NTL Delaware committed to provide up to an additional $130 million to us under the DIP facility.

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by our former parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of our former parent company’s and its subsidiaries’ principal credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, our former parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay various obligations and to provide liquidity to our subsidiaries and us. The Plan became effective on January 10, 2003, at which time we emerged from Chapter 11 reorganization. In connection with our emergence from Chapter 11 reorganization, we issued $558.2 million aggregate principal face amount of the Exit Notes on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of the Exit Notes and these 500,000 shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility, to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group, Inc., one of our subsidiaries, and to repay certain other obligations. Also on January 10, 2003, our lending banks and we amended our existing credit facilities.

Fresh-Start Reporting

We operated our business as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, our consolidated financial statements for periods prior to our emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded in our consolidated financial statements as of January 1, 2003.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes. The carrying values of our assets were adjusted to their reorganization values, which are equivalent to their estimated fair values at January 1, 2003. The carrying values of our liabilities were adjusted to their present values at January 1, 2003.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Various statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in this Form 10-Q, for example:

•	potential adverse developments with respect to our liquidity or results of operations;

•	the significant debt payments commencing in 2005 and other contractual commitments coming due over the next several years;

•	our ability to fund and execute our business plan;

•	the impact of new business opportunities requiring significant up-front investments;

•	our ability to attract and retain customers, increase our overall market penetration and react to competition from providers of alternative services;

•	our ability to integrate our billing systems;

•	our significant management changes;

•	our ability to develop and maintain back-up for our critical systems;

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

•	our ability to respond adequately to technological developments;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions;

•	interest rate and currency exchange rate fluctuations;

•	the impact of our recent reorganization and subsequent organizational restructuring; and

•	risks related to the rights offering.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on our results of operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires variable interest entities to be consolidated by the primary beneficiary of the entity if various criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for us during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our results of operations, financial condition or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, like foreign currency exchange and interest rates. We do not enter into derivative financial instruments for trading or speculative purposes.

We encounter currency exchange rate risks because substantially all of our revenues and operating expenses are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of September 30, 2003, $1,020.3 million, or 15.5% of our long-term debt, net of unamortized discount, was in U.S. dollars.

Because the revenues and expenses from our principal operations are denominated primarily in pounds but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations.

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

The following table provides information as of September 30, 2003 about our long-term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates.

	Three months
	ending	Year ending December 31,						Fair value
	December 31,							September 30,
	2003	2004	2005	2006	2007	Thereafter	Total	2003

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	$517.3	$724.2	$1,241.5	$1,215.9
Average interest rate					11.2%	17.5%
UK Pound
Fixed rate	—	—	—	—	—	£135.0	£135.0	£131.0
Average interest rate						10.0%
Average forward exchange rate						1.5102
UK Pound
Variable Rate	—	—	£2,584.8	£408.3	—	—	£2,993.1	£2,993.1
Average interest rate			LIBOR	LIBOR
			plus 4.0%	plus 9.0%
Average forward exchange rate			1.5226	1.5143
UK Pound
Variable Rate	—	—	—	£20.0	£180.0		£200.0	£200.0
Average interest rate				LIBOR	LIBOR
				plus 5.5%	plus 5.5%
Average forward exchange rate				1.5143	1.5091

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

RISK FACTORS

Risks Related to Our Company

We have historically incurred losses and generated negative cash flow and may not be profitable in the future.

Historically, construction, operating expenditures and interest costs have contributed to our negative cash flow, which we expect will continue for the foreseeable future. We have also incurred and expect to continue to incur substantial losses. We had net loss for the nine months ended September 30, 2003 of $726.1 million, and net losses for the years ended December 31:

•	2002 of $2,375.8 million;

•	2001 of $11,837.0 million, which includes an asset impairment charge of $8,160.6 million; and

•	2000 of $2,388.1 million.

As of December 31, 2002, our accumulated deficit was $18.6 billion. On January 10, 2003, we emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code and adopted fresh-start reporting. At that time, our assets and liabilities were revalued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We had negative cash flow of $171.3 million for the nine months ended September 30, 2003. We had positive cash flow of $250.9 million for the year ended December 31, 2002, principally due to our non-payment of $566.8 million of interest on some of our debt incurred prior to our reorganization. We had negative cash flow of $172.4 million for the year ended December 31, 2001 and negative cash flow of $650.7 million for the year ended December 31, 2000.

We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on our present or future indebtedness.

We are required to make significant principal payments commencing in 2005 and have other contractual commitments coming due over the next several years.

We have over $5.5 billion of principal payments and other contractual commitments coming due over the next three years, including £2.6 billion, or $4.3 billion, due under our senior credit facility on September 30, 2005. Beginning in 2005, a series of principal payments will come due on our other existing debt as they approach their maturity dates.

Our ability to make these principal payments and other contractual commitments is dependent upon a number of factors, including our existing cash balances, the cash flow generated by our operating subsidiaries and our ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish our ability to sustain operations, meet financial covenants, obtain additional funds and make required payments on our present or future indebtedness.

Our business is capital intensive and we may not have access to cash to fund our future capital expenditures.

Our business requires substantial capital expenditures on a continuing basis for various purposes, including:

•	expanding, maintaining and upgrading our network;

•	investing in new customer acquisitions; and

•	offering new services.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

From time to time, we also need to make capital expenditures for particular projects like integrating our billing and customer service systems.

We expect to spend approximately £360 million, or $600 million, on acquiring fixed assets during the twelve months from October 1, 2003 to September 30, 2004. We believe that our cash on hand, together with cash from operations, will be sufficient for our cash requirements during the twelve months from October 1, 2003 to September 30, 2004. However, our cash requirements after that time may exceed, perhaps significantly, these sources of cash. In addition, we have significant principal payments of our indebtedness coming due beginning in 2005. This will require that we obtain additional financing. We may at any time opportunistically take advantage of market conditions in connection with our anticipated refinancing needs. However, we may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our current indebtedness from incurring additional indebtedness.

Our substantial amount of debt could adversely affect our financial health and diminish stockholder value.

As of September 30, 2003, our long-term indebtedness, net of unamortized discount, was $6,581.1 million.

Our substantial indebtedness, coupled with the relatively high interest rate on our indebtedness, could adversely affect us by:

•	limiting our ability to borrow money for working capital, capital expenditures, acquisitions or other purposes, if needed;

•	requiring us to dedicate a substantial portion of our cash flow from operations to service our debt, which reduces the funds available for operations and future business opportunities;

•	increasing our vulnerability to adverse changes in general economic conditions or increases in prevailing interest rates since 80.6% of our long-term indebtedness, net of unamortized discount, as of September 30, 2003 accrues interest at variable interest rates;

•	limiting our flexibility in responding to changing business and economic conditions, including increased competition and demand for new services; and

•	placing us at a disadvantage when compared to our competitors that have less debt.

In addition, the significant cash payments required as a result of our indebtedness could negatively impact stockholder value. Any inability to repay our indebtedness or obtain additional financing, as needed, could adversely affect our business, financial condition and results of operations.

The restrictive covenants under our indebtedness may limit our operations.

The agreements governing our outstanding indebtedness significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions;

•	engage in or make some payments under inter-company arrangements;

•	purchase or redeem share capital;

•	create restrictions on the payment of dividends or other amounts by our subsidiaries;

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates; and

•	effect a merger or consolidation, or sell all or substantially all of our assets.

We and our subsidiaries must also comply with various financial covenants requiring specified financial performance levels to be met and maintained. In the event that we fail to meet any of these covenants and are unable to cure the failure or otherwise renegotiate the covenant, the lenders under those agreements would have significant rights to seize control of most of our assets because these agreements are secured by substantially all of our assets. A default under one debt agreement could trigger a default under our other debt agreements.

Furthermore, upon the occurrence of any default under these agreements, the lenders could elect to declare all amounts outstanding under these agreements, to be immediately due and payable. If those lenders accelerate the payment of those amounts, we cannot assure you that our assets and the assets of our subsidiaries will be sufficient to repay in full those amounts.

Failure to control customer churn may adversely affect our financial performance.

The successful implementation of our business plan depends upon us controlling our customer churn. Customer churn is a measure of customers who stop taking our services. An increase in customer churn can lead to increased costs and reduced revenues. In order to control customer churn, we aim to improve our customer service. If we fail to deliver a satisfactory level of customer service, this could contribute to an increase in customer churn. It will be difficult to improve customer service without an integrated billing system and customer database across our entire network, which we do not presently have. Although we are in the process of integrating our billing systems and customer databases, there can be no assurance that we will be successful in achieving our goal. The change over to a new billing system may cause billing errors which can lead to customer churn. If we are not successful in integrating these systems, we could experience an adverse effect on customer service and, in turn, an increase in our customer churn rate. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption.

Our ability to control customer churn could also be adversely affected by the availability of competing services in the UK, like the digital satellite and digital terrestrial television services offered by British Sky Broadcasting Group plc, or BSkyB, and Freeview, a service provided by DTV Services Limited, a joint venture between BSkyB, Crown Castle International Corp. and the British Broadcasting Corporation, or the BBC. Competing services also include telephone, dial-up Internet and broadband Internet services offered by BT Group plc, or BT. BT and BSkyB have regularly launched joint campaigns to entice our customers to move to these competing services. As we attempt to migrate customers to our digital television, or DTV, services, it is possible that some of our customers may move to our competitors. In addition, as our analog television, or ATV, or dial-up Internet customers choose to migrate to DTV or broadband Internet services in areas where we do not have an adequate network, we may lose these customers to competitors that can provide these services. For example, of the approximately 1.0 million homes passed by our network in London, we are not able to offer broadband Internet to approximately 500,000 homes located in west London. However, broadband Internet is being offered in this area by some of our competitors. Some of our customers in this area currently use our dial-up Internet services, and may also use our telephone or television services. These customers may discontinue some or all our services if they decide to use the broadband Internet services provided by our competitors.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

We could experience an adverse effect on our customer service, customer acquisitions, customer churn rate and operating costs if we do not successfully integrate our various billing and operation platforms in a timely manner.

As a result of our growth through acquisitions we inherited numerous billing and customer service systems. We are in the process of integrating our various billing systems and customer databases to improve our customer service and our collections. It is possible that billing errors and other customer service problems will occur during this integration, potentially resulting in increased customer churn. In addition, we cannot be certain that this integration project will be successful. If the full integration of our billing and customer service systems is not successful, we could experience an adverse effect on our customer service, customer acquisitions, churn rate and costs of maintaining these systems going forward. We have attempted to integrate our billing systems in the past, but previous integration projects were not completed.

Failure to successfully market broadband Internet services will adversely impact our revenue and results of operations.

A significant component of our strategy is to successfully market broadband Internet services to residential customers. We believe that our “triple play” offering of telephone service, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user, or ARPU. However, broadband Internet usage by residential customers remains a relatively new and underdeveloped market. As of September 30, 2003, out of approximately 6.7 million homes currently able to receive broadband Internet service from us, we had approximately 865,000 residential customers receiving this service. In addition, we face significant competition in these markets through alternative Internet access media, including digital subscriber line, or DSL, services offered by companies like BT and Freeserve and dial-up services offered by many companies, including America Online. If customers are not prepared to pay a premium for broadband Internet access, compared to less expensive slower speed services like dial-up Internet access, we may not be able to successfully market broadband Internet services. If we are unable to charge prices for broadband Internet services that are anticipated in our business plan in response to competition or if our competition delivers better services to our customers, our results of operations will be adversely affected.

We are a holding company and are dependent upon cash flow from our subsidiaries to meet our obligations.

We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. The terms of our working capital facility and senior credit facility, the Exit Notes and the notes of our subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC, or NTL Triangle, limit the payment of dividends, loan repayments and other distributions to or from us under many circumstances. In particular, the various agreements governing the debt of our subsidiaries restrict and, in some cases, prohibit the ability of these subsidiaries to move cash among our operating subsidiaries or to us to enable us or our subsidiaries to meet our cash flow needs. Any future indebtedness of us and our subsidiaries may contain similar terms. Some of our subsidiaries are also dependent on funding from us. The inability to transfer cash among entities within our group may mean that even though we may have sufficient resources to meet our obligations, we may not be permitted to make the necessary transfers from one entity in our group to another in order to make payments to the entity which has the obligations. The laws of the jurisdictions under which our subsidiaries are organized also have restrictions on the payment of dividends.

We are subject to taxation in multiple jurisdictions.

We are subject to taxation in the United States, the UK and the Republic of Ireland. Our effective tax rate and tax liability will be affected by a number of factors, like the amount of taxable income in particular jurisdictions, the tax rates in these jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds to and repatriate funds from our subsidiaries, and future changes in the law. Our tax liability will be dependent upon our operating results and the manner in which our operations are funded. Generally, the tax liability for each legal entity is determined either on a non-consolidated basis or on a consolidated basis only with other entities incorporated in the same jurisdiction. In either case, our tax liability is determined without regard to the taxable losses of non-consolidated affiliated entities. As a result, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

We have historically had a deficiency of earnings to fixed charges and our earnings in the future may not be sufficient to cover those fixed charges.

For the years ended December 31, 2002, 2001, 2000, 1999 and 1998, our earnings were insufficient to cover fixed charges by approximately $2,447.8 million, $11,786.6 million, $2,563.1 million, $785.2 million, and $535.0 million, respectively. Fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest. Our earnings in the future may not be sufficient to cover those fixed charges.

Our internal controls need to be improved.

Following our emergence from Chapter 11 reorganization, we undertook an examination of a number of our internal controls and procedures. From that examination, we determined that some of our controls and procedures should be improved. For example, as a result of our historical growth through acquisitions, our internal control systems are derived from disparate businesses. We identified the need to improve the documentation of our detailed accounting policies and procedures to ensure that they are consistently applied throughout our business. We also identified the need to improve our procedures for reconciling between our telephone call data records and billing systems and the need for a comprehensive disaster recovery plan.

In addition, we are examining methods for improving management’s control of operations by developing consistent policies for the procurement and management of contracts with third party vendors. Furthermore, we are working to improve our operating practice and procedures relating to budgeting, authorizing, monitoring and appraising major projects. Although we have policies in place, we are working to ensure that they are consistently applied.

Pursuant to the Sarbanes-Oxley Act of 2002, we will be required to include in our Form 10-K filings, beginning with our Form 10-K for the year ended December 31, 2004, a report by our management as to the effectiveness of our internal controls and procedures for financial reporting and our independent auditors will be required to attest to and report on this evaluation by management.

We are subject to significant competition in each of our divisions and we expect that competition will intensify.

The markets in which we operate our telephone and television services are dominated by BT and BSkyB. These competitors each have very large market shares and generally have less financial and operating constraints than we have. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas. Some of our competitors have substantially greater financial and technical resources than we have. Moreover, we may be required to reduce prices if our competitors reduce prices or as a result of any other downward pressure on prices for telecommunications services. Any reduction in our prices could have an adverse effect on our results of operations and financial condition.

In addition, BSkyB has access to various movie and sports programming content that is used to create some of the most popular pay TV channels in the UK. While we carry several of those channels on our systems, we are dependent upon BSkyB to provide us with its content. While BSkyB’s premium movies and sports programming is regulated as to price and bundling by the Office of Fair Trading in the UK, or OFT, the regulated price for this content is not favorable to us. From time to time, we have discussed with BSkyB improvements to our pricing arrangements. However, there can be no assurance that any changes to these pricing arrangements will be made.

The basic channels we receive from BSkyB are not regulated as to pricing or bundling. Our contract with BSkyB for the supply of its basic channels expires in 2006. If it is not renewed, this could result in a loss of present customers or make it more difficult for us to attract new customers and this could have a material adverse effect on our business and financial condition.

We have experienced significant changes in our senior management and our management team has been together for a limited time.

A small number of key executive officers manage our businesses. Since March 2003, there have been a number of changes in our senior management team. In March 2003, James F. Mooney, our chairman, and Scott E. Schubert, our chief financial officer, joined us. In April 2003, Simon P. Duffy joined us as our chief operating officer. In August 2003, Barclay Knapp resigned as our president and chief executive officer and was replaced by Mr. Duffy. The loss of one or more of our executive officers could have a material adverse effect on us. We are currently seeking a chief operating officer. A number of other executive officers, who were based in New York, also resigned in 2003. The responsibilities of these persons are being delegated to existing and new employees.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Because of these recent management departures, additions and changes in roles, our current management team has not worked together in their current positions for a significant length of time and may not be able to work together effectively in these new positions to successfully develop and implement our business strategies. In addition, as a result of these management changes, management may need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. All members of our management team will need to overcome the challenges created by any vacancies in our senior management positions that remain unfilled. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. Although we have entered into employment contracts with most of our executive officers, those contracts cannot prevent these individuals from resigning. In most cases, if an individual does resign, he is bound by non-compete clauses that may or may not discourage the individual from leaving.

If our new management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired

A catastrophe at one or more of the locations where our critical cable network systems are housed could have a material adverse effect on our business.

Our business is dependent on many sophisticated critical systems, which support all of the various aspects of our cable network operations. The hardware supporting a large number of critical systems for our cable network is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss or other catastrophe, we would not be able to pass transmission signals over our cable network. This would cause serious harm to our business. We are currently studying ways to improve our disaster recovery plan to prevent or mitigate a potential failure. However, we cannot assure you that any disaster recovery, security and service continuity protection measures we have, or may take, in the future will be sufficient. In addition, although we build our cable network in resilient rings to ensure the continuity of network availability in the event of any damage to our underground fibers, it is likely that no transmission signals will be able to pass if any ring is cut twice. In particular, a portion of our Irish operation is dependent upon our Sirius undersea ring connecting the UK to the Republic of Ireland.

Failure in our technology or telecommunications systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.

Our success depends, in part, on the continued and uninterrupted performance of our IT systems as well as our customer service centers. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our IT systems, including systems that are critical for timely and accurate customer billing, or our customer service centers. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue. We have also identified the need for a comprehensive disaster recovery plan.

We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network.

We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network or various pavement-based electronics associated with our cable network. Substantially all of our cable network is constructed underground. As a result, any catastrophe that affects our underground cable network or our pavement-based electronics could prevent us from providing services to our customers and result in substantial uninsured losses.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

The services we provide our customers may become outdated due to technological breakthroughs rendering our services out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services, like those related to the third generation, or 3G, mobile network, may prove premature. We may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant. Our ability to fund this implementation may depend on our ability to obtain additional financing.

Our prospects will depend in part on our ability to control our costs while maintaining and improving our service levels.

As a result of capital constraints imposed on our business during our restructuring, we reduced expenditures in a variety of areas, including a substantial reduction in capital expenditures, a reduction in the number of our employees and the outsourcing of some functions. Some of these expenditures, particularly capital expenditures and employee costs, may increase in future periods in order to accommodate growth in our business. Our prospects will depend in part on our ability to continue to control costs and operate more efficiently, while maintaining and improving our existing service levels. In particular, in order to reduce costs, we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that these negotiations will conclude successfully.

ntl: broadcast and ntl: carriers are dependent upon ITV and other contracts.

ntl: broadcast has contracts for the provision of television broadcasting transmission services across the UK to 15 regional commercial television stations, collectively known as ITV, Channel 4/S4C and Channel 5. Although the ITV companies and Channel 4/S4C have renewed their contracts with us in the past, we cannot assure you that they will do so upon expiration of their current contracts in 2012. Our contract with Channel 5 is up for renewal in 2007. Even if the current contracts are renewed, the terms of renewal may be on a basis less favorable to us or may not cover all of the transmission services that we currently provide to them. The UK government may decide to reallocate the analog spectrum currently used by these broadcasters, forcing them to migrate to digital spectrums before the expiration of these contracts. This would result in the termination of our analog contracts prior to their expiration dates, which would have an adverse effect on our results of operations.

Other contracts important to ntl: broadcast include a contract for the provision of communications services to the Metropolitan Police in London. This contract is subject to renewal in October 2004. We cannot assure you that the renewal will be on the same basis as the existing contract or that the Metropolitan Police will not seek other parties to provide some or all of the services we currently provide for them. The Metropolitan Police in London is our largest public safety customer.

ntl: carriers has a contract with Orange Personal Communications Services Limited, or Orange, for the design, construction and operation of elements of Orange’s mobile network in the UK. The minimum term of this contract is scheduled to expire in 2006 and we cannot assure you that it will be renewed.

In addition, ntl: carriers currently has a contract with Vodafone for the supply of mobile transmission services, including core inter-switch and backhaul network capacity in the UK. This contract is scheduled to terminate in October 2004. We do not expect that this contract will be renewed.

ntl: broadcast is dependent upon site sharing arrangements with its principal competitor.

As a result of various factors, including a natural shortage of potential transmission sites and the difficulties in obtaining local planning permission for erection of further masts, we made arrangements with Crown Castle UK Limited, or Crown, a subsidiary of Crown Castle International Corp., to share a large number of analog tower sites that are owned by either us or Crown. We cannot assure you that these site sharing arrangements will remain in place. Termination of the site sharing arrangements would have a material adverse effect on us, particularly if we no longer have the use of transmission sites owned by Crown.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Crown and we are negotiating a formal arrangement pending finalization of a digital site sharing agreement that is expected to be on terms similar to our existing analog site sharing agreement. We currently have an informal arrangement with Crown with respect to sharing digital sites. We cannot assure you that Crown and we will reach a formal arrangement with respect to digital site sharing.

Our divisions are subject to government regulation and changes in current regulations may adversely affect us.

Our principal business activities are regulated and supervised by various governmental bodies. For example, the majority of the prices that our ntl: broadcast division may charge the ITV companies and Channel 4/S4C for transmission services are subject to regulation by our primary regulator, the UK Office of the Director General of Telecommunications, or OFTEL. In addition, OFTEL launches regulatory initiatives from time to time. Some of these initiatives may require significant expenditures by us. For example, OFTEL is introducing major changes to the standards it requires for telephone metering and billing systems.

Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities, like licensing requirements, changes in price or cost regulation and deregulation of interconnection arrangements, could have a material adverse effect on us. For example, OFTEL has reserved the right to impose universal service obligations on communication service providers.

We are also subject to regulatory initiatives of the European Commission. Changes in European Union, or EU, directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers. Any of these changes could have a material adverse effect on our results of operations. In addition, EU regulators are proposing the adoption of a common European standard for set-top boxes used in customer premises equipment that is not compatible with our set-top boxes. If this change is adopted, we could incur substantial costs to modify our equipment.

Our Chapter 11 reorganization may harm our business and our brand name.

Adverse publicity or news coverage regarding our recent Chapter 11 reorganization and financial condition could have an adverse effect on parts of our business. We may find it difficult to convince customers to subscribe for our services and any negative publicity or news coverage may be used by our competition to convince customers to discontinue our service, increasing customer churn. Although we have completed the Plan, it is possible that this negative publicity will have a long-term effect on us and our brand name. For example, our recent reorganization has had an adverse impact on our credit standing with our suppliers and other trade creditors. This increases our costs of doing business and hinders our negotiating power with our suppliers and other trade creditors. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may affect our reputation.

Fresh-start reporting may make future financial statements difficult to compare.

As a result of the completion of the Plan, we are operating our business under a new capital structure. In addition, we adopted fresh-start reporting in accordance with SOP 90-7 as of January 1, 2003. Because SOP 90-7 required us to reset our assets and liabilities to current fair values, our financial condition and results of operations after our reorganization will not be comparable in some material respects to the financial condition or results of operations reflected in our historical financial statements for periods prior to January 1, 2003. This may make it difficult to assess our future prospects based on historical performance.

We are subject to currency and interest rate risks.

We encounter currency exchange rate risks because substantially all of our revenues and operating expenses are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of September 30, 2003, $1,020.3 million, or 15.5% of our long-term debt, net of unamortized discount, was in U.S. dollars.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Because the revenues and expenses from our principal operations are denominated primarily in pounds but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations which are unrelated to our underlying results of operations.

We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of September 30, 2003, interest is determined on a variable basis on $5,306.9 million, or 80.6%, of our long-term debt, net of unamortized discount. An increase in interest rates of 0.25% would increase our interest expense by approximately $13.3 million per year. We currently do not hedge our currency or interest rate risks. To the extent that we enter into hedging transactions in the future, we cannot assure you that any hedging transactions we might enter into will be successful or that shifts in the currency exchange rates or interest rates will not have a material adverse effect on us.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation and Delaware law could prevent or delay a change of control of our company.

We may, under some circumstances involving a change of control of our company, be obligated to offer to repurchase substantially all of our outstanding notes and repay our outstanding indebtedness. We cannot assure you that we will have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

If we cannot repurchase those notes or repay that indebtedness in the event of a change of control of our company, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of our company, including transactions in which our stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interest.

Our stockholder rights plan, some provisions of our amended and restated certificate of incorporation and our ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of our company. In addition, we are subject to the Delaware anti-takeover law that prohibits some Delaware corporations from engaging in business combinations or other transactions with any stockholder who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired that interest.

Risks Related to Our Common Stock

We do not expect to pay dividends on our common stock in the foreseeable future.

We have never paid cash dividends on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our payment of any dividends in the future will be at the discretion of our board of directors and will depend upon various factors, including future earnings, operations, capital requirements, our general financial condition and the general financial condition of our subsidiaries. In addition, under Delaware law, unless a corporation has available surplus it cannot declare or pay dividends on its capital stock.

Furthermore, our various debt agreements impose limitations on the payment of dividends, the distribution of earnings and the making of other payments to us by our subsidiaries. These restrictions limit amounts available for us to pay dividends on our common stock. The terms of any future indebtedness may contain similar limitations.

The market price of our common stock is subject to volatility as well as trends in the telecommunications industry in general.

The current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future. The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, our earnings releases and our competitors’ earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the perceived availability of capital to communications companies, governmental

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, like recessions. In particular, valuations of telecommunications companies have generally fallen over the past few years. Trends in this industry are likely to have a corresponding impact on the price of our common stock.

Sales of large amounts of our common stock or the perception that sales could occur may depress our stock price.

Assuming that all the rights in the rights offering are exercised, there will be 86,658,316 shares of common stock outstanding after the completion of the rights offering. We have granted to the participating purchasers and Oaktree Capital rights to cause us, at our expense, to file one or more registration statements under the Securities Act of 1933, as amended, or the Securities Act, covering resales of shares of common stock acquired by them upon exercise of rights. These shares may also be sold under Rule 144 under the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates. W.R. Huff Asset Management and Oaktree Capital have agreed, with limited exceptions, not to sell shares of our common stock until 90 days after the closing of the underwriting agreement. Franklin Mutual Advisers has agreed to a similar restriction until seven days after the closing of the underwriting agreement.

At the time of our emergence from Chapter 11, we granted various registration rights to many of our stockholders and warrantholders. These stockholders and warrantholders have the right to cause us, at our expense, to file one or more registration statements under the Securities Act covering resales of our common stock held by them.

Sales of large blocks of shares of our common stock in the public market could lower our stock price and impair our ability to raise funds in future stock offerings.

We may in the future seek to raise funds through equity offerings, which could have a dilutive effect on our common stock.

In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire these securities or our common stock. In any case, the result would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock.

A small number of our stockholders have an influence over our business and affairs.

On September 30, 2003 W.R. Huff Asset Management owned approximately 13.0% of our outstanding common stock and Oaktree Capital owned approximately 8.6% of our outstanding common stock.

William R. Huff is the principal and president of W.R. Huff Asset Management and serves on our board of directors. Edwin M. Banks is a portfolio manager for W.R. Huff Asset Management and serves on our board of directors. Brett G. Wyard is a managing director of Oaktree Capital and serves on our board of directors. As a result of these relationships, when conflicts between the interests of W.R. Huff Asset Management, Oaktree Capital and the interests of our other stockholders arise, these directors may not be disinterested. These stockholders may also from time to time make significant investments in other telecommunications companies, including their present investment in Telewest Communications plc, or Telewest. A number of our significant stockholders and their affiliates, including W.R. Huff Asset Management, Oaktree Capital and Franklin Mutual Advisers, are creditors of Telewest. If Telewest effects the debt for equity swap for which it announced it had reached an agreement in principle on September 15, 2003, these entities and their affiliates would be significant stockholders of Telewest. This may result in conflicts of interest. In addition, these stockholders may own debt securities of our subsidiaries. Actions these stockholders take relating to these investments may conflict with the interests of our other stockholders. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

Our six largest stockholders, including W.R. Huff Asset Management and Oaktree Capital, own approximately 57.1% of our outstanding common stock as of September 30, 2003.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NTL Europe and some of its former officers, including Barclay Knapp, our former president and chief executive officer, have been named as defendants in a number of purported securities class action lawsuits and one individual action brought by former NTL Europe stockholders. The complaints in those cases generally allege that the defendants failed to accurately disclose NTL Europe’s financial condition, finances and future prospects in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. The defendants filed motions to dismiss the actions and, on July 31, 2003, the court entered an order dismissing the complaint in the individual action without prejudice to filing an amended complaint and deferred its decision on the complaint in the class action lawsuits. On August 20, 2003, the plaintiff in the individual action filed an amended complaint. The defendants filed motions to dismiss the amended complaint in the individual actions. Accordingly the motions to dismiss all actions are now currently pending. We do not know of any facts that would support these allegations, and the defendants have informed us that they intend to defend these lawsuits vigorously. While NTL Europe has been released from personal monetary liability in these actions as a result of the completion of the Plan, the case remains pending against NTL Europe and the individuals named as defendants. We have not been named as a defendant. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York. We may be liable for indemnification claims from some of our officers and directors, including Mr. Knapp, to the extent our insurance coverage is insufficient.

The two separate proceedings that were initiated in the U.S. Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. requesting that we be held liable for alleged damages attributable to each of their trading in our “when-issued” common stock prior to the completion of the Plan have been voluntarily dismissed by the plaintiffs in June 2003 without prejudice to recommencement in state court where related litigation against third parties is pending. The third parties are primarily the counterparties to the various trades made by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. To date, neither Owl Creek Asset Management, L.P. nor JMB Capital Partners, L.P. has recommenced an action in state court against us.

We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operation or cash flow.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 26 2003, in reliance on the exemption from registration provided by Section 4(2), two of our existing shareholders, W.R. Huff Asset Management Franklin Mutual Advisers, entered into agreements with us to exercise all of the rights distributed to them, or 7,626,309 shares. Upon the exercise of some or all of the rights, as the case may be, received by them at a price of $40.00 per share, we will receive gross proceeds of $305,052,360 million. See “Item 5. Other Information — Rights Offering” for more information about our rights offering and the use of proceeds therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the three months ended September 30, 2003.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 5. OTHER INFORMATION

Officers and Directors

Barclay Knapp ceased employment with us as our president and chief executive officer and resigned as a director as of August 15, 2003. Mr. Knapp serves as a consultant to us through December 31, 2003. Simon P. Duffy replaced Mr. Knapp as our chief executive officer. Mr. Duffy has served as our chief operating officer since March 2003.

On September 16, 2003, Charles Gallagher was appointed to our board of directors as a non-executive director.

Rights Offering

On September 26, 2003, we filed a registration statement on Form S-1 (Registration No. 333-109194) with the Commission relating to a proposed common stock rights offering. On November 4, 2003, we commenced the rights offering, which expires on November 17, 2003 unless otherwise extended by us. If all the shares are issued in the rights offering, our net proceeds from the rights offering will be approximately $1,370 million. Assuming that the rights offering is completed on November 21, 2003 and the net proceeds are applied on that date, we expect to use these net proceeds to:

•	repay in full all obligations under the Exit Notes of $599.7 million. This amount reflects:

•	$502.8 million, the accreted value of the Exit Notes as of September 30, 2003,
•	$50.5 million, the accreted value as of September 30, 2003 of the additional Exit Notes used to make the July 1, 2003 interest payment,
•	$29.2 million, the accrued interest outstanding on the Exit Notes and additional Exit Notes as of September 30, 2003, plus,
•	$17.2 million, the accrued interest and the increase in accreted value through the redemption date of the Exit Notes and the additional Exit Notes outstanding as of September 30, 2003;

•	pay approximately $616.2 million, representing 80% of the net proceeds remaining after repayment of the Exit Notes as required under our senior credit and working capital facilities, together with cash on hand of $69.1 million, as permanent repayment in full of all of our obligations under our working capital facility;

•	transfer by inter-company funding of $102.7 million to our subsidiary NTL Communications Ltd. and some of its subsidiaries as required by our senior credit and working capital facilities, representing two-thirds of the net proceeds remaining after repayment of the Exit Notes and a repayment of a portion of the principal amount of our working capital facility as described above; and

•	the balance for general corporate purposes.

Two of our stockholders, W.R. Huff Asset Management Co., L.L.C. and Franklin Mutual Advisers, have agreed to exercise all of the rights to be distributed to them, subject to customary conditions. As of September 30, 2003, these stockholders owned in the aggregate approximately 21.3% of our outstanding shares.

At the completion of the rights exercise period, Deutsche Bank Securities Inc., Goldman, Sachs & Co and J.P. Morgan Securities Inc., acting as joint lead managers, together with the other underwriters, have agreed to purchase any shares that relate to unexercised rights, subject to customary conditions.

Foreign Currency Forward Contract

While we currently do not hedge our interest rate or currency fluctuation risks, on November 5, 2003, we entered into a contract for the forward purchase of an aggregate of £400.0 million in pounds sterling (at a price of $671.4 million) at an exchange rate of $1.6785 to £1.00 which comes due on November 21, 2003, the anticipated date of the closing of the rights offering.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31	Certifications of CEO and CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2003, we filed the following reports on Form 8-K:

•	Form 8-K, filed August 6, 2003, relating to our second quarter earnings call announcement;
•	Form 8-K, filed August 12, 2003, relating to a press release announcing our second quarter results;
•	Form 8-K, filed September 17, 2003, relating to our press release announcing the appointment of Charles Gallagher as a non-executive director; and
•	Form 8-K, filed September 29, 2003, relating to our Form S-1.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED

Date: November 14, 2003	By:	/s/ Simon P. Duffy Simon P. Duffy Chief Executive Officer

Date: November 14, 2003	By:	/s/ Scott E. Schubert Scott E. Schubert Chief Financial Officer

EXHIBIT 31

CERTIFICATIONS

I, Simon P. Duffy, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NTL Incorporated;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ Simon P. Duffy Simon P. Duffy Chief Executive Officer and Director

I, Scott E. Schubert, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NTL Incorporated;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ Scott E. Schubert Scott E. Schubert Chief Financial Officer

Exhibit 32

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report on Form 10-Q of NTL Incorporated (the “Company”) for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Simon P. Duffy, as Chief Executive Officer of the Company, and Scott E. Schubert, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Simon P. Duffy
Name:	Simon P. Duffy
Title:	Chief Executive Officer
Date:	November 14, 2003

/s/ Scott E. Schubert
Name:	Scott E. Schubert
Title:	Chief Financial Officer
Date:	November 14, 2003

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.