Form 10-K
period 2003-12-31
NTL INC
filed 2004-03-11
CIK 906347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-22616

NTL Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1822078 (IRS Employer Identification No.)
909 Third Avenue, Suite 2863 New York, New York (Address of Principal Executive Office)	10022 (Zip Code)
110 East 59th Street New York, New York (Former address of Principal Executive Office)	10022 (Zip Code)
(212) 906-8440 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, par value $0.01 per share Warrants to purchase shares of Common Stock	Name of each exchange on which registered Nasdaq National Market Nasdaq National Market

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of March 10, 2004, there were 86,999,281 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding, excluding shares of the Registrant's common stock issuable upon the exercise of Series A Warrants to purchase 10,313,158 shares of the Registrant's common stock.

        The aggregate market value of the Registrant's voting stock held by non-affiliates as of March 10, 2004, based on the closing price for the Registrant's common stock on the Nasdaq National Market on such date, was approximately $4.1 billion.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated whether expressed or implied, by these forward-looking statements. These factors include:

  •
  potential adverse developments with respect to our liquidity or results of operations;

  •
  the significant debt payments commencing in 2005 and other contractual commitments coming due over the next several years;

  •
  the success of our proposed refinancing transaction;

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

  •
  interest rate and currency exchange rate fluctuations; and

  •
  the impact of our recent reorganization and subsequent organizational restructuring.

        We assume no obligation to update these forward-looking statements contained in this annual report to reflect actual results, changes in assumptions or changes in factors affecting these statements.

PART I

NTL CORPORATE STRUCTURE

NTL's Completed Restructuring

        On January 10, 2003, we emerged from reorganization under Chapter 11 of the US Bankruptcy Code. As part of the plan of reorganization, which we refer to as the Plan, we substantially reduced our indebtedness. In addition, since the completion of the Plan, we have enhanced our management team. We have a new chairman—James F. Mooney, a new chief executive officer—Simon P. Duffy, and a new chief financial officer—Scott E. Schubert. Prior to joining us, Mr. Mooney was the executive vice president and chief operating officer of Nextel Communications Inc., Mr. Duffy was the chief financial officer of Orange SA and Mr. Schubert was the chief financial officer of WilTel Communications.

        Pursuant to the Plan, our former parent NTL Europe, Inc., formerly known as NTL Incorporated, and its subsidiaries and affiliates were split into two separate groups, with us and NTL Europe, Inc. each emerging as independent public companies. We were renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets. NTL Europe, Inc. became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL Europe, Inc. and some of its subsidiaries, including us, were cancelled. We issued shares of our common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders. As a result, we are no longer affiliated with NTL Europe, Inc.

Historical Structure of the Company

        We were incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until January 10, 2003, the effective date of the Plan, or the Effective Date, we were a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, which was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure was implemented to pursue opportunities outside of the UK and Ireland, and was accomplished through a merger. Our stockholders at the time became stockholders of the new holding company, NTL (Delaware), Inc., and we became a wholly-owned subsidiary of the new holding company. The new holding company took the name NTL Incorporated until May 2000 when it was changed to NTL (Delaware), Inc., its current name.

        In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, referred to in this annual report as CWC (the operations acquired from CWC are called ConsumerCo), and was similarly accomplished through a merger. The stockholders of NTL (Delaware), Inc. became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company, and we remained a subsidiary of NTL (Delaware), Inc., referred to in this annual report as NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until the Effective Date of the Plan, at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to us.

        We remained a subsidiary of NTL Europe and NTL Delaware until the Effective Date, at which time NTL Europe and its wholly owned subsidiary NTL Delaware were separated from us pursuant to the Plan and we took the name NTL Incorporated.

        We conduct our operations through direct and indirect wholly-owned subsidiaries. Our principal executive office is located at 909 Third Avenue, Suite 2863, New York, New York 10022, and our telephone number is (212) 906-8440. Our World Wide Web site is www.ntl.com and the investor relations section of our web site is located at www.ntl.com/locales/gb/en/investors/companyinfo/default.asp. We make available free of charge, through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practical after they are filed with the Securities and Exchange Commission. Our filings are also available to the public at the web site maintained by the Securities and Exchange Commission, www.sec.gov.

Summary Corporate Structure

        The following chart shows on a condensed basis, the corporate structure of NTL through which our operations are conducted. As of December 31, 2003 it does not show our operating or other intermediate companies.

*
Includes Diamond Holdings Limited, or Diamond Holdings, the issuer of the 10% Senior Notes due 2008 and 9 1/8% Senior Notes due 2008, and Diamond Cable Communications Limited, the guarantor of those series of notes and the parent company of Diamond Holdings.

**
Includes the subsidiaries which secure our Senior Credit Facility.

***
Includes NTL (Triangle) LLC, or NTL Triangle, the issuer of the 11.2% Senior Discount Debentures due 2007.

Exchange rates

        The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as US dollars per £1.00. The noon buying rate of the UK pound on March 8, 2004 was $1.85 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low
1999	1.62	1.61	1.68	1.55
2000	1.49	1.51	1.65	1.40
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.64	1.78	1.55
2004 (through March 8, 2004)	1.85	1.84	1.90	1.79

(1)
The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

        The above rates may differ from the actual rates used in the preparation of the consolidated financial statements and other financial information appearing in this annual report on Form 10-K. Our inclusion of these exchange rates is not meant to suggest that the UK pound amounts actually represent these US dollar amounts or that these amounts could have been converted into US dollars at any particular rate, if at all.

        Unless we otherwise indicate, all UK pound amounts as of December 31, 2003 are translated to US dollars at an exchange rate of $1.7842 to £1.00, and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.6348 to £1.00. All amounts disclosed as of December 31, 2002 are based on an exchange rate of $1.6095 to £1.00, and all amounts disclosed for the year ended December 31, 2002 are based on an average exchange rate of $1.5025 to £1.00. All amounts disclosed as of December 31, 2001 are based on an exchange rate of $1.4543 to £1.00, and all amounts disclosed for the year ended December 31, 2001 are based on an average exchange rate of $1.4392 to £1.00. US dollar amounts for any individual quarter are determined by multiplying the UK pound financial result for the period from January 1 to the end of the current quarter by the average exchange rate for the same period and subtracting from this total the US dollar converted financial result for the previous quarter of that fiscal year as computed above. The variation between the 2002 and 2003 exchange rates has impacted the dollar comparisons significantly.

        The assets and liabilities of our UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the average rates for the respective years.

Item 1.    Business

RECENT DEVELOPMENTS

        On March 8, 2004, we entered into a commitment letter with Credit Suisse First Boston, Deutsche Bank, AG London, Goldman Sachs International and Morgan Stanley Senior Funding, Inc relating to a £2.425 billion new credit facility. The commitment by these lenders is subject to customary conditions as well as the issuance of high yield notes the proceeds of which, together with the proceeds from the new credit facility, will be sufficient to repay in full our existing senior credit facilities and our existing notes issued by Diamond Holdings and NTL Triangle. The aim of any new financing is to extend the maturity of our indebtedness and to reduce our weighted average cost of debt. We cannot provide any assurance that this refinancing transaction will be consummated.

ABOUT NTL INCORPORATED

        We are a leading broadband and communications services company in the UK and the Republic of Ireland based on total residential subscriber numbers. We provide our services to our customers through five reportable segments.

  •
  ntl: home provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to Internet Service Providers, or ISPs, in the UK.

  •
  ntl: business provides data, voice and Internet services to large businesses, public sector organizations and small- and medium-sized enterprises, or SMEs, located near our existing residential broadband network in the UK.

  •
  ntl: broadcast provides digital television, or DTV, analog television, or ATV, and radio broadcast transmission services, network management, tower site rental and satellite and media services, as well as radio communications to public safety organizations in the UK.

  •
  ntl: carriers provides national and international communications transport services to communications companies in the UK and the Republic of Ireland.

  •
  ntl: Ireland provides primarily cable television services, as well as telephone and Internet services, to residential customers and television, data, voice and Internet services to business customers in the Republic of Ireland.

        Our reportable segments are supported by various central shared services, including ntl: networks, which manages our UK national network. Other shared services include finance, IT and human resources. ntl: Ireland relies upon these central shared services to a lesser extent than our other reportable segments.

        For the year ended December 31, 2003, our consolidated revenues by reportable segment were as follows:

Line of Business	Revenue	Percentage of Consolidated Revenues
	(in millions)
ntl: home	$2,442.5	67.0%
ntl: business	461.2	12.7%
ntl: broadcast	439.2	12.0%
ntl: carriers	183.8	5.0%
ntl: Ireland	118.5	3.3%

Total	$3,645.2	100.0%

Business Strategy

        Our management team is focusing our efforts on improving the overall performance of our business. We are accomplishing this in a number of ways, including through:

  •
  Increased Focus on Profitability of Services and Customers—We instituted a number of initiatives to review major services within each of our reportable segments. We are using this information to emphasize our services and customers that are more profitable and to migrate away from those that are less profitable. To help us achieve these goals, we have significantly invested in our sales and marketing resources. In 2003, we grew our ntl: home sales and marketing employee force by approximately 55%. The increased headcount in sales and marketing has helped us increase customer penetration by adding approximately 181,500 net customers and 513,900 revenue generating units in 2003.

  •
  Continued Improvements to Our Capital Structure—Since emerging from bankruptcy under a plan of reorganization in January 2003, we have focused on stabilizing and rationalizing our capital structure to provide for long-term financial flexibility. Our reorganization resulted in the conversion of $10.9 billion of debt into equity. Following our reorganization, we had long-term debt less discount of £3.9 billion, or $6.3 billion. In connection with our rights offering in November 2003, we repaid approximately $1.2 billion of our obligations due under our 19% Senior Secured Notes due 2010 and our working capital facility, which substantially reduced our debt and interest expense. As of December 31, 2003, our long-term debt less discount was £3.2 billion, or $5.7 billion. The US dollar debt balance as of December 31, 2003 reflects a decline of the US dollar against the UK pound during 2003.

  •
  Improved Cost Controls—We continue to look critically at major expense categories. We also benchmark our costs against our competitors. As a result, we are continuing to pursue a number of cost reduction initiatives. By the end of 2003, we had significantly completed reorganizing our work force, reducing headcount by approximately 1,500 employees. On September 30, 2003, we amended our IT outsourcing agreement with IBM and are renegotiating various other vendor contracts to receive more favorable contract terms. Additionally, we recently announced the closure of our Brighton call center. We continue to look at other operational enhancements to further improve our cost controls, including further reducing headcount in various aspects of our business.

  •
  Realizing the Full Potential of Our Existing Network Asset Base—Our business is underpinned by a significant investment in our network infrastructure. We believe that we can successfully grow our business without having to expand or significantly upgrade our existing assets. For example, as of December 31, 2003, there were approximately 8.4 million homes passed by our ntl: home network. Homes passed is a cable industry term for the number of homes that can be connected to our network without further extending the cable distribution plant. Approximately 2.9 million of these homes currently use at least one of our services. Approximately 6.8 million of those homes are broadband-ready. Broadband-ready refers to homes that could receive broadband service without additional network investment. Accordingly, with limited infrastructure upgrade and capital investment, we have access to a substantial supply of potential new customers. We plan to focus our marketing efforts primarily on customers that are broadband-ready in order to increase our revenues and improve our profit margins. Our targeted marketing efforts resulted in the acquisition of approximately 432,100 new broadband customers in 2003 and as of March 1, 2004, we are now serving over 1 million customers.

  •
  Customer Retention and Improving Revenue Growth—In order to increase our revenues and profitability, we are emphasizing the retention of existing customers as well as selling more of our services to these customers. Accordingly, we have made the significant investment in sales and marketing resources discussed above. These efforts also include price incentives for customers who subscribe to more than one of our services. We are also seeking to improve customer service. Our success in improving our customer service is evidenced by a reduction in our residential customer churn in the UK. Customer churn is a cable industry term for the percentage of customers who stop using a provider's services. ntl: home lowered its annualized customer churn rate to 13.2% for the fourth quarter of 2003 from 15.9% for the fourth quarter of 2002. Our annualized customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter.

  •
  Rationalization and Integration of Disparate IT Systems—Our historical growth through acquisitions has resulted in numerous billing systems and technology infrastructure. We are in the process of merging most of these systems onto a single platform for use by our ntl: home and ntl: business reportable segments. We expect this integration to reduce costs and improve customer call center efficiencies. The integration program is substantially on plan. Through December 31, 2003, we have expended approximately £55 million, or $98 million, of which approximately £33 million, or $59 million, was incurred in 2003. We estimate that the total project cost for this integration will be £75 million, or $134 million. We are seeking to complete this integration by late 2004.

Our Businesses

        Our operations expanded significantly between 1998 and 2000, primarily through acquisitions. Since 2001, we have focused on restructuring, integrating these operations and improving the services we offer.

ntl: home

        Our ntl: home segment provides residential telephone, cable television and Internet services in the UK as well as wholesale Internet access solutions to UK ISPs. We are the largest direct provider of residential broadband services in the UK. We refer to each service we provide as a revenue generating unit, or RGU. For example, if we provided one customer with broadband Internet and telephone services, this customer would represent two RGUs. As of December 31, 2003, we had approximately 2.9 million ntl: home customers, representing approximately 5.5 million RGUs. As of December 31, 2003, our customer penetration rate was approximately 36.9%. The customer penetration rate measures the number of customers for our services divided by the number of homes within our service area that can potentially be served by our network with minimal connection costs. For the year ended December 31, 2003, ntl: home revenues increased by 14.2% to $2,442.5 million from $2,139.0 million in 2002, and expressed in UK pounds revenues increased by 4.9% to £1,494.1 million from £1,423.7 million during the same period.

        During 2003, ntl: home added 181,500 net new customers compared with a net loss of 174,300 customers in 2002. This achievement is primarily the result of our efforts since 2002 to improve the pricing and packaging of our services, improve our customer service experience and re-build a sales force that had previously been scaled back. Our gross activations increased to 557,800 in 2003 from 292,800 in 2002. In addition, our deactivations declined from 467,100, or a 16.8% average customer churn rate in 2002 to 376,300, or a 13.4% average customer churn rate in 2003.

ntl: home Services

Bundling advantage

        In addition to providing our customers with better service, we also continue our efforts to cross-sell or up-sell our services to existing customers. As of December 31, 2003, we had approximately 949,200 broadband Internet subscribers. Our packaging and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband Internet access, dual telephone and narrowband Internet access, dual telephone and television, or triple telephone, television and Internet access. For example, our Family Pack bundle offers over 100 television channels and a telephone line rental, and is subscribed for by approximately 70% of our DTV customers. In addition, we offer subscribers "two-for-one" incentives, like a free basic DTV subscription (for 12 months) with the purchase of our 24 hour unlimited UK call package.

        We believe that we are uniquely positioned in our service areas to use bundling to increase our customer base, reduce our customer churn rate and increase our profitability. As of December 31, 2003, over 70% of our customers received multiple services from us, and each of our ntl: home customers represented on average approximately two RGUs. In our service areas, we are the only service provider that can provide the full range of services that we offer. The table below shows other typical service providers who offer their services in our areas:

	ntl: home service bundling
	ntl: home	BT(1)	BSkyB(1)	Broadband Resellers(2)	Telephone Resellers(3)	Freeview
Telephone	3	3	5	5	3	5
Broadband	3	3	5	3	3	5
Dial Up	3	3	5	3	3	5
Television	3	5	3	5	5	3

Bundled Services	3	5	5	5	5	5

3
= service available.

5
5     = service not available.

(1)
Although BT Group plc, or BT, and British Sky Broadcasting Group plc, or BSkyB co-market each other's telephone and television services, customer and technical support remains distinct and customers are required to retain and pay for the different services separately.

(2)
For example, Freeserve, Tiscali and Virgin.net.

(3)
For example, Alpha Telecom, One.Tel, Tesco and Carphone Warehouse.

Broadband Internet access

        We were the first communications provider in the UK to launch a high-speed cable modem Internet service. This service links customers of our local cable networks to the Internet at up to 20 times the speed possible over standard telephone lines. Broadband Internet usage by residential customers remains a relatively new and undeveloped market. As of December 31, 2003, out of approximately 6.8 million homes currently able to receive broadband Internet service from us, we had approximately 949,200 residential broadband customers, a penetration rate of 14.0%.

        Unlike standard dial-up Internet, our broadband Internet service is an "always on" service, eliminating logging-on delays and the need to log off while using the telephone. We offer three tiers of broadband Internet services to our customers: 150Kb/s, 600Kb/s and 1024Kb/s, or 1Mb/s. Our 600Kb/s service provides an advantage over competing digital subscriber line, or DSL, services, which are generally offered at speeds of approximately 512Kb/s.

Cable television

        We offer both ATV and DTV to our customers. We have a number of ATV packages, which can be supplemented with premium channels and/or pay per view services. We also offer a wide range of digital services, including access to over 150 channels, advanced interactive features and a range of pay per view services. The selection of cable channels that we currently offer to our customers varies based on the particular area in which the service is provided. This variation is a result of the different channels offered by the various cable networks we acquired over the past several years and will decrease as DTV continues to be rolled out. In addition to offering many of the popular channels available on BSkyB's satellite platform, we also offer to all of our digital customers, through our joint venture with Telewest Communications plc, or Telewest, a cable-only movie, sport and special events pay per view television service called "Front Row." Front Row represented the first alternative in the UK to BSkyB in the provision of films and sports events through pay television.

        Our DTV technology enables a significant range of interactive services to be delivered that make use of the always-on return path. Examples of interactive services include game playing, television email and access to news, entertainment and information services from an on-screen menu.

        As of December 31, 2003, we provided cable television services to approximately 2.0 million residential customers, of which approximately 1.3 million received our DTV service and approximately 693,600 received our ATV service. This represents a decrease since December 31, 2002 of approximately 31,700 residential television customers, which includes an increase of approximately 101,000 DTV service customers and a decrease of approximately 132,700 ATV service customers. As of December 31, 2003, the penetration rate for our residential cable television services was approximately 26.0%.

Telephone

        We provide local, national and international telephone services to our residential customers. We tier our product offering with attractive pricing that includes "Talk Plans" that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. We believe that this combination of product tiering and pricing adds value to our offerings and enhances our market competitiveness. As of December 31, 2003, we provided telephone service to approximately 2.5 million residential customers, an increase of approximately 113,500 telephone service customers since December 31, 2002. As of December 31, 2003, the penetration rate for our residential telephone services was approximately 33.5%.

Additional services

        We provide wholesale Internet access solutions, including network services, call center operations and customer provisioning and billing to three of the leading UK ISPs, AOL, Virgin.net and Tesco.net. As of December 31, 2003, we had seven wholesale Internet customers. We also provide dial-up Internet services to approximately 407,900 customers as of December 31, 2003, a decrease of 35,500 customers since December 31, 2002. In addition, we provide Internet access to customers who are not directly connected to our network. As of December 31, 2003, we had approximately 117,700 of these indirect access customers, an increase of approximately 48,800 since December 31, 2002.

ntl: home Strategy

        Our network infrastructure enables us to offer existing and new customers within our service areas bundled services that include telephone, television and Internet services. We continue to focus on increasing customer penetration of relatively higher margin services like broadband Internet and telephone services through our competitively-priced bundled packages. We believe this will enable us to increase customer use of our services, thereby increasing our RGUs and average revenues per customer. From time to time, we have discussed with some of our suppliers of television programming content, including BSkyB, more favorable pricing or bundling terms. We and BSkyB have reached agreement on the main principles of a marketing incentive scheme that will provide us with improved economic terms based on increased sales of BSkyB's premium movie and sports channels. Conclusion of this deal is subject to certain matters, including the negotiation of a long form carriage agreement. Accordingly, there can be no assurance that any changes to the terms of our current agreement will be made. We also continue to focus on improving our customer service in order to minimize our customer churn rate while continuing to decrease our operating costs. We expect to improve customer call center efficiencies, provide customers with on-line access to their accounts and improve overall customer satisfaction with the integration of our different billing systems to a common platform.

ntl: home Customer Statistics

        The following table illustrates our residential customer statistics as of December 31, 2003 and 2002:

	As of December 31,
	2003	2002
	(subscriber totals in 000s)
Homes Passed	8,404.1	8,404.1
Homes Marketable(1)
Telephone	7,548.0	7,510.0
ATV	7,779.8	7,733.0
DTV	7,289.8	7,126.0
Broadband Internet	6,762.0	6,745.6

Customers
Single RGU	829.9	762.2
Dual RGU(2)	1,446.4	1,550.9
Triple RGU(3)	591.6	373.3

Total	2,867.9	2,686.4

Telephone Customers	2,525.0	2,411.5
Television Customers
DTV	1,330.0	1,229.0
ATV	671.7	804.6
Master Antenna Television	21.9	21.7

Total	2,023.6	2,055.3

Internet Customers
Dial-Up (metered)	158.0 (4)	122.7
Dial-up (unmetered)	249.9	320.7
DTV Access	12.8	26.8
Broadband	949.2	517.1

Total	1,369.9	987.3

RGUs(5)
Telephone	2,525.0	2,411.5
Television	2,023.6	2,055.3
Broadband Internet	949.2	517.1

Total	5,497.8	4,983.9

RGUs/Customers	1.92	1.86
Penetration(6)
Telephone	33.5%	32.1%
Television	26.0%	26.6%
Broadband	14.0%	7.7%
Customer	36.9%	34.7%

	As of December 31,
	2003	2002
	(subscriber totals in 000s)
Customer/RGU Movement
Opening Customers (at September 30)	2,809.5	2,667.0
Gross Adds	153.9	105.8
Disconnects(7)	(95.5)	(108.1)
—MATV included from December 31, 2002	—	21.7

Closing Customers (at December 31, 2003)	2,867.9	2,686.4

Quarterly Customer Adds	58.4	(2.3)
Quarterly RGU Adds	133.7	91.2
% Customer Churn (Quarterly churn annualized)(8)	13.2%	15.9%
Off-Net Telephone
Telephone	20.6	21.9
Telephone and Internet	117.7	68.9

Total	138.3	90.8

(1)
Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs. This is lower than homes passed owing to restrictions imposed by some landlords on accessing some multi-tenant buildings.

(2)
Dual customers include those subscribing to both ATV and DTV services.

(3)
Triple customers include those subscribing to four services: telephone, Internet, ATV and DTV services.

(4)
Includes 96,400 customers who have not logged on during the prior 30 days.

(5)
Each telephone, television and broadband Internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers.

(6)
Penetration rate measures the number of subscribers for our services divided by the number of marketable homes that our services pass.

(7)
Disconnects include customers which cancel service owing to moving premises. If these customers re-connect in another area, they are considered to be new customers.

(8)
Customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter.

ntl: business

        ntl: business provides a wide range of voice, data and Internet based communications services for our business customers. ntl: business targets large businesses, public sector organizations and SMEs. We generally divide our customers into three categories based on revenues generated or revenues expected to be generated by that customer:

  •
  Tier 1—each Tier 1 customer generally provides us with more than £100,000 of revenues annually.

  •
  Tier 2—each Tier 2 customer generally provides us with between £25,000 and £100,000 of revenues annually.

  •
  Tier 3—each Tier 3 customer generally provides us with less than £25,000 of revenues annually.

        This segmentation of existing customers enables divisional directors to devote resources and provide levels of service appropriate to levels of customer revenues. We primarily focus on our Tier 1 and Tier 2 customers. For the year ended December 31, 2003, ntl: business revenues decreased by 1.8% to $461.2 million from $469.8 million in 2002, and revenues expressed in UK pounds decreased by 9.8% to £282.1 million from £312.7 million. For the year ended December 31, 2003, Tier 1 and Tier 2 customers accounted for a majority of ntl: business's revenues, with Tier 1 customers accounting for a significant portion of those revenues. Our customers include Cambridgeshire County Council, Hertfordshire County Council, Blue Arrow, Fujitsu, HSS Hire Shops and Glasgow City Council.

ntl: business Services

Voice Services

Business Exchange Lines

        Our business exchange lines provide our business customers with analog telephone services that connect to customer telephone handsets or private automatic branch exchanges, or PABXs. Revenues for this service are derived from service installation, line rental and usage charges.

Business Line ISDN 30

        Our Business Line ISDN 30 service delivers 30 digital exchange lines over a single physical access link. The exchange lines may be used for voice or data applications or a mix of both. The number of digital exchange lines is sized to a customer's needs. Revenues for this service are derived from service installation, line rental and usage charges.

Centrex

        Our single and multi-site Centrex solutions provide customers with the facilities of a PABX without the need to invest in the provision and maintenance of a local PABX. Telephone calls between users within a building or in different buildings are handled through our network but appear to the user to be transferred through a local PABX. Revenues for this service are derived from installation, equipment rental, line rental and call charges.

Data Services

Leased Lines

        Our leased line services provide high quality dedicated connections between two customer locations. Customers use leased lines for voice, data and video applications, and for forming the basis of private networks. Service speeds are available at 2Mb/s, 10Mb/s, 34Mb/s, 45Mb/s, 100Mb/s, 155Mb/s and 1000Mb/s or 1Gb/s. Revenues for this service are derived from service installation and recurring rental charges based on distance.

Virtual Private Network

        We provide virtual private connections between customer locations. Virtual private networks deliver several connections over a single access link. This provides the benefits of a dedicated private network at a lower cost. Revenues for this service are derived from installation, access circuit rental and virtual connection rental charges.

Structured Cabling

        We provide in-building structured cabling services which include design, installation and project management of cable installations and upgrades. Revenues for this service are determined on a project by project basis.

LAN Services

        We provide design, installation and maintenance services for our customers' local area networks, or LANs. Revenues for this service are determined on a project by project basis.

Internet

Dedicated Internet Access

        We provide high speed dedicated Internet access to organizations that support web services from their own locations as well as organizations that have heavy demands for access to the Internet. Because we own our network, we can provide competitively-priced Internet access at higher speeds. In addition, we also provide cable modem access to our smaller customers. Our pricing is based on installation charges and recurring rental charges that vary based on the speed of access.

ntl: business Strategy

        Our network infrastructure passes within 200 meters of more than 570,000 business premises in the UK. We use our network infrastructure and brand to offer voice, data and Internet services to these business customers. We are currently focused on our existing business customer base with an emphasis on providing them a full set of services at competitive prices. We have also undertaken a detailed review of our cost base in this segment, with a view to right-sizing the organization for our customer base and improving profitability. For example, ntl: business decreased its headcount from approximately 2,100 employees in December 2002 to approximately 1,300 employees in December 2003. We plan to return to selective, capital-efficient customer growth in 2004.

ntl: broadcast

        ntl: broadcast provides site leasing, broadcast transmission, satellite, media, public safety communications and other network services. We use our wireless communication and broadcast transmission infrastructure in the UK and our facilities management expertise to provide our customers with enhanced services. Our ntl: broadcast segment has approximately 1,100 customers, including the leading UK mobile wireless operators, all major commercial television and radio broadcasters and public safety organizations like the police, fire and ambulance services across the UK. For the year ended December 31, 2003, ntl: broadcast revenues increased by 13.6% to $439.2 million from $386.6 million in 2002, and revenues expressed in UK pounds increased by 4.4% to £268.6 million from £257.3 million in 2002. This growth has been driven in part by the continued rollout of digital radio services and the growth achieved in public safety services.

        We also develop new service offerings to meet the needs of our customers and to drive the growth of our business. For example, over the last few years, we designed and implemented digital terrestrial television and digital audio broadcasting networks for many of our UK broadcast customers. ntl: broadcast is also using its core assets and competencies to provide innovative solutions to enhance the mobile coverage of our customers. Our solutions are based on technology that enables low power antennae to be discreetly placed away from the centralized transmission equipment in order to bring environmental and commercial benefits to mobile operators, local authorities and residents. Furthermore, with the recent migration from analog to digital systems in the public safety market, we have developed an integrated control room solution for the police market. We also developed and deployed a wireless call out system for emergency services that is being used by the Royal National Lifeboat Institution in the UK and the Republic of Ireland.

ntl: broadcast Services

Site Leasing Services

        We have the second largest independent portfolio of wireless towers and sites available for lease in the UK. Our network includes most of the major population centers and highways in the UK. As of December 31, 2003, we had a UK wireless infrastructure network of 2,222 multi-user tower sites and undeveloped sites. We own, lease, manage, license, share and have conditional options for or access to 1,526 UK tower, rooftop and third party-owned sites and have limited rights to access or acquire approximately 696 undeveloped sites. Our primary site leasing business is the leasing of antenna space on our sites to a diverse range of wireless service providers, including providers of mobile telephone, paging, specialized mobile radio and wireless local loop services. We have also developed a range of complementary services that use our tower expertise, including infrastructure services, site selection and acquisition, design and construction, antenna installation, network planning and management and tower maintenance. Our site leasing contracts generally have a duration of approximately 10 to 12 years. We also use the broadcast transmission sites of Crown Castle UK Limited, or Crown, a subsidiary of Crown Castle International Corp., pursuant to our reciprocal sharing arrangement with Crown. See "—Properties."

        Second generation, or 2G, wireless services have been the major driver of our growth to date, but we expect 3G wireless services to drive further revenue growth. During 2000, the UK government awarded five national universal mobile telecommunications systems, or UMTS, licenses. Each of these licenses has a duration of 20 years, commencing January 2002. Under the terms of these licenses, each operator is obligated to provide services to at least 80% of the UK population by December 2007. Construction of these networks commenced in 2001 and is expected to generate further demand for suitable existing and new sites over the next few years.

        The growth of wireless communications has created a need for good cellular coverage in all commercial areas, including reliable wireless communications infrastructure inside buildings. We believe this requires a new type of radio site that, unlike towers, will be located inside large public access buildings, like commercial spaces, transport hubs and shopping malls. We offer wireless connectivity services that provide enhanced cellular coverage in high traffic areas. As of December 31, 2003, we had 59 wireless connectivity services agreements in place for large public access buildings, 49 of which have been installed with shared coverage systems. Shared coverage systems allow us to carry the wireless traffic of more than one operator over our network at one time.

        We provide site leasing and services to approximately 340 wireless operators, including all UK mobile telephone operators, major paging companies and many of the largest wireless voice and data carriers.

Broadcast Transmission Services

        We provide television and radio broadcast transmission services through our broadcast transmission infrastructure network in the UK. We are one of only two major companies providing transmission sites and services to the broadcast industry in the UK. Unlike most broadcasters in the United States, we own and operate not only the towers, but also the broadcast transmission infrastructure. Therefore, our broadcast customers rely on our network and package of integrated turn-key services to distribute and broadcast their content. This opportunity has enabled us to develop strong relationships with our customers, which in turn has helped us to better understand their needs and to customize new services for them. Our broadcast customers generally hold long-term licenses and enter into service agreements with us that typically last for 8 to 12 years.

        We provide analog and digital broadcast transmission services for national and regional television and radio broadcasters. Our ATV network provides coverage to almost all of the UK population from approximately 1,200 sites for ITV, Channel 4/S4C and the majority of the UK for Five, formerly Channel 5. Our DTV network provides coverage reaching most of the UK population from 80 sites for two national DTV licensees. We provide these licensees with the DTV carriage services they need to broadcast their channels.

        We provide a range of services to radio broadcasters, including target service area planning, site location, system build, operations and maintenance. Our customer base for analog radio includes over 200 commercial national, regional and local stations in the UK. Our radio business has grown significantly over recent years with the emergence of digital radio. As of December 31, 2003, the UK government has licensed our affiliate, Digital One Limited, or Digital One, as the only national commercial digital radio licensee as well as 42 regional and local commercial licensees. We have secured contracts to build the transmission and supporting network for Digital One as well as for 38 of these 42 regional and local licensees.

Satellite and Media Services

        We provide satellite and media services in the UK and additional value-added services to generate incremental revenue. We own and operate satellite up-linking facilities consisting of over 30 fixed satellite up-link dishes able to access over 50 satellites achieving global coverage through international partners and a network of mobile and transportable up-links, management and systems. We provide our satellite customers with program and content distribution services for over 180 full-time channels through satellite and fiber. In addition, we have facilities for value-added services like playout services, remote satellite news and full outside broadcast. Our full-time satellite and playout services contracts generally have a duration of 3 to 5 years.

        We believe that our ability to offer a full range of services, including content gathering, distribution and transmission, is uncommon in the UK market. We have expanded our service offerings over time to meet the growing needs of our customer base.

        Our satellite and media customers include programmers who own and operate packages of content or channels, news agencies, sports broadcasters and production companies. Our customers include CNN, Turner Classic Movies, the Cartoon Network, the British Broadcasting Corporation, or the BBC, the Discovery Channel, QVC, the Associated Press Television Network and BSkyB.

Public Safety Services

        We offer a wide range of communications services to public safety organizations. These services include the design and operation of radio networks, voice and data services and the provision of support, maintenance and facility management services. We provide independent systems integration services, in both mobile radio communications and fixed-line communication networks, making a wide range of technologies suitable and effective for the demanding public safety environment. We have introduced a new range of managed services for radio and integrated communications technology. As a result, we are the UK's largest provider of radio communications managed services in the public safety sector. We have also secured new managed services contracts to connect regional police forces to their new airwave digital network.

        We provide services to approximately 400 customers in the public safety sector. The Metropolitan Police in London is our largest public safety customer.

ntl: broadcast Strategy

        Our strategy is to continue to build strong customer relationships with existing customers and to provide differentiated service offerings to both existing and new customers. Capital investment within ntl: broadcast is largely focused on gaining new contracts. We seek to secure contracts that are long-term and cash generative.

        In the site leasing services area, our strategy is to maximize long-term site leasing contracts by increasing the number of mobile operators leasing our tower network. We also provide coverage solutions in public buildings and cities in the UK using our fiber network.

        Within broadcast transmission and satellite and media services, our strategy is to be the technical out-sourcing partner of choice by providing end-to-end connectivity services using our various products and infrastructure.

        Within the public safety sector, we manage communications systems that are mission critical for our public safety customers. As the public safety market transitions from analog to digital systems, we are providing transition management services and we are seeking to enter into new service contracts with our customers.

ntl: carriers

        We provide external network services to national and international telecommunications operations by supplying fiber and transmission capacity to connect carriers to national and local networks in the UK and Ireland. Our ntl: carriers segment has over 40 customers. Customers include fixed line and mobile telecommunications operators, like Orange Personal Communications Services Limited, or Orange, and BT Global Services. For the year ended December 31, 2003, ntl: carriers revenues increased by 2.3% to $183.8 million from $179.7 million in 2002, and revenues expressed in UK pounds decreased by 6.0% to £112.4 million from £119.6 million.

        Our contracts with fixed line and mobile telecommunication operators, other than prepaid contracts, have an average duration of approximately five years. As of December 31, 2003, there was an average of three years remaining on these contracts. Our largest ntl: carriers contract is a five-year, £235 million contract with Orange, which expires in 2006. This contract encompasses the design, construction and maintenance of network infrastructure for Orange. For the year ended December 31, 2003, revenues from services provided under this contract were approximately £42.8 million. The contract is structured so that revenues are paid after each phase of construction is completed. Each individual phase is contracted for a five-year period.

ntl: carriers Services

        We provide external network services to national and international telecommunications operations in the UK and Ireland. We provide customers with a mix of dark fiber, bandwidth, voice and support services, including equipment maintenance, monitoring and co-location. We also have connectivity to many of the UK's international cable landing stations. These are shore-based locations where major submarine cable operators land their sea cables. The wholesale market saw the reorganization or bankruptcy in 2002 of many of the new entrant operators, especially those companies whose focus had been on serving carriers. As a result of this, several customers that had signed contracts with us are no longer in business. While this will have some effect on ntl: carriers revenues for 2004, most of our existing contracts are now with telecommunications companies with high volumes of retail traffic. Furthermore, our sales focus is on UK telecommunications companies who service the retail rather than the wholesale markets.

        We supply core inter-switch capacity to UK mobile operators. We also supply connectivity between switch sites and local aggregation points from various mobile base stations. We have commercial relationships with four of the five incumbent mobile operators in the UK.

ntl: carriers Strategy

        We expect to continue serving the retail service provider marketplace through our strategy of providing high quality and competitively priced services, customized to meet the needs of other telecommunications operators that need to expand their networks. We have migrated from building large networks to incrementally developing existing assets and new products. In addition, we are benefiting from our customers' decision to lease additional capacity instead of constructing their own networks.

ntl: Ireland

        We provide cable television and MMDS telephone, and Internet services in the Republic of Ireland. Our network service areas are located in Dublin, Galway and Waterford. As of December 31, 2003, we had approximately 327,200 residential cable television customers in Ireland, a decrease of approximately 21,900 customers from December 31, 2002. As of December 31, 2003, we had a 70.6% customer penetration rate in the 463,700 homes passed by our cable network. We also had approximately 4,050 business customers at December 31, 2003, a decrease of approximately 600 customers from December 31, 2002. For the year ended December 31, 2003, approximately 85% of our revenues were derived from residential customers and approximately 15% of our revenues were derived from business customers. Telephone and Internet services currently contribute minimally to our residential revenues.

        The decrease in the number of residential customers is partially a result of our implementing a more rigorous credit policy that caused involuntary disconnections of some of our customers. This did not have a significant overall impact on our consolidated results of operations or cash flow.

        For the year ended December 31, 2003, ntl: Ireland revenues increased by 31.7% to $118.5 million from $90.0 million in 2002, revenues expressed in UK pounds increased 21.0% to £72.5 million from £59.9 million, and revenues expressed in euros increased by 10.1% to €104.8 million from €95.2 million.

ntl: Ireland Services

Cable Television

        In the Republic of Ireland, we primarily offer ATV services within our three network service areas. Our analog service has a basic pack of 15 television channels. It carries Irish and UK channels and a selection of quality satellite channels.

        We also offer DTV services in all of our network service areas. Our digital service packaging and pricing strategy is to encourage our analog subscribers to upgrade to the digital service while retaining the basic analog entry package. We provide a basic DTV package offering a wide selection of digital channels with a low entry price point. If subscribers upgrade to digital, encouraging subscription to additional services like digital premium sports, movie services and special interest channels can generate further revenues. As of December 31, 2003, we had 58,600 digital subscribers.

MMDS

        We launched our digital MMDS service in April 2003. As of December 31, 2003, we had approximately 12,718 digital MMDS subscribers, as well as approximately 4,377 analog MMDS subscribers. We plan to continue marketing our MMDS services.

Business Services

        Our service offerings in the Republic of Ireland include business telecommunications and Internet services. We provide dedicated lines to business customers in our Dublin network service area for Internet access with speeds ranging from 64Kb/s to 34Mb/s. We also sell leased lines in Dublin to customers requiring connectivity. One of our business objectives is to achieve higher penetration within large corporate businesses based in the Dublin region.

ntl: Ireland Strategy

        ntl: Ireland will focus on revenue growth per customer through continued migration of residential analog customers to our digital service and on a gradual expansion of broadband services within our cable network. ntl: Ireland will also continue to focus on profitable growth and effective utilization of available network capacity for its business customers.

Our Network

        Our business is underpinned by significant investment by us and the companies we have acquired in our network infrastructure. We believe that we can successfully grow our business by generating additional revenue from our existing assets with limited infrastructure upgrade and capital investment.

        ntl: networks operates, manages and maintains the core network infrastructure that transports our voice, Internet, data, optical and digital television services. The networks group governs the architecture of all of our networks, plans and implements network capacity and operates our telephone, data and backbone transmission networks. It plans network strategy and creates architecture for national and local access networks, setting technical standards for the whole network. It also manages our network security and the radio frequency spectrum on the broadband local access network. There are two dedicated network sites.

Infrastructure

        Our broadband communications network in the UK currently passes approximately 8.4 million homes. Our high-capacity two-way local broadband fiber networks serve entire communities throughout our regional franchise areas. Our fiber optic cables also pass a significant number of businesses in these areas and are connected to distribution points or nodes.

        The core network has a fiber backbone that is approximately 9,900 kilometers long. This includes 7,600 kilometers which are owned or operated by us and approximately 2,300 kilometers which are leased fiber from other network owners. A total of 99 switches direct telephony traffic around the core and local networks. In addition, we have more than 500 hub sites, points of presence, repeater nodes or other type of network site, and over 140 radio sites.

        The transmission network uses synchronous digital hierarchy. This technology allows high-speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. Our backbone network also provides asynchronous transfer mode, or ATM, and Internet protocol, or IP, services. The duct network was built with sufficient duct capacity to accommodate up to 2,300 fibers on the majority of the network. This network was designed to enable the placement of active components, like routing devices, close to our customers, allowing us to offer a broad range of voice and data services. The backbone transmission network connects all our voice switches and broadband Internet protocol routers.

        We have a variety of alternative methods to carry our national telecommunications network over the "last mile" to the premises of those customers which are located outside of our cabled areas. We:

  •
  obtain permits to construct telecommunications networks, and build out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer;

  •
  lease circuits on the local networks of other service providers to connect to our customer's premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, and can often be put in place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify it; and

  •
  connect customers to our national telecommunications network via our extensive tower infrastructure by implementing point-to-point microwave radio links between tower sites and our customers.

IT

        We outsource the management of the primary elements of our IT systems to IBM, pursuant to an agreement with IBM which terminates in 2013. We retain control of our IT activities that are fundamental to our competitive advantage and key to the development of our intellectual property. The services IBM provides include:

  •
  management of our mid-range IT equipment;

  •
  software application development;

  •
  software application maintenance and support;

  •
  management of our internal voice and data network;

  •
  end-user help desk services; and

  •
  end-user desk top and lap top computing support.

        On September 30, 2003, we amended our agreement with IBM. Under this amended agreement, prices for services previously provided to us by IBM were renegotiated on terms more favorable to us. IBM will also provide additional services to us. Under the amended agreement, annual service charges may be reduced if we successfully implement our integrated billing systems and, as a result, achieve cost savings. Although this agreement terminates in accordance with its terms in 2013, we have the right to terminate it, with or without cause, on or after May 23, 2006, subject to paying a termination fee. If we terminate the contract on or before December 31, 2010, we must pay a termination fee equal to £15 million. This fee decreases each subsequent year to approximately £5.0 million in 2013.

Competition

        We face significant competition from established and new competitors in the areas of residential telephone services, business telecommunications services, Internet and cable television.

ntl: home

        We compete primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. In addition to BT, other telecommunications companies, like Alpha Telecom, One.Tel, Tesco and Carphone Warehouse, compete with us in the residential telecommunications market. In particular, carrier pre-selection may increase the appeal of indirect access operators. These carriers offer discounted call charges that may undercut our prices. BSkyB currently markets residential telecommunications services on an indirect access basis. Indirect access typically requires the customer to dial additional digits before entering the primary telephone number. This diverts calls onto another operator's network.

        We also compete with mobile telephone networks that may threaten the competitive position of our networks, particularly if call charges are reduced further on the mobile networks. However, we expect that any decrease in demand for telephone services as a result of competition from mobile telephone networks may be at least partially offset by increased demand for our services to mobile telecommunications operators, which are provided by ntl: carriers and ntl: broadcast.

        Our cable television service competes with digital terrestrial television services like Freeview, a service provided by DTV Services Limited, a joint venture between BSkyB, Crown Castle International Corp. and the BBC, digital satellite television services offered by BSkyB and satellite master antenna systems. In addition, pay television and pay per view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services.

        Our Internet services compete with BT and resellers of BT's Internet services. Competition in the Internet services market has been increasing. For example, the launch by Freeserve of aggressive retail price discounts may, if successful, encourage other ISPs to also introduce discounted prices and other similar offers. We expect that the level of competition in the Internet service market to increase significantly.

        We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services, including Internet, interactive television and online services, as well as multi-product packages designed to encourage customers to subscribe to multiple services. The packages we currently offer to the majority of our UK residential customers comprise telephone service, narrowband Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. Our packaging and pricing are designed to encourage our customers to use multiple services from us like dual telephone and broadband, dual telephone and narrowband, dual telephone and television, or triple telephone, television and Internet access. Of our peers, only Telewest, which does not offer its services in our service areas, is able to directly offer the full range of services we provide.

ntl: business

        We face a wide range of competitors in the UK market. The nature of this competition varies depending on geography, service offerings and size of the marketable area. Only BT and Telewest have both extensive local access networks and a national backbone network. However, as Telewest's local networks do not overlap with our own networks, we do not compete with Telewest to any material extent. BT is a major competitor in almost all of our opportunities. Cable and Wireless plc, or C&W, and Energis own national backbone networks and they tend to focus on the large enterprise/corporate markets. However, these companies do not own local networks to any material extent and rely on wholesale arrangements to supply their customers.

        Colt Telecom Group plc has an extensive network particularly in London and also focuses on large enterprise and corporate accounts. Thus Group plc has its network in Scotland, principally in Edinburgh and Glasgow, and United Utilities plc has its network in Manchester. We face these competitors on a local basis mainly in the medium to large end of the SME market and in the market for larger corporate accounts and public sector organizations. In addition, for voice services we compete with a number of resellers who purchase wholesale minutes from BT and others and compete aggressively in the retail market.

        Although many customers have a dual supplier sourcing policy, competition remains based on price and quality of service. We expect price competition to intensify as existing and other new entrants compete aggressively. Most of these competitors have substantial resources and we cannot assure you that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with these competitors in the business telecommunications market.

ntl: broadcast

        Crown is our primary competitor in the terrestrial broadcast transmission market in the UK. Crown provides analog and digital transmission services primarily to the BBC. Crown has diversified from its core broadcast transmission business by using its transmission infrastructure to enter into the wireless site leasing business and telecommunications sectors.

        Although Crown is our direct competitor, Crown and we have reciprocal rights under a site-sharing arrangement to use each other's sites for broadcast transmission in order to enable each of us to achieve countrywide coverage. For a description of our site sharing arrangements see "—Properties."

        Crown also offers site rental on a significant number of its sites, some of which are managed on behalf of third parties. Like us, Crown offers a full range of site-related services to its customers, including installation and maintenance. We believe our towers to be at least as well situated as Crown's towers and that we will be able to continue expanding our own third-party site-sharing penetration.

        All four 2G UK mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. T-Mobile and O2 (UK) Limited have announced joint deployment on some sites in the UK. BT and C&W are both major site-sharing customers but also compete by leasing their own sites to third parties.

        Several other companies compete in the market for site rental. These include Gridcom UK, which is part of the merged National Grid Lattice plc, the Automobile Association and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

        Airwave, a division of MMO2 plc, and Vivista Ltd. compete with ntl: broadcast in bidding for managed services in the digital public safety market in the UK. Airwave uses our towers as part of its network. BT, Kingston Communications (Hull) Plc, or Kingston Communications, the BBC and Globecast, the broadcast service division of France Telecom, compete in the provision of satellite and media services.

ntl: carriers

        BT and C&W are our principal competitors across the carrier services and mobile markets. Competition is based on price, range and quality of services. BT has a local access network across the UK that puts BT in a strong competitive position. Competition is most intense on key city-to-city routes where new entrants have increased the number of suppliers and had a significant negative impact on prices. Where opportunities are more closely aligned to the geographic areas we serve, the number of our competitors is significantly reduced.

ntl: Ireland

        Since 1998, BSkyB has had a presence in the Irish pay-television market. In the past three years, BSkyB has aggressively marketed its digital television service to Irish consumers. We estimate that BSkyB is the second largest pay television operator in the Irish market, based on the number of subscribers, after ntl: Ireland. BSkyB completed a deal in April 2002 with Radio Telefís Éireann and TV3 Television Network Limited, the Irish free to air broadcasters, to carry the television stations RTE1, Network 2, TV3 and TG4 on its second tier package.

        The other principal competitors to our business operations in the Republic of Ireland are Eircom Limited and ESAT BT, a subsidiary of BT.

Government Regulation

Regulation by the European Union

        The European Union, or EU, regulates our business through various legislative means. In February 2002, the EU adopted a package of legislative measures, which set out a new framework for electronic communication to ensure that the legislation is more technology neutral. The new regulatory framework, or NRF, consists of:

  •
  five harmonization directives, including a framework directive and four specific directives on authorization, access and interconnection, universal service and users' rights, and data protection in telecommunications services;

  •
  a regulation on unbundling the local loop;

  •
  a draft liberalization directive; and

  •
  a decision on EU radio spectrum policy.

        The UK and Irish governments implemented these directives into law by the enactment of the Communications Act 2003 and the Communications Regulations Act 2002. See "—Regulation in the UK" and "—Regulation in the Republic of Ireland."

Regulation in the UK

        We are subject to statutory regulation under the Communications Act 2003 and the Broadcasting Acts 1990 and 1996.

        Under the Communications Act 2003, companies intending to provide designated electronic communications networks, or ECNs, or designated electronic communications services, or ECSs, are required to give prior notification of their intention to do so to the Office of Communications, or OFCOM, in accordance with various conditions. This notification procedure replaces the previous regime of individual licenses required by the Telecommunications Act 1984. As a prior holder of a public telecommunications operator license under the Telecommunications Act 1984, we are automatically deemed to operate under the new regime. Our entitlement to provide services extends throughout the UK. The UK regulatory regime was supervised and enforced by the UK Office of the Director General of Telecommunications, or OFTEL, until January 1, 2004, when enforcement powers were transferred to OFCOM. A breach of any conditions, which apply to us, can lead to fines and ultimately to revocation of the right to provide a designated ECN or a designated ECS.

        We also hold a number of television licensable content service licenses to provide television content services under the Communications Act 2003. These licenses are also supervised and enforced by OFCOM. Any breach of the conditions of these licenses, which apply to us, can lead to fines and ultimately to revocation of the right to provide the service.

SMP and market reviews

        The notification procedure contains certain conditions, which apply only where a service provider has been found to have significant market power, or SMP, in a relevant market. SMP is similar to the competition law concept of market dominance.

        In 2003, OFTEL began a series of market reviews intended to identify which operators have SMP in a range of telecommunications and broadcasting markets. OFTEL's provisional finding was that all fixed operators would have SMP in relation to the termination of voice calls on their own network. This finding is consistent with earlier findings that all mobile companies similarly enjoy SMP in relation to the termination of calls on their networks. The OFTEL finding was based upon OFTEL's determination that the charges related to the termination of voice calls were not subject to competitive pressures because these charges are reflected on the bills of the calling parties who are not the operators' own customers.

        In August 2003, OFTEL issued a statement confirming this finding. OFTEL set out the obligations that we and others would be expected to adhere to in light of this finding. A condition of the notification procedure will require us to offer a fair and reasonable rate to interconnecting operators for the termination of calls on our network. OFTEL indicated that it would consider a fair and reasonable rate to be one that was no higher than the regulated rate that BT must offer to terminate calls on its network. As we already offered and received voice calls to BT and to other operators at a rate equivalent to the regulatory rate imposed on BT, it does not appear that this ruling has had a material effect on us.

        With respect to all of our other voice, data and Internet markets, OFTEL's conclusions, adopted by OFCOM, have been that we do not have SMP.

SMP and the broadcast transmission market

        During 2003, ntl: broadcast's transmission business has continued to be subject to price regulation by OFTEL of some of its services under Communications Act 2003 regulatory regime. Our price-regulated business consists of the analog terrestrial television transmission services provided to the ITV companies and Channel 4/S4C, including the operation and maintenance of transmission equipment.

        The price controls imposed on us are based on the allowable revenues we generated in 1997 of £53.4 million. For each subsequent year of the control, we are required to reduce our revenues by 4% per year, after allowing for consumer price inflation. These controls were extended through December 31, 2003, while the market review was being conducted. In the interim, OFTEL issued a Statutory Notice extending the previous regulatory requirements of the Telecommunications Act 1984 until the new market review is completed.

        On September 9, 2003, OFTEL published its initial review of the markets for terrestrial television and radio broadcast transmission, setting out its provisional findings on market definition, market power and possible remedies.

        In its provisional findings, OFTEL concluded that we and Crown have SMP in the market for access to our respective masts and sites for the purposes of analog and digital terrestrial television broadcast transmission services to end users. No party has SMP in the equivalent markets for radio transmission. The net effect of this finding, if implemented, would be to extend the scope of regulation to cover digital as well as analog terrestrial broadcast transmission.

        However, OFTEL also indicated in its provisional findings that it did not favor maintaining the existing analog terrestrial price control regime, or introducing a new digital terrestrial price control regime, for either us or Crown. OFTEL stated that it would, in lieu of a price control, impose requirements on us and Crown to grant access to our masts and sites on reasonable terms to each other and third parties for the purposes of both analog and digital terrestrial television broadcast transmission to end users. OFTEL also stated that it would require that charges for this access be reasonably derived from the cost of provision, and to require that there be no undue discrimination in the terms offered for this access. Crown and we would in addition be required to publish a reference offer setting out prices, terms and conditions. Comments have now been published on this proposal but no final decision has yet been made by OFCOM.

Regulation of BT

        The regulation of BT is also key to our business in a number of ways. Because BT is the dominant provider of voice telephone services and our major rival in broadband services with a continued

monopoly of the DSL local loop, it is important to us that BT is subject to strict controls regarding anti-competitive behavior. However, regulation in the form of retail price controls can also reduce pricing to unsustainable levels. Finally, "open access" regulation in either voice telephone services or data markets could facilitate entry by other providers, including service providers that do not own and run their own access infrastructure, intensifying the competitive threat to us.

        BT is subject to the same notification procedures as us and also to the same process of market reviews to determine whether there is SMP. The reviews completed to date have all concluded that BT has SMP in several markets. The remaining reviews have made similar provisional findings. The effect of these reviews has been to subject BT to a large number of regulatory requirements at both the retail and wholesale levels.

        BT will also be subject to a general presumption of market dominance in relation to its commercial behavior in relevant markets where it holds SMP, which is likely to lead to restrictions on its ability to price and bundle services.

        OFTEL has stated that it intends to avoid retail price regulation wherever possible in favor of behavioral remedies, like fines for abusive conduct, and measures that stimulate competitive entry, like unbundling broadband services and carrier pre-selection for voice telephone services. Regulation is unlikely to reduce prices directly but we could face an increase in the number of competitors using BT's access infrastructure.

Other conditions of the General Authorization

        As an ECN, we must satisfy a number of conditions, including:

  •
  requirements to offer outbound number portability to customers wishing to switch to another network, and to support inbound number portability when we acquire a customer from another network on reasonable terms, including charges. The number portability requirements are specified in detail in a functional specification that is subject to periodic review and modification. As a result, number portability requirements could become more onerous over time;

  •
  requirements to offer directory inquiry services to subscribers of all networks. In September 2001, OFTEL announced that the existing "192" directory inquiry number would be withdrawn and replaced with a new structure in which customers would have access to a range of service providers using different six-digit codes. The "192" directory inquiry number was withdrawn on August 24, 2003. Our new directory inquiry number is 118 878;

  •
  requirements to provide directory inquiry information to third parties. This necessitates systems development costs to develop intra-industry transfers of data;

  •
  requirements to publish up-to-date price information;

  •
  powers to require operators to report and publish quality of service data; and

  •
  powers to enforce compliance with a recognized standard for auditing metering and billing systems.

Rights of way

        Under the Communications Act 2003, service providers are eligible for enhanced legal rights in respect of access to private land, exemption from certain requirements of general planning law and, under the Electronic Communications Code, the right to install equipment in the public highway. The Electronic Communications Code therefore creates a legal framework for the installation and maintenance of a telecommunications network. These rights are subject to certain conditions relating to the use of powers which may be specified from time to time by the UK Department of Trade &

Industry, or the DTI. Failure to adhere to these conditions could lead to fines or ultimately to the revocation of rights under the Electronic Communications Code.

Universal service obligations

        The Communications Act 2003 introduced powers relating to universal service obligations. Following a direction by OFTEL, BT and Kingston Communications continue to be the only operators to be affected by universal service obligations, except the obligations to provide:

  •
  a text relay service for the hard of hearing at reasonable cost;

  •
  braille bills to the blind; and

  •
  priority fault repair to customers with disabilities.

        However, OFTEL recommended that OFCOM should conduct a full review of universal service in 2004, including a review of the funding of the provision of universal services. This will form part of the strategic review of telecommunications (see below). It is possible that this might recommend universal service obligations be imposed on service providers including us. Although BT and (in the city of Hull) Kingston Communications would be the primary obligated parties, other service providers could be required to contribute to a universal service fund that would in part compensate BT and Kingston Communications for the execution of their own universal service obligations.

Strategic review of telecommunications

        OFCOM has decided that one of its first key tasks will be to review the UK telecommunications sector. The terms of reference are very wide and its conclusions will shape the strategy through which OFCOM promotes competition in the sector. The review is expected to be concluded by the fall of 2004. However, OFCOM's subsequent actions will still need to fit within the New Regulatory Framework of the EU (see "Regulation by the European Union" above). Within those parameters, it is possible that OFCOM's conclusions might lead to the further relaxation of regulation on BT; alternatively, they might recommend tighter regulation or even structural reorganization of BT which could potentially benefit us.

Competition Act 1998

        The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements. It also introduced third party rights, stronger investigative powers, interim measures and enforcement powers. These enforcement powers include fines of up to 10% of annual UK revenues for each year of a breach, up to a maximum of three years. The Competition Act 1998 is enforced by the Office of Fair Trading, or OFT, and gives concurrent enforcement powers to the sector regulator, OFCOM, and previously OFTEL. The Act also enables third parties to bring enforcement actions directly against persons, including telecommunications operators, who are in breach of the prohibitions and seek damages, rather than have to wait for OFCOM to undertake enforcement action.

        In February 2000, OFTEL issued specific guidance on the application of the Competition Act 1998 in the telecommunications sector. This guidance stated that OFTEL would follow closely the general principles set out in the OFT's guidance on the application of the Competition Act 1998 in its application of those prohibitions. In addition, the regulators are not permitted to reach decisions that are inconsistent with European Community, or EC law.

        The Competition Act 1998 limits the types of agreements and arrangements we can enter into. For example, we may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by us.

Enterprise Act 2002

        The competition and consumer protection provisions of the Enterprise Act 2002 came into force on June 20, 2003. These provisions introduced a range of measures to enhance business by strengthening the UK's competition law framework. The main reforms in the Enterprise Act are:

        Competition.    To a large extent, independent competition bodies rather than the DTI will now make decisions on merger and market investigations using competition-based tests. In the case of merger control, a competition-based test replaces the existing public interest test and will assess whether relevant mergers may lead to a "substantial lessening of competition." In addition, a new jurisdictional threshold on revenues replaces the previous gross assets test. The acquisition of a business with annual sales in the UK of £70 million or more will constitute a merger that the OFT has a general duty, subject to certain exceptions, to refer for investigation by the Competition Commission if OFT believes the merger may be expected to result in a substantial lessening of competition in the UK.

        Under the new regime, the competition authorities are obliged to consult on and give reasons for all significant decisions. There is a new right of appeal to the Competition Appeal Tribunal, or CAT, in merger and market inquiries. Inquiries have to be completed within statutory maximum timetables. Reforms to the Competition Commission's procedures allow for a more transparent and better-informed remedy-setting phase following the publication of provisional competition findings.

        Individuals who cause or encourage the making of agreements between competitors designed to fix prices, share markets, limit supply or production and rig bids within the UK, can be prosecuted and punished by imprisonment for up to 5 years and unlimited fines. The courts may also order the disqualification for up to 15 years of directors whose companies have committed a breach of UK or EC competition law. Victims of anti-competitive behavior will have greater opportunities to gain redress, and will now find it easier to bring claims for damages for losses suffered owing to anti-competitive behavior. Where infringement has already been established by the OFT, CAT or the European Commission, the CAT can award damages for that infringement. Where there have been no such prior findings of infringement, claims may still be pursued in the High Court, although the claimant itself will in these circumstances need to establish that there has been an infringement.

        Consumer Protection.    Stop now orders will now be available to protect consumers from traders who do not meet their legal obligations. The new enforcement regime will apply to infringements of a wide range of legislation protecting the economic interests of consumers, like failing to carry out a service to a reasonable standard. This will also ensure that honest traders, especially small businesses, do not face unfair competition from those who engage in unlawful conduct.

        Designated consumer bodies will be empowered to make "super-complaints" to the OFT about features of a market that are harming consumers. The aim is to address situations where markets have failed to work for consumers, rather than the conduct of particular companies. The OFT will be required to specify what action it intends to take within 90 days of receiving a complaint.

Regulation in the Republic of Ireland

Relevant Authority

        The Commission for Communications Regulation, or ComReg, is the body responsible for regulation of the communications industry in Ireland. The Communications Regulations Act 2002 replaced the Office of the Director of Telecommunications Regulation with ComReg.

Legislation and Licensing

        Until July 25, 2003, ntl: Ireland had a general telecommunications license under the Telecommunications Act 1983 and separate cable television and MMDS licenses for its franchises in Dublin, Galway and Waterford under the Wireless Telegraphy Acts 1926 to 1988. In addition, the cable television industry in the Republic of Ireland was governed by the Wireless Telegraphy (Program Service Distribution) Regulations 1999.

        On July 25, 2003, these licenses and regulations were repealed as part of the transposition of Directives enacted under the NRF. See "—Regulation by the European Union." All operators of ECNs were required to notify ComReg of their services by September 5, 2003. We have been duly authorized.

        The authorizations regime will also apply to our MMDS services, but it will exist in parallel to our existing MMDS licenses. Conditions attached to our licenses will continue without change since there will continue to be different rules for services that involve usage of radio spectrum allocated to specific uses under the Republic of Ireland's national spectrum plan.

        In relation to the provision of telephone services, the conditions attaching to the authorization will be identical to those applicable in the UK. The only condition attaching to our authorization to operate a cable network will be a requirement to adhere to the technical conditions specified by ComReg. Following the introduction of the NRF, our cable business in Ireland is now effectively in a similar regulatory position to that of BSkyB, except that BSkyB's satellite network does not fall within the definition of an ECN and will accordingly not require authorization.

        The introduction of this new regulatory regime means that all previous regulatory obligations arising out of our 1999 license and the Wireless Telegraphy (Program Service Distribution) Regulations 1999 are suspended. Under the new regulatory scheme, there are:

  •
  no further digital roll-out obligations on cable;

  •
  no price controls or investigations of any type;

  •
  no restrictions on content of our basic analog package;

  •
  no consumer protection regulations that are administered by ComReg; and

  •
  no quality of service reporting requirements.

        The Irish government has indicated that it will introduce new legislation to address the regulatory gap between retail broadcast services, including cable, satellite, digital terrestrial television and other electronic communications services. However, it is unclear whether this legislation will introduce equivalent consumer protection and quality of service obligations for broadcast as now apply under the NRF for other electronic communications services.

Levy

        As our cable business does not require an authorization as an ECS, it will not be subject to an ECS authorization fee or levy. This means that the existing 3.5% license fee on our cable revenues has ceased being charged since July 25, 2003.

        As our cable network falls within the definition of an ECN, it will require an authorization and there will be a requirement on ntl: Ireland to pay an associated authorization fee. ComReg imposes a fee of €0.50 per customer per annum for cable and, as satellite does not fall within the definition of an ECN, a "voluntary" fee of €0.50 per dish for BSkyB. This new fee structure took effect from July 25, 2003.

MMDS

        Our MMDS business in the Republic of Ireland provides analog and digital television to approximately 17,095 residential customers in our Dublin, Galway and Waterford network areas. We were obligated under our MMDS licenses to provide MMDS services in a digital format by January 1, 2001, with a grace period until June 30, 2001. Failure to meet these milestones could have resulted in revocation of our MMDS licenses.

        In December 2000, we informed ComReg that we did not intend to provide television services in a digital format on our MMDS networks and accordingly undertook to transfer the licenses and the customer base to a third party. However, a sale was not completed during the period from December 2000 to November 2002. After November 2002, we reached an agreement with ComReg to implement a revised digital rollout schedule. As part of this agreement, we undertook to make DTV services available to 95% of customers within our MMDS franchise areas by June 1, 2003 and lodged a €100,000 bond with ComReg that would be forfeited in the event we did not comply. On May 1, 2003 we notified ComReg that we had met the revised rollout schedule and, following a technical audit, ComReg authorized our recovery of the bond.

        We will continue to operate under our existing license issued in 1999 under the Wireless Telegraphy Act. In practice, this means that we are guaranteed the allocation of spectrum we received when the 1999 license was granted, but with fewer restrictions than the 1999 license and amended to reflect the provisions of the NRF. This means that the following provisions will be removed:

  •
  no further price control of any type;

  •
  no consumer protection regulation by ComReg; and

  •
  no quality of service reporting requirements.

        ComReg has decided to impose a new levy on MMDS operators that contains two elements—a per subscriber fee of €0.50 per year and a fee for spectrum usage of €1,905 per MHz of spectrum per annum with a scaling mechanism based on the number of homes subject to the regulation. We have an MMDS allocation of 22 8MHz channels. ComReg has recently indicated that it believes 11 8MHz channels are sufficient for MMDS operators to provide a full digital service. Accordingly, it has requested that we present a plan by June 30, 2004 detailing our requirements for radio spectrum in the MMDS band. ComReg is consulting on the matter in advance of an EU decision on the future allocation of services in the MMDS band. There is a risk that our existing allocation in this band will be reduced as a result of the EU decision.

Analysis of SMP

        Under the NRF, ComReg is required to undertake an analysis of the entire communications market in order to assess the level of competition in the various sectors and whether there is a need for regulatory intervention. In markets that are not deemed to be competitive, like fixed voice, one or more operators will be designated as having significant market power. Significant market power operators will be subject to particularly intrusive regulation like price control, open access and regulatory accounting.

        The market analysis is particularly focused on eighteen relevant markets identified by the European Commission. The retail broadcast market is not one of these markets. However, ComReg can go beyond or deviate from the European Commission's guidance and request that additional markets be deemed not sufficiently competitive. For the past year ComReg has indicated that it considers the retail broadcast market not sufficiently competitive. The European Commission has confirmed that there is no economic basis for this conclusion. Furthermore, the Commission has recently vetoed a decision of the Finnish Regulator, FICORA, which deviated from the Commission's guidance on the grounds that FICORA did not provide sufficient evidence to support the conclusion of its market analysis and therefore that it was not compatible with EU law.

Research and Development

        Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

        We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own and have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the "ntl:" logo. In addition, we are substantially dependent on the authorizations granted by the legislative agencies which regulate our various businesses. The loss of any one or more of those authorizations could have a material adverse effect on our business and financial condition.

Customers

        The following customers provide a significant portion of our revenues:

  •
  approximately 33.4% of the revenues of ntl: broadcast for the year ended December 31, 2003, was derived from contracts with the ITV companies, Channel 4/S4C and Channel 5 in the UK;

  •
  approximately 40.7% of the revenues of ntl: carriers for the year ended December 31, 2003, was derived from contracts with Orange; and

  •
  approximately 6.1% of the revenues of ntl: home for the year ended December 31, 2003, was derived from contracts with AOL and Virgin.net.

        Except for our ntl: broadcast and ntl: carriers reportable segments, we do not believe that the loss of any one customer would have a materially adverse effect on our results of operations. In the case of each of our ntl: broadcast and ntl: carriers reportable segments, the loss of the customer identified above for that segment would have a materially adverse effect on that segment.

Employees

        At December 31, 2003, we had approximately 13,650 employees, approximately 13,100 of whom are permanent and approximately 550 of whom are temporary or contract employees. We believe that our relationship with our employees is generally good.

        In 2002 we implemented a program to introduce a new set of contractual terms and conditions with our employees. This program generally has been successful. However, of our employees who are members of the Broadcasting Entertainment Cinematograph and Theatre Union, or BECTU, 368 have rejected this effort to introduce a new set of terms and conditions, and wish to remain on their existing contractual terms. The majority of these employees support ntl: broadcast's operations group, which looks after matters such as network maintenance and fault repair. They represent approximately 28% of the total number of employees in ntl: broadcast. BECTU has recently decided to ballot its members to demand us to withdraw the program, the results of which to our knowledge will not be known until the end of March 2004. We have prepared contingency plans to deal with any adverse outcome.

Risk Factors

Risks Related to Our Company

We have historically incurred losses and may not be profitable in the future.

        We have incurred substantial losses historically and expect to continue to incur substantial losses. We had net losses for the year ended December 31, 2003 of $954.2 million, and net losses for the years ended December 31:

  •
  2002 of $2,375.8 million;

  •
  2001 of $11,837.0 million, which includes an asset impairment charge of $8,160.6 million; and

  •
  2000 of $2,388.1 million.

        As of December 31, 2002, our accumulated deficit was $18.6 billion. On January 10, 2003, we emerged from reorganization under Chapter 11 of the US Bankruptcy Code and adopted fresh-start reporting. At that time, our assets and liabilities were revalued. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." As of December 31, 2003, our accumulated deficit was $954.2 million.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on our present or future indebtedness.

We have only recently begun to generate positive cash flow

        Pursuant to US GAAP, we measure cash flow as all changes affecting cash in the activities of operations, investments and financing. Historically, construction costs, operating expenditures and interest costs have contributed to our negative cash flow. This financial situation has only recently changed. We had positive cash flow of $155.2 million for the year ended December 31, 2003 principally due to the net proceeds of $1,367 million from our rights offering. We had positive cash flow of $250.9 million for the year ended December 31, 2002, principally due to our non-payment of $566.8 million of interest on some of our debt incurred prior to our reorganization. We had negative cash flow of $172.4 million for the year ended December 31, 2001 and negative cash flow of $650.7 million for the year ended December 31, 2000. We cannot be certain that we will continue to sustain positive cash flow in the future, which could adversely affect our ability to match our business plan.

We are required to make significant principal payments commencing in 2005 and have other contractual commitments coming due over the next several years.

        As of December 31, 2003, we have over $5.4 billion of principal payments and other contractual commitments coming due over the next three years, including £2.6 billion, or $4.6 billion, due under our senior credit facility on September 30, 2005. Beginning in 2005, a series of principal payments will come due on our other existing debt as they approach their maturity dates, unless we are able to refinance this debt or renegotiate the terms of these commitments. We are currently seeking to effect a refinancing transaction that would repay in full this senior credit facility. See "Recent Developments."

        As we cannot be certain that we will be able to refinance this debt, renegotiate the terms or make these principal payments and other contractual commitments, on suitable terms or at all, our ability to make these payments and other commitments is dependent upon a number of factors, including our existing cash balances, the cash flow generated by our operating subsidiaries and our ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish our ability to sustain operations, meet financial covenants, obtain additional funds and make required payments on our present or future indebtedness.

Our business is capital intensive and we may not have access to cash to fund our future capital expenditures.

        Our business requires substantial capital expenditures on a continuing basis for various purposes, including:

  •
  expanding, maintaining and upgrading our network;

  •
  investing in new customer acquisitions; and

  •
  offering new services.

        From time to time, we also need to make capital expenditures for particular projects like integrating our billing and customer service systems. For the period of January 1, 2004 through March 31, 2005, we expect to spend between £420 million and £460 million, or between $750 million and $820 million, on acquiring fixed assets. We believe that our cash on hand, together with cash from operations, will be sufficient for our cash requirements through March 2005. However, our cash requirements after these periods may exceed, perhaps significantly, these sources of cash. In addition, we have significant principal payments of our indebtedness coming due beginning in 2005 unless our proposed refinancing is consummated. See "Recent Developments" above. Nevertheless, we may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our current indebtedness from incurring additional indebtedness.

Our substantial amount of debt could adversely affect our financial health and diminish stockholder value.

        As of December 31, 2003, our long-term indebtedness, net of unamortized discount, was $5,728.4 million.

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

  •
  increasing our vulnerability to adverse changes in general economic conditions or increases in prevailing interest rates since 86.7% of our long-term indebtedness, net of unamortized discount, as of December 31, 2003, accrues interest at variable interest rates;

  •
  limiting our flexibility in responding to changing business and economic conditions, including increased competition and demand for new services; and

  •
  placing us at a disadvantage when compared with our competitors that have less debt.

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

        The agreements governing our outstanding indebtedness significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

  •
  incur additional indebtedness;

  •
  create liens or other encumbrances;

  •
  pay dividends or make specified other payments, investments, loans and guarantees;

  •
  engage in transactions with affiliates;

  •
  purchase or redeem share capital;

  •
  make capital expenditures;

  •
  sell or otherwise dispose of assets;

  •
  issue or sell share capital of certain subsidiaries;

  •
  prepay or redeem various indebtedness or equity; and

  •
  merge or consolidate with another entity.

        Our subsidiaries and we must also comply with various financial covenants requiring specified financial performance levels to be met and maintained. In the event that we fail to meet any of these covenants and are unable to cure the failure or otherwise renegotiate the covenant, the lenders under those agreements would have significant rights to seize control of most of our assets because these agreements are secured by substantially all of our assets. A default under one debt agreement could trigger a default under our other debt agreements.

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

        The successful implementation of our business plan depends upon us controlling our customer churn. Customer churn is a measure of customers who stop taking our services. An increase in customer churn can lead to increased costs and reduced revenues. In order to control customer churn, we aim to improve our customer service. If we fail to deliver a satisfactory level of customer service, this could contribute to an increase in customer churn. It will be difficult to improve customer service without an integrated billing system and customer database across our entire network, which we do not presently have. Although we are in the process of integrating our billing systems and customer databases, there can be no assurance that we will be successful in achieving our goal. The change over to a new customer database system may cause billing errors which can lead to customer churn. If we are not successful in integrating these systems, we could experience an adverse effect on customer service and, in turn, an increase in our customer churn rate. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption.

        Our ability to control customer churn could also be adversely affected by the availability of competing services in the UK, like the digital satellite services offered by BSkyB, and digital terrestrial television services like Freeview, a joint venture owned by the BBC, Crown Castle International and BSkyB. Competing services also include telephone, dial-up Internet and broadband Internet services offered by BT. BT and BSkyB have regularly launched joint campaigns to entice our customers to move to these competing services. As we attempt to migrate customers to our digital television, or DTV, services, it is possible that some of our customers may move to our competitors. In addition, as our ATV, or dial-up Internet customers choose to migrate to DTV or broadband Internet services in areas where we do not have an adequate network, we may lose these customers to competitors that can provide these services. For example, of the approximately 1.4 million homes passed by our network in London, we are not able to offer broadband Internet to approximately 800,000 homes. However, broadband Internet is being offered in this area by some of our competitors. Some of our customers in this area currently use our dial-up Internet services, and may also use our telephone or television services. These customers may discontinue some or all our services if they decide to use the broadband Internet services provided by our competitors.

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

Failure to market broadband Internet services successfully will adversely impact our revenue and results of operations.

        A significant component of our strategy is to market broadband Internet services successfully to residential customers. We believe that our "triple play" offering of telephone service, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user, or ARPU. However, broadband Internet usage by residential customers remains a relatively new and underdeveloped market. As of December 31, 2003, out of approximately 6.8 million homes currently able to receive broadband Internet service from us, we had approximately 949,200 residential customers receiving this service. In addition, we face significant competition in these markets through alternative Internet access media, including digital subscriber line, or DSL, services offered by companies like BT and Freeserve and dial-up services offered by many companies, including America Online. If customers are not prepared to pay a premium for broadband Internet access, compared with less expensive slower speed services like dial-up Internet access, we may not be able to market broadband Internet services successfully. If we are unable to charge prices for broadband Internet services that are anticipated in our business plan in response to competition or if our competition delivers better services to our customers, our results of operations will be adversely affected.

We are a holding company and are dependent upon cash flow from our subsidiaries to meet our obligations.

        We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. The terms of our senior credit facility and the notes of our subsidiaries Diamond Holdings and NTL Triangle limit the payment of dividends, loan repayments and other distributions to or from us under many circumstances. In particular, the various agreements governing the debt of our subsidiaries restrict and, in some cases, prohibit the ability of these subsidiaries to move cash among our operating subsidiaries or to us to enable our subsidiaries or us to meet our cash flow needs. Even if we consummate the proposed refinancing and repay our existing senior credit facility and the Diamond and Triangle notes, we will continue to depend upon the receipt of sufficient funds from our operating subsidiaries to meet our obligations, including our obligations under any new credit facilities. Any future indebtedness of our subsidiaries and us raised in any refinancing is likely to contain similar terms. Some of our subsidiaries are also dependent on funding from us. The inability to transfer cash among entities within our group may mean that even though we may have sufficient resources to meet our obligations, we may not be permitted to make the necessary transfers from one entity in our group to another in order to make payments to the entity which has the obligations. The laws of the jurisdictions under which our subsidiaries are organized also have restrictions on the payment of dividends.

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

        For the years ended December 31, 2003, 2002, 2001, 2000 and 1999, our earnings were insufficient to cover fixed charges. The deficiency was approximately $959.6 million for the year ended December 31, 2003, $2,447.8 million for the year ended December 31, 2002, $11,786.6 million for the year ended December 31, 2001, $2,563.1 million for the year ended December 31, 2000, and $785.2 million for the year ended December 31, 1999. Fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest. Our earnings in the future may not be sufficient to cover those fixed charges.

Our internal controls need to be improved.

        Following our emergence from Chapter 11 reorganization, we undertook an examination of a number of our internal controls and procedures. From that examination, we determined that some of our controls and procedures should be improved. For example, as a result of our historical growth through acquisitions, our internal control systems are derived from disparate businesses. We identified the need to improve the documentation of our detailed accounting policies and procedures to ensure that they are consistently applied throughout our business. We also identified the need to improve our procedures for reconciling between our telephone call data records and billing systems and the need for a comprehensive corporate business and disaster recovery plan.

        In addition, we are examining methods for improving management's control of operations by developing consistent policies for the procurement and management of contracts with third party vendors. Furthermore, we are working to improve our operating practice and procedures relating to budgeting, authorizing, monitoring and appraising major projects. Although we have policies in place, we are working to ensure that they are consistently applied.

        Pursuant to the Sarbanes-Oxley Act of 2002, we will be required to include in our Form 10-K filings, beginning with our Form 10-K for the year ending December 31, 2004, a report by our management as to the effectiveness of our internal controls and procedures for financial reporting and our independent auditors will be required to attest to and report on this evaluation by management. We have set up a project team that is working to document, evaluate and test our internal controls to enable our management to report that we have effective internal controls over financial reporting at December 31, 2004. There can be no assurance that we will achieve this objective. In particular, if we are unable to complete the integration of our billing systems and customer databases by December 31, 2004, it may impact our ability to fully document, evaluate and test the effectiveness of the internal controls relating to these systems and databases prior to that date.

We are subject to significant competition in each of our reportable segments and we expect that competition will intensify.

        BT and BSkyB dominate some of the markets in which we operate our telephone and television services. These competitors each have very large market shares and generally have fewer financial and operating constraints than we have. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas. For example, mobile telephone services are becoming increasingly popular as an alternative to fixed line services like ours. In the digital television market, Freeview is expected to launch a low-cost pay-TV service that may compete for digital television customers. Also, BT or a third party to whom BT resells capacity may provide program content like video on demand over the BT DSL network. Some of our competitors have substantially greater financial and technical resources than we have. Moreover, we may be required to reduce prices if our competitors reduce prices or as a result of any other downward pressure on prices for telecommunications services. Any reduction in our prices could have an adverse effect on our results of operations and financial condition.

        In addition, BSkyB has access to various movie and sports programming content that is used to create some of the most popular pay TV channels in the UK. While we carry several of those channels on our systems, we are dependent upon BSkyB to provide us with this content. The OFT has determined that BSkyB was dominant in some wholesale premium pay TV markets in the UK, specifically in its offering of various sports content and premium pay-TV movie channels. Although this determination of dominance could constrain BSkyB in its pricing of these channels, the current pricing for this content remains unfavorable to us. We and BSkyB have reached agreement on the main principles of a marketing incentive scheme that will provide us with improved economic terms based on increased sales of BSkyB's premium movie and sports channels. Conclusion of this deal is subject to various matters, including the negotiation of a long form carriage agreement. There can be no assurance that we will enter into a definitive agreement with BSkyB, that any changes to the existing pricing arrangements will be made or if made, that any changes will prove beneficial to us.

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

        A small number of key executive officers manage our businesses. Since completion of the Plan, there have been a number of changes in our senior management team. In March 2003, James F. Mooney, our chairman, and Scott E. Schubert, our chief financial officer, joined us. In April 2003, Simon P. Duffy joined us as our chief operating officer. In August 2003, Barclay Knapp resigned as our president and chief executive officer and was replaced by Mr. Duffy. The loss of one or more of our executive officers could have a material adverse effect on us. A number of other executive officers, who were based in New York, also resigned in 2003. The responsibilities of these persons were delegated to existing and new employees.

        Because of these management departures, additions and changes in roles, our current management team has not worked together in their current positions for a significant length of time and may not be able to work together effectively in these new positions to successfully develop and implement our business strategies. In addition, as a result of these management changes, management may need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. All members of our management team will need to overcome the challenges created by any vacancies in our senior management positions that remain unfilled. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. Although we have entered into employment contracts with most of our executive officers, those contracts cannot prevent these individuals from resigning. In most cases, if an individual does resign, he is bound by non-compete clauses that may or may not discourage the individual from leaving.

        If our new management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

A catastrophe at one or more of the locations where our critical cable network systems are housed could have a material adverse effect on our business.

        Our business is dependent on many sophisticated critical systems, which support all of the various aspects of our cable network operations. The hardware supporting a large number of critical systems for our cable network is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism including electronic sabotage, power loss or other catastrophe, we would not be able to pass transmission signals over our cable network. This would cause serious harm to our business. Although we have disaster recovery plans in respect of our ntl: networks and the network of ntl: broadcast which are designed to prevent or mitigate a potential failure, we cannot assure you that any disaster recovery, security and service continuity protection measures we have, or may take, in the future will be sufficient. In addition, although we build our cable network in resilient rings to ensure the continuity of network availability in the event of any damage to our underground fibers, it is likely that no transmission signals will be able to pass if any ring is cut twice. In particular, a portion of our Irish operation is dependent upon our Sirius undersea ring connecting the Republic of Ireland to the UK.

Failure in our technology or telecommunications systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.

        Our success depends, in part, on the continued and uninterrupted performance of our IT systems as well as our customer service centers. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our IT systems, including systems that are critical for timely and accurate customer billing, or our customer service centers. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue. Although some of our IT systems are covered by a disaster recovery plan, we are currently developing a comprehensive disaster recovery plan for all our IT systems in conjunction with the integration of our customer and billing databases. We cannot assure you that any existing disaster recovery plan will be sufficient, nor whether any changes to that plan can be implemented on a timely basis, or at all, and if implemented will be sufficient.

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

        The services we provide our customers may become outdated owing to technological breakthroughs rendering our services out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services, like those related to the third generation, or 3G, mobile network, may prove premature. We may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant. Our ability to fund this implementation may depend on our ability to obtain additional financing.

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

        ntl: broadcast has contracts for the provision of television broadcasting transmission services across the UK to 15 regional commercial television stations, collectively known as ITV, Channel 4/S4C and Five, formerly Channel 5. Although the ITV companies and Channel 4/S4C have renewed their contracts with us in the past, we cannot assure you that they will do so upon expiration of their current contracts in 2012. Our contract with Five is up for renewal in 2007. Even if the current contracts are renewed, the terms of renewal may be on a basis less favorable to us or may not cover all of the transmission services that we currently provide to them. The UK government may decide to reallocate the analog spectrum currently used by these broadcasters, forcing them to migrate to digital spectrums before the expiration of these contracts. This would result in the termination of our analog contracts prior to their expiration dates, which would have an adverse effect on our results of operations.

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

        ntl: carriers has a contract with Orange for the design, construction and operation of elements of Orange's mobile network in the UK. The minimum term of this contract is scheduled to expire in 2006 and we cannot assure you that it will be renewed.

        In addition, ntl: carriers currently has a contract with Vodafone for the supply of mobile transmission services, including core inter-switch and backhaul network capacity in the UK. This contract is scheduled to terminate in October 2004, and we do not expect that this contract will be renewed.

ntl: broadcast is dependent upon site sharing arrangements with its principal competitor.

        As a result of various factors, including a natural shortage of potential transmission sites and the difficulties in obtaining local planning permission for erection of further masts, we made arrangements with Crown to share a large number of analog tower sites that are owned by either us or Crown. We cannot assure you that these site-sharing arrangements will remain in place. Termination of the site-sharing arrangements would have a material adverse effect on us, particularly if we no longer have the use of transmission sites owned by Crown.

        Crown and we are negotiating a formal arrangement pending finalization of a digital site-sharing agreement that is expected to be on terms similar to our existing analog site-sharing agreement. We currently have an informal arrangement with Crown with respect to sharing digital sites. We cannot assure you that Crown and we will reach a formal arrangement with respect to digital site-sharing.

Our reportable segments are subject to government regulation and changes in current regulations may adversely affect us.

        Our principal business activities are regulated and supervised by various governmental bodies. For example, the majority of the prices that our ntl: broadcast segment may charge the ITV companies and Channel 4/S4C for transmission services are subject to regulation by our primary regulator, OFCOM. In addition, OFCOM launches regulatory initiatives from time to time. Some of these initiatives may require significant expenditures by us. For example, OFCOM recently increased the amount of the funds which it requires communications providers to hold to cover any liabilities which they may incur in installing infrastructure on public land.

        Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities, like licensing requirements, changes in price or cost regulation and deregulation of interconnection arrangements, could have a material adverse effect on us. For example, in the past, OFTEL has reserved the right to impose universal service obligations on communication service providers.

        We are also subject to regulatory initiatives of the European Union. Changes in the European Union, or the EU, directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers. Any of these changes could have a material adverse effect on our results of operations. In addition, EU regulators are proposing the adoption of a common European standard for set-top boxes used in customer premises equipment that is not compatible with our set-top boxes. If this change is adopted, we could incur substantial costs to modify our equipment.

Our completed Chapter 11 reorganization may harm our business and our brand name.

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

        We encounter currency exchange rate risks because substantially all of our revenues and operating expenses are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in US dollars. To the extent that the pound declines in value against the US dollar, the effective cost of servicing our US dollar debt will be higher. Changes in the exchange rate result in foreign currency transaction gains or losses. As of December 31, 2003, $485.3 million (net of unamortized discount of $141.9 million), or 8.5% of our long-term debt was in U.S. dollars.

        Because the revenues and expenses from our principal operations are denominated primarily in pounds but we report our financial results in US dollars, our financial results are also impacted by currency fluctuations which are unrelated to our underlying results of operations.

        We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2003, interest is determined on a variable basis on $4,968.6 million, or 86.7%, of our long-term debt, net of unamortized discount. An increase in interest rates of 0.25% would increase our interest expense by approximately $12.4 million per year. We currently do not hedge our currency or interest rate risks. To the extent that we enter into hedging transactions in the future, we cannot assure you that any hedging transactions we might enter into will be successful or that shifts in the currency exchange rates or interest rates will not have a material adverse effect on us.

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

        Our stockholder rights plan, some provisions of our amended and restated certificate of incorporation and our ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of our company. In addition, we are subject to the Delaware anti-takeover law that prohibits some Delaware corporations from engaging in business combinations or other transactions with any stockholder who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired that interest.

Risks Related to Our Common Stock

We do not expect to pay dividends on our common stock in the foreseeable future.

        We have never paid cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. Our payment of any dividends in the future will be at the discretion of our board of directors and will depend upon various factors, including future earnings, operations, capital requirements, our general financial condition and the general financial condition of our subsidiaries. In addition, under Delaware law, unless a corporation has available surplus it cannot declare or pay dividends on its capital stock.

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

        The current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future. The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, our earnings releases and our competitors' earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the perceived availability of capital to communications companies, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, like recessions. In particular, valuations of telecommunications companies have generally fallen over the past few years. Trends in this industry are likely to have a corresponding impact on the price of our common stock.

Sales of large amounts of our common stock or the perception that sales could occur may depress our stock price.

        As of March 10, 2004, there were 86,999,281 shares of common stock outstanding. At the time of our emergence from Chapter 11, we granted to some of our stockholders rights to cause us, at our expense, to file one or more registration statements under the Securities Act of 1933, as amended, or the Securities Act, covering resales of shares of our common stock held by them, including upon exercise of the Series A warrants. In addition, we have granted to certain affiliates and managed accounts for which W.R. Huff Asset Management Co., L.L.C., or W.R. Huff Asset Management, acts as investment adviser, certain funds for which Franklin Mutual Advisers acts as agent or investment adviser, and managed funds and third party accounts for which Oaktree Capital Management, L.L.C. acts as the general partner or investment manager, similar registration rights covering resales of shares of common stock acquired by them upon exercise of rights in the rights offering. These shares may also be sold under Rule 144 under the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

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

A small number of our stockholders has an influence over our business and affairs.

        On March 10, 2004, W.R. Huff Asset Management owned approximately 12.9% of our outstanding common stock and Oaktree Capital owned approximately 7.1% of our outstanding common stock.

        William R. Huff is the principal and president of W.R. Huff Asset Management and serves on our board of directors. Edwin M. Banks is a portfolio manager for W.R. Huff Asset Management and serves on our board of directors. Brett G. Wyard is a managing director of Oaktree Capital and serves on our board of directors. As a result of these relationships, when conflicts between the interests of W.R. Huff Asset Management, Oaktree Capital and the interests of our other stockholders arise, these directors may not be disinterested. These stockholders may also from time to time make significant investments in other telecommunications companies, including their present investment in Telewest. A number of our significant stockholders and their affiliates, including W.R. Huff Asset Management, Oaktree Capital and Franklin Mutual Advisers, are creditors of Telewest. If Telewest effects the debt for equity swap for which it announced it had reached an agreement in principle on September 15, 2003, these entities and their affiliates are expected to be significant stockholders of Telewest. This may result in conflicts of interest. In addition, these stockholders may own debt securities of our subsidiaries. Actions these stockholders take relating to these investments may conflict with the interests of our other stockholders. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director has a conflict of interest are generally permissible so long as the material facts as to the director's or officer's relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

        Our seven largest stockholders, including W.R. Huff Asset Management and Oaktree Capital, own approximately 60.2% of our outstanding common stock as of March 10, 2004.

Item 2.    Properties

        In the UK and Ireland, we own, lease or occupy under license 112 business unit and regional offices, and our corporate head offices in each of Hook and Dublin. We also maintain an office under lease in New York City. We do not currently occupy approximately 37% of our properties. We are seeking to renegotiate the leases for these properties or dispose of them.

        In addition, we own or lease approximately 640 switching centers/head-ends, operational hub-sites, and other types of network sites like points of presence, radio sites and repeater nodes. We also own or lease warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment housed on public and private sites.

        In addition, in the UK, for the purposes of our site leasing and broadcast transmission businesses, we own, lease, manage, license, share and have conditional options for or access to approximately 1,526 UK tower, rooftop and third party-owned sites and have limited rights to access or acquire approximately 696 undeveloped sites. Our broadcast transmission business also has access to approximately 550 broadcast transmitter sites which are owned by Crown. Crown also leases sites from us. Our co-leasing and mutual site-sharing relationship with Crown was formalized by the site-sharing agreement entered into in 1991 in respect of Crown's and our analog transmission businesses. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving five years' written notice until December 31, 2005, or at any date which is a date ten years or a multiple of ten years after December 31, 2005. With respect to digital broadcast services, we and Crown are negotiating a formal arrangement pending finalization of a separate digital site sharing agreement which is envisaged to be on terms similar to the existing analog site sharing agreement. Presently we are operating under an informal arrangement pending finalization of the formal arrangement. Although we believe a formal arrangement will be concluded successfully, we cannot be certain of that conclusion.

Item 3.    Legal Proceedings

        NTL Europe and some of its former officers, including Barclay Knapp, our former president and chief executive officer, have been named as defendants in a number of purported securities class action lawsuits and one individual action brought by former NTL Europe stockholders. The complaints in those cases generally allege that the defendants failed to disclose NTL Europe's financial condition, finances and future prospects accurately in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. The defendants filed motions to dismiss the actions and, on July 31, 2003, the court entered an order dismissing the complaint in the individual action without prejudice to filing an amended complaint and deferred its decision on the complaint in the class action lawsuits. On August 20, 2003, the plaintiff in the individual action filed an amended complaint. The defendants filed motions to dismiss the amended complaint in the individual actions. Accordingly the motions to dismiss all actions are now currently pending. We do not know of any facts that would support these allegations, and the defendants have informed us that they intend to defend these lawsuits vigorously. While NTL Europe has been released from personal monetary liability in these actions as a result of the completion of the Plan, the case remains pending against NTL Europe and the individuals named as defendants. We have not been named as a defendant. The cases have been consolidated for all purposes before the US District Court for the Southern District of New York. We may be liable for indemnification claims from some of our officers and directors, including Mr. Knapp, to the extent our insurance coverage is insufficient.

        The two separate proceedings that were initiated in the US Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. requesting that we be held liable for alleged damages attributable to each of their trading in our "when-issued" common stock prior to the completion of the Plan have been voluntarily dismissed by the plaintiffs in June 2003 without prejudice to recommencement in state court where related litigation against third parties is pending. The third parties are primarily the counterparties to the various trades made by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. To date, neither Owl Creek Asset Management, L.P. nor JMB Capital Partners, L.P. has recommenced an action in state court against us.

        We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operation or cash flow.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information

        Our shares are traded on the Nasdaq National Market under the symbol "NTLI". Until January 10, 2003, we were a wholly-owned subsidiary of NTL Europe, Inc. Accordingly, our shares were not publicly traded prior to that time. The following table sets forth the reported high low price per share of our common stock on the Nasdaq National Market for the periods indicated.

	Price per share
	High	Low
2003
First Quarter (from January 13)	$23.60	$8.48
Second Quarter	$35.18	$9.03
Third Quarter	$54.39	$33.71
Fourth Quarter	$70.42	$46.89
2004
First Quarter (through March 10, 2004)	$73.81	$58.70

Holders

        As of March 10, 2004, our transfer agent informed us that there were approximately 46 record holders of our common stock, although there is a larger number of beneficial owners.

Dividends

        Since our inception, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and for debt service and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Please refer to the section of this annual report titled "Risk Factors—We do not expect to pay dividends on our common stock in the foreseeable future" for a discussion of the legal and contractual restrictions on our ability to declare and pay cash dividends.

(b)
None.

(c)
None.

Item 6.    Selected Financial Data

        The selected consolidated financial information of NTL Incorporated presented below under the captions income statement data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and January 1, 2003, and balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 was derived from our consolidated financial statements audited by Ernst & Young LLP. This information should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management Discussion and Analysis appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

        We operated our business as a debtor-in possession subject to the jurisdiction of the Bankruptcy Court beginning on May 8, 2002, the date that we, NTL Europe and certain of our and NTL Europe's subsidiaries filed the Plan under Chapter 11 of the US Bankruptcy Code, until January 10, 2003. Accordingly, we have prepared our consolidated financial statements in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" or SOP 90-7.

        Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of our outstanding public notes were canceled other than the notes issued by Diamond Holdings and NTL Triangle and we acquired all of the outstanding public notes of Diamond Cable Communications Limited. In connection with our emergence from Chapter 11 reorganization, certain of our subsidiaries and we issued $558.2 million aggregate principal amount at maturity of 19% Senior Secured Notes due 2010, or Exit Notes, on January 10, 2003. Initial purchasers of our Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million.

        We adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded as of January 1, 2003. Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes. The carrying values of our assets were adjusted to their reorganization values, which are equivalent to their estimated fair values at January 1, 2003. The carrying values of our liabilities were adjusted to their present values at January 1, 2003. The term "Predecessor Company" refers to our subsidiaries and us for periods prior to and including December 31, 2002. The term "Reorganized Company" refers to our subsidiaries and us for periods subsequent to January 1, 2003. The effects of the completion of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions. All other results of operations on January 1, 2003 are Reorganized Company transactions.

        On November 17, 2003, we completed a rights offering, pursuant to which 35,853,465 shares of our common stock were issued. In connection with the Rights Offering, we received gross proceeds of $1,434 million. From the net proceeds of approximately $1,367 million, we repaid in full all obligations under our Exit Notes and, together with cash on hand, our working capital facility. In addition, we used part of the net proceeds as inter-company funding to one of our subsidiaries and the balance for general corporate expenses.

        We have one stock-based employee compensation plan. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). We selected the prospective method of adoption allowed by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). Accordingly, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. In the year ended December 31, 2003, we recognized $13.0 million of stock- based compensation.

        Pursuant to SOP 90-7, beginning on May 8, 2002 we ceased accruing interest expense on certain of our pre-petition obligations. Our reported interest expense in 2002 excludes $645.2 million of contractual interest for the period from May 8, 2002 to December 31, 2002. Also in 2002, recapitalization expenses were $152.9 million. Recapitalization expenses include all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expenses include $36.2 million for employee retention related to substantially all of our UK employees and $116.7 million for financial advisory, legal, accounting and consulting costs.

        In addition, in 2002 we recorded asset impairment charges of $445.1 million consisting of non-cash charges to write down certain fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. We also recorded restructuring charges of $104.8 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan. Amortization expense in 2002 decreased from amounts in prior periods owing to the adoption of Statement of Financial Accounting Standards (referred to as SFAS) No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets.

        As of December 31, 2001, $14,203.0 million of our long-term debt was classified as current owing to the uncertainties about compliance with the terms and conditions of the instruments and agreements governing our debt that would give the holders of the debt the right to accelerate payment. In the fourth quarter of 2001, we recorded asset impairment charges totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 we recorded restructuring costs of $202.8 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company
	(in millions, except per share data)
Income Statement Data:
Revenues	$3,645.2	$3,265.1	$3,189.6	$2,484.2	$1,537.1
Operating (loss)	(278.2)	(1,401.8)	(10,401.6)	(1,525.2)	(611.0)
Net (loss)	(954.2)	(2,375.8)	(11,837.0)	(2,388.1)	(716.5)
Basic and diluted net (loss) per common share (pro forma for periods prior to 2003)(1)	($15.10)	($39.93)	($198.94)	($40.14)	($12.04)

Weighted average number of shares (pro forma for periods prior to 2003)(1)	63.2	59.5	59.5	59.5	59.5

January 1, 2003
Predecessor Company
Revenues	$—
Operating income	6,802.7
Net income	6,802.7
Pro forma basic and diluted net income per common share(1)	$114.33

Pro forma weighted average shares(1)	59.5

(1)
Pro forma basic and diluted net loss per share for the years prior to 2003 is computed assuming the following shares were outstanding for these years: 50.0 million shares issued in connection with the Plan, 0.5 million shares issued in connection with the issuance of the 19% Senior Secured Notes due 2010 and 9.0 million shares as an adjustment to give effect to the impact of the rights offering.

	As of December 31,
	2003	2002	2001	2000	1999
	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$795.9	$507.2	$251.1	$423.5	$1,079.2
Working Capital	(172.0)	(6,794.6)	(15,073.7)	(946.3)	423.9
Fixed assets	7,880.5	11,088.9	10,840.3	10,916.8	5,348.4
Total Assets	11,172.8	13,041.4	13,030.4	23,146.5	9,733.0
Long-term debt(1)	5,728.4	15,766.5	14,203.0	11,843.4	7,598.0
Shareholders' equity (deficit)	3,698.0	(5,176.1)	(3,179.0)	9,012.2	1,066.0

(1)
As of December 31, 2002, long-term debt of $5,952.3 million was classified as current and $9,814.2 million was classified as liabilities subject to compromise. As of December 31, 2001, there was $14,203.0 million of long-term debt classified as current.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        On January 10, 2003, we emerged from reorganization under Chapter 11 of the US Bankruptcy Code. As part of the Plan, we reduced our indebtedness significantly and changed our name from NTL Communications Corp. to NTL Incorporated.

        We are a leading broadband and communications services company in the UK and the Republic of Ireland based on total residential subscriber numbers. We provide our services to our customers through five reportable segments.

  •
  ntl: home provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to ISPs in the UK.

  •
  ntl: business provides data, voice and Internet services to large businesses, public sector organizations and SMEs located near our existing residential broadband network in the UK.

  •
  ntl: broadcast provides DTV, ATV and radio broadcast transmission services, network management, tower site rental and satellite and media services as well as radio communications to public safety organizations in the UK.

  •
  ntl: carriers provides national and international communications transport services for communications companies in the UK and the Republic of Ireland.

  •
  ntl: Ireland provides primarily cable television services, as well as telephone and Internet services, to residential customers and television, data, voice and Internet services to business customers in the Republic of Ireland.

        Our reportable segments are supported by various central shared services including ntl: networks, which manages our UK national network. Other shared services include finance, IT and human resources. ntl: Ireland relies upon these central shared services to a lesser extent than our other reportable segments.

        Our revenues and segment profit (loss) in dollars and UK pounds as well as segment profit as a percentage of revenues for each of our reportable segments and shared services division for the years ended December 31, 2003, 2002, and 2001 were as follows:

	Year ended December 31,
	2003	2002	2001	2003	2002	2001
	(in millions, except for percentage amounts)
Revenues:
ntl: home	$2,442.5	$2,139.0	$2,080.5	£1,494.1	£1,423.7	£1,445.5
ntl: business	461.2	469.8	515.0	282.1	312.7	357.8
ntl: broadcast	439.2	386.6	351.8	268.6	257.3	244.4
ntl: carriers	183.8	179.7	180.0	112.4	119.6	125.1
ntl: Ireland	118.5	90.0	62.3	72.5	59.9	43.3

Total revenues	$3,645.2	$3,265.1	$3,189.6	£2,229.7	£2,173.2	£2,216.1

Segment profit (loss)
ntl: home	$1,101.6	$886.6	$632.6	£673.8	£590.1	£439.5
ntl: business	170.4	105.0	106.5	104.3	69.9	74.0
ntl: broadcast	188.7	165.8	143.4	115.5	110.3	99.6
ntl: carriers	150.8	148.6	145.1	92.2	98.9	100.8
ntl: Ireland	41.6	22.2	10.3	25.4	14.8	7.2
Shared services	(454.0)	(354.1)	(410.1)	(277.7)	(235.7)	(284.9)

Combined segment profit	$1,199.1	$974.1	$627.8	£733.5	£648.3	£436.2

Segment profit as a percentage of revenues:
ntl: home				45.1%	41.4%	30.4%
ntl: business				37.0%	22.4%	20.7%
ntl: broadcast				43.0%	42.9%	40.8%
ntl: carriers				82.0%	82.7%	80.6%
ntl: Ireland				35.0%	24.7%	16.6%
Shared services				—%	—%	—%

Combined segment profit as a percentage of revenues				32.9%	29.8%	19.7%

Revenues

        The principal sources of revenues within each reportable segment are:

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

Expenses

        The principal components of our operating costs and selling, general and administrative expenses include:

  •
  payroll and other employee related costs;

  •
  interconnection costs paid to other carriers related to telephone services;

  •
  television programming costs primarily incurred by ntl: home and ntl: Ireland;

  •
  marketing and selling costs;

  •
  repairs and maintenance;

  •
  facility related costs, like rent, utilities and rates; and

  •
  allowances for doubtful accounts.

Segment Profit (Loss)

        Our primary measure of profit or loss for each of our reportable segments is segment profit (loss). Our management, including our chief executive officer who is our chief operating decision maker, considers segment profit (loss) an important indicator of the operational strength and performance of our reportable segments. Segment profit (loss) for each reportable segment and the shared services division excludes the impact of costs and expenses that either do not directly affect our cash flows or do not directly relate to the operating performance of that segment or division. These costs and expenses include:

  •
  depreciation;

  •
  amortization;

  •
  interest expense;

  •
  foreign currency transaction gains (losses);

  •
  share of income (losses) from equity investments; and

  •
  taxation.

        Other charges, including restructuring charges, recapitalization expenses and other losses are also excluded from segment profit (loss) as management believes they are not characteristic of our underlying business operations. Furthermore management believes that some of the components of these charges are not directly related to the performance of a single reportable segment.

        We also measure combined segment profit, which represents the combined measure of the segment profit (loss) from each of our reportable segments and our shared services division. Combined segment profit is not a financial measure under United States generally accepted accounting principles, or GAAP. A discussion relating to use of this measure is set forth below under "—Use of Non-GAAP Financial Measures."

        Combined segment profit (loss) should be considered in addition to, not as a substitute for, operating profit (loss), net income (loss) and other measures of financial performance reported in accordance with GAAP.

        Segment Reorganization.    During 2003, we implemented a reorganization of our reportable segments by moving some operations between reportable segments. The segmental structure described above represents the results of our realignment. In accordance with generally accepted accounting principles, amounts in prior periods have been reclassified to conform to the current reportable segments reflecting this reorganization.

Factors Affecting Our Business

        ntl: home.    Our ntl: home segment accounts for the majority of our total revenues. The revenues of ntl: home are driven by the number of customers, the number and types of services which each customer uses and the prices we charge for these services. Our segment profit is driven by the relative margins on the types of services we provide to customers. For example, broadband Internet is more profitable than ATV. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. The factors impacting our ntl: home segment include customer churn, average revenue per user, or ARPU, and competition.

Summary customer statistics

        Selected statistics in respect of customers connected directly to our network for ntl: home for the three months ended December 31, 2003 as well as the four prior quarters are set forth in the table below.

	Three months ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Total customers	2,867,900	2,809,500	2,753,300	2,713,500	2,686,400
Gross Customer additions	153,900	158,500	129,300	116,100	105,800
Customer disconnects	95,500	102,300	89,500	89,000	108,100
Net customer movement	58,400	56,200	39,800	27,100	(2,300)
Churn (annualized)(1)	13.2%	14.4%	12.9%	13.0%	15.9%
Revenue generating units(2)	5,497,800	5,364,100	5,240,700	5,125,300	4,983,900
Television	2,023,600	2,009,700	2,022,800	2,037,700	2,055,300
DTV	1,330,000	1,294,800	1,269,700	1,255,200	1,229,000
Telephone	2,525,000	2,489,800	2,453,700	2,426,700	2,411,500
Broadband	949,200	864,600	764,200	660,900	517,100
Internet dial-up and DTV access(3)	420,700	421,500	425,800	436,300	470,200
Average revenue per user(4)	£41.96	£41.43	£41.04	£40.65	£40.03

(1)
Our customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter. There is generally a seasonal impact on customer churn rate over the summer holiday and student vacation months.

(2)
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

(3)
At December 31, 2003 Internet dial-up customers included approximately 96,400 metered customers who have not dialed up within the last 30 days.

(4)
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

        ARPU.    ARPU is a measure we use to evaluate how effectively we are realizing potential revenues from customers. ARPU is calculated on a monthly basis by dividing total revenues generated from the provision of telephone, cable television and Internet services to customers who are directly connected to our network in that month, exclusive of value added tax, by the average number of customers in that month. We compute the ARPU for any quarter by averaging the ARPU for each month in that quarter. We believe that our "triple play" offering of telephone service, broadband access to the Internet and DTV will prove attractive to our existing customer base and allow us to increase our ARPU by facilitating the sale of multiple services to each customer.

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

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, will be sufficient for our cash requirements through March 2005. However, our cash requirements after that time may exceed, perhaps significantly, these sources of cash.

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in US dollars. To the extent that the pound declines in value against the US dollar, the effective cost of servicing our US dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2003, $485.3 million (net of unamortized discount of $141.9 million), or 8.5% of our long-term debt, net of unamortized discount, was in US dollars.

        Because revenues and expenses from our principal operations are denominated primarily in pounds but we report our financial results in US dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations.

        Seasonality.    Certain revenue streams are subject to seasonal factors. For example, telephone usage revenues in ntl: home and ntl: business tend to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service owing to moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of UK house moves occur and students leave their accommodations between school years.

        Integration of Billing Systems.    We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. We have numerous billing systems and customer databases owing to the many acquisitions we have made. We are seeking to complete this integration by late 2004. The total project cost is estimated to be approximately £75 million, or $134 million, of which we incurred approximately £55 million, or $98 million, through December 31, 2003. Approximately £33 million, or $59 million, of this amount was incurred in 2003. If the integration is not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenues from our customers which, depending upon on the severity of the failure, could have a material adverse effect on our business.

        Acquisitions and Dispositions.    In the fourth quarter of 2001, we sold the ConsumerCo off-net indirect access business, which served customers not directly connected to our network. As a result, the consolidated results of operations for the year ended December 31, 2001 include the results for this business for ten months.

Critical Accounting Policies

        Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported, as well as disclosures about contingencies, risks and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgement and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

Foreign Currency Translation:

        Our principal operating functional currencies are the UK pound and the euro, while our reporting currency is the US dollar. The assets and liabilities of our UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investments in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations.

Fixed Assets:

  •
  Fixed assets, net, totaled $7,880.5 million and $11,088.9 million, representing 70.5% and 85.0% of total assets at December 31, 2003 and 2002, respectively. Fixed assets, net at December 31, 2002, are stated at cost less accumulated depreciation. In accordance with SOP 90-7, upon our emergence from Chapter 11 reorganization, we adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of our fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of our fixed assets at January 1, 2003. Fixed assets, net were written down by $3,194.9 million to reflect this adjustment. Fixed assets acquired since January 1, 2003, are stated at cost less accumulated depreciation.

  •
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

  •
  We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Our managers use their experience and expertise in applying judgements about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

  •
  Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, costs are capitalized based upon estimated allocations. We are continuing to enhance our processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized in the year ended December 31, 2003 was approximately £76.1 million, or $124.4 million, in the year ended December 31, 2002 was approximately £115.0 million, or $185.1 million, and in the year ended December 31, 2001 was approximately £251.0 million, or $365.1 million.

  •
  The American Institute of Certified Public Accountants, or AICPA, issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft has not yet been adopted. However, if this Exposure Draft were adopted, it would require that all rent and other occupancy costs, including those related to construction and installation of fixed assets, be charged to expense as incurred. In the years ended December 31, 2003 and 2002, we capitalized approximately £6.5 million, or $10.6 million, and approximately £9.0 million, or $14.5 million, respectively, of rent and other occupancy costs.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
	(in millions)
Labor and overhead costs capitalized	$124.4	$185.1	$365.1
Total operating costs and selling, general and administrative expenses	2,446.1	2,291.0	2,561.8
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	5.1%	8.1%	14.3%
Purchase of fixed assets	574.2	680.9	1,653.0
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	21.7%	27.2%	22.1%

Impairment of Long-lived Assets:

        We review the carrying values of our long-lived assets, including fixed assets and amortizable definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

        Reorganization value in excess of amounts allocable to identifiable assets, goodwill, license acquisition costs and other intangible assets that are not amortized are reviewed for impairment each year.

        As of December 31, 2003, we reviewed our long-lived assets for impairment. We engaged an independent financial adviser to assist in the impairment review. The independent financial adviser and we determined that there was no impairment of our long-lived assets as of December 31, 2003. This determination was based upon various valuation methods, including discounted cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to our operations. Certain factors that were incorporated into the impairment review included the following:

  •
  Reporting unit 10 year cash flow projections.

  •
  Corporate income tax rates of 30% in the UK and 12.5% in Ireland.

  •
  Present value discount factors of between 12.5% and 15.0% depending upon the reporting unit.

  •
  Residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

        Our assessments of impairment of long-lived assets and our periodic review of the remaining useful lives of our long-lived assets are an integral part of our ongoing strategic review of the business and operations. Future changes in our strategy and other changes in our operations could impact the projected future operating results that are inherent in our estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Revenue:

        We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

  •
  Persuasive evidence of an arrangement exists between us and our customers;

  •
  Delivery has occurred or the services have been rendered;

  •
  The price for the service is fixed or determinable; and

  •
  Collectibility is reasonably assured.

        Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

  •
  Telephone service and cable television revenues are recognized as the services are provided to customers.

  •
  Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

  •
  Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

  •
  Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. We apply the provisions of EITF No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" to assess whether the components of the bundled services should be recognized separately.

  •
  Transmission and other ntl: broadcast revenues are recognized as the service is provided over the life of the contract.

  •
  Carrier revenues in respect of national and international communication transport services are recognized as the service is provided.

  •
  Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection. We apply the provisions of SFAS No. 51 "Financial Reporting by Cable Television Companies" in relation to connection and activation fees for telephone service and internet services, as well as cable television services, on the basis that we market and maintain a unified fiber network through which we provide all of these services.

Pensions:

        We account for our defined benefit pension plans using Statement of Financial Accounting Standards, SFAS No. 87, Employers' Accounting for Pensions and the disclosure rules under SFAS No. 132 (Revised) Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $15.4 million and $10.4 million in 2003 and 2002, respectively. We expect our pension expense to be approximately $11.9 million in 2004.

        The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

        When calculating pension expense for 2003, we assumed that plan assets would generate a long-term rate of return of between 6.6% and 7.9%. This range is lower than the assumed rates of between 7.0% and 7.9% used to calculate the 2002 expense. We determine our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

        We discounted our future pension obligations using rates of between 5.5% and 6.0% at December 31, 2003 and rates of between 5.9% and 6.0% for 2002. We determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% would increase our pension liability at December 31, 2003 by approximately $16.4 million and increase our estimated 2004 pension expense by approximately $3.6 million.

        Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

        At December 31, 2003, projected benefit obligations of all of our pension plans exceed plan assets by $156.9 million. We will need to fund these deficits in accordance with the laws and regulations of the United Kingdom and the Republic of Ireland. We expect to contribute a total of approximately £14.9 million ($26.6 million) during 2004, of which £13.0 million ($23.2 million) relates to the largest of our defined benefit pension plans.

Other Policies:

  •
  We maintain allowances for doubtful accounts and other receivables to reflect estimated losses resulting from the potential inability of our customers to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

  •
  Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. We consult legal counsel on matters related to litigation. We consult both internal and external experts with respect to other matters that arise in the ordinary course of business. Examples of these matters that are based on assumptions, judgments and estimates include amounts to be paid to terminate some agreements included in restructuring charges and the amounts to be paid to settle some other liabilities. A liability is accrued if the likelihood of occurrence of an adverse outcome is probable and the amount is capable of estimation.

  •
  We incur interconnection and related costs from other carriers relating to the provision of telephone services. These carriers can make retrospective adjustments to charges for these services which requires us to estimate certain charges for a particular period. Actual charges may differ from those estimated.

        These policies may need to be revised in the future in the event that changes to our business occur.

Consolidated Results of Operations

Years Ended December 31, 2003 and 2002

Revenues

        For the year ended December 31, 2003, consolidated revenues increased by 11.6% to $3,645.2 million from $3,265.1 million in 2002. Revenues expressed in UK pounds increased by 2.6% to £2,229.7 million from £2,173.2 million. Revenues in our ntl: home segment increased by £70.4 million driven by an increase in broadband Internet services and additional customers. Revenues in ntl: Ireland rose by £12.6 million owing primarily to price increases, more DTV customers and higher business sector revenues. Revenues in our ntl: broadcast segment increased by £11.3 million owing primarily to higher revenues from radio communications services to the public safety sector. These increases were offset by a decline of £30.6 million in revenues in our ntl: business segment, primarily owing to fewer customers, and a decline of £7.2 million in revenues in our ntl: carriers segment, primarily because of the downturn in the market for wholesale telecommunications services.

Expenses

        Operating Costs.    For the year ended December 31, 2003, operating costs, including network expenses, increased by 2.9% to $1,545.9 million from $1,502.5 million in 2002, and operating costs expressed in UK pounds decreased by 5.4% to £945.6 million from £1,000.1 million. Operating costs as a percentage of revenues declined to 42.4% for the year ended December 31, 2003, from 46.0% for 2002. The decrease in operating costs as a percentage of revenue was primarily a result of reductions in television programming costs because of renegotiated contracts, which included expanded channel line ups, and in telephone interconnection costs as a result of our effort to route our outbound traffic more effectively and the recent OFTEL ruling related to mobile interconnect cost reductions. These savings were principally attributable to our ntl: home segment. In addition, we have experienced lower costs within our ntl: business segment as we continue to focus on a smaller but more profitable customer base. We have also benefited from a release of certain accruals in respect of the favorable resolution of billing matters with certain providers of interconnect related services in ntl:home and ntl:business. Finally, we benefited from a reduction in charges from local authorities in respect of rates payable on our network principally in ntl: home.

        These reductions have been partly offset by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, together with the impact of the release of certain balance sheet provisions in 2002 which were not repeated in 2003.

        Selling, general and administrative expenses.    For the year ended December 31, 2003, selling, general and administrative expenses increased by 14.2% to $900.2 million from $788.5 million in 2002, and selling, general and administrative expenses expressed in UK pounds increased by 4.9% to £550.7 million from £524.8 million. Selling, general and administrative expenses as a percentage of revenues increased to 24.7% for the year ended December 31, 2003, from 24.1% for 2002. The increase in these expenses was primarily due to higher marketing and selling activities in 2003, principally within ntl: home, which were curtailed in 2002 as a result of our reorganization. In addition, employee costs associated with incentive compensation plans increased in 2003 compared with 2002. These include increased bonus costs as a result of performance achievements above target, introduction of a long term incentive plan, and the adoption of SFAS No. 123 "Accounting for Stock Based Compensation." Also, contributing are increased pension costs in respect of our defined benefit schemes. Finally, as set forth above, selling, general and administrative costs have increased because of the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized, and the release of certain balance sheet provisions in 2002 as discussed below which were not repeated in 2003.

        These increases have been offset by savings arising from our successful renegotiation of our contract with IBM for outsourced IT services, together with reduced employee costs in ntl: business as a result of the restructuring at the end of 2002 and during 2003. In addition, we have also benefited from reduced ntl: home costs through lower allowances for doubtful accounts and other operational savings, together with reduced property and facility costs in our shared services division.

Other Charges

        Other charges of $40.7 million for the year ended December 31, 2003, include $36.7 million relating to restructuring charges for employee severance and related costs and $4.0 million in respect of professional fees. Restructuring charges of $36.7 million comprised new charges of $43.2 million less releases of $6.5 million in respect of provisions no longer required. The net charges were incurred in respect of approximately 960 employees who were made redundant or terminated in the year ended December 31, 2003, all of whom ceased employment by December 31, 2003.

        Other charges of $389.2 million in the year ended December 31, 2002 include restructuring charges of $104.8 million and non-cash charges of $284.4 million, primarily for allowances for the cancellation of receivables from our former parent company and some of its subsidiaries in accordance with our restructuring under Chapter 11. Restructuring charges of $104.8 million in 2002 relate to our actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. Employee severance and related costs in 2002 were related to approximately 740 employees to be terminated, of which approximately 350 employees were still employed by us as of December 31, 2002, but who were terminated by December 31, 2003. The following table summarizes the restructuring charges incurred and utilized in 2002 and 2003 (in millions):

	Employee severance and related costs	Lease exit costs	Agreement modifications	Other	Total
Balance, December 31, 2001	$72.5	$33.5	$27.7	$—	$133.7
Released	(0.6)	(15.1)	(11.5)	—	(27.2)
Charged to expense	35.2	78.9	1.2	16.7	132.0
Utilized	(87.5)	(18.6)	(16.2)	(15.2)	(137.5)

Balance, December 31, 2002	19.6	78.7	1.2	1.5	101.0
Foreign currency exchange translation adjustments	1.6	13.3	0.1	0.2	15.2
Released	(3.4)	(1.2)	(0.3)	(1.6)	(6.5)
Charged to expense	41.0	0.8	0.5	0.9	43.2
Utilized	(58.8)	(19.5)	(1.0)	(0.5)	(79.8)

Balance, December 31, 2003	$—	$72.1	$0.5	$0.5	$73.1

Depreciation expense

        For the year ended December 31, 2003, depreciation expense decreased to $1,233.2 million from $1,477.9 million in 2002, primarily as a result of the $2,498.0 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003. This decrease in carrying value of fixed assets was because of the adoption of fresh-start reporting, which included a reassessment of the remaining useful lives of these assets.

Amortization expense

        For the year ended December 31, 2003, amortization expense increased to $203.4 million from $63.7 million in 2002. This increase in amortization expense was as a result of the $1,222.6 million increase in the carrying value of our customer lists as of January 1, 2003 because of the adoption of fresh-start reporting, and which are being amortized over 3 to 12 years.

Interest expense

        For the year ended December 31, 2003, interest expense decreased to $746.4 million from $780.2 million in 2002, primarily as a result of the cancellation of $9,486.9 million of debt on January 10, 2003 in connection with our emergence from Chapter 11 reorganization. In the year ended December 31, 2002, interest expense included interest on this debt only through to May 8, 2002. Pursuant to SOP 90-7, in the period from May 8, 2002 to December 31, 2002, interest expense was included in the results of operations only to the extent that it would be paid during the bankruptcy proceeding or that it was probable that it would be an allowed priority, secured or unsecured claim. Accordingly, interest expense for the year ended December 31, 2002 excluded $645.2 million of contractual interest. The saving in interest from the cancellation of debt on January 10, 2003 was partly offset by:

  •
  interest on the Exit Notes issued in January 2003 through to November 2003 when they were repaid;

  •
  accretion charges in respect of fresh-start adjustments to the carrying values of Diamond Holdings and NTL Triangle notes;

  •
  adverse movements in exchange rates causing the US dollar equivalent of our UK pound interest expense to increase;

  •
  the amendment and restatement of our Senior and Working Capital Credit Facilities in January 2003, that increased the rate of interest payable on these facilities;

  •
  the amortization of certain costs incurred in connection with this amendment to the Senior and Working Credit Facilities; and

  •
  a reduction in the amount of interest capitalized in 2003.

        We paid interest in cash of $588.9 million for the year ended December 31, 2003, and $456.3 million for the year ended December 31, 2002. With respect to the interest payment of $50.4 million on the Exit Notes due on July 1, 2003, we elected to pay the interest through the issuance of additional "pay-in-kind" notes. We issued $56.1 million aggregate principal amount at maturity of Exit Notes with primarily the same terms as the original Exit Notes for the interest payment.

Recapitalization expense

        For the year ended December 31, 2003 we had no recapitalization expense. For the year ended December 31, 2002, recapitalization expense was $152.9 million. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. This expense included $36.2 million for employee retention related to substantially all of our UK employees and $116.7 million for financial advisory, legal, accounting and consulting costs.

Foreign currency transaction gains (losses)

        Our principal operating functional currencies are the UK pound and the euro, while our reporting currency is the US dollar. The assets and liabilities of our UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investment in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

        For the year ended December 31, 2003, foreign currency transaction gains were $54.0 million as compared with losses of $94.1 million for 2002. These gains in 2003 were primarily because of the effect of changes in exchange rates on US dollar denominated debt of our subsidiaries, Diamond Holdings and NTL Triangle, whose functional currency is the UK pound. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax benefit (expense)

        For the year ended December 31, 2003, income tax expense was $0.1 million as compared with income tax benefit of $25.7 million in 2002. The 2003 expense is composed of $1.6 million in US state and local income tax expense less $1.5 million of deferred non-US income tax benefit. None of the 2003 income tax, except a portion of the state and local tax, is expected to be payable in the next year.

Net (loss)

        For the year ended December 31, 2003, net loss was $954.2 million as compared with a net loss of $2,375.8 million in 2002 The reduction in net loss is attributable to:

  •
  our improved operating performance;

  •
  a reduction in depreciation expense because of our lower tangible fixed asset cost;

  •
  a reduction in restructuring charges for employee severance;

  •
  foreign currency gains in 2003 but losses in 2002; and

  •
  the occurrence in 2002 of items that were not repeated in 2003, including long-lived asset impairments, an allowance for the cancellation of receivables from our former parent company and some of its subsidiaries and recapitalization expense relating to our reorganization under Chapter 11.

Net (loss) per share

        Basic and diluted net loss per common share for the year ended December 31, 2003 was $15.10 and for the year ended December 31, 2002 was $39.93. Basic and diluted net loss per common share for the year ended December 31, 2002 is computed assuming the following shares were outstanding for these years: 50.0 million shares issued in connection with the Plan, 0.5 million shares issued in connection with the issuance of the Exit Notes and 9.0 million shares as an adjustment to give effect to the impact of the rights offering.

Segment profit (loss)

        ntl: home.    For the year ended December 31, 2003, ntl: home revenues increased by 14.2% to $2,442.5 million from $2,139.0 million for 2002, and revenues expressed in UK pounds increased by 4.9% to £1,494.1 million from £1,423.7 million. This was primarily a result of more customers subscribing to our broadband Internet services, an increase in our customer base, and the impact of price increases for our broadband Internet services and our cable television services. We also increased our revenues from our wholesale Internet access services through arrangements with other UK ISPs. These increases were partly offset by a reduction in our off-net revenues, primarily due to the cessation in the fourth quarter of 2002 of transition billing and other related services provided to the purchaser of the ConsumerCo off-net indirect access business which we sold in November 2001.

        For the year ended December 31, 2003, ntl: home segment profit increased by 24.2% to $1,101.6 million from $886.6 million for 2002, and segment profit expressed in UK pounds increased by 14.2% to £673.8 million from £590.1million. This increase is primarily associated with higher revenues together with reductions in our cable television program costs as a result of renegotiated contracts with content providers, which included expanded channel line ups, and in our telephone interconnect costs. Interconnect cost reductions resulted from our effort to route our outbound telephony traffic more effectively and from OFTEL mandated reductions in mobile interconnect rates. In addition further operational efficiencies and cost cutting including lower allowances for doubtful accounts owing to improved collection procedures, together with a reduction in amounts previously charged by local authorities in respect of rates payable on our network, have increased ntl: home segment profit in the year ended December 31, 2003. In the fourth quarter of 2003 we also benefited from a release of certain accruals in respect of the favorable resolution of billing matters with certain providers of interconnect related services.

        These cost reductions have been partly offset by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized. In addition increased sales and marketing costs, including related employee costs, have further reduced segment profit. These sales and marketing activities had been curtailed in 2002 as a result of our Chapter 11 reorganization. Other employee costs have also increased, partly because of increased bonus costs due to performance achievements above target, and partly because of the introduction of a long-term incentive plan in 2003.

        ntl: business.    For the year ended December 31, 2003, ntl: business revenues decreased by 1.8% to $461.2 million from $469.8 million in 2002, and revenues expressed in UK pounds decreased by 9.8% to £282.1 million from £312.7 million. This decrease was primarily because of fewer customers, major installations and orders as we executed our strategy of focusing on a smaller but more profitable customer base. This decrease in revenues was offset to some extent by our selling of additional services to our existing customers. We expect to return our focus towards targeted profitable customer acquisitions in 2004. Initiatives are expected to include the recruitment of a new sales team which will focus on winning new medium and large customers, and investigation and implementation of new indirect sales channels.

        For the year ended December 31, 2003, ntl: business segment profit increased by 62.3% to $170.4 million from $105.0 million in 2002, and segment profit expressed in UK pounds increased by 49.2% to £104.3 million from £69.9 million. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl: business at the end of 2002 and during 2003, together with the impact of further operational efficiencies and cost cutting. In addition we benefited from a release of certain accruals in respect of the favorable resolution of billing matters with certain providers of interconnect related services, together with a reduction in amounts charged by BT in respect of other interconnect services. The reductions in revenue described above did not have a material impact on segment profit because of the low profitability of these revenue streams.

        These increases in segment profit have been partially offset by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized.

        ntl: broadcast.    For the year ended December 31, 2003, ntl: broadcast revenues increased by 13.6% to $439.2 million from $386.6 million in 2002, and revenues expressed in UK pounds increased by 4.4% to £268.6 million from £257.3 million. This was primarily a result of higher revenues from delivery of radio communications services to the public safety sector. These arose principally from managed service contracts with six UK county police forces for the migration from analog to digital communication systems together with the supply of radio equipment and associated project and technical labor to the Metropolitan Police. We also generated additional revenues from the continued rollout of digital radio services and increases in site sharing, together with termination payments from two satellite distribution services contracts amounting to approximately £2 million.

        These increases in revenues were partly offset by reduced media revenues because of a downturn in this market especially in the satellite distribution services sector, the slowing down of installation services for cellular network rollouts, the termination of a contract to provide television program scheduling and transmission services, and the slowing down of public safety maintenance services.

        For the year ended December 31, 2003, ntl: broadcast segment profit increased by 13.8% to $188.7 million from $165.8 million in 2002, and segment profit expressed in UK pounds increased by 4.7% to £115.5 million from £110.3 million. This was primarily as a result of the increased revenues described above together with savings in employee costs following the reorganization of certain activities within the broadcast services and public safety business units.

        ntl: carriers.    For the year ended December 31, 2003, ntl: carriers revenues increased by 2.3% to $183.8 million from $179.7 million in 2002, and revenues expressed in UK pounds decreased by 6.0% to £112.4 million from £119.6 million. The primary reason for this decline in revenues as expressed in UK pounds is excess capacity in the carriers market that adversely affected pricing during 2003 and hampered our ability to obtain new business. In addition, during the year ended December 31, 2002, ntl: carriers was able to recognize some revenues, which had previously been deferred, as a result of the insolvency of certain customers which released us from our obligations under our contracts with them. These revenues were not repeated for the year ended December 31, 2003. The decline in revenues as expressed in UK pounds from carrier services has been partially offset by increased revenues from mobile telecommunications operators.

        For the year ended December 31, 2003, ntl: carriers segment profit increased by 1.5% to $150.8 million from $148.6 million in 2002, and segment profit expressed in UK pounds decreased by 6.8% to £92.2 million from £98.9 million. This decrease in segment profit as expressed in UK pounds was primarily owing to the decline in revenues as expressed in UK pounds.

        ntl: Ireland.    For the year ended December 31, 2003, ntl: Ireland revenues increased by 31.7% to $118.5 million from $90.0 million in 2002, revenues expressed in UK pounds increased 21.0% to £72.5 million from £59.9 million, and revenues expressed in euros increased by 10.1% to €104.8 million from €95.2 million. The primary reasons for the increase were more sales of premium services, including digital television, to existing customers, a price increase that became effective in January 2003, and higher business sector revenues.

        For the year ended December 31, 2003, ntl: Ireland segment profit increased by 87.4% to $41.6 million from $22.2 million in 2002, segment profit expressed in UK pounds increased by 71.6% to £25.4 million from £14.8 million, and segment profit expressed in euros increased by 56.6% to €36.8 million from €23.5 million. This was primarily owing to revenue growth together with a reduction in our bad debt charge as a result of our more rigorous credit policy. In addition during the year ended December 31, 2003, we continued to focus on reducing our operating costs and also successfully renegotiated our contract with IBM for outsourced IT services, which resulted in a reduction in rates charged. These costs reductions have been partly offset by increased employee costs including bonuses and the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized.

        ntl: shared services.    For the year ended December 31, 2003, ntl: shared services loss increased by 28.2% to $454.0 million from $354.1 million in 2002, and the loss expressed in UK pounds increased by 17.8% to £277.7 million from £235.7 million. This is primarily owing to increases in our pension fund charges arising from the annual actuarial valuation of our defined benefit pension plans during the fourth quarter of 2002 together with increased employee related costs. Additional employee related costs include increased bonus charges due to performance achievements above target, introduction of a long-term incentive scheme, stock option compensation arising from our adoption of SFAS No. 123, and other stock compensation expense. Finally, releases of certain balance sheet provisions in 2002 as discussed below were not repeated in 2003.

        These increases in shared services loss have been partly offset by savings resulting from the re-negotiation of our contract with IBM for outsourced IT services in the third quarter of 2003. In addition, for the year ended December 31, 2003, we reduced our property and related facility costs through further property rationalization and negotiated savings on our facility contracts compared with 2002. We reduced network maintenance and related costs, and we reduced our healthcare costs from the higher levels experienced during the year ended December 31, 2002 which were a result of increased claims following the significant employee redundancies announced during the fourth quarter of 2001.

Years Ended December 31, 2002 and 2001

Revenues

        For the year ended December 31, 2002, consolidated revenues increased by 2.4% to $3,265.1 million from $3,189.6 million for 2001, and revenues expressed in UK pounds decreased by

1.9% to £2,173.2 million from £2,216.1 million during the same period. This was primarily a result of the negative impact that uncertainties arising from our Chapter 11 reorganization had on our revenues in ntl: business, together with a reduction in revenue following the sale of the ConsumerCo off-net indirect access telephone business in ntl: home in the fourth quarter of 2001. These decreases were partially offset by increases in revenues in ntl: broadcast and ntl: Ireland.

Expenses

        A review of a number of our balance sheet accounts during 2002 found that some provisions that were being held against anticipated liabilities were no longer necessary. The release of these provisions resulted in a decrease in operating costs of $34.7 million, or £23.1 million, and a decrease in selling, general and administrative expense of $34.6 million, or £23.0 million.

        In addition, in 2002 we engaged in a process of reducing our expenditures in a variety of areas including customer acquisitions and expenditures relating to certain capital improvements. These measures, as well as the restructuring of our operations in 2001, which resulted in significant headcount reductions and departmental reorganizations, caused us to reassess whether for certain 2002 expenditures, assumptions related to the allocation of those costs between capital and operating expenses needed to be revised. This review was completed in the fourth quarter, resulting in a £16.3 million ($24.5 million) increase in operating expenses and a £24.9 million ($37.4 million) increase in selling, general and administrative expense and the corresponding reduction in fixed assets of £41.2 million ($61.9 million) in the three months ended December 31, 2002.

        There was no impact on cash in 2002 from either of these adjustments. These two adjustments relate principally to periods prior to the three months ended December 31, 2002. For the first, second and third quarters of 2002, operating expenses would increase by approximately £4 million per quarter and selling, general and administrative expense would increase by approximately £6 million per quarter if the reallocation of the £41.2 million from capitalized costs to expense was reflected in the appropriate periods. The £43.4 million net adjustment would not be reallocated to the first, second and third quarters of 2002 because these provisions related to periods prior to 2002.

        Operating expenses.    For the year ended December 31, 2002, operating expenses, including network expenses, decreased by 4.0% to $1,502.5 million from $1,564.3 million for 2001, and expenses expressed in UK pounds decreased 8.0% to £1,000.1 million from £1,086.9 million during the same period. Operating expenses as a percentage of revenues declined to 46.0% for the year ended December 31, 2002 from 49.0% for 2001. In addition to the release of provisions explained above, this decrease in operating expenses was primarily a result of decreases in telephone interconnection costs by improving the routing of our outbound traffic, and decreases in television programming costs due to renegotiated contracts which included expanded channel line ups.

        Selling, general and administrative expenses.    For the year ended December 31, 2002, selling, general and administrative expenses decreased by 21.0% to $788.5 million from $997.5 million for 2001, and expenses expressed in UK pounds decreased by 24.3% to £524.8 million from £693.0 million during the same period. Selling, general and administrative expenses as a percentage of revenues decreased to 24.1% for the year ended December 31, 2002 from 31.3% for 2001. This primarily reflects decreases in employee-related costs and sales and marketing expenses following various cost savings efforts, including restructurings that were announced in the third and fourth quarters of 2001, together with the release of provisions explained above.

Asset impairments

        Asset impairment charges were $445.1 million for the year ended December 31, 2002, and $8,160.6 million for the year ended December 31, 2001. Asset impairment charges of $445.1 million in 2002 are non-cash charges to write down some assets to their estimated fair values based on our assessment that their carrying value was not recoverable. These charges in 2002 included charges against fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of some network and other equipment. The charge with respect to license acquisition costs and goodwill was determined in accordance with SFAS No. 142. Asset impairment charges of $8,160.6 million in 2001 included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million.

Non-cash compensation

        Non-cash compensation of $30.6 million in the year ended December 31, 2001 was due to modifications to some stock options approved by the Compensation and Option Committee of the Board of Directors of our former parent company in July 2001. All options to purchase shares of our former parent company's common stock were cancelled on January 10, 2003 pursuant to the Plan.

Other charges

        Other charges of $389.2 million in the year ended December 31, 2002 include restructuring charges of $104.8 million and non-cash charges of $284.4 million, primarily for allowances for the cancellation of receivables from our former parent company and some of its subsidiaries in accordance with the Plan. Other charges of $297.9 million in the year ended December 31, 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate acquired companies, mostly related to information technology integration as well as costs incurred for business rationalization consulting.

        Restructuring charges of $104.8 million for the year ended December 31, 2002 and $202.8 million for the year ended December 31, 2001 relate to our actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges and $57.9 million of the 2001 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. Employee severance and related costs in 2001 were related to approximately 5,200 employees to be terminated, of which approximately 20 employees were still employed by us as of December 31, 2002. These costs in 2002 were related to approximately 740 employees to be terminated, of which approximately 350 employees were still employed by us as of December 31, 2002, but who were all terminated by December 31, 2003.

        The following table summarizes the restructuring charges incurred and utilized in 2001 and 2002 (in millions):

	Employee Severance and Related Costs	Lease Exit Costs	Agreement Modifications	Fixed Assets	Other	Total
Balance, December 31, 2000	$47.9	$18.0	$—	$—	$—	$65.9
2000 provision utilized	(41.3)	(9.6)	—	—	—	$(50.9)
2000 provision released	(6.6)	(7.3)	—	—	—	$(13.9)
Charged to expense	98.7	32.4	27.7	57.9	—	$216.7
2001 provision utilized	(26.2)	—	—	(57.9)	—	$(84.1)

Balance, December 31, 2001	72.5	33.5	27.7	—	—	133.7
2000 provision utilied	—	(1.1)	—	—	—	(1.1)
2001 provision utilized	(71.9)	(17.3)	(16.2)	—	—	(105.4)
2001 provision released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	35.2	78.9	1.2	7.5	9.2	132.0
2002 provision utilized	(15.6)	(0.2)	—	(7.5)	(7.7)	(31.0)

Balance, December 31, 2002	$19.6	$78.7	$1.2	$—	$1.5	$101.0

Depreciation

        Depreciation expense increased to $1,477.9 million in 2002 from $1,361.4 million in 2001 primarily due to an increase in depreciation of telecommunications and cable television equipment due to purchases of fixed assets during 2002.

Amortization

        Amortization expense decreased to $63.7 million in 2002 from $1,178.9 million in 2001 due to the adoption of SFAS No. 142 on January 1, 2002. SFAS No. 142 ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the year ended December 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $1,104.9 million, would have been $74.0 million but for the application of SFAS No. 142.

Interest expense

        Interest expense decreased to $780.2 million in 2002 from $1,240.8 million in 2001 as a result of the application of SOP 90-7. Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, we did not recognize interest expense on some of our outstanding publicly traded notes on or after May 8, 2002, the date some of our subsidiaries and we filed our Plan of Reorganization under Chapter 11 of the Bankruptcy Code. Our contractual interest for the year ended December 31, 2002 was $1,425.4 million. The increase in contractual interest expense in 2002 as compared with 2001 is primarily due to additional borrowings under credit facilities and the issuance of new notes in 2001. Interest of $456.3 million was paid in cash in the year ended December 31, 2002 and interest of $844.3 million was paid in cash in the year ended December 31, 2001.

Other (losses)

        Other losses of $88.5 million in 2001 are from the sale in the fourth quarter of 2001 of the ConsumerCo off-net indirect access business, which served customers not directly connected to our network.

Foreign currency gains (losses)

        Our principal operating functional currencies are the UK pound and the euro, while our reporting currency is the US dollar. The assets and liabilities of our UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective years. Exchange gains and losses on translation of our net equity investment in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

        Foreign currency transaction losses were $94.1 million in the year ended December 31, 2002 compared with foreign currency gains of $0.6 million in the year ended December 31, 2001. The change was primarily owing to the appreciation of the dollar against UK pounds.

Recapitalization expense

        Recapitalization expense was $152.9 million in the year ended December 31, 2002. Recapitalization expense includes all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expense includes $36.2 million for employee retention related to substantially all of our UK employees and $116.7 million for financial advisory, legal, accounting and consulting costs.

Income tax benefit (expense)

        Income tax benefit in 2002 of $25.7 million related to a reduction of $1.2 million in state and local income tax and a reduction of $24.5 million in deferred tax liabilities attributable to foreign subsidiaries. Income tax expense in 2001 of $118.1 million included an adjustment related to 1997 through 2000 of approximately $116.1 million that is primarily attributable to additional tax depreciation being claimed during 2001 on original and amended income tax returns.

Net (loss)

        Net loss was $2,375.8 million in the year ended December 31, 2002 and $11,837.0 million in the year ended December 31, 2001. This change was the result of the factors discussed above.

Segment profit (loss)

        ntl: home.    For the year ended December 31, 2002, ntl: home revenues increased by 2.8% to $2,139.0 million from $2,080.5 million for 2001, and revenues expressed in UK pounds decreased by 1.5% to £1,423.7 million from £1,445.5 million during the same period. This was primarily a result of the sale of the ConsumerCo off-net indirect access business in November 2001 that accounted for approximately £46.0 million of consolidated revenues in the year ended December 31, 2001. During 2002, ntl: home placed more focus on retention of existing customers and curtailed its spending on acquisition of new customers. Consequently, the customer base declined during 2002, leading to lower revenues. The effect of this decrease in customers was partially offset by price increases and an increase in the number of customers subscribing to our broadband Internet services.

        For the year ended December 31, 2002, ntl: home segment profit increased by 40.2% to $886.6 million from $632.6 million for 2001, and segment profit expressed in UK pounds increased by 34.3% to £590.1 million from £439.5 million during the same period. This was primarily due to reductions in ntl: home's expenses which offset the decreases in revenues resulting in an increase in segment profit margin from 30.4% in 2001 to 41.4% in 2002. These expenses decreased primarily due to changes in the mix of our revenues towards services with lower marginal costs, combined with savings in our television programming costs and telephone interconnect costs. We increased the number of customers subscribing to our broadband Internet services although this increase was partially offset by reductions in the number of customers subscribing to cable television and telephone services from us. Finally, segment profit was also adversely affected by the sale of the ConsumerCo off-net indirect access business in the fourth quarter of 2001 by approximately £11 million.

        In addition, lower employee-related costs following our organizational restructuring in the fourth quarter of 2001, together with further operational efficiencies and cost cutting, including a reduction in our sales and marketing costs, resulted in lower expenses in 2002 compared with 2001.

        ntl: business.    For the year ended December 31, 2002, ntl: business revenues decreased by 8.8% to $469.8 million from $515.0 million for 2001, and revenues expressed in UK pounds decreased by 12.6% to £312.7 million from £357.8 million during the same period. This was primarily the result of uncertainties arising from our Chapter 11 reorganization activities in 2002, together with our decision to stop selling a number of our less profitable products.

        For the year ended December 31, 2002, ntl: business segment profit decreased by 1.4% to $105.0 million from $106.5 million for 2001, and segment profit expressed in UK pounds decreased by 5.5% to £69.9 million from £74.0 million during the same period. The main reason for this decline was the decrease in ntl: business revenues, partly offset by lower expenses principally due to lower employee costs following our organizational restructuring during 2001, together with the impact of further operational efficiencies and cost cutting.

        ntl: broadcast.    For the year ended December 31, 2002, ntl: broadcast revenues increased by 9.9% to $386.6 million from $351.8 million for 2001, and revenues expressed in UK pounds increased by 5.3% to £257.3 million from £244.4 million during the same period. This was primarily a result of an increase in digital radio rollout and additional project revenues. In addition, strong demand for tower site rental was sustained throughout 2002 from all five major mobile operators, resulting in a further increase in revenues.

        For the year ended December 31, 2002, ntl: broadcast segment profit increased by 15.6% to $165.8 million from $143.4 million for 2001, and segment profit expressed in UK pounds increased by 10.7% to £110.3 million from £99.6 million during the same period. This was primarily a result of increased revenues.

        ntl: carriers.    For the year ended December 31, 2002, ntl: carriers revenues decreased marginally to $179.7 million from $180.0 million for 2001, and revenues expressed in UK pounds decreased 4.4% to £119.6 million from £125.1 million during the same period. This decline was largely a result of a significant downturn in the carrier market, partially offset by growth in the mobile market.

        For the year ended December 31, 2002, ntl: carriers segment profit increased by 2.4% to $148.6 million from $145.1 million for 2001, and segment profit expressed in UK pounds decreased by 1.9% to £98.9 million from £100.8 million during the same period. This small decrease was primarily due to the fall in revenues.

        ntl: Ireland.    For the year ended December 31, 2002, ntl: Ireland revenues increased by 44.5% to $90.0 million from $62.3 million for the same period of 2001, revenues expressed in UK pounds increased by 38.3% to £59.9 million from £43.3 million during the same period, and revenues expressed in euros increased by 36.8% to €95.2 million from €69.6 million during the same period. This was primarily a result of price increases on our television services and selling more services to our existing customers, including the migration of customers from analog to digital television.

        For the year ended December 31, 2002, ntl: Ireland segment profit increased by 115.5% to $22.2 million from $10.3 million for 2001, segment profit expressed in UK pounds increased by 105.6% to £14.8 million from £7.2 million during the same period, and segment profit expressed in euros increased by 104.3% to €23.5 million from €11.5 million during the same period. The increase was primarily owing to higher revenues as described above.

        ntl: shared services.    For the year ended December 31, 2002, ntl: shared services loss decreased by 13.7% to $354.1 million from $410.1 million for 2001, and loss expressed in UK pounds decreased 17.3% to £235.7 million from £284.9 million during the same period. This was primarily due to lower employee-related costs and other operational efficiencies and cost savings.

Statement of Cash Flows

Year Ended December 31, 2003 and 2002

        For the year ended December 31, 2003, cash provided by operating activities increased to $521.1 million from $258.7 million in 2002, because of the improvement in operating results. For the year ended December 31, 2003, cash paid for interest, exclusive of amounts capitalized, increased to $583.4 million from $410.0 million in 2002 primarily as a result of our resumption of payment of interest due on our outstanding debt when we emerged from bankruptcy on January 10, 2003. These payments were suspended during our reorganization process. In addition, the amendment and restatement of our Senior and Working Capital Credit Facilities in January 2003 increased the rate of interest and unfavorable movements in exchange rates increased the US dollar equivalent of our UK pound debt interest payments.

        For the year ended December 31, 2003, cash used in investing activities decreased to $563.6 million from $844.2 million in 2002. Cash used in investing activities for the year ended December 31, 2002, included $166.5 million of restricted cash drawn under the DIP facility. See "Our Restructuring". The DIP facility was repaid on the effective date of our reorganization from Chapter 11. Purchases of fixed assets for the year ended December 31, 2003, which are primarily related to customer premise equipment, were lower than in 2002. During 2003, we continued to restrict purchases of fixed assets in an effort to conserve cash.

        Cash provided by financing activities for the year ended December 31, 2003 was $120.9 million compared with $800.6 million cash provided for the year ended December 31, 2002.

        The principal components of the $120.9 million cash provided by financing activities in 2003 were as follows:

  •
  On November 17, 2003, we completed a rights offering, we received gross proceeds of $1,434 million and approximately $1,367 million after expenses from the exercise of rights; and

  •
  From the proceeds of the rights offering, we repaid in full all our obligations under our 19% Exit Notes of $554.1 million and, together with cash on hand, our working capital credit facility of $684.9 million. We also made principal payments on some of our capital leases.

        The principal components of the $800.6 million cash provided in 2002 were as follows:

  •
  Proceeds from borrowings, net of financing costs, of $670.1 million, which included $463.2 million borrowed under our working capital facility, net of costs of $9.5 million, and $229.0 million borrowed under our DIP facility, net of costs of $12.6 million; and

  •
  Proceeds from borrowings from NTL Delaware of $135.2 million comprising the £90.0 million loan to our subsidiary NTL (UK) Group, Inc. This note was purchased on January 10, 2003 pursuant to the reorganization from Chapter 11 by one of our subsidiaries for cash consideration equal to the principal amount of the note plus accrued interest.

Year Ended December 31, 2002 and 2001

        Cash provided by (used in) operating activities was $258.7 million for the year ended December 31, 2002 compared with $(558.6) million for the year ended December 31, 2001. Cash paid for interest, exclusive of amounts capitalized, was $410.0 million for the year ended December 31, 2002, and $776.6 million for the year ended December 31, 2001. The change in cash provided by (used in) operating activities is due to changes in working capital as a result of the timing of receipts and disbursements including the suspension of various payments due to our reorganization.

        Cash used in investing activities was $844.2 million for the year ended December 31, 2002, and $1,858.1 million for the year ended December 31, 2001. Cash used in investing activities primarily includes cash used for purchases of fixed assets and acquisitions, net of cash acquired.

        Purchases of fixed assets were $680.9 million for the year ended December 31, 2002, and $1,653.0 million for the year ended December 31, 2001 as a result of continuing fixed asset purchases and network construction. We continue to restrict purchases of fixed assets in 2002 in an effort to conserve cash.

        Cash used in investing activities for the year ended December 31, 2001 also included cash used for a loan to our former parent company of $150.0 million. On September 28, 2001, we loaned our former parent company $150.0 million in exchange for 15.0% promissory notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. These notes were cancelled pursuant to the Plan.

        Cash provided by financing activities was $800.6 million for the year ended December 31, 2002, and $2,252.1 million for the year ended December 31, 2001.

        Proceeds from borrowings from NTL Delaware of $135.2 million for the year ended December 31, 2002 is the £90.0 million loan to NTL (UK) Group, Inc. This note was purchased by one of our subsidiaries for consideration equal to the principal amount of the note plus accrued interest on the effective date of the Plan. Proceeds from borrowings, net of financing costs, of $670.1 million for the year ended December 31, 2002 includes $463.2 million borrowed under the NTL Communications Limited working capital facility, net of costs of $9.5 million, and $229.0 million borrowed under the Communications Cable Funding Corp. debtor-in-possession facility, net of costs of $12.6 million.

        Proceeds from borrowings, net of financing costs, of $2,643.4 million for the year ended December 31, 2001 include $838.5 million borrowed under our senior credit facility, $431.8 million borrowed under our working capital facility, $1,150.0 million from the issuance of our 6 3/4% Convertible Senior Notes and $277.9 million from the issuance of our 12 3/8% Senior Euro Notes, net of aggregate financing costs of $54.8 million. These notes were cancelled pursuant to the Plan.

        Principal payments of $421.5 million for the year ended December 31, 2001 include optional repayments of $395.8 million under the NTL Communications Limited credit agreements and repayments of an aggregate of $25.7 million of other debt.

        Cash provided by financing activities also includes contributions from our former parent company NTL Delaware of $3.9 million for the year ended December 31, 2002 and $40.8 million for the year ended December 31, 2001.

        Liquidity and Capital Resources

        Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. We must regularly service interest payments with cash flows from operations and we have over $5.4 billion of principal payments and contractual commitments coming due over the next three years. Our ability to sustain operations, meet financial covenants under our indebtedness, obtain additional capital and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

        On November 4, 2003, we declared a non-cash dividend to stockholders of record of our common stock as of the close of business on November 7, 2003, at no charge, of 0.702243 transferable rights for each share of our common stock they hold on the record date. Each right entitled stockholders to purchase one share at a purchase price of $40.00. The rights offering period expired on November 17, 2003.

        In connection with the rights offering, we issued 35,853,465 shares and received gross proceeds of $1,434 million. We used the net proceeds of approximately $1,367 million to repay in full all obligations under our Exit Notes and, together with cash on hand, our working capital facility. In addition, we used the net proceeds as inter-company funding to one of our subsidiaries and the balance for general corporate expenses.

        Historically, we have been unable to obtain positive cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We have also incurred and expect to continue to incur substantial losses. During the period after we emerged from our Chapter 11 reorganization until the completion of the rights offering, we funded ourselves primarily with the proceeds of borrowings from the Exit Notes, our working capital facility and our senior credit facility. For the period of January 1, 2004 through March 31, 2005, we expect to spend between £420 million and £460 million, or between $750 million and $820 million, on acquiring fixed assets. We believe that our cash on hand, together with cash from operations, will be sufficient for our cash requirements through March 2005. However, our cash requirements after March 31, 2005, may exceed, perhaps significantly, these sources of cash. This may require that we obtain financing in excess of the proposed refinancing we are currently negotiating. See "Recent Developments". We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our current or proposed indebtedness from incurring additional indebtedness.

        Beginning in 2005, a series of principal payments and other contractual commitments come due, including on September 30, 2005 the principal under the revolving facility of our senior credit facility. As of December 31, 2003, the principal amount outstanding under this facility was £2,584.8 million, or $4,611.8 million. We currently do not have adequate cash flow to fund these requirements. Consequently, we anticipate funding these requirements through refinancing in the debt markets. We are currently seeking to take advantage of favorable market conditions in connection with our refinancing needs. See "Business—Recent Developments." If our proposed refinancing fails, we may seek to amend the terms of our existing credit facilities, including extending their maturities. Additionally, we may seek liquidity in the equity markets. If we were to issue additional equity, there could be a dilutive effect on our shareholders. There can be no assurance that any of these sources of funds will be available to us or that any covenants in any new debt will not be more restrictive than the covenants under our existing debt.

        To the extent we raise additional capital, market considerations may require us to seek financing denominated in US dollars, further exposing us to currency exchange risks. To the extent that the UK pound declines in value against the US dollar, it will become more difficult for us to service this US dollar debt.

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

        In addition, our subsidiaries and we are obligated to comply with various financial covenants that require our subsidiaries and us to meet and maintain specified financial performance measures and ratios. These covenants set targets related to liquidity, coverage and leverage ratios. These ratios are not publicly reported and depend on measures like derivatives of earnings before interest, taxes, depreciation and amortization, or EBITDA. The definition of EBITDA included in our senior credit and working capital facilities includes various adjustments to that measure for the purposes of these agreements. EBITDA as so defined is not a measure that is reported in our financial statements. With respect to our senior credit and working capital facilities, these ratios are tested quarterly. Over time, these ratios change to become more restrictive. Although as a result of the rights offering, debt levels and total charges have decreased, our compliance is still heavily dependent on our ability to maintain the EBITDA and other performance measures defined in these agreements. In particular, our ability to maintain ratios that are based on earnings or cash flows will depend on our business performance, which may be influenced by factors outside our control. In the event that we fail to meet any of these covenants and we are unable to cure the failure or otherwise renegotiate the covenant, the lenders under those agreements would have significant rights to seize control of most of our assets because these agreements are secured by liens on most of our assets or to accelerate payment under our debt facilities. Also, a default under one debt agreement could trigger a default under our other debt agreements.

        Our debt and the debt of some of our subsidiaries contain restrictions on our ability to transfer cash between groups of our subsidiaries. This debt includes the senior credit facility, the 11.20% Senior Discount Debentures of NTL Triangle, an indirect wholly-owned subsidiary of ours, referred to as the Triangle Notes, and the 9 1/8% Senior Notes and the 10% Senior Sterling Notes of Diamond Holdings, an indirect wholly-owned subsidiary of ours, referred to as the Diamond Notes. The Triangle Notes and Diamond Notes are described more fully below. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our indebtedness from transferring cash to other subsidiaries that might require funds. In addition, cross-default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

        We are a holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. As a result, we depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our subsidiaries' and our existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

        At December 31, 2003, all of our defined benefit pension plans have projected benefit obligations exceeding plan assets totaling $156.9 million. We will need to fund these deficits in accordance with the laws and regulations of the United Kingdom and the Republic of Ireland. We expect to contribute a total of approximately £14.9 million ($26.6 million) in 2004, of which £13.0 million ($23.2 million) relates to the largest of our defined benefit pension plans.

        During the year ended December 31, 2003, we received an actuarial valuation as of December 31, 2002, of the largest of our defined benefit pension plans, which represented approximately 82.9% of total plan assets and 83.3% of total projected benefit obligations at December 31, 2003. Based upon this actuarial valuation of the assets as of the valuation date of December 31, 2002, this plan has a projected benefit obligation exceeding the fair value of plan assets by approximately £82.3 million, or $146.8 million. We will need to fund this deficit in accordance with the laws and regulations of the United Kingdom. We will need to contribute approximately £13.0 million ($23.2 million) in cash payments annually beginning January 1, 2004, and must increase this contribution by 4% for each succeeding year for a period of eleven and one half years in order to eliminate the current deficit. The actuarial valuation of our pension plans requires the use of assumptions and estimates. These assumptions may differ from those used in calculating the amounts required to be disclosed in accordance with SFAS No. 132. Changes in these assumptions and estimates as well as future investment returns could potentially have a material impact, either upwards or downwards, on the estimated funding requirement.

Description of Outstanding Indebtedness

        The terms of the significant notes and credit facilities issued by our subsidiaries and us are summarized below.

Senior Credit Facility

  •
  This facility was fully drawn as of December 31, 2003. The principal amount outstanding is £2,784.8 million, or $4,968.6 million. Our senior credit facility is comprised of a revolving facility of £2,584.8 million, or $4,611.8 million, and a term facility of £200.0 million, or $356.8 million.

  •
  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The revolving facility and the term facility have different margin rates. At December 31, 2003, the effective annual interest rate on the revolving facility was 6.55% and the effective annual interest rate on the term facility was 9.05%. Interest is payable in cash at least semiannually.

  •
  Principal outstanding under the revolving facility is due in full on September 30, 2005 and principal outstanding under the term facility is due in six quarterly installments beginning on June 30, 2006.

  •
  We are subject to financial maintenance tests under our senior credit facility, including a test of liquidity, coverage and leverage ratios applied to us and several of our subsidiaries.

  •
  On January 12, 2004, we repaid £184.8 million of the senior credit revolving facility, of which £173.8 million was voluntary. On February 12, 2004, we voluntarily repaid a further £50 million.

        We will repay the senior credit facility if we consummate the proposed refinancing. See "Recent Developments."

Other Indebtedness

  •
  NTL Triangle 11.20% Senior Discount Debentures due November 15, 2007—The principal amount at maturity is $517.3 million. Interest is payable semiannually on May 15 and November 15.

  •
  Diamond Holdings 10% Senior Sterling Notes due February 1, 2008—The principal amount at maturity is £135.0 million, or $240.9 million. Interest is payable semiannually on August 1 and February 1.

  •
  Diamond Holdings 9 1/8% Senior Notes due February 1, 2008—The principal amount at maturity is $109.9 million. Interest is payable semiannually on August 1 and February 1.

        We will redeem all of this other indebtedness if we consummate the proposed refinancing. See "Recent Developments."

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of December 31, 2003, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-Term Debt	$5,839.9	$0.5	$4,648.4	$1,190.1	$0.9
Capital Lease Obligations	71.4	1.8	2.3	1.6	65.7
Operating Leases	816.2	93.9	145.7	130.0	446.6
Unconditional Purchase Obligations(1)	479.2	331.7	147.5	—	—
Other Long-Term Obligations	32.2	0.1	17.2	—	14.9

Total Contractual Cash Obligations	$7,238.9	$428.0	$4,961.1	$1,321.7	$528.1

(1)
These obligations include our obligations under our agreement with IBM. After May 2006, our contract with IBM is terminable upon 6-months notice. After that time it becomes a conditional obligation. Accordingly, we have not included any payments after this date. See "Business—Our Network—IT."

        The following table includes information about our commercial commitments as of December 31, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Guarantees	$32.2	$0.1	$17.2	$—	$14.9
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$32.2	$0.1	$17.2	$—	$14.9

        Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Use of Non-GAAP Financial Measures

        The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for other measures of financial performance reported in accordance with GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the following reconciliations to corresponding GAAP financial measures, allow a better understanding of factors and trends affecting our business.

        Combined segment profit is not a financial measure recognized under GAAP. Combined segment profit represents our combined earnings before interest, taxes, depreciation and amortization, long-lived asset impairments, non-cash compensation, other charges, share of (losses) from equity investments, other gains (losses), foreign currency transaction gains (losses) and recapitalization expense, for each of our reportable business segments. This measure is most directly comparable to the GAAP financial measure net income (loss). Some of the significant limitations associated with the use of combined segment profit as compared with net income (loss) are that combined segment profit does not consider the amount of required reinvestment in depreciable fixed assets, interest expense, gains or losses on foreign currency transactions, income tax expense or benefit and similar items on our results of operations. Combined segment profit also ignores the impact on our results of operations of items that management believes are not characteristic of our underlying business operations. We compensate for these limitations by using combined segment profit to measure profit or loss on a combined segmental basis and not to determine our consolidated results of operations.

        We believe combined segment profit is helpful for understanding our performance and assessing our prospects for the future, and that it provides useful supplemental information to investors. In particular, this non-GAAP financial measure reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to net income (loss), provide a more complete understanding of factors and trends affecting our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare combined segment profit (loss) with other companies' non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for net income (loss) or other measures of financial performance reported in accordance with GAAP.

Reconciliation of Combined Segment Profit to US GAAP net loss

	Years ended December 31,
	2003	2002	2001
	(in millions)
Combined segment profit	$1,199.1	$974.1	$627.8
Reconciling items:
Long-lived asset impairments	—	(445.1)	(8,160.6)
Non-cash compensation	—	—	(30.6)
Other charges	(40.7)	(389.2)	(297.9)
Depreciation and amortization	(1,436.6)	(1,541.6)	(2,540.3)
Interest income and other, net	17.0	30.9	34.6
Interest expense	(746.4)	(780.2)	(1,240.8)
Share of (losses) from equity investments	(0.5)	(3.4)	(23.2)
Other gains (losses)	—	—	(88.5)
Foreign currency transaction gains (losses)	54.0	(94.1)	0.6
Recapitalization expense	—	(152.9)	—
Income tax (expense) benefit	(0.1)	25.7	(118.1)

Subtotal	(2,153.3)	(3,349.9)	(12,464.8)

Net (loss)	$(954.2)	$(2,375.8)	$(11,837.0)

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

        Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, our former parent company commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee's legal and financial advisors.

        Our former parent company and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. Our former parent company also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

        On April 16, 2002, our former parent company announced that it and the unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, our former parent company and certain of our former parent company's other subsidiaries filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors' committee of bondholders entered into a credit facility agreement, referred to in this Form 10-K as the DIP facility, committing to provide a wholly-owned subsidiary of ours with up to $500 million in new debt financing. NTL Delaware committed to provide up to an additional $130 million to us under the DIP facility.

        As a result of the payment defaults as well as the voluntary filing under Chapter 11 by our former parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of our former parent company's and its subsidiaries' principal credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL Triangle.

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

Fresh-Start Reporting

        We operated our business as a debtor-in-possession subject to the jurisdiction of the US Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, our consolidated financial statements for periods prior to our emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," or SOP 90-7. In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded in our consolidated financial statements as of January 1, 2003.

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

        The emergence from Chapter 11 and the adoption of fresh-start reporting as of January 1, 2003 resulted in the following items of income (expense) that were recognized on that date (in millions):

January 1, 2003
Predecessor Company
Gain on debt discharge	$8,451.6
Fresh-start adoption—intangible assets	1,521.7
Fresh-start adoption—long-term debt	221.3
Fresh-start adoption—deferred tax liability	(68.6)
Fresh-start adoption—accrued expenses	(120.4)
Fresh-start adoption—fixed assets	(3,194.9)
Recapitalization expense	(8.0)

Net income	$6,802.7

Pro forma basic and diluted net income per common share	$114.33
Pro forma weighted average number of shares	59.5

Recent Accounting Pronouncements

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), Employers' Disclosures About Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. This statement revises employers' disclosures about pension plans and other postretirement plans, it does not change the measurement or recognition of these plans required by FASB Statement No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirment Benefits Other Than Pensions. This statement replaces FASB No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, and requires additional disclosures to those in the original Statement No. 132. This statement was developed in response to concerns expressed by users of financial statements about their needs for more information about pension plan assets, obligations, benefit payments, contributions and net benefit costs. The statement is effective for financial statements with fiscal years ending after December 15, 2003, and for foreign plans with fiscal years ending after June 15, 2004. The early adoption of this statement will not have a material impact on our consolidated statement of operations. We adopted the provisions of SFAS No. 132 (Revised) as of December 31, 2003.

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

        We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in US dollars. To the extent that the pound declines in value against the US dollar, the effective cost of servicing our US dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2003, $485.3 million (net of unamortized discount of $141.9 million), or 8.5% of our long-term debt, net of unamortized discount, was in US dollars.

        Because the revenues and expenses from our principal operations are denominated primarily in pounds, but we report our financial results in US dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations. The aggregate potential increase in our net loss from a hypothetical one percent fall in the US dollar to UK pound exchange rate would have been approximately $8 million for the year ended December 31, 2003.

        The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of December 31, 2003, about our long-term fixed and variable interest rate debt by maturity that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year Ending December 31,
								Fair Value December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	$517.3	$109.9	—	$627.2	$636.2
Average interest rate				11.2%	9.125%
UK Pound
Fixed rate	—	—	—	—	£135.0	—	£135.0	£139.4
Average interest rate					10.0%
Average forward exchange rate					1.6761
UK Pound
Variable Rate	—	£2,584.8	—	—	—	—	£2,584.8	£2,584.8
Average interest rate		LIBOR plus 4.0%
Average forward exchange rate		1.6963
UK Pound
Variable Rate	—	—	£20.0	£180.0	—	—	£200.0	£200.0
Average interest rate			LIBOR plus 5.5%	LIBOR plus 5.5%
Average forward exchange rate			1.6798	1.6761

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-77 of this annual report and are incorporated by reference. The following is a summary of selected quarterly results of operations for the years ended December 31, 2003 and 2002:

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Revenues:
ntl: home	580.3	598.2	598.7	665.3
ntl: business	120.2	115.3	111.8	113.9
ntl: broadcast	103.1	104.9	108.8	122.4
ntl: Ireland	28.1	29.7	28.9	31.8
ntl: carriers	44.2	44.4	45.9	49.3

Total revenues	$875.9	$892.5	$894.1	$982.7

Segment profit (loss):
ntl: home	244.7	264.6	283.6	308.7
ntl: business	33.8	38.7	43.2	54.7
ntl: broadcast	45.8	43.5	45.3	54.1
ntl: Ireland	7.9	9.0	12.2	12.5
ntl: carriers	35.6	37.6	38.4	39.2
Shared services	(117.4)	(114.0)	(100.3)	(122.3)

Combined segment profit	$250.4	$279.4	$322.4	$346.9

Segment profit as a percentage of revenues:
ntl: home	42.2%	44.2%	47.4%	46.4%
ntl: business	28.1%	33.6%	38.6%	48.0%
ntl: broadcast	44.4%	41.5%	41.6%	44.2%
ntl: Ireland	28.1%	30.3%	42.2%	39.3%
ntl: carriers	80.5%	84.7%	83.7%	79.5%
Combined segment profit as a percentage of revenues	28.6%	31.3%	36.1%	35.3%
Operating (loss)	(86.6)	(82.8)	(28.7)	(80.1)
Net (loss), as previously reported	(279.6)	(257.6)	(188.9)	n/a
Net (loss) per share, as previously reported	(5.54)	(5.14)	(3.77)	n/a
Net (loss), revised(1)	(279.9)	(259.7)	(191.0)	(223.6)
Net (loss) per share, revised(1)	$(4.70)	$(4.36)	$(3.20)	$(3.01)

	2002
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Revenues:
ntl: home	516.2	524.4	543.9	554.5
ntl: business	118.3	114.3	119.2	118.0
ntl: broadcast	91.8	96.9	98.5	99.4
ntl: Ireland	19.5	21.5	24.2	24.8
ntl: carriers	47.1	45.7	44.5	42.4

Total revenues	$792.9	$802.8	$830.3	$839.1

Segment profit (loss):
ntl: home	202.8	222.3	234.5	227.0
ntl: business	28.4	30.8	28.1	17.7
ntl: broadcast	40.2	44.4	43.7	37.5
ntl: Ireland	3.7	6.1	6.9	5.5
ntl: carriers	38.5	36.6	38.1	35.4
Shared services	(93.6)	(95.7)	(97.7)	(67.1)

Combined segment profit	$220.0	$244.5	$253.6	$256.0

Segment profit as a percentage of revenues:
ntl: home	39.3%	42.4%	43.1%	40.9%
ntl: business	24.0%	27.0%	23.6%	15.0%
ntl: broadcast	43.8%	45.8%	44.4%	37.7%
ntl: Ireland	19.0%	28.5%	28.4%	22.2%
ntl: carriers	81.8%	80.0%	85.6%	83.5%
Combined segment profit as a percentage of revenues	27.7%	30.5%	30.5%	30.5%
Operating (loss)	(119.0)	(115.0)	(464.7)	(703.1)
Net (loss)	(459.9)	(417.0)	(567.6)	(931.3)
Net (loss) per share	$(7.73)	$(7.01)	$(9.54)	$(15.65)

(1)
The data for the first three quarters of 2003 have been revised to show the effect of the adoption of SFAS No. 123 and the completion of the rights offering. As a result of the adoption of SFAS No. 123 on January 1, 2003, we recorded compensation expense related to stock option grants of approximately $0.3 million for the quarter ended March 31, 2003, $2.1 million for the quarter ended June 30, 2003, and $2.1 million for the quarter ended September 30, 2003. Due to the effect of the rights offering, the weighted average number of shares outstanding for each of the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 increased by 9.0 million shares.

(2)
In 2002, we recorded asset impairment charges of $445.1 million ($26.6 million in the third quarter and $418.5 million in the fourth quarter) consisting of non-cash charges to write down certain assets to their estimated fair values based on our assessment that the carrying value was not recoverable. In addition, we recorded restructuring charges of $104.8 million as follows: $1.6 million in the first quarter, $2.1 million in the second quarter, $1.9 million in the third quarter and $99.2 million in the fourth quarter. We also recorded non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan as follows: $287.8 million in the third quarter and a release of $3.4 million in the fourth quarter primarily owing to changes in the foreign currency exchange rate. We also recorded recapitalization expense as a result of our Chapter 11 reorganization of $152.9 million as follows: $32.1 million in the first quarter, $31.1 million in the second quarter, $32.6 million in the third quarter and $57.1 million in the fourth quarter. The recapitalization costs and expenses of $32.1 million in the first quarter of 2002 were included in operating loss but were subsequently reclassified in accordance with SOP 90-7.

(3)
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as this term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported in a timely basis.

        Changes in Internal Controls.    Since the end of the period covered by this annual report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this report.

PART III

Item 10.    Directors and Executive Officers & Registrants

        The following table provides information about our directors and executive officers:

Name	Age	Title
James F. Mooney	49	Chairman
Simon P. Duffy	54	Chief Executive Officer, President and Director
Scott E. Schubert	50	Chief Financial Officer
Robert C. Gale	43	Vice President—Controller
Howard S. Kalika	46	Vice President—Chief Financial Officer—NTL (UK)
Richard H. Martin, Jr.	43	Vice President—Financial Services and Administration
Edwin M. Banks	41	Director
Jeffrey D. Benjamin	42	Director
David Elstein	59	Director
Charles K. Gallagher	38	Director
William R. Huff	54	Director
Brett G. Wyard	34	Director
George R. Zoffinger	56	Director

        The following is a brief description of the present and past business experience of each of our directors and executive officers.

James F. Mooney

        Mr. Mooney became our chairman in March 2003. From April 2001 to September 2002, Mr. Mooney was the executive vice president and chief operating officer of Nextel Communications Inc. Prior to joining Nextel, from January 2000 to January 2001, Mr. Mooney was the chief executive officer and chief operating officer of Tradeout Inc., an asset management firm jointly owned by GE Capital Corp., Ebay Inc. and Benchmark Capital. Before his position with Tradeout, from April 1999 to January 2000, Mr. Mooney was the chief financial officer at Baan Company, a business management software provider that had dual headquarters in Amsterdam and Virginia. From 1980 to March 1999, Mr. Mooney held a number of positions with IBM Corporation, including his last position as chief financial officer of the Americas. Mr. Mooney is a director of Sirius Satellite Radio.

Simon P. Duffy

        Mr. Duffy is our chief executive officer and a director and has held these positions since August 15, 2003. He joined us on April 1, 2003 as our chief operating officer. From May 2002 to March 2003, Mr. Duffy was chief financial officer of Orange SA. Prior to joining Orange SA, from April 2001 to January 2002, Mr. Duffy was chief executive officer of End2End, a Denmark-based wireless data company. He joined End2End from Internet service provider World Online International NV. From December 1999 to January 2001, Mr. Duffy served as chief executive officer and deputy chairman of World Online and led the initial public offering of the company and subsequent sale to Tiscali SPA. Prior to his tenure at World Online, Mr. Duffy spent eight years at EMI Group plc, first as group finance director of THORN EMI and later, following EMI Group's demerger, as deputy chairman and group finance director of EMI Group. Prior to joining THORN EMI, Mr. Duffy worked at Guinness plc, first as director of corporate finance and subsequently as operations director of United Distillers, Guinness's spirits division. Mr. Duffy is also a director of Imperial Tobacco Group plc and GWR Group plc.

Scott E. Schubert

        Mr. Schubert is our chief financial officer. He joined us in March 2003. From June 1999 to March 2003, Mr. Schubert held a number of positions with WilTel Communications, including his last position as chief financial and corporate services officer. Prior to joining WilTel, from 1976 to June 1999, Mr. Schubert held various positions at Amoco Corporation, including international controller of exploration and production and vice president of Worldwide Financial Services. Following the merger of BP and Amoco in 1998, he was appointed vice president and head of BP Amoco's Global Financial Services.

        In April 2002, Williams Communications Group Inc. filed a petition for relief under Chapter 11 of the US Bankruptcy Code and emerged in October 2002 as WilTel Communications Group.

Robert C. Gale

        Mr. Gale is our vice president—controller. He has held this position since June 17, 2003. Mr. Gale joined us in May 2000 from Cable & Wireless Communications plc, where he was head of finance for the ConsumerCo business acquired by us. In October 2000, he was appointed as group director of financial control for our UK operations. He had joined Cable & Wireless in January 1998. From 1995 to 1997, Mr. Gale was chief financial officer of ComTel, a cable operator subsequently acquired by us. Between 1989 and 1995, Mr. Gale was group financial controller at TVS Entertainment PLC, a UK television broadcaster and program producer. Mr. Gale is a chartered accountant and worked for KPMG at its London office between 1981 and 1989.

Howard S. Kalika

        Mr. Kalika is our vice president—chief financial officer—NTL (UK). He joined us in March 2003. Prior to that time, from September 1999 to December 2002, Mr. Kalika was a senior vice president of WilTel Communications, where he led corporate finance activities. From June 1982 to September 1999, Mr. Kalika held various senior finance positions with Amoco Corporation and BP Amoco.

        Mr. Kalika was an officer of WilTel during its Chapter 11 reorganization.

Richard H. Martin, Jr.

        Mr. Martin is our vice president—financial services and administration. He joined us in March 2003. From April 2000 to December 2002, Mr. Martin held various positions with WilTel Communications Group, including vice president—treasurer, vice president—finance, emerging markets and assistant treasurer. Before joining WilTel, Mr. Martin was regional chief financial officer—Africa of BP plc from June 1999 through April 2000. Prior to working at BP, from August 1983 to May 1999, Mr. Martin held various positions with Amoco Corporation, including director, business solutions.

        Mr. Martin was an officer of WilTel during its Chapter 11 reorganization.

Edwin M. Banks

        Mr. Banks has been a director since May 7, 2003. Since June 1988, Mr. Banks has served as portfolio manager for W.R. Huff Asset Management, an investment management firm. W.R. Huff Asset Management is one of our principal stockholders. Mr. Banks is currently a director of Caremark Rx, Inc.

Jeffrey D. Benjamin

        Mr. Benjamin became a director on January 10, 2003. He is currently a senior advisor to Apollo Management, LP, a private investment fund, and has held that position since September 2002. From

June 1998 to September 2002, Mr. Benjamin was employed by Libra Securities LLC, an investment banking firm, and its predecessors in various positions, including co-chief executive officer. Mr. Benjamin currently serves on the boards of directors of Mandalay Resort Group, Chiquita Brands International, Inc., McLeod USA Incorporated and Dade Behring Holdings Inc.

David Elstein

        Mr. Elstein became a director on January 10, 2003. Since January 1982, he has owned Brook Productions Ltd., a television consulting and production company. He is currently the chairman of the following organizations: the British Screen Advisory Council, Screen Digest Ltd. and Really Useful Theatres Ltd. He is also currently a director of Sports and Leisure Group plc and a non-executive director and vice-chairman of Kingsbridge Capital Ltd. He has been a visiting professor of broadcasting at Oxford, Westminster, and Stirling Universities. From 1996 to 2000, Mr. Elstein was chief executive officer of Channel 5 Broadcasting Ltd. in Britain, from 1992 to 1996 he was head of programming at BSkyB and from 1986 to 1992 he was a director of programs at Thames Television.

Charles K. Gallagher

        Mr. Gallagher has been a director since August 2003. Since September 2001, he has served as chief financial officer of Viewpointe Archive Services, a joint venture among Bank of America, JP Morgan Chase & Co., US Bancorp, SunTrust Banks, Inc. and IBM that engages in the imaging and archiving of digital copies of checks. From February 2000 to June 2001, Mr. Gallagher served as chief financial officer of Tradeout Inc. Before joining Tradeout Inc., from August 1999 to January 2000, Mr. Gallagher served as vice president and controller of Baan Company. From 1985 to 1999, Mr. Gallagher held a number of positions with IBM Corporation, including his last position as chief financial officer of its small and medium business segment of North America.

William R. Huff

        Mr. Huff became a director on January 10, 2003. He served as our interim chairman of the board of directors until March 2003, when Mr. Mooney became chairman. Mr. Huff is principal and president of W.R. Huff Asset Management. Mr. Huff founded W.R. Huff Asset Management in 1984.

Brett G. Wyard

        Mr. Wyard became a director on May 7, 2003. Mr. Wyard is currently a managing director of Oaktree Capital Management, LLC, the general partner or investment manager of the investment funds and third party accounts that directly own shares of our common stock. Before joining Oaktree Capital in 1999, Mr. Wyard served as a vice president in Merrill Lynch's global distressed situations group where he focused on proprietary debt investments in distressed and bankrupt situations. Prior to joining Merrill Lynch in 1997, Mr. Wyard spent three years as an associate in Houlihan, Lokey, Howard & Zukin, Inc.'s financial restructuring group, providing financial advisory services to both distressed corporations and their creditor constituencies. Prior to that time, Mr. Wyard worked at Voyageur Asset Management in investment-grade bond management and at Miller & Schroeder Financial in investment banking.

George R. Zoffinger

        Mr. Zoffinger became a director on January 10, 2003. He is the president and chief executive officer of the New Jersey Sports and Exposition Authority, a position he has held since March 2002. From March 1998 to March 2002, he served as president and chief executive officer of Constellation Capital Corporation. From October 1995 to February 1998, he served as president and chief executive officer of Value Property Trust, a publicly owned real estate investment trust. Mr. Zoffinger served as chairman of CoreStates New Jersey National Bank from 1994 to December 1996 and as president and chief executive officer of Constellation Bancorp from 1991 to 1994. Further, Mr. Zoffinger was the commissioner of commerce and economic development for the State of New Jersey in 1990. Mr. Zoffinger is currently a director of New Jersey Resources Inc., and Commercial Federal Bancorp.

Staggered Board

        Our amended and restated certificate of incorporation provides for a classified board of directors consisting of three classes as nearly equal in number as possible. Directors in each class serve staggered three-year terms. Our Class I Directors are Edwin M. Banks, Simon P. Duffy and Charles K. Gallagher and their terms terminate on the date of our 2006 annual meeting of stockholders. Our Class II Directors are Jeffrey D. Benjamin, David Elstein and Brett G. Wyard and their terms terminate on the date of our 2004 annual meeting of stockholders. Our Class III Directors are James F. Mooney, William R. Huff and George R. Zoffinger and their terms terminate on the date of our 2005 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term.

Compensation of Directors

        We reimburse our directors for out-of-pocket expenses related to attending meetings of our board of directors and committees. Our non-employee board members are paid quarterly based on an annual fee of £50,000, or $82,500, which is paid in US dollars to our directors who are based in the United States. Our directors who are our employees do not receive additional compensation for their service as a member of our board of directors.

        In addition, we granted each of our non-employee board members options to purchase 75,000 shares of our common stock at the time of their election to our board. Except in the case of Charles K. Gallagher, these options have an exercise price of $15 per share. Mr. Gallagher's options have an exercise price of $40.00 per share. These director options vest in equal installments on the first three anniversaries of the date of grant.

Board of Directors Committees

        The board of directors has an audit committee, a compensation committee, an executive committee and a finance committee.

Audit Committee

        The audit committee of the board of directors reviews, acts on and reports to our board of directors with respect to various auditing and accounting matters. The current members of the audit committee are Edwin M Banks, who is its chairman, David Elstein, Charles K. Gallagher (who the board has determined to be an audit committee financial expert) and George R. Zoffinger. The members of the audit committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to us.

Compensation Committee

        The compensation committee reviews and makes recommendations regarding annual compensation for officers. The compensation committee consists of Jeffrey D. Benjamin, who is its chairman, David Elstein and Brett G. Wyard. The compensation committee also serves as the compensation and option committee under the NTL 2003 Stock Option Plan.

Executive Committee

        The executive committee is responsible for recommending individuals to serve on the board of directors and as our senior executive officers, advising the board with respect to the board's committees and other structural issues, overseeing our management and recommending other changes in our management, operations, strategy and business. The executive committee consists of William R. Huff, who is its chairman, Edwin M. Banks, George R. Zoffinger, Brett G. Wyard and James F. Mooney.

Finance Committee

        The finance committee is responsible for overseeing our financing activities. The finance committee consists of Brett G. Wyard, who is its chairman, Edwin M. Banks, Jeffrey D. Benjamin and George R. Zoffinger.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC, and with each exchange on which our common stock trades, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by the SEC's regulations to furnish us with a copy of all Section 16(a) forms and reports they file.

        To our knowledge, based solely on a review of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2003, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them except matters exempted from disclosure under this item by reason of the transition relief granted by the SEC and except in the following instances:

  •
  Initial reports under Section16(a) were not timely filed for Messrs. Banks, Gallagher, Kalika and Martin. These delayed reports did not involve any transaction in our common stock but rather related to Mr. Banks and Mr. Gallagher's election as directors and Messers. Kalika and Martin's appointment as executive officers; and

  •
  A Form 4 was not timely filed for each of Messrs. Huff and Wyard. These reports related to the issuances of shares in connection with our rights offering to W. R. Huff Asset Management in the case of Mr. Huff and Oaktree Capital Management in the case of Mr. Wyard. Although the rights offering was completed on November 17, 2003, the allocation of the shares of our common stock pursuant to the rights offering was not completed by our rights agent until December 2003. As a result, Mr. Huff and Mr. Wyard were not able to file their Forms 4 on a timely basis.

        All reports referred to above have since been filed.

Code of Ethics

        We have adopted a code of ethics for our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions, which has been filed as Exhibit 14.1 to this annual report on Form 10-K.

Item 11.    Executive Compensation

        The following table discloses compensation received by our chief executive officer, our former chief executive officer, our four other most highly paid executive officers who were serving as executive officers as of December 31, 2003 and one other former executive officer who would have been among these executive officers had he been serving at the end of the fiscal year. We refer to these executives collectively as named executive officers.

SUMMARY COMPENSATION TABLE(1)

					Long Term Compensation
					Awards
		Annual Compensation
					Restricted Stocks Award(s) ($)(3)	Securities Underlying Options/ SARs (#)
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)				All Other Compensation ($)
Simon P. Duffy president and chief executive officer	2003 2002 2001	474,469 — —	711,704 — —	— — —	— — —	260,000 — —	(4)	21,679 — —	(5)
Barclay Knapp(6) former president and chief executive officer	2003 2002 2001	428,035 369,763 277,260	653,014 408,100 561,138	— — —	590,223 — —	400,000 —5,000,000	(4) (8)	2,160,080 — —	(7)
James F. Mooney chairman	2003 2002 2001	1,125,000 — —	370,000 — —	— — —	1,412,000 — —	400,000 — —		38,851 — —	(9)
Scott E. Schubert(10) chief financial officer	2003 2002 2001	453,900 — —	878,145 — —	364,356 — —	— — —	200,000 — —	(4)	25,951 — —	(11)
Howard S. Kalika(10) vice president—chief financial officer—NTL (UK)	2003 2002 2001	292,769 — —	426,161 — —	396,074 — —	— — —	75,000 — —	(4)	27,320 — —	(12)
Richard H. Martin Jr.(10) vice president—financial service and administration	2003 2002 2001	226,224 — —	263,447 — —	430,993 — —	— — —	20,000 — —	(4)	24,706 — —	(13)
Richard J. Lubasch(14) former executive vice president—general counsel and secretary	2003 2002 2001	297,914 467,290 233,692	238,500 470,000 384,875	— — —	402,182 — —	80,000 — —	(4)	1,456,037 7,334 7,000	(15) (16) (16)

(1)
All amounts reflect the compensation earned by each named executive officer in respect of their positions with us, NTL Europe and NTL Delaware. In this table, amounts paid in UK pounds in 2003 have been translated into US dollars at a rate of $1.6348 to £1.00.

(2)
Other Annual Compensation consists of expatriate benefits, including the reimbursement of taxes paid by our executive officers who are foreign expatriates.

(3)
As of December 31, 2003, a total of 333,912 shares of restricted stock had been issued. The total value of these shares was $2,404,405 as of the date of each grant of restricted stock. Of these shares, 200,000 were issued to our chairman, Mr. Mooney, of which 16,667 vested on March 31, 2003. The remainder will vest over a three-year period commencing on that date. The 32,609 shares of restricted stock issued to Mr. Knapp and the 22,220 shares of restricted stock issued to Mr. Lubasch have fully vested in accordance with the terms of our severance agreements with them. Mr. Knapp and Mr. Lubasch were issued their restricted stock on January 10, 2003. The value of the shares set forth above is based on the closing price of a share of our common stock, as adjusted for dividends and stock splits, on the first trading day of our shares after January 10, 2003. That price was $18.10. Dividends are payable on shares of our restricted stock but are held in escrow until the underlying shares have vested, except that dividends payable in connection with our recent rights offering were paid and received by Mr. Mooney, Mr. Knapp and Mr. Lubasch on all restricted stock held by them.

(4)
All of these options were options to purchase shares of our common stock pursuant to the NTL 2003 Stock Option Plan.

(5)
Reflects an automobile allowance in the amount of $13,088 and payments in respect of health care and insurance in the aggregate amount of $8,591.

(6)
Mr. Knapp ceased employment with us and resigned as a director as of August 15, 2003. Mr. Knapp served as a consultant to us for a transition period which ended on December 31, 2003.

(7)
Reflects our match of employee contributions to a 401(k) plan in the amount of $8,000, payments in respect of health care and insurance in the aggregate amount of $16,080, a severance payment in the amount of $2,100,000 and consulting fees of $36,000.

(8)
All of these options were options to purchase shares of NTL Europe. All of these options, which were outstanding immediately prior to our emergence from Chapter 11 on January 10, 2003, were cancelled upon our emergence in accordance with the Plan.

(9)
Reflects our match of employee contributions to a 401(k) plan in the amount of $8,000 and payments in respect of health care and insurance in the aggregate amount of $30,851.

(10)
UK pound salary amounts and bonus amounts for the first six months of 2003 converted at a rate of £1.00 to $1.602. UK pound bonus amounts for the second six months of 2003 converted at a rate of £1.00 to $1.790.

(11)
Reflects our match of employee contributions to a 401(k) plan in the amount of $8,000, an automobile allowance of $5,880, and payments in respect of health care and insurance in the aggregate amount of $12,071.

(12)
Reflects our match of employee contributions to a 401(k) plan in the amount of $8,000, an automobile allowance of $7,249, and payments in respect of health care and insurance in the aggregate amount of $12,071.

(13)
Reflects our match of employee contributions to a 401(k) plan in the amount of $8,000, an automobile allowance of $4,635 and payments in respect of health care and insurance in the aggregate amount of $12,071.

(14)
Mr. Lubasch ceased employment with us as of August 15, 2003.

(15)
Reflects our match of employee contributions to a 401(k) plan, a severance payment in the amount of $1,400,000 and payments in respect of health care and insurance.

(16)
Reflects our match of employee contributions to a 401(k) plan.

Option Grants for the Fiscal Year Ended December 31, 2003(1)

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percent of Total Options Granted to Employees In 2003
			Exercise Price Per Share ($/Share)
Name	Number of Options Granted			Expiration Date	5% ($)	10% ($)	0% ($)
Simon P. Duffy	260,000	6.65%	15.00	April 10, 2013	335,126	2,843,730	—
Barclay Knapp	400,000	10.23%	15.00	April 10, 2013	515,579	4,374,970	—
James F. Mooney	100,000	2.56%	9.85	March 27, 2013	643,895	1,608,742	15,000
	300,000	7.67%	15.00	March 27, 2013	386,684	3,281,227	—
Scott E. Schubert	200,000	5.12%	15.00	April 10, 2013	257,789	2,187,485	—
Howard S. Kalika	75,000	1.92%	15.00	April 10, 2013	96,671	820,307	—
Richard H. Martin Jr.	20,000	0.51%	15.00	April 10, 2013	25,779	218,748	—
Richard L. Lubasch	80,000	2.05%	15.00	November 14, 2006	103,116	874,994	—

(1)
The material terms of these options are set forth below in the description of each named executive officer's employment agreement.

Aggregated Option Exercises for the Fiscal Year Ended December 31, 2003 and Fiscal Year-End Option Values

        The following table sets forth information with respect to the exercise of options to purchase our common stock by the named executive officers during 2003, the number of securities underlying unexercised options held by the named executive officers on December 31, 2003, and the potential realizable value of unexercised in-the-money options held by the named executive officers on that date. All options to purchase NTL Europe common stock were cancelled on January 10, 2003.

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)
					Value of Unexercised in-the-money options at Fiscal year end ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realised ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Simon P. Duffy	—	—	—	260,000	—	14,235,000
Barclay Knapp	133,333	5,842,652	66,667	—	3,650,018	—
James F. Mooney	—	—	160,000	240,000	9,275,000	13,140,000
Scott E. Schubert	—	—	—	200,000	—	10,950,000
Howard S. Kalika	—	—	—	75,000	—	4,106,250
Richard H. Martin Jr.	—	—	—	20,000	—	1,095,000
Richard J. Lubasch	10,000	438,200	10,000	—	607,500	—

(1)
Based on our closing stock price of $69.75 per share on December 31, 2003.

Compensation and Employee Benefit Plans and Arrangements

        Each of the agreements and plans discussed below contain the full legal text of the matters described in this section. We have filed copies of each of these agreements with the Commission.

Employment Agreements and Severance Arrangements

        We entered into an agreement, effective March 2003, with Mr. Mooney relating to his service as the chairman of our board of directors for a period of up to five years. As set forth in that agreement, we will provide to Mr. Mooney the following compensation and employee benefits:

  •
  a base salary of $1.25 million per year;

  •
  an annual bonus of up to $400,000, payable quarterly and contingent upon on our attainment of various operational and financial goals;

  •
  the grant of 100,000 stock options, exercisable at a price of $9.85 per share, which were fully vested immediately;

  •
  the grant of 300,000 additional stock options, exercisable at a price of $15.00 per share, which vest 20% per year on a quarterly basis over a five-year period;

  •
  the grant to Mr. Mooney of 200,000 shares of restricted common stock, 16,667 shares of which vested on March 31, 2003, 66,668 shares of which will vest on March 31, 2004, 16,667 shares of which will vest on the last day of each calendar quarter beginning on June 30, 2004 through and including September 30, 2005 and 16,663 shares of which will vest on December 31, 2005;

  •
  upon a change of control of our company, as defined below, under the NTL 2003 Stock Option Plan, all of Mr. Mooney's outstanding stock options will become fully vested and any remaining restrictions on his restricted common stock will lapse immediately;

  •
  upon his termination without cause,

  •
  Mr. Mooney will receive a severance payment equal to one year's base salary and bonus;

  •
  Mr. Mooney will receive accelerated vesting of all stock options that would have vested within the one-year period following the termination and all stock options will vest in the event of his death; and

  •
  any restrictions on Mr. Mooney's restricted common stock that would have lapsed within the one-year period following the termination will lapse and all restrictions will lapse in the event of his death; and

  •
  travel expenses, health insurance and life insurance according to our normal policies regarding these benefits.

        Mr. Mooney has agreed that he will not sell any shares of our common stock acquired under his agreement with us until after March 1, 2004, his first anniversary as our chairman.

        Effective as of August 15, 2003, Simon P. Duffy replaced Mr. Knapp as our chief executive officer. Mr. Duffy had served as our chief operating officer since March 2003. Mr. Duffy's employment agreement with us covers the period from March 31, 2003 through December 31, 2004 and provides for the following:

  •
  a base salary of £385,000 per year;

  •
  the opportunity to participate in all employee benefit plans and arrangements made available by us to our executive officers, to the extent these benefits can be provided in the UK;

  •
  if his agreement is not renewed, or a successor agreement is not entered into, and his employment is terminated within the first two weeks of 2005 for any reason other than for cause or by reason of his death or disability, then he will be entitled to a lump-sum payment equal to two times his base salary;

  •
  if he is terminated without cause or pursuant to a constructive termination without cause, then he will be entitled to a lump-sum payment equal to three times his base salary;

  •
  if within one year following the occurrence of a change of control of our company, he is terminated without cause or his agreement is not renewed, the termination will be considered a constructive termination without cause and he will be entitled to a lump-sum payment equal to three times his base salary;

  •
  if he is terminated for any reason other than for cause, he will be entitled to the continuation of his and his family's medical benefits for one year;

  •
  a non-competition and non-solicitation covenant which survives for twelve months following his termination of employment with us; and

  •
  options to purchase 260,000 shares of our common stock pursuant to the NTL 2003 Stock Option Plan, one-third of which vest on each of April 11, 2004, 2005 and 2006. In the event of a change of control of our company, all unvested options will vest immediately. Each option has an exercise price at $15.00 per share.

        In light of Mr. Duffy's promotion to chief executive officer and later promotion to president, we are discussing with Mr. Duffy appropriate arrangements related to compensation and other employment terms. Although we have not agreed to any new definitive arrangements, we may award to Mr. Duffy additional compensation for 2003 for the period from which he assumed the position of chief executive officer. In addition, on January 16, 2004, Mr. Duffy was awarded options to purchase 200,000 shares of our common stock pursuant to the NTL 2003 Stock Option Plan with an exercise price of $71.06 vesting over a four to five year period.

        We are also a party to employment agreements with Mr. Schubert, Mr. Kalika and Mr. Martin. These agreements are substantially similar to Mr. Duffy's agreement, other than with respect to each executive's title and the following:

  •
  Mr. Schubert's agreement has a term beginning on March 3, 2003 and ending December 31, 2004 and the agreements with Mr. Kalika and Mr. Martin each have a term beginning on March 3, 2003 and ending June 30, 2005;

  •
  Mr. Schubert's base salary is £340,000, Mr. Kalika's base salary was £220,000 which increased to £226,000 as of January 1, 2004 and Mr. Martin's base salary was £170,000, which increased to £175,100 as of January 1, 2004;

        Each agreement provides for the following in the event the executive is terminated:

  •
  if he is terminated without cause or pursuant to a constructive termination without cause, then he will be entitled to a lump-sum payment equal to three times his base salary;

  •
  if within one year following the occurrence of a change of control of our company, he is terminated without cause or his agreement is not renewed, the termination will be considered a constructive termination without cause and he will be entitled to a lump-sum payment equal to three times his base salary;

  •
  if he is terminated for any reason other than for cause, he will be entitled to the continuation of his and his family's medical benefits for one year;

  •
  in the case of Mr. Schubert, if his agreement is not renewed, or a successor agreement is not entered into, and his employment is terminated within the first two weeks of 2005 for any reason other than for cause or by reason of his death or disability, then he will be entitled to a lump-sum payment equal to two times his base salary;

  •
  in the case of each of Mr. Kalika and Mr. Martin, if his agreement is not renewed, or a successor agreement is not entered into, and his employment is terminated on or after July 1, 2005 and on or before July 15, 2005 for any reason other than for cause or by reason of his death or disability, then he will be entitled to a lump-sum payment equal to two times his base salary;

  •
  Each agreement has non-competition and non-solicitation covenants that survive for eighteen months following termination of employment with our company;

  •
  We have agreed to indemnify each of the executives for any golden parachute excise taxes they might incur in connection with a change of control of our company;

  •
  Each of the executives is entitled to receive our standard expatriate benefits package and tax equalization consistent with our tax equalization policy;

  •
  Mr. Schubert was granted options to purchase 175,000 shares of our common stock pursuant to the NTL 2003 Stock Option Plan, one-third of which will vest on each of April 11, 2004, 2005 and 2006. In the event of a change of control of our company, all unvested options will vest immediately. Mr. Schubert was also granted additional options to purchase 25,000 shares of our common stock, one-third of which vest on April 11, 2004, with the remaining two-thirds vesting on December 31, 2004. Each option has an exercise price of $15.00 per share;

  •
  Mr. Kalika was granted options to purchase 75,000 shares of our common stock pursuant to the NTL 2003 Stock Option Plan, one-third of which vest on each of April 11, 2004, 2005 and 2006. In the event of a change of control of our company, all unvested options will vest immediately. Each option has an exercise price of $15.00 per share; and

  •
  Mr. Martin was granted options to purchase 20,000 shares of our common stock pursuant to the NTL 2003 Stock Option Plan, one-fifth of which vest on each of April 11, 2004, 2005, 2006, 2007 and 2008. In the event of a change of control of our company all unvested options will vest immediately. Each option has an exercise price of $15.00 per share.

        The definition of a change of control in each of our employment agreements is substantially the same as the definition of an acceleration event under the NTL 2003 Stock Option Plan, as discussed below.

        As of the close of business on August 15, 2003, Mr. Knapp was no longer an employee or director of ours. We entered into a separation and consulting agreement with Mr. Knapp effective as of August 15, 2003 that provided that he will perform consulting services for us until December 31, 2003. The termination of Mr. Knapp was a termination without cause, which entitled him under his employment agreement to receive severance in an amount equal to three times his base salary at the time of his termination, or $2.1 million. The 32,609 shares of restricted common stock held in escrow on behalf of Mr. Knapp were released immediately upon the effectiveness of a release set forth in the separation and consulting agreement. In addition, pursuant to the award agreement we previously entered into with Mr. Knapp, the vesting of options to purchase 133,333 shares of our common stock was automatically accelerated. These options were exercised by Mr. Knapp on November 5, 2003. In consideration for the consulting services that Mr. Knapp provided to us:

  •
  Mr. Knapp was paid $6,000 for each day he performed consulting services for us until December 31, 2003, for total payments of $36,000; and

  •
  Mr. Knapp's options to purchase an additional 66,667 shares held by him were accelerated to vest on December 31, 2003. Mr. Knapp exercised these options on January 13, 2004.

        Mr. Knapp also received a bonus in cash in an amount equal to $653,014.

        As of August 15, 2003, Mr. Lubasch ceased employment with us, and we entered into a severance agreement with him. The termination of Mr. Lubasch was a termination without cause, which entitled him to receive severance in an amount equal to three times his base salary under his employment agreement, or approximately $1.4 million. We also vested and released from escrow 22,220 shares of restricted common stock to Mr. Lubasch. In addition, pursuant to award agreements we entered into with Mr. Lubasch, the vesting of options to purchase 20,000 shares of our common stock was automatically accelerated, and these options may be exercised at any time through November 14, 2006. All remaining options were automatically terminated. Pursuant to the NTL Group 2003 Bonus Scheme, Mr. Lubasch received a bonus in an amount equal to 50% of his base salary at the time of his termination, which was paid half in cash and half in shares of our common stock. Mr. Lubasch received 3,014 shares of our common stock and approximately $119,000 in cash. The severance agreement with Mr. Lubasch also provides for the following:

  •
  continued medical benefits for him and his dependents for one year, or, alternatively, a single cash payment; and

  •
  a mutual release of claims.

        The following is a summary of the terms of the employment agreements between us and each of Messrs. Knapp and Lubasch. These employment agreements are substantially similar in all material respects except with respect to each executive's title and base salary. Mr. Knapp's title was president—chief executive officer, and his base salary was $700,000. Mr. Lubasch's title was executive vice president—general counsel and his base salary was $477,000.

        Each of these employment agreements provided for the following:

  •
  a term beginning January 10, 2003 and ending on December 31, 2003;

  •
  an annual bonus of up to 200% of the executive's base salary based upon the achievement of performance targets pursuant to the NTL Group 2003 Bonus Scheme;

  •
  a bonus upon consummation of the Plan consisting of a grant of shares of our common stock with a value equal to the executive's base salary;

  •
  eligibility to receive options to purchase shares of our common stock upon such terms and conditions as determined by our board of directors;

  •
  the opportunity to participate in all employee benefit plans and arrangements made available by us to our senior executive officers;

  •
  if the agreement is not renewed, a successor agreement is not entered into, and the executive's employment is terminated within the first two weeks of 2004 for any reason other than for cause or by reason of the executive's death or disability, then the executive will be entitled to a lump-sum payment equal to two times his base salary;

  •
  if the executive is terminated without cause or pursuant to a constructive termination without cause, then the executive will be entitled to a lump-sum payment equal to three times his base salary;

  •
  if the executive is terminated for any reason other than for cause, the executive will be entitled to the continuation of his and his family's medical benefits for one year; and

  •
  a non-competition and non-solicitation covenant which survives for eighteen months following the termination of the executive's employment with us.

        Except as modified by the severance agreement with Mr. Lubasch and the separation and consulting agreement with Mr. Knapp, the employment agreements for Messrs. Knapp and Lubasch remain in effect including the confidentiality, non-competition and non-solicitation provisions contained in each agreement.

NTL 2003 Stock Option Plan

        The following is a description of the NTL 2003 Stock Option Plan, which we refer to as the NTL 2003 Stock Option Plan. The compensation committee of our board, effective as of January 10, 2003 adopted the NTL 2003 Stock Option Plan. The NTL 2003 Stock Option Plan is intended to encourage stock ownership of us and to give incentives to our employees, directors and independent contractors to remain in our employment or service and to put forth maximum efforts for the success of the business.

        The NTL 2003 Stock Option Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. The aggregate number of shares of our common stock that may be subject to options granted under the NTL 2003 Stock Option Plan is 5,000,000, subject to adjustment upon the occurrence of certain enumerated corporate transactions. An individual may not be granted options to purchase more than 750,000 shares of our common stock in any fiscal year. The NTL 2003 Stock Option Plan is designed so that option grants are able to comply with the requirements for "performance-based compensation" under Section 162(m) of the Internal Revenue Code and the conditions for exemption from the short-swing profit recovery rules of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

        The compensation committee of our board administers the NTL 2003 Stock Option Plan and generally has the right to grant options to eligible individuals, to determine the terms and conditions of all option grants, including the vesting schedule and exercise price, and to amend, suspend or terminate the plan at any time. All option grants made pursuant to the NTL 2003 Stock Option Plan will be evidenced by an option notice which will state the terms and conditions of the option grant as determined by the compensation committee.

        Individuals eligible to receive grants under the NTL 2003 Stock Option Plan include our employees, officers, directors, non-employee directors and independent contractors. The term of an incentive stock option may not exceed 10 years from the date of grant and the term of a nonqualified stock option may not exceed 11 years from the date of grant.

        All outstanding options will become immediately exercisable in full upon the occurrence of an acceleration event. An acceleration event generally means:

  •
  the acquisition of 30% or more of our voting capital stock, excluding stock purchases directly from us;

  •
  the replacement of a majority of our board of directors or their approved successors;

  •
  the consummation of a merger or consolidation of us or one of our subsidiaries with another entity, other than

  •
  a transaction in which our stockholders continue to hold 50% or more of the voting power of the successor; or

  •
  various recapitalization;

  •
  the consummation of a sale of all or most of our assets; or

  •
  stockholder approval of our liquidation or dissolution.

        The following table, as of December 31, 2003, sets forth the number of shares of our common stock that are covered by the incentive stock options and the nonqualified stock options that we have granted in 2003 pursuant to the NTL 2003 Stock Option Plan. See "Compensation and Employee Benefit Plans and Arrangements—Employment Agreements and Severance Arrangements."

Total No. of Shares of our Common Stock Subject to Outstanding Stock Options
Directors:
James F. Mooney(1)	400,000
Simon P. Duffy(2)	260,000
Edwin M. Banks	75,000
Jeffrey D. Benjamin	75,000
David Elstein	75,000
Charles K. Gallagher	75,000
William R. Huff	75,000
Brett G. Wyard	75,000
George R. Zoffinger	75,000
Present Executive Officers that are not Directors:
Scott E. Schubert	200,000
Robert C. Gale	12,000
Howard S. Kalika	75,000
Richard H. Martin Jr.	20,000
All Present Directors and Exective Officers as a Group: (13 persons)	1,492,000
Former Executive Officers:
Barclay Knapp	66,667
Richard J. Lubasch	10,000

(1)
Mr. Mooney is the chairman of our board of directors.

(2)
Mr. Duffy also serves as our chief executive officer.

NTL Group 2003 Bonus Scheme

        Our employees, excluding certain commissioned sales representatives, were eligible to participate in our 2003 Bonus Scheme. This scheme offered employees an opportunity to receive a bonus equal to a percentage of their base salary. The percentages are up to 6% for employees, up to 30% for senior managers and a range from up to 60% to up to 200% for senior executives. Bonus payments were based on achieving certain set company performance targets for the six months ended June 30, 2003, which was paid shortly after we announced our second quarter results of operations, and for the year ended December 31, 2003, which will be paid in late March 2004. Bonus payments are generally paid in cash. Some of our senior executives will receive half of their bonus payments in common stock which will be issued to them on the anniversary of their entitlement date. The number of shares of common stock that will be issued will be equal to the cash amount of the bonus divided by the market price for our stock on the entitlement date. However, we retain the discretion not to issue this common stock and instead pay cash in an amount equal to the market value of the common stock that would have been issued. Because of Nasdaq rules, we will exercise the discretion to pay cash to any of our executive officers who is in this category of senior executives. Entitlements for Messrs. Duffy, Schubert, Kalika and Martin under the 2003 Bonus Scheme are reflected in the Summary Compensation Table.

NTL Group 2004 Bonus Scheme

        We recently adopted our 2004 Bonus Scheme that is substantially similar to our 2003 Bonus Scheme. The main difference between these two bonus schemes is that for the 2004 Bonus Scheme we have set new performance targets that must be reached to qualify for a bonus payment.

        Payments under the 2004 Bonus Scheme will be made in two instalments. The first instalment will be made shortly after we have announced our second quarter results of operations and the second instalment will be made shortly after we have announced year end results of operations. Some of the payment to senior executives may be made in shares of common stock subject to shareholder approval.

        Upon the achievement of performance targets pursuant to the 2004 Bonus Scheme:

  •
  Mr. Duffy is entitled to an annual bonus of up to 200% of his base salary.

  •
  Mr. Schubert is entitled to an annual bonus of up to 200% of his base salary.

  •
  Mr. Kalika is entitled to an annual bonus of up to 150% of his base salary.

  •
  Mr. Martin is entitled to an annual bonus of up to 120% of his base salary.

Long-term Incentive Plan

        We adopted the NTL Group Long-term Incentive Plan, or LTIP, which provides for a bonus payment to participants in the event that specified targets and performance indicators are met during the 3-year period commencing January 1, 2003. The purpose of the LTIP is to recognize and reward executive contribution, focus achievement on agreed targets and promote attraction and retention of key personnel.

        Approximately 1% of the total employee population, participate in the LTIP. The chief executive officer, chief financial officer and group HR director may designate additional individuals as participants in the LTIP.

        We will pay bonuses earned under the LTIP in 2006. These bonuses will be paid at our discretion in cash, our common stock or a combination of cash or common stock. Stockholder approval of the LTIP would be required before any payments can be made in our common stock.

        Upon the achievement of the three year performance targets, pursuant to the LTIP:

  •
  Mr. Duffy is entitled to a bonus of up to 400% of his base salary.

  •
  Mr. Schubert is entitled to a bonus of up to 400% of his base salary.

  •
  Mr. Kalika is entitled to a bonus of up to 300% of his base salary.

  •
  Mr. Martin is entitled to a bonus of up to 240% of his base salary.

        If these three year performance targets are exceeded, Messrs. Duffy, Schubert, Kalika and Martin would be entitled to incrementally higher bonuses.

Restricted Stock Grants

        We have granted 200,000 shares of restricted common stock to Mr. Mooney, 16,667 shares of which vested on March 31, 2003, and the remainder of which vest and will be released from escrow over a three-year period.

        In connection with our emergence from Chapter 11, a total of 133,912 shares of restricted stock were granted to some of our then executive officers and other employees and delivered into escrow pursuant to their employment agreements. The following chart lists the shares of restricted stock granted to our executive officers and directors.

Total No. of Shares of Restricted Stock
Directors:
James F. Mooney(1)	200,000
Simon P. Duffy(2)	0
Edwin M. Banks	0
Jeffrey D. Benjamin	0
David Elstein	0
Charles K. Gallagher	0
William R. Huff	0
Brett G. Wyard	0
George R. Zoffinger	0
Present Executive Officers that are not Directors:
Scott E. Schubert	0
Robert C. Gale	0
Howard S. Kalika	0
Richard H. Martin Jr.	0
All Present Directors and Executive Officers as a Group: (13 persons)	200,000
Former Executive Officers:
Barclay Knapp(3)	32,609
Richard J. Lubasch(4)	22,220

(1)
Mr. Mooney is the chairman of our board of directors.

(2)
Mr. Duffy also serves as our chief executive officer.

(3)
These shares have been released from escrow pursuant to the terms of Mr. Knapp's separation and consulting agreement.

(4)
These shares have been released from escrow pursuant to the terms of Mr. Lubasch's severance agreements.

Compensation Committee Interlocks and Insider Participation

        During 2002, we did not have a compensation committee as we were a wholly-owned subsidiary of NTL Europe and did not independently establish compensation for the officers of NTL Europe who were also serving as our officers. The present members of the compensation committee of our board of directors are all independent directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of March 10, 2004, information regarding the beneficial ownership of our common stock as well as information regarding some of our executive officers, directors and affiliates who may offer or sell their rights, assuming that all stockholders exercise their basic subscription privilege and do not exercise any over-subscription privilege. The table includes:

  •
  each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

  •
  each of our directors;

  •
  each of our present executive officers;

  •
  each executive officer named in the "Summary Compensation Table"; and

  •
  all of our present directors and executive officers as a group.

        Except as otherwise indicated, the person or entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent that power may be shared with a spouse. Unless otherwise indicated, the address for each individual listed below is, 909 Third Avenue, Suite 2863 New York, New York 10022.

	Amount and Nature of Beneficial Ownership(1)
Name	Common Stock		Warrants		Total	Percent Beneficially Owned(1)
5% stockholders:
FMR Corp.(2)	12,941,765		68,006		13,009,771	15.0%
W.R. Huff Asset Management Co., L.L.C.(3)	11,221,589		—		11,221,589	12.9%
Franklin Mutual Adviser, LLC(4)	7,256,594		—		7,256,594	8.3%
France Telecom(5)	—		7,118,945		7,118,945	8.2%
Oaktree Capital Management, LLC(6)	6,200,771		—		6,200,771	7.1%
Wellington Management Company, LLP(7)	5,163,802		—		5,163,802	5.9%
American Express Financial Corporation(8)	5,010,360		—		5,010,360	5.8%
Massachusetts Financial Services Company(9)	4,555,152		—		4,555,152	5.2%
Directors:(10)
James F. Mooney(11)	258,335		—		258,335	*
Simon P. Duffy	86,667		—		86,667	*
Edwin M. Banks	25,000		—		25,000	*
Jeffrey D. Benjamin	64,172		—		64,172	*
David Elstein	25,000		—		25,000	*
Charles K. Gallagher	—		—		—	*
William R. Huff(3)	11,246,589		—		11,246,589	12.9%
Brett G. Wyard(6)	6,225,771		—		6,225,771	7.2%
George Zoffinger	25,000		—		25,000	*
Present executive officers that are not directors:(12)
Scott E. Schubert	66,667		—		66,667	*
Robert C. Gale	2,400		—		2,400	*
Howard S. Kalika	25,000		—		25,000	*
Richard H. Martin Jr.	4,000		—		4,000	*
All present directors and executive officers as a group: (13 persons)	18,054,601		—		18,054,601	20.8%
Former executive officers:(13)
Barclay Knapp	232,609	(13)	4,703	(14)	237,312	*
Richard J. Lubasch	45,234	(13)	626	(14)(15)	45,860	*

*
Less than 1%.

(1)
A person or group of persons is deemed to have "beneficial ownership" of any shares of our common stock when that person or persons has the right to acquire them within 60 days after the date of this annual report. For purposes of computing the percentage of the outstanding shares of our common stock held by each person or group of persons named above, any shares which that person or persons have the right to acquire within 60 days after the date of this annual report is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentage of ownership is based on 86,999,281 shares of common stock outstanding as of March 10, 2004.

(2)
The information concerning FMR Corp. is based solely on information provided to us by FMR Corp. and upon a Form 13G filed by FMR Corp, with the Commission on February 17, 2004. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts, 02109. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 9,696,960 shares, or 11.2%, of our common stock outstanding as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act o 1940. The number of our shares of common stock owned by the investment companies at December 31, 2003 included warrants convertible into shares of our common stock. Edward C. Johnson III, the chairman of FMR Corp., FMR Corp., through its control of Fidelity Management & Research Company, and the various investment companies each have sole power to dispose of these 9,696,960 shares. Neither FMR Corp. nor Edward C. Johnson III, has the sole power to vote or direct the voting of the shares owned directly by the investment companies, which power resides with the funds' boards of trustees. Fidelity Management Trust Company, also a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 490,480 shares, or 0.56%, of our common stock outstanding as a result of its serving as investment manager of the institutional accounts and carries out the voting of the shares under written guidelines established by the funds' boards of trustees. The number of shares of our common stock owned by institutional accounts at December 31, 2003 included warrants convertible into shares of our common stock. Edward C. Johnson III and FMR Corp., through its control of Fidelity Management Trust Company, each have sole dispositive power over 490,480 shares and sole power to vote or to direct the voting of 359,218 shares, and no power to vote or to direct the voting of 131,262 shares of our common stock owned by institutional accounts. Members of the Edward C. Johnson III family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. As a result of voting arrangements in place relating to FMR Corp., members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Fidelity International Limited, Pembroke Hall, 42 Crowlane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-US investment companies and various institutional investors. Fidelity International Limited is the beneficial owner of 2,822,331 shares or 3.24% of our common stock. Fidelity International Limited currently operates as an entity independent of FMR and Fidelity. A partnership controlled by Edward C. Johnson III and members of his family owns shares of Fidelity International Limited voting stock with the right to cast approximately 39.89% of the total votes which may be cast by all holders of Fidelity International Limited stock. FMR and Fidelity International Limited are of the view that they are not acting as a "group" for purposes of Section 13(d) of the Securities Exchange Act 1934 and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities "beneficially owned" by the other within the meaning of Rule 13d-3 of that Act. However, FMR and Fidelity International Limited voluntarily file as if all of the shares are beneficially owned by FMR and Fidelity International Limited on a joint basis.

(3)
The information concerning W.R. Huff Asset Management is based solely on information provided to us by W.R. Huff Asset Management. The address of Mr. Huff is c/o W.R. Huff Asset Management Co., L.L.C., 67 Park Place, Morristown, New Jersey, 07960. W.R. Huff Asset Management, a Delaware limited liability company, and/or other limited partnerships and limited liability companies affiliated with W.R. Huff Asset Management for themselves and/or on behalf of separately managed accounts hold, in total, 11,221,589 shares of our common stock. These shares include 4,582,594 shares of our common stock purchased under the basic subscription privilege and an estimated 25,000 shares of our common stock purchased under the over-subscription privilege. William R. Huff, one of our directors, possesses sole power to vote and direct the disposition of all our securities held by or on behalf of the entities named above and/or the managed accounts, subject to internal screening and other securities law compliance procedures. W.R. Huff Asset Management agreed with us in advance of our making the rights offering that it would exercise the basic subscription privilege for all of the rights distributed to it. The number of shares W.R. Huff Asset Management could acquire upon exercise of rights was subject to rules imposed by the Nasdaq National Market which limited its participation in the rights offering without prior stockholder approval. See "Certain Related Rights and Related Transactions—Participating Purchaser Agreements." In addition, Mr. Huff was granted options to purchase 75,000 shares of our common stock, 25,000 of which vested on January 10, 2004.

(4)
The information concerning Franklin Mutual Advisers, LLC is based solely on information provided to us by Franklin Mutual Advisers, LLC. The address of Franklin Mutual Advisers is 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078. Franklin Mutual Advisers is an investment adviser registered under the Investment Advisers Act of 1940. Franklin Mutual Advisers is the investment advisor to investment companies or other managed accounts which are the beneficial owners of 7,256,594 shares of our common stock. Pursuant to investment advisory agreements between Franklin Mutual Advisers and its advisory clients, Franklin Mutual Advisers is vested with all investment and voting power with respect to these shares. Franklin Mutual Advisers is a wholly-owned subsidiary of Franklin Resources, Inc., a diversified financial services organization. Neither Franklin Resources nor Franklin Mutual Advisers has any interest in dividends or proceeds from the sale of our common stock beneficially owned by Franklin Mutual Advisers' advisory clients, and each of Franklin Resources and Franklin Mutual Advisers disclaims beneficial ownership of any of these shares. Franklin Mutual Advisers has agreed with us in advance of our making the rights offering that it would exercise the basic subscription privilege for all of the rights distributed to it. The number of shares Franklin Mutual Advisers may acquire upon exercise of rights is subject to rules imposed by the Nasdaq National Market which limit its participation in the rights offering without prior stockholder approval. See "Certain Relationships and Related Transactions—Participating Purchaser Agreements."

(5)
The information concerning France Telecom is based solely upon a Form 13G/A filed by France Telecom with the Commission on March 12, 2003. The address of France Telecom is 6 Place d'Allerby, 75505 Paris, Cedex 15, France. France Telecom holds Series A warrants exercisable for 7,118,945 shares of our common stock through its indirect wholly owned subsidiary Rapp 26, a societe anonyme organized under the laws of France.

(6)
The information concerning Oaktree Capital Management, LLC is based on information provided to us by Oaktree Capital Management, LLC and upon a Form 13G filed by Oaktree Capital Management, LLC with the Commission on January 28, 2004. The address of Oaktree Capital Management, LLC is 333 South Grand Avenue, 28th Floor, Los Angeles, California, 90071. Oaktree Capital Management, LLC is the general partner or investment manager of the managed funds and third party accounts that directly hold the shares of our common stock. Mr. Wyard, one of our directors, is a managing director of Oaktree Capital Management, LLC. Accordingly, Oaktree Capital Management, LLC and Mr. Wyard may be deemed the beneficial owners of 6,200,771 shares of our common stock. However, Oaktree Capital Management, LLC and Mr. Wyard disclaim beneficial ownership of the shares of our common stock held by these entities, except to the extent of any pecuniary interest. In addition, Mr. Wyard was granted options to purchase 75,000 shares of our common stock, 25,000 of which will vest on May 7, 2004.

(7)
The information concerning Wellington Management Company, LLP is based solely upon a Form 13G filed by Wellington Management Company, LLP with the SEC on February 12, 2004. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts, 02109.

(8)
The information concerning American Express Financial Corporation is based solely upon a Form 13G filed by American Express Financial Corporation with the SEC on February 9, 2004. The address of American Express Financial Corporation is 200 AXP Financial Center, Minneapolis, Minnesota, 55474.

(9)
The information concerning Massachusetts Financial Services Company is based solely upon a Form 13G filed by Massachusetts Financial Services Company with the SEC on February 17, 2004. The address of Massachusetts Financial Services Company is 500 Boylston Street, Boston, Massachusetts, 02116.

(10)
Each of Messrs. Benjamin, Elstein, Huff, and Zoffinger were granted options to purchase 75,000 shares of our common stock on January 10, 2003 at an exercise price of $15.00 per share. Each of Messrs. Banks and Wyard were granted options to purchase 75,000 shares of our common stock at an exercise price of $15.00 per share on May 7, 2003. Mr. Gallagher was granted options to purchase 75,000 shares of our common stock at an exercise price of $40.00 on August 5, 2003. All of these options vest in equal installments on the first three anniversaries of date of the grant.

(11)
Pursuant to Mr. Mooney's agreement with us Mr. Mooney was granted options to purchase 400,000 shares under the NTL 2003 Stock Option Plan. Of these options, 100,000 are presently exercisable at $9.85 per share and 75,000 options are presently exercisable or will become exercisable within 60 days of the date of this annual report at $15 per share. The remaining 240,000 options will become exercisable pro rata on a quarterly basis from March 2004 through March 2008. We have granted 200,000 shares of restricted common stock to Mr. Mooney, 16,667 shares of which vested on March 31, 2003, 66,668 shares of which will vest on March 31, 2004, 16,667 shares of which will vest on the last day of each calendar quarter beginning on June 30, 2004 through and including September 30, 2005 and 16,663 shares of which will vest on December 31, 2005.

(12)
As part of his employment agreement with us effective as of March 3, 2003, Mr. Schubert was granted options to purchase 175,000 shares of our common stock at an exercise price of $15.00 per share. One-third of these options vest on each of April 11, 2004, 2005 and 2006. Mr. Schubert was also granted additional options to purchase 25,000 shares of our common stock at an exercise price of $15.00 per share. One-third of these options vest on April 11, 2004, with the remaining two-thirds vesting on December 31, 2004. As part of his employment agreement with us, Mr. Gale was granted options to purchase 6,000 shares of our common stock of at an exercise price of $9.00 per share. One-fifth of these options vested on each of April 11, 2004, 2005, 2006, 2007 and 2008. Mr. Gale was also granted options to purchase 6,000 shares of our common stock at an exercise price of $15.00 per share. One-fifth of these options vest on each of April 11, 2004, 2005, 2006, 2007, and 2008. As part of his employment agreement with us effective as of March 3, 2003, Mr. Kalika was granted options to purchase 75,000 shares of our common stock at an exercise price of $15.00 per share. One-third of Mr. Kalika's options vest on each of April 11, 2004, 2005 and 2006. As part of his employment agreement with us, effective as of March 4, 2003, Mr. Martin was granted options to purchase 20,000 shares of common stock at an exercise price of $15.00 per share. One-fifth of Mr. Martin's options vest on each of April 11, 2004, 2005, 2006, 2007 and 2008.

(13)
These persons are no longer executive officers, but the rules of the SEC require that we include their beneficial ownership because they were required to be included in the executive compensation table for 2003. Our knowledge is based upon filings these persons made with the SEC while they were executive officers with us. In the case of Mr. Lubasch, these include 10,000 shares subject to options issued under the NTL 2003 Stock Option Plan which are currently exercisable or exercisable within 60 days of the date of this annual report and, in the case of Mr. Knapp, these include 66,667 shares acquired upon the exercise of stock options. Pursuant to our 2003 Bonus Scheme, Mr. Lubasch received a bonus in an amount equal to 50% of his base salary at the time of his termination, which was paid half in shares of our common stock. Mr. Lubasch received 3,014 shares of our common stock. Other than the shares and Series A warrants owned by Messrs. Knapp and Lubasch described in footnotes 14 and 15 and the shares beneficially owned as described above, we are not aware of any additional shares beneficially owned by these persons.

(14)
The information provided with respect to Series A warrants owned by Messrs. Knapp and Lubasch is based solely on information filed with the SEC on Form 3 by each of these former executives on January 10, 2003.

(15)
Includes two Series A warrants owned by Mr. Lubasch as custodian for his child, as to which warrants Mr. Lubasch disclaims beneficial ownership in his filing on Form 3 with the SEC on January 10, 2003.

Equity Compensation Plan Information

        The following table includes information in respect of our equity compensation plans and any individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees as of December 31, 2003.

				(c)
				Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b)
Plan category			Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	3,229,967	(1)	$13.85	1,549,200	(2)
Equity compensation plans not approved by security holders	—		—	67,546	(3)

Total	3,229,967		$13.85	1,616,746

(1)
Represents shares of our common stock issuable pursuant to stock options outstanding under our 2003 Stock Option Plan.

(2)
Represents shares of our common stock that may be issued pursuant to options available for grant under our 2003 Stock Option Plan. The 2003 Stock Option Plan was approved by the bankruptcy court as part of our plan of reorganization. Pursuant to Section 303(a) of the Delaware General Corporation Law, a plan approved in this manner is considered to have been approved by the stockholders.

(3)
The maximum number of shares of our common stock that may be issued in June 2004 and December 2004 pursuant to our 2003 Bonus Scheme.

Item 13.    Certain Relationships and Related Transactions

        We have entered into several transactions with related parties as described below. The agreements described in this section contain the full legal text of the matters discussed in this section. We have filed copies of these agreements with the SEC.

Participating Purchaser Agreements

        In connection with our rights offering, on September 26, 2003, we entered into two separate participating purchaser agreements with each of W.R. Huff Asset Management and Franklin Mutual Advisers. Each participating purchaser currently holds shares of our common stock or is the general partner or investment manager of managed funds and third party accounts that directly hold shares of our common stock.

        Under these agreements, W.R. Huff Asset Management and Franklin Mutual Advisers each agreed, in exchange for the fee described below, to exercise the basic subscription privilege for all of the rights distributed to them in the rights offering. This means W.R. Huff Asset Management purchased 4,582,594 shares of our common stock for $40.00 and Franklin Mutual Advisers purchased 2,974,908 shares of our common stock for $40.00. W.R. Huff Asset Management also purchased approximately 25,000 shares of our common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering. Franklin Mutual Advisers also purchased 35,752 shares of our common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering. Certain affiliates and managed accounts for which W.R. Huff Asset Management acts as an investment adviser are entitled to receive a fee of $5.3 million and certain funds for which Franklin Mutual Advisers acts as agent or investment adviser have received a fee of $3.4 million.

        The shares of our common stock which each participating purchaser received upon the exercise of rights which the participating purchaser committed to exercise are restricted stock under the Securities Act of 1933. Accordingly, we have entered into a registration rights agreement with each participating purchaser as well as Oaktree. We filed a registration statement on February 13, 2004, to fulfil our obligations under these registration rights agreements, which registration statement is not yet effective.

Chapter 11 Reorganization and Exit Notes

        At the time of our emergence from Chapter 11 reorganization, we issued shares of our common stock and Series A warrants to various former creditors and stockholders of NTL Europe, and some of its subsidiaries, including us. Our principal stockholders received a significant amount of their equity interest in us from that issuance.

Registration Rights Agreements

        At the time of our emergence from Chapter 11 reorganization, we granted various registration rights to certain of the persons who were then our stockholders and warrantholders. We have filed a registration statement to fulfil our obligations related to these registration rights.

Our Relationship with NTL Europe

        At the time of the completion of the Plan, we have entered into several agreements with NTL Europe, including a Transitional Services Agreement, a De-Merger Agreement, a Novation Agreement and a Tax Sharing Agreement.

Transitional Services Agreement

        Under the Transitional Services Agreement, we have agreed to provide NTL Europe with some administrative and technical support services for a limited period of time where our personnel had previously been providing support to the companies now within the NTL Europe group of companies. We agreed to provide NTL Europe with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical assistance to NTL Europe's Spanish business, access to our internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of some of the joint ventures in which NTL Europe has investments. This agreement provides that our employees may, as appropriate, prioritize work performed for us ahead of work performed on behalf of NTL Europe.

        In addition, under the Transitional Services Agreement, we provide the services of two of our employees to NTL Europe seconded on a full-time basis for a period of up to two years, at NTL Europe's option, and permit NTL Europe and its group companies to continue to use the "NTL" name for a period of up to one year, in the case of NTL Europe, and three years, in the case of some other of its subsidiaries.

        NTL Europe pays us pre-determined charges set out in the Transitional Services Agreement for the services provided by us and our subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out this work.

Demerger Agreement

        The Demerger Agreement enables NTL Europe and us to have access to records and documents that they and we require but which are held by or in the control of the other. In addition, the agreement provides that, to the extent possible, all warranties, indemnities or liabilities relating to assets or companies which we currently own, but which were originally acquired by NTL Europe or one of its subsidiaries before being transferred to us or one of our subsidiaries, are transferred to us or we are given the benefit of the warranties, covenants and indemnities relating to these assets or companies.

        There is no specified list of contracts to which the Demerger Agreement applies. Instead it is agreed that the Demerger Agreement will not apply to the agreements dealt with under the Novation Agreement described below.

Novation Agreement

        In May 2000, NTL Europe completed the acquisition of ConsumerCo. NTL Europe transferred ConsumerCo to us and our subsidiaries in February 2001 pursuant to an agreement originally signed in July 1999.

        On January 10, 2003, we, NTL Europe and C&W and some of their respective subsidiaries entered into a Novation Agreement. The agreement transfers the remaining rights and obligations under the July 1999 transaction agreement and other related ancillary transaction documents from NTL Europe to us, except for C&W's rights as a shareholder in NTL Europe or relating to securities of NTL Europe. The transferred rights and obligations include representations and warranties given by C&W in respect of ConsumerCo, mutual tax indemnities related to some tax matters concerning ConsumerCo and the transfer of some properties between ConsumerCo and C&W where the relevant properties are owned by C&W or ConsumerCo but used by the other.

Tax Sharing Agreement

        Until consummation of the Plan, we were a part of a federal consolidated income tax group having NTL Europe as the common parent corporation. Under the Plan, we separated from the NTL Europe group, becoming a separate federal consolidated tax group. We entered into a Tax Sharing Agreement which allocates rights and responsibilities for tax matters between us and NTL Europe and its affiliates.

        In general, we will have control over, and be responsible for, the preparation and filing of our own tax returns and also any joint tax returns that include us and the NTL Europe companies. NTL Europe will reimburse us for 14.5% of the costs associated with our preparation of joint returns, including the federal income tax returns for 2002 and 2003.

        Although it is not anticipated that there will be any federal income tax liability for 2002 or the portion of 2003 during which we are included in a joint return with NTL Europe, we will be liable for any tax liability attributable to us and NTL Europe will be liable for any tax liability attributable to NTL Europe and its affiliates. We will have the exclusive right to determine the portion of tax liability attributable to us and NTL Europe on any reasonable basis. Any refunds of taxes paid with respect to joint returns will also be reasonably apportioned between us and NTL Europe on a similar basis.

        NTL Europe's UK affiliates are required, as we may direct, to surrender group relief up to the maximum permitted by law to some of our UK affiliates for tax periods before, or that include, the date of the completion of the Plan as we may direct. This group relief allows our UK affiliates to use deductions from NTL Europe's UK affiliates to reduce foreign taxable income. We also have the ability to cause NTL Europe's UK affiliates to amend any claims for the surrender of group relief in order to give effect to such surrender.

        We have the exclusive right to control, contest and represent our interests and NTL Europe's interest in any audit relating to a joint tax return. We also have the right to resolve, settle or agree to any deficiency, claim or adjustment proposed, asserted or assessed in connection with any joint return if the matter involved could effect us. However, NTL Europe has the exclusive authority to handle audits that relate solely to NTL Europe or its affiliates to the extent the asserted liability or matter either:

  •
  is with respect to tax issues for which NTL Europe escrowed amounts pursuant to this tax sharing agreement and the amount at issue does not exceed any amounts escrowed by NTL Europe for these taxes or

  •
  could not otherwise create liability for us or our affiliates.

        We have an obligation to provide NTL Europe with information to keep NTL Europe informed and to give NTL Europe an opportunity to participate in discussions with tax authorities regarding tax issues that involve NTL Europe or its affiliates. We have the right to reasonably apportion any costs associated with responding to an audit, claim or asserted deficiency of NTL Europe.

        NTL Europe's ability to perform its continuing obligations under the Tax Sharing Agreement could be affected by a sale of some or all of its assets or by a change of control. Therefore, NTL Europe is required to provide us with notice of any change of control of it or any of its affiliates. Finally, we and NTL Europe have customary rights and obligations to cooperate, exchange information, provide notice and resolve disputes with respect to tax matters.

NTL's Relationship with ATX Communications, Inc.

        We and ATX Communications, Inc., formerly known as CoreComm Holdco, Inc. and referred to in this annual report as ATX, both trace roots to companies co-founded by Barclay Knapp, who was our president and chief executive officer until August 15, 2003, and George Blumenthal, who was our chairman prior to our emergence from Chapter 11 on January 10, 2003. Messrs. Knapp and Blumenthal co-founded our predecessor in 1993.

        Historically, ATX and we have had substantially overlapping directors and executive officers. At one time, all of ATX's directors were also members of our board of directors. Many of our executive officers were also officers of ATX. For example, Mr. Knapp previously served as president and chief executive officer of ATX and is now chairman of ATX. Mr. Blumenthal previously served as our chairman and treasurer and previously served as the chairman of ATX. Mr. Richard Lubasch was our general counsel from our formation until August 15, 2003 and also served as general counsel for ATX for a substantial part of this period. Mr. Gregg Gorelick our controller from our formation until August 15, 2003 also served as the controller for ATX for a substantial part of this period.

        Until our emergence from Chapter 11 reorganization, we provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing services to ATX were charged to ATX by us based on an agreed upon allocation for time spent providing services to ATX.

        Amounts charged to ATX by us consist of direct costs allocated to ATX where identifiable and a percentage of the portion of our corporate overhead which cannot be specifically allocated to us. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. Our charges to ATX commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management at the time the allocations were made, this allocation method was reasonable. We charged ATX $0.1 million for the year ended December 31, 2003, $0.4 million for the year ended December 31, 2002 and $0.4 million for the year ended December 31, 2001.

        As part of these arrangements, at an office location separate from our corporate office, ATX provided us with access to office space and equipment and the use of supplies until August 2001, when this office was closed. For these services, ATX charged us approximately $121,000 for the year ended December 31, 2001.

        In March 2000, ATX and we entered into an arrangement to link our networks in order to create an international Internet backbone that commenced operations in February 2001.

        We are advised that in December 2000, Mr. Knapp contributed $10,000,000, George Blumenthal, our former chairman of the board and treasurer, contributed $5,000,000, Richard Lubasch, our former general counsel, contributed $600,000 and Ted H. McCourtney, our former director, contributed $500,000 in financing to ATX. In return, ATX issued these individuals unsecured convertible notes, with a maturity date of 2010 and a 10.75% interest rate, to be paid semi-annually. The notes were convertible into shares of ATX common stock at $5.00 per share. Each of these individuals was a member of ATX's management and/or board of directors as well as a director and/or officer of ours at the time of this contribution.

        On April 12, 2001, NTL Europe entered into a funding and commercial relationship letter agreement with ATX pursuant to which NTL Europe purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. NTL Europe only, not us, now holds the notes and warrants. Concurrently with this note purchase, we entered into a network and software agreement with ATX. Under this agreement ATX agreed to provide us with US network access for Internet traffic from our UK customers for three years. We incurred costs of $0.3 million for network usage in the year ended December 31, 2001. We have not incurred any additional costs related to the network subsequent to 2001. The network remains connected, but is not in use. In addition, ATX agreed to grant us a perpetual irrevocable royalty-free license in a provisioning and billing system software application now known as Accelerator. Accelerator allows our customers to order our services online. ATX also provides support, hosting and development services for this software application. We are currently in the process of documenting this license and the support services to ensure that the terms of business between ATX and ourselves are fully recorded.

        On May 18, 2001 we entered into a purchase and development agreement by which ATX licenses to us on a perpetual irrevocable royalty-free basis billing software called Rater. Rater was being used by us at the time of this purchase and development agreement, and was being maintained and modified by ATX for us. This software rates, extracts and reports on various services that we provide, including telephone calls and pay per view events. The sales price was cash of $9.8 million for the development costs expended by ATX plus a fixed amount of $3.0 million representing the one-time license fee. In addition, under this purchase and development agreement, ATX also provides support and development services for this software. We are currently in the process of negotiating an amendment to the purchase and development agreement to ensure that the full terms of the commercial relationship between ATX and ourselves are fully documented, in particular the work required to be performed by ATX.

        We have been billed by ATX for the support, maintenance and development of Rater and Accelerator that we have received from ATX. ATX billed us $2.8 million in the year ended December 31, 2003, $2.9 million in the year ended December 31, 2002, and $3.4 million in the year ended December 31, 2001 for these services. In the past, we voluntarily prepaid some services provided by ATX. At the present time, we pay ATX on a time and materials basis on 30-day invoices.

        After we emerged from Chapter 11 reorganization, the reconstituted audit committee of our board of directors reviewed, with the assistance of outside counsel, the appropriateness of the transactions with ATX described above. We have instituted controls and procedures that would be required before similar types of transactions are entered into in the future. None of the persons who held positions with both ATX and us remain employed by us.

Item 14.    Principal Accountants Fees and Services

        Ernst & Young LLP are our principal accountants. We provide in the table below an analysis of the fees charged to us by Ernst & Young in the each of the two years ended December 31, 2003 (in millions).

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
Audit fees	$5.1	$3.3
Audit-Related fees	0.2	3.9
Tax fees	4.7	5.1
All other fees	—	—

	$10.0	$12.3

        Audit fees.    Audit fees represent the aggregate services provided to us by Ernst & Young for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K, including accounting consultations on matters addressed during the audit and interim reviews. These fees also include services that are provided in connection with our statutory and regulatory filings, including our 2003 rights offering.

        Audit-Related fees.    Audit-Related fees represent the aggregate fees charged for assurance and related services by Ernst & Young that are related to the audit or review of our financial statements, including other accounting consultations. Audit-Related services include advice relating to the Sarbanes-Oxley Act of 2002 including advice on reporting on internal controls under Section 404.

        Tax fees.    Tax fees represent the aggregate fees charged for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. Tax services included compliance work regarding the preparation and filing of our US, UK and Irish tax returns, and consulting and advising on issues arising from our bankruptcy and in relation to our rights offering.

        All other fees.    All other fees represent the aggregate fees charged for all other products and services provided by Ernst & Young.

Audit Committee's pre-approval policies and procedures

        The Audit Committee's policy on pre-approval requirements for audit and other services provided to us by Ernst & Young is as follows:

  •
  Annually, the Audit Committee agrees the terms, including fees, of the engagement for the services to be provided by Ernst & Young as part of the recurring annual audit.

  •
  Quarterly, the Audit Committee pre-approves the Audit-Related fees, Tax fees and Other fees for services to be provided by Ernst & Young to us in respect of services that are either a continuation of services already pre-approved, or services which are expected to commence during the following three months. These limits represent amounts that may not be exceeded without approval by the Audit Committee.

  •
  Between meetings, the Chairman of the Audit Committee has delegated authority to approve services on an ad-hoc basis to meet specific needs up to £100,000 per engagement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1)   Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index on page 116.

(b)
Form 8-K—During the fourth quarter of 2003, the Company filed the following Current Reports on Form 8-K:

•
Form 8-K, filed October 31, 2003, relating to our registration statement in connection with our rights offering;

•
Form 8-K, filed October 31, 2003, relating to a press release announcing our third quarter results;

•
Form 8-K, filed November 3, 2003, relating to our registration statement in connection with our rights offering;

•
Form 8-K, filed November 4, 2003, relating to a press release announcing the record date and price of our rights offering;

•
Form 8-K, filed November 12, 2003, relating to our third quarter earnings call announcement and presentation to investors;

•
Form 8-K, filed November 19, 2003, relating to a press release announcing preliminary results of our rights offering; and

•
Form 8-K, December 4, 2003, relating to a press release announcing final results of our rights offering.

(c)
Exhibits—See Exhibit Index on page 116.

(d)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

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
2.2
Agreement and Plan of Merger, dated as of March 26, 1999, by and Among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to The Registration Statement on Form S-3/A filed by NTL Incorporated And NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3
Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, by and among NTL Incorporated, NTL (Bermuda) Limited, And Comcast UK Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.4
Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among NTL Incorporated, NTL(Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex B to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.5
Amendment No. 2 to Agreement and Plan of Amalgamation, dated as of August 14, 1998 by and among NTL Incorporated, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex C to the Registration Statement on Form S-4 filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.6
Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.7
Amendment No. 1 to Share Exchange Agreement, dated as of December21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.8
Restated Transaction Agreement, dated as of July 26, 1999, by and among, Bell Atlantic Corporation, Cable and Wireless PLC, Cable, Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.9
Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of NTL Incorporated's Registration Statement on Form S-1(File No. 333-103135) filed on February 12, 2003 as amended on June 28, 2003
3.1
Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
3.2*	Amended and Restated By-Laws of NTL Incorporated (as of November 11, 2003)

4.1
Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
4.2
Exchange and Registration Rights Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes listed on the signature pages thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
4.3
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, File No. 333-109194)
4.4
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and Franklin Mutual Advisers, LLC on behalf of and in its capacity as agent and investment manager for various holders (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, File No. 333-109194)
4.5
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and Oaktree Capital Management, LLC on behalf of and in its capacity as the general partner or investment manager of certain funds and accounts it manages (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1, File No. 333-109194)
4.6
Indenture, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
4.7
Indenture, dated as of November 15, 1995, by and between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company as Trustee with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Comcast UK Cable Partners Limited on November 5, 1995, File No. 33-96932)
4.8
First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL (Triangle) LLC) and Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by NTL(Triangle) LLC (formerly known as Comcast UK Cable Partners Limited) on November 4, 1998, File No. 000-24792)
4.9
Indenture, dated as of February 6, 1998, by and among Diamond Holdings plc, Diamond Cable Communications plc,, and The Bank of New York as Trustee, with respect to the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on March 20, 1998, File No. 333-48413)
4.10
Series A Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)

4.11
Rights Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A filed by filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
4.12
Amendment to Rights Agreement, dated as of September 26, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1, File No. 333-109194)
10.1
Purchase Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.2
£2,500,000,000 Credit Agreement originally dated May 30, 2000, and made among, NTL Communications Limited; NTL Business Limited (which novated its rights and obligations to NTL Investment Holdings Limited); NTL Communications Corp.; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Limited; J.P. Morgan Europe Limited (formerly known as Chase Manhattan International Limited) and the lenders party thereto (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.3
£1,300,000,000 Amended and Restated Credit Agreement originally dated May 30, 2000, among, NTL Communications Corp.; NTL (UK) Group, Inc.; NTL Communications Ltd; J.P. Morgan plc (formerly known as Chase Manhattan plc); Morgan Stanley Dean Witter Bank Ltd and Chase Manhattan International Ltd (as amended, varied, supplemented, novated and restated to date and from time to time) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.4
Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and its affiliates, and NTL Incorporated (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.5
Transitional Services Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.6
De-Merger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.7
Novation Agreement, dated January 9, 2003, by and among NTL Communications Corp., NTL Incorporated, NTL (Delaware), Inc., various subsidiaries of NTL Incorporated, Cable & Wireless Public Limited Company and various subsidiaries of Cable & Wireless (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.8
Form of 2003 Stock Option Plan of NTL Incorporated (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)
10.9	Summary Terms of NTL Group 2003 Bonus Scheme (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File No. 333-109194)

10.10
Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.11
Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited IBM United Kingdom Limited and IBM United Kingdom Financial Services Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.12
Amendment, dated as of September 30, 2003 to Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and among NTL Group Limited, IBM United Kingdom Limited and IBM United Kingdom Financial Services Limited (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-109194)
10.13
Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Barclay Knapp (Incorporated by reference to Exhibit 10.11 of NTL Incorporated's Registration Statement on Form S-1 (File No. 333-103135) filed on February 12, 2003, as amended on June 25, 2003
10.14
Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Richard J. Lubasch (Incorporated by reference to Exhibit 10.12 of the NTL Incorporated's Registration Statement on Form S-1 (File No. 333-103135) filed on February 12, 2003, as amended on June 25, 2003
10.15
Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Bret Richter (Incorporated by reference to Exhibit 10.13 of NTL Incorporated's Registration Statement on Form S-1 (File No. 333-103135) filed on February 12, 2003, as amended on June 25, 2003)
10.16
Employment Agreement, dated as of January 10, 2003 between NTL Communications Corp. (now NTL Incorporated) and Gregg Gorelick (Incorporated by reference to Exhibit 10.14 of NTL Incorporated's Registration Statement on Form S-1 (File No. 333-103135) filed on February 12, 2003, as amended on June 25, 2003)
10.17
Employment Agreement, dated as of November 7, 2002 between NTL Communications Corp. (now NTL Incorporated) and Lauren H. Blair (Incorporated by reference to Exhibit 10.15 of NTL Incorporated's Registration Statement on Form S-1 (File No. 333-103135) filed on February 12, 2003, as amended on June 25, 2003)
10.18	Employment Agreement, dated as of March 19, 2003 between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, File No. 333-109194)
10.19	Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Howard Kalika (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, File No. 333-109194)
10.20	Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Richard Martin (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, File No. 333-109194)

10.21	Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Scott Schubert (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, File No. 333-109194)
10.22	Employment Agreement, between NTL Incorporated and Stephen Carter Incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-109194)
10.23
Employment Agreement, dated as of September 17, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, File No. 333-109194)
10.24
Compromise Agreement, dated as of November 6, 2002 between NTL Incorporated and Stephen Carter (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1, File No. 333-109194)
10.25	Severance Agreement, dated as of June 2003 between NTL Incorporated and Richard J. Lubasch (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, File No. 333-109194)
10.26	Severance Agreement, dated as of June 25, 2003 between NTL Incorporated and Lauren H. Blair (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1, File No. 333-109194)
10.27	Severance Agreement, dated as of July 23, 2003 between NTL Incorporated and Gregg Gorelick (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1, File No. 333-109194)
10.28	Severance Agreement, dated as of June 27, 2003 between NTL Incorporated and Jared L. Gurfein (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1, File No. 333-109194)
10.29	Severance Agreement, dated as of June 25, 2003 between NTL Incorporated and Bret Richter (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1, File No. 333-109194)
10.30
Separation and Consulting Agreement, dated as of September 23, 2003 between NTL Incorporated and Barclay Knapp (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1, File No. 333-109194)
10.31
Restricted Stock Agreement, dated as of March 28, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1, File No. 333-109194)
10.32
Form of Director and Officer Indemnity Agreement and a schedule of persons to whom the agreement has been provided (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed File No. 333-109194)
10.33*	Long-term Incentive Plan
11.1*	Computation of per share earnings
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1*	Code of Ethics

21.1	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 , File No. 333-109194)
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2004

NTL INCORPORATED
By:	/s/ SIMON P. DUFFY Simon P. Duffy Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SIMON P. DUFFY Simon P. Duffy	Chief Executive Officer, President and Director	March 11, 2004
/s/ SCOTT E. SCHUBERT Scott E. Schubert	Chief Financial Officer	March 11, 2004
/s/ ROBERT C. GALE Robert C. Gale	Vice President—Controller	March 11, 2004
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	March 11, 2004
/s/ EDWIN M. BANKS Edwin M. Banks	Director	March 11, 2004
/s/ DAVID ELSTEIN David Elstein	Director	March 11, 2004
/s/ WILLIAM R. HUFF William R. Huff	Director	March 11, 2004

/s/ JAMES F. MOONEY James F. Mooney	Director	March 11, 2004
/s/ GEORGE R. ZOFFINGER George R. Zoffinger	Director	March 11, 2004
/s/ CHARLES K. GALLAGHER Charles K. Gallagher	Director	March 11, 2004
/s/ BRETT G. WYARD Brett G. Wyard	Director	March 11, 2004

FORM 10K—Item 15(a)(1) and (2)

NTL INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries are included in Item 8:

        The following consolidated financial statement schedules of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-71
Schedule II—Valuation and Qualifying Accounts	F-77

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NTL Incorporated (formerly NTL Communications Corp.)

        We have audited the accompanying consolidated balance sheets of NTL Incorporated (formerly NTL Communications Corp.), and subsidiaries as of December 31, 2003 (Successor) and 2002 (Predecessor), and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 2003 for the Successor and for each of the two years in the period ended December 31, 2002 for the Predecessor. Our audits also included the financial statement schedules listed in the Index at Item 15(d). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTL Incorporated (formerly NTL Communications Corp.) and subsidiaries at December 31, 2003 (Successor) and 2002 (Predecessor), and the consolidated results of their operations and their cash flows for the year ended December 31, 2003 for the Successor and for each of the two years in the period ended December 31, 2002 for the Predecessor, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, effective January 10, 2003 the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheet as of December 31, 2003 and the related statements of consolidated operations and cash flows for the year ended December 31, 2003 are presented on a different basis than that for the periods before fresh start and, therefore, are not comparable. Additionally, as discussed in Note 11 of the consolidated financial statements, as of January 1, 2003, the Company began expensing compensation expense related to stock options to conform with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As discussed in Note 2 of the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Ernst & Young LLP
London, United Kingdom
March 3, 2004

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2003	December 31, 2002
	Reorganized Company	Predecessor Company
Assets
Current assets
Cash and cash equivalents	$795.9	$502.0
Marketable securities	—	5.2
Accounts receivable—trade, less allowance for doubtful accounts of $28.8 (2003) and $92.7 (2002)	405.3	395.9
Due from affiliates	—	1.6
Prepaid expenses	180.1	170.0
Other current assets	55.8	96.0

Total current assets	1,437.1	1,170.7
Fixed assets, net	7,880.5	11,088.9
Reorganization value in excess of amounts allocable to identifiable assets	539.1	—
Goodwill	—	330.6
Intangible assets, net	1,178.9	64.7
Investments in and loans to affiliates, net	2.3	8.4
Other assets, net of accumulated amortization of $70.1 (2003) and $184.8 (2002)	134.9	378.1

Total assets	$11,172.8	$13,041.4

See accompanying notes.

	December 31, 2003	December 31, 2002
	Reorganized Company	Predecessor Company
Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$260.0	$385.8
Accrued expenses	656.7	745.1
Accrued construction costs	33.6	70.4
Interest payable	194.6	177.3
Deferred revenue	434.8	359.8
Other current liabilities	27.1	271.5
Current portion of long-term debt	2.3	5,955.4

Total current liabilities	1,609.1	7,965.3
Long-term debt, net of current portion	5,728.4	—
Other long-term liabilities	137.2	—
Deferred income taxes	0.1	94.4
Commitments and contingent liabilities
Liabilities subject to compromise	—	10,157.8
Shareholders' equity (deficit)
Series preferred stock—$.01 par value; authorized 5,000,000 (2003) and none (2002) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400,000,000 (2003) and 100 (2002) shares; issued and outstanding 86,916,614 (2003) and 13 (2002) shares	0.9	—
Additional paid-in capital	4,325.0	14,045.5
Unearned stock-based compensation	(15.0)	—
Accumulated other comprehensive income (loss)	341.3	(653.6)
Accumulated (deficit)	(954.2)	(18,568.0)

Total shareholders' equity (deficit)	3,698.0	(5,176.1)

Total liabilities and shareholders' equity (deficit)	$11,172.8	$13,041.4

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Revenue	$3,645.2	$3,265.1	$3,189.6
Costs and expenses
Operating costs (excluding depreciation)	(1,545.9)	(1,502.5)	(1,564.3)
Selling, general and administrative expenses	(900.2)	(788.5)	(997.5)
Long-lived asset impairments	—	(445.1)	(8,160.6)
Non-cash compensation	—	—	(30.6)
Other charges	(40.7)	(389.2)	(297.9)
Depreciation	(1,233.2)	(1,477.9)	(1,361.4)
Amortization	(203.4)	(63.7)	(1,178.9)

	(3,923.4)	(4,666.9)	(13,591.2)

Operating (loss)	(278.2)	(1,401.8)	(10,401.6)
Other income (expense)
Interest income and other, net	17.0	30.9	34.6
Interest expense (contractual interest of $1,425.4 (2002))	(746.4)	(780.2)	(1,240.8)
Recapitalization expense	—	(152.9)	—
Share of (losses) from equity investments	(0.5)	(3.4)	(23.2)
Other gains (losses)	—	—	(88.5)
Foreign currency transaction gains (losses)	54.0	(94.1)	0.6

(Loss) before income taxes	(954.1)	(2,401.5)	(11,718.9)
Income tax (expense) benefit	(0.1)	25.7	(118.1)

Net (loss)	$(954.2)	$(2,375.8)	$(11,837.0)

Basic and diluted net loss per common stock—(pro forma in 2002 and 2001)	$(15.10)	$(39.93)	$(198.94)

Weighted average number of shares outstanding—(pro forma in 2002 and 2001)	63.2	59.5	59.5

See accompanying notes.

January 1, 2003
Predecessor Company
Gain on debt discharge	$8,451.6
Fresh-start adoption—intangible assets	1,521.7
Fresh-start adoption—long-term debt	221.3
Fresh-start adoption—deferred tax liability	(68.6)
Fresh-start adoption—accrued expenses	(120.4)
Fresh-start adoption—fixed assets	(3,194.9)
Recapitalization expense	(8.0)

Net income	$6,802.7

Pro forma basic and diluted net income per common share	$114.33

Pro forma weighted average shares	59.5

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(dollars in millions)

	Series Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
					Additional Paid-In Capital	Unearned Stock-Based Compensation
	Shares	Par	Shares	Par
Predecessor Company
Balance, December 31, 2000	—	$—	13	$—	$13,746.7	$—
Contribution from NTL (Delaware), Inc., net	—	—	—	—	140.4	—
Non-cash compensation	—	—	—	—	30.6	—
Comprehensive loss:
Net loss for the year ended December 31, 2001
Currency translation adjustment
Unrealized net losses on derivatives
Total

Balance, December 31, 2001	—	—	13	—	13,917.7	—
Contribution from NTL (Delaware), Inc., net	—	—	—	—	127.8	—
Comprehensive loss:
Net loss for the year ended December 31, 2002
Currency translation adjustment
Pension liability adjustment
Unrealized net gains on derivatives
Total

Balance, December 31, 2002	—	—	13	—	14,045.5	—
Comprehensive income:
Net income (loss) January 1, 2003
Issuance of common stock	—	—	50,499,955	0.5	1,062.1	—
Fresh-start adoption—other	—	—	(13)	—	(12,180.5)	—

Reorganized Company
Balance, January 1, 2003	—	—	50,499,955	0.5	2,927.1	—
Issuance of shares into escrow	—	—	133,912	—	2.3	(2.3)
Issuance of restricted stock	—	—	200,000	—	1.7	(1.7)
Issuance of shares as payment of bonus	—	—	8,449	—	0.3	—
Exercise of stock options	—	—	220,833	—	3.0	—
Stock options at fair value	—	—	—	—	24.0	(24.0)
Escrow shares amortized to operations	—	—	—	—		2.3
Restricted stock amortized to operations	—	—	—	—		1.0
Stock options amortized to operations	—	—	—	—		9.7
Net proceeds from Rights Offering	—	—	35,853,465	0.4	1,366.6	—
Comprehensive loss:
Net loss for the year ended December 31, 2003	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Pension liability adjustment
Total

Balance, December 31, 2003	—	$—	86,916,614	$0.9	$4,325.0	$(15.0)

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized (Losses) Gains on Derivatives	Accumulated (Deficit)
Predecessor Company
Balance, December 31, 2000		$(379.3)	$—	$—	$(4,355.2)
Contribution from NTL (Delaware), Inc., net		—	—	—	—
Non-cash compensation		—	—	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2001	$(11,837.0)				(11,837.0)
Currency translation adjustment	(521.6)	(521.6)	—	—	—
Unrealized net losses on derivatives	(3.6)	—	—	(3.6)	—

Total	$(12,362.2)

Balance, December 31, 2001		(900.9)	—	(3.6)	(16,192.2)
Contribution from NTL (Delaware), Inc., net		—	—	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2002	$(2,375.8)	—	—	—	(2,375.8)
Currency translation adjustment	351.0	351.0	—	—	—
Pension liability adjustment	(103.7)	—	(103.7)	—	—
Unrealized net gains on derivatives	3.6	—	—	3.6	—

Total	$(2,124.9)

Balance, December 31, 2002		(549.9)	(103.7)	—	(18,568.0)
Comprehensive income:
Net income January 1, 2003	$6,802.7	—	—	—	6,802.7

Issuance of common stock		—	—	—	—
Fresh-start adoption—other		549.9	103.7	—	11,765.3

Reorganized Company
Balance, January 1, 2003		—	—	—	—
Issuance of shares into escrow
Issuance of restricted stock
Issuance of shares as payment of bonus
Exercise of stock options
Stock options at fair value
Escrow shares amortized to operations
Restricted stock amortized to operations
Stock options amortized to operations
Comprehensive loss:
Net loss for the year ended December 31, 2003	$(954.2)				(954.2)
Currency translation adjustment	342.0	342.0
Pension liability adjustment	(0.7)		(0.7)

Total	$(612.9)

Balance, December 31, 2003		$342.0	$(0.7)	$—	$(954.2)

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Operating activities:
Net (loss)	$(954.2)	$(2,375.8)	$(11,837.0)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activites:
Depreciation and amortization	1,436.6	1,541.6	2,540.3
Asset impairments	—	445.1	8,160.6
Non-cash compensation	13.0	—	30.6
Non-cash restructuring charge	—	7.5	57.9
Equity in losses of unconsolidated subsidiaries	0.5	3.4	23.2
Gain or (loss) on sale of assets	—	—	88.5
Provision for losses on accounts receivable	27.4	55.2	58.3
Provision for cancellation of receivables from NTL Europe, Inc.	—	284.4	—
Deferred income taxes	(10.9)	(29.3)	116.4
Amortization of original issue discount and deferred finance costs	136.3	96.7	284.7
Other	0.7	145.1	(16.7)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	3.2	108.9	(31.3)
Other current assets	(27.2)	72.5	23.5
Prepaid expenses	7.7	—	—
Other assets	—	0.1	56.1
Accounts payable	(39.9)	(144.5)	(38.8)
Other current liabilities	(35.9)	—	—
Accrued expenses and other	(69.1)	12.6	(81.9)
Deferred revenue	32.9	35.2	7.0

Net cash provided by (used in) operating activities	521.1	258.7	(558.6)

Investing activities:
Acquisition, net of cash required	—	—	(26.2)
Purchase of fixed assets	(574.2)	(680.9)	(1,653.0)
Investments in and loans to affiliates	5.4	(6.7)	(12.0)
Decrease (increase) in other assets	—	(166.5)	(31.6)
Loan to NTL Europe, Inc.	—	—	(150.0)
Proceeds from sale of assets	—	15.1	14.6
Purchase of marketable securities	—	(10.8)	(9.9)
Proceeds from sales of marketable securities	5.2	5.6	10.0

Net cash (used in) investing activities	(563.6)	(844.2)	(1,858.1)

See accompanying notes.

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Financing activities:
Proceeds from borrowings, net of financing costs	—	670.1	2,643.4
Net proceeds from rights offering	1,367.0	—	—
Proceeds from employee stock options	3.0	—	—
Principal payments on long-term debt	(1,249.1)	(8.6)	(421.5)
Proceeds from borrowings from NTL (Delaware), Inc.	—	135.2	—
Distribution to NTL (Delaware), Inc.	—	—	(10.6)
Contribution from NTL (Delaware), Inc.	—	3.9	40.8

Net cash provided by financing activities	120.9	800.6	2,252.1
Effect of exchange rate changes on cash and cash equivalents	76.8	35.8	(7.8)

Increase (decrease) in cash and cash equivalents	155.2	250.9	(172.4)
Cash and cash equivalents at beginning of year	640.7	251.1	423.5

Cash and cash equivalents at end of year	$795.9	$502.0	$251.1

Supplemental disclosure of cash flow information
Cash paid during the year for interest exlusive of amounts capitalized	$583.4	$410.0	$776.6
Income taxes paid	—	1.4	0.1
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$—	$123.9	$110.2
Conversion of notes, net of unamorized deferred financing costs	—	—	109.5
January 1, 2003
Predecessor Company
Net cash (used in) operating activities	$(46.9)

Investing activities
Decrease in other assets	162.8

Net cash provided by investing activities	162.8
Financing activities
Proceeds from borrowings, net of financing costs	396.3
Principal payments	(373.5)

Net cash provided by financing activities	22.8

Increase in cash and cash equivalents	138.7
Cash and cash equivalents, beginning of period	502.0

Cash and cash equivalents, end of period	$640.7

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

NTL's Completed Restructuring

        On May 8, 2002, NTL Incorporated (formerly known as NTL Communications Corp.), (the "Company") NTL Europe, Inc. (formerly NTL Incorporated) and certain of the Company's and NTL Europe, Inc.'s subsidiaries filed a pre-arranged joint reorganization plan (the "Plan") under Chapter 11 of the US Bankruptcy Code. The Company's operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, (the "Effective Date") at which time the Company emerged from Chapter 11 reorganization.

        Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, with the Company and NTL Europe, Inc. each emerging as independent public companies. The entity formerly known as NTL Communications Corp. was renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets. Prior to consummation of the Plan, the Company was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed "NTL Europe, Inc." and which became the holding company for the former NTL group's continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company's former ultimate parent company (NTL Europe, Inc.) and certain of its subsidiaries, including the Company, were cancelled, and the Company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company's former ultimate parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company's former ultimate parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited and NTL (Triangle) LLC were not cancelled and remain outstanding.

Historical Structure of the Company

        The Company was incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until the Effective Date, the Company was a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, which was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure was implemented to pursue opportunities outside of the UK and Ireland, and was accomplished through a merger. The Company's stockholders at the time became stockholders of the new holding company NTL (Delaware), Inc., and the Company became a wholly-owned subsidiary of the new holding company. The new holding company took the name NTL Incorporated until May 2000 when it was changed to NTL (Delaware), Inc., its current name.

        In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc ("CWC") (the operations acquired from CWC are called "ConsumerCo"), and was similarly accomplished through a merger. The stockholders of NTL (Delaware), Inc. became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company, and the Company remained a subsidiary of NTL (Delaware), Inc. ("NTL Delaware"). The new holding company then took the name NTL Incorporated until the Effective Date of the Plan (January 10, 2003), at which time its name was changed to NTL Europe, Inc. ("NTL Europe"). The Company remained a subsidiary of those two holding companies until the Effective Date, at which time NTL Europe and its wholly owned subsidiary NTL Delaware were separated from the Company pursuant to the Plan.

        On February 21, 2001, the Company's former ultimate parent company contributed the assets of ConsumerCo to the Company and NTL Delaware contributed the assets of NTL Business Limited (formerly Workplace Technologies plc) ("NTL Business") to the Company. NTL Group Limited, a wholly-owned indirect subsidiary of the Company, which was acquired in 1996, has a 30-year history in the UK as a provider of reliable communications services.

        The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

Business

        The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the United Kingdom and the Republic of Ireland, and transmission networks for television and radio broadcasting in the United Kingdom. The Company provides services to its customers through five reportable segments.

  •
  ntl: home provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to Internet service providers, or ISPs, in the UK;

  •
  ntl: business provides data, voice and Internet services to large businesses, public sector organizations and small and medium sized enterprises, or SMEs, located near the Company's existing residential broadband network in the UK;

  •
  ntl: broadcast provides digital and analog television and radio broadcast transmission services, network management, tower site rental and satellite and media services, as well as radio communications to public safety organizations in the UK;

  •
  ntl: carriers provides national and international communications transport services for communications companies in the UK and the Republic of Ireland; and

  •
  ntl: Ireland provides primarily cable television services, as well as telephone and Internet services, to residential customers and television, digital television and internet services to business customers in the Republic of Ireland.

        The Company's reportable segments are supported by various central shared services, including ntl: networks, which manages the Company's UK national network. Other shared services include finance, information technology or IT, and human resources. ntl: Ireland relies upon these central shared services to a lesser extent than the Company's other reportable segments.

        The following customers provide a significant portion of the Company's revenues:

  •
  approximately 33.4% of the revenues of ntl: broadcast for the year ended December 31, 2003, was derived from contracts with the ITV companies, Channel 4/S4C and Channel 5 in the UK;

  •
  approximately 40.7% of the revenues of ntl: carriers for the year ended December 31, 2003, was derived from contracts with Orange; and

  •
  approximately 6.1% of the revenues of ntl: home for the year ended December 31, 2003, was derived from contracts with AOL and Virgin.net.

        Except for the ntl: broadcast and ntl: carriers reportable segments, the Company does not believe that the loss of any one customer would have a materially adverse effect on its results of operations. In the case of each of ntl: broadcast and ntl: carriers reportable segments, the loss of the customer identified above for that segment would have a materially adverse effect on that segment.

2.     Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        The Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, the Company's consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In addition, the Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of January 1, 2003.

        Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying values of assets and liabilities were adjusted. The carrying values of assets were adjusted to their reorganization values that are equivalent to their estimated fair values. The carrying values of liabilities were adjusted to their present values. Since fresh-start reporting materially changed the carrying values recorded in the Company's consolidated balance sheet, a black line separates the financial statements for periods after the adoption of fresh-start reporting from the financial statements for periods prior to the adoption.

        The term "Predecessor Company" refers to the Company and its subsidiaries for periods prior to and including December 31, 2002. The term "Reorganized Company" refers to the Company and its subsidiaries for periods subsequent to January 1, 2003. The effects of the consummation of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions and are presented in the accompanying consolidated statements of operations and cash flows dated January 1, 2003. All other results of operations and cash flows on January 1, 2003 are Reorganized Company transactions.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, the Company's pension expense and pension funding requirements, estimated costs for interconnection, estimates related to the amount of costs to be capitalized in connection with the construction and installation of the Company's network and facilities and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

        The functional currencies of the Company's principal operating subsidiaries are the UK Pound Sterling and the Euro, while its reporting currency is the United States Dollar. The assets and liabilities of the Company's UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the respective years. Exchange gains and losses on translation of the Company's net equity investments in the subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in the statement of shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations.

Cash Equivalents

        Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were none and $15.7 million at December 31, 2003 and 2002, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 2003 and 2002, none of the cash equivalents were denominated in foreign currencies.

Trade receivables

        The Company's trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. The allowance for doubtful accounts is $28.8 million at December 31, 2003.

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 2003, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Fixed Assets

        Fixed assets, net totaled $7,880.5 million and $11,088.9 million, representing 70.5% and 85.0% of total assets at December 31, 2003 and 2002, respectively. Fixed assets, net at December 31, 2002 are stated at cost less accumulated depreciation. In accordance with SOP 90-7, upon emergence from Chapter 11 reorganization, the Company adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of the Company's fixed assets at January 1, 2003. Fixed assets, net were written down by $3,194.9 million to reflect this adjustment. Fixed assets acquired since January 1, 2003, are stated at cost less accumulated depreciation.

        The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of the Company's operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, the Company capitalizes costs based upon estimated allocations. The Company continues to enhance its processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized in the years ended December 31, 2003, 2002 and 2001 were approximately $124.4 million, $185.1 million and $365.1 million, respectively.

        The American Institute of Certified Public Accountants (AICPA) issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft has not yet been adopted. However, if this Exposure Draft were adopted, it would require among other things that rent and other occupancy costs be charged to expense as incurred. In the years ended December 31, 2003 and 2002 the Company capitalized approximately $10.6 million and $14.5 million, respectively, of rent and other occupancy costs.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
	(in millions)
Labor and overhead costs capitalized	$124.4	$185.1	$365.1
Total operating costs and selling, general and administrative expenses	2,446.1	2,291.0	2,561.8
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	5.1%	8.1%	14.3%
Purchase of fixed assets	574.2	680.9	1,653.0
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	21.7%	27.2%	22.1%

        Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment—5 to 30 years and other equipment—5 to 30 years.

Intangible Assets

        Intangible assets include goodwill, license acquisition costs, and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases which includes the portion of the purchase price allocated to the value of the workforce in place. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill was amortized on a straight-line basis over the periods benefited of 3, 10, 15 or 30 years and license acquisition costs were amortized on a straight-line basis up to 23 years. Upon the adoption of SFAS No. 142, goodwill and license acquisition costs are no longer amortized. Instead these assets are reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years.

        In addition, the Company's total reorganization value exceeded the amounts allocable to identifiable assets resulting in a new indefinite-lived intangible asset that is not amortized but is reviewed annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142.

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

        The following table shows the Company's net (loss) for the year ended December 31, 2001 as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (in millions).

Year ended December 31, 2001
Predecessor Company
Net (loss)—as reported	$(11,837.0)
Amortization of:
Goodwill	1,067.3
License acquisition costs	36.9
Other	0.7

1,104.9

Net (loss)—as adjusted	$(10,732.1)

Asset Retirement Obligations

        As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of SFAS 143 did not result in any recognition of liabilities during its fiscal year ended December 31, 2003.

        The Company accrues for the liability in respect of dilapidations on its leasehold properties over the term of the lease in accordance with SFAS 13 Accounting for Leases.

Impairment of Long-Lived Assets

        Long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

        Reorganization value in excess of amounts allocable to identifiable assets, goodwill, license acquisition costs and other intangible assets that are not amortized are reviewed for impairment each year.

        As of December 31, 2003, the Company reviewed its long-lived assets for impairment. The Company engaged an independent financial adviser to assist in the impairment review. The Company and the independent financial adviser determined that there was no impairment of the Company's long-lived assets as of December 31, 2003. This determination was based upon various valuation methods, including discounted cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the impairment review included the following:

  •
  Reporting unit 10 year cash flow projections.

  •
  Corporate income tax rates of 30% in the UK and 12.5% in Ireland.

  •
  Present value discount factors of between 12.5% and 15.0% depending upon the reporting unit.

  •
  Residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

Equity Method Investments

        All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. Prior to the adoption of SFAS No. 142, the difference between the Company's recorded investment and its proportionate interest in the book value of the investees' net assets were being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with Accounting Principles Board ("APB") Opinion No. 18.

Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) and in December 2003 the FASB issued a revised FIN 46, which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity (VIE) if the reporting entity is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both.

        The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003, and to all other existing structures commonly referred to as special-purpose entities. The consolidation requirements will apply to VIEs created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 did not have, and the application of the revised FIN 46 is not expected to have, a significant impact on earnings or financial position.

Deferred Financing Costs

        Deferred financing costs of $134.9 million and $214.9 million as of December 31, 2003 and 2002, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using a straight-line basis, since this method is materially consistent with the effective interest basis.

Capitalized Interest

        Interest is capitalized as a component of the cost of fixed assets constructed. In 2003, 2002 and 2001, total interest incurred was $751.9 million, $826.5 million and $1,308.5 million, respectively, of which interest of $5.5 million, $46.3 million and $67.7 million, respectively, was capitalized.

Restructuring Costs

        As of January 1, 2003, the Company adopted SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of SFAS 146 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

        Prior to 2003, the Company recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure was given in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)".

Revenue Recognition

        The Company recognizes revenue only when it is realized or realizable and earned. The Company recognizes revenue when all of the following are present:

  •
  Persuasive evidence of an arrangement exists between the Company and its customers;

  •
  Delivery has occurred or the services have been rendered;

  •
  The price for the service is fixed or determinable; and

  •
  Collectibility is reasonably assured.

        Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

  •
  Telephone services and cable television revenues are recognized as the services are provided to customers.

  •
  Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

  •
  Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

  •
  Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. The Company applies the provisions of EITF No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" to assess whether the components of the bundled services should be recognized separately.

  •
  Transmission and other ntl: broadcast revenues are recognized as the service is provided over the life of the contract.

  •
  Carrier revenues in respect of national and international communication transport services are recognized as the service is provided.

  •
  Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection. The Company applies the provisions of SFAS No. 51 "Financial Reporting by Cable Television Companies" in relation to connection and activation fees for telephone services and internet services, as well as cable television services, on the basis that the Company markets and maintains a unified fiber network through which the Company provides all of these services.

Advertising Expense

        The Company charges the cost of advertising to expense as incurred. Advertising costs were $61.5 million, $33.5 million and $77.9 million in 2003, 2002 and 2001, respectively.

Stock-Based Compensation

        The Company has one stock-based employee compensation plan, described more fully in Note 11. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the prospective method of adoption selected by the Company under provision of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

        Prior to 2003, the Company's employees participated in the various stock option plans of its former ultimate parent company. The Company accounted for the stock-based compensation plans of its former ultimate parent company under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. All options to purchase shares of the Company's former ultimate parent company's common stock were cancelled on the Effective Date pursuant to the Plan.

        If the Company had elected to adopt the fair value recognition provisions of SFAS 123 as of January 1, 2001, pro forma net income and diluted net income per share would be as follows (in millions, except per share data):

	For the Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Net (loss), as reported	$(954.2)	$(2,375.8)	$(11,837.0)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	30.6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	(255.9)	(259.9)

Pro forma net (loss)	$(954.2)	$(2,631.7)	$(12,066.3)

Earnings per share:
Basic and diluted net (loss) per common share (pro forma in 2002 and 2001)	$(15.10)	$(39.93)	$(198.94)

Basic and diluted net (loss) per common share, pro forma	$(15.10)	$(44.23)	$(202.79)

        In July 2001, the Compensation and Option Committee of the Board of Directors of the Company's former ultimate parent company approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of NTL Europe, Inc.'s common stock with exercise prices from $0.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of NTL Europe, Inc.'s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of the Company's former ultimate parent company's common stock were cancelled on the Effective Date pursuant to the Plan.

        Pursuant to the Company's 2003 Bonus Scheme, participants are eligible to receive a bonus payment equal to a percentage of their base salary as determined by their level of employment based upon the attainment of performance targets. Bonus payments are made in two installments. Half of the bonus owing to various participants may be paid in shares of the Company's common stock. In August 2003, 8,449 shares of the Company's common stock were issued in accordance with the 2003 Bonus Scheme.

Pensions

        The Company accounts for its defined benefit pension plans using Statement of Financial Accounting Standards, SFAS No. 87, Employers' Accounting for Pensions and the disclosure rules under SFAS 132 (Revised) Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements Nos. 87, 88 and 106. Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. The Company recognized expense for its defined benefit pension plans of $15.4 million and $10.4 million in 2003 and 2002, respectively. The Company expects its pension expense to be approximately $11.9 million in 2004.

        The fair value of the Company's pension plans' assets increased from $234.1 million at December 31, 2002 to $301.9 million at December 31, 2003. The Company contributed $8.7 million in cash to its defined benefit pension plans in 2003.

        The calculation of pension expense and the Company's pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

        When calculating pension expense for 2003, the Company assumed that its plans' assets would generate a long-term rate of return of between 6.6% and 7.9%. This range is lower than the assumed rates of between 7.0% and 7.9% used to calculate the 2002 expense. The Company determines its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

        The Company discounted its future pension obligations using rates of 5.5% and 6.0% at December 31, 2003 and rates of between 5.9% and 6.0% for 2002. The Company determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% would increase the Company's pension liability at December 31, 2003 by approximately $16.4 million and increase its estimated 2004 pension expense by approximately $3.6 million.

        At December 31, 2003, the Company has unrecognized actuarial losses of $5.6 million. These losses will be recognized as a component of pension expense in future years. The Company's estimated 2004 pension expense of $11.9 million includes the recognition of approximately $0.1 million of these losses.

        Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company's pension plans will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

        At December 31, 2003, projected benefit obligations of all of the Company's pension plans exceed plan assets by $156.9 million. The Company will need to fund these deficits in accordance with the laws and regulations in the United Kingdom and the Republic of Ireland. The Company expects to contribute a total of approximately £14.9 million ($26.6 million) during 2004, of which £13.0 million ($23.2 million) relates to the largest of the Company's defined benefit pension plans.

        In 2003, the Company received an actuarial valuation as of December 31, 2002, of the largest of the Company's defined benefit pension plans, which represented approximately 82.9% of total plan assets and 83.3% of total projected benefit obligations at December 31, 2003. Based upon this actuarial valuation of the assets as of the valuation date of December 31, 2002, this plan has a projected benefit obligation exceeding the fair value of plan assets by approximately £82.3 million, or $146.8 million. The Company will need to fund this deficit in accordance with the laws and regulations of the United Kingdom. The Company will need to contribute approximately £13.0 million ($23.2 million) in cash payments annually beginning January 1, 2004, and must increase this contribution by 4% for each succeeding year for a period of eleven and one half years in order to eliminate the current deficit. The actuarial valuation of the Company's pension plans requires the use of assumptions and estimates. These assumptions may differ from those used in calculating the amounts required to be disclosed in accordance with SFAS 132. Changes in these assumptions and estimates as well as future investment returns could potentially have a material impact, either upwards or downwards, on the estimated funding requirement

Derivative Financial Instruments

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

        The Company sometimes uses UK pound forward foreign exchange contracts to reduce its exposure to foreign currency risk. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The Company does not apply hedge accounting under SFAS No. 133 (as amended) for these contracts. Any changes in fair value are recorded in results of operations.

Net loss per share

        Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year ended December 31, 2003, as adjusted for the effect of the rights offering. Options to purchase 3.2 million shares and 0.1 million shares of common stock in escrow at December 31, 2003 are excluded from the calculation of diluted net loss per share, since the Company is loss making and the inclusion of such options and shares is antidilutive.

        Pro forma basic and diluted net loss per share for periods prior to January 1, 2003 is computed assuming the following shares were outstanding for these years: 50.0 million shares issued in connection with the reorganization plan, 0.5 million shares issued in connection with the issuance of the Exit Notes and 9.0 million shares as an adjustment to give effect to the impact of rights offering.

3.     Reorganization and Emergence from Chapter 11

Background of Restructuring

        Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of the Company's former ultimate parent company and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, the Company's former ultimate parent company and its subsidiaries, including the Company, had no further funds available, or were unable to draw upon funds, under the Company's credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, the Company's former ultimate parent company announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

        Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, the Company's former ultimate parent company and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee's legal and financial advisors.

        The Company's former ultimate parent company and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. The Company's former ultimate parent company also failed to declare or pay dividends on certain series of its outstanding preferred stock owing to a lack of available surplus under Delaware law.

        On April 16, 2002, the Company's former ultimate parent company announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company's former ultimate parent company and certain of the other subsidiaries of the Company's former ultimate parent company filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors' committee of bondholders entered into a credit facility agreement (the "DIP facility") committing to provide a wholly-owned subsidiary of the Company with up to $500.0 million in new debt financing. NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.

        As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Company's former ultimate parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of the Company's former ultimate parent company and its subsidiaries' credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

        The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the Company's former ultimate parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003 (the "Effective Date"), at which time the Company emerged from Chapter 11 reorganization. In connection with the Company's emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the "Exit Notes") on January 10, 2003. Initial purchasers of the Company's Exit Notes also purchased 500,000 shares of the Company's common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of the Company's subsidiary, NTL (UK) Group Inc., and to repay certain other obligations. Also on

January 10, 2003, the Company and its lending banks amended the Company's existing credit facilities. The Exit Notes were repaid on November 17, 2003 following the Company's rights offering.

        In connection with the Company's Chapter 11 reorganization, UBS Securities LLC provided advisory services to the Company for which they received customary fees, including an amount of up to $4 million payable in April 2004 in shares of the Company's common stock. The shares will be issued if the value of the shares received by the Company's former debt holders in the Chapter 11 reorganization exceeds specified levels. The shares will be valued for these purposes based upon the market price of the shares over the 60-day trading period commencing January 10, 2004.

Reorganization Value

        The Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of its reorganization value as defined in SOP 90-7. The Company and its independent financial advisor determined the Company's reorganization value was $11,247.5 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the determination of the Company's reorganization value included the following:

  •
  Reporting unit 10-year cash flow projections.

  •
  Corporate income tax rates of 30% in the UK and 12.5% in Ireland.

  •
  Present value discount factors of 14.5%, 15% and 16% depending upon the reporting unit.

  •
  Residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

        The cash flow projections were based on economic, competitive and general business conditions prevailing when the projections were prepared. They were also based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. A change in the estimates and assumptions about revenue, operating cash flow, tax rates and capital expenditures may have had a significant effect on the determination of the Company's reorganization value.

        The Company determined that its reorganization value computed as of the Effective Date, consisted of the following (in millions):

Present value of discounted cash flows of the emerging entity	$9,811.0
Current assets	1,237.0
Other assets	199.5

Reorganization value	$11,247.5

        The Company adopted fresh-start reporting because the holders of its voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company's reorganization value is less than its post-petition liabilities and allowed claims, as shown below (in millions):

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

$6,970.0

Gain on Debt Discharge

        The Company realized a gain of $8,451.6 million in connection with the recapitalization of its debt in accordance with the Plan. This gain has been reflected in the results of operations of the Predecessor Company on January 1, 2003. A summary of the gain on debt discharge follows (in millions):

Liabilities subject to compromise:
Pre-petition long-term debt subject to compromise	$9,814.2
Accounts payable and accrued expenses	1.6
Interest payable	316.8
Due to NTL Europe, Inc.	25.2

10,157.8
Unamortized deferred financing costs	(127.9)

10,029.9
Claims assumed and consideration exchanged:
Diamond Holdings' notes assumed	327.3
Interest payable assumed	38.0
Accounts payable and accrued expenses assumed	1.6
Due to NTL Europe, Inc. assumed	25.2
Value of Reorganized Company's common stock	1,186.2

1,578.3

$8,451.6

Recapitalization Expense

        The joint reorganization plan provided that recapitalization costs be allocated between the Company and NTL Europe. Recapitalization expense consist of the following (in millions):

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Payroll and related	$—	$(36.2)	$—
Professional fees	—	(116.7)	—

	$—	$(152.9)	$—

January 1, 2003
Predecessor Company
Payroll and related	$—
Professional fees	(8.0)

$(8.0)

        Details of operating cash receipts and payments resulting from the recapitalization are as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Payroll and related costs paid	$—	$(32.9)	$—
Professional fees	—	(39.0)	—

Net operating cash flows from recapitalization expense	$—	$(71.9)	$—

January 1, 2003
Predecessor Company
Payroll and related costs paid	$—
Professional fees	(8.0)

Net operating cash flows from recapitalization expense	$(8.0)

Fresh-start reporting

        In accordance with SOP 90-7, the Company adopted the provisions of fresh-start reporting as of January 1, 2003. The following reconciliation of the Predecessor Company's consolidated balance sheet as of December 31, 2002 to that of the Reorganized Company as of January 1, 2003 gives effect to the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting.

        The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, the Company's total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

        The adjustments titled "Emergence from Chapter 11" reflect the consummation of the Plan, including the cancellation of a substantial portion of the Company's outstanding debt and the issuance of shares of new common stock and Series A warrants to various former creditors and stockholders of the Company's former ultimate parent company and certain of its subsidiaries, including the Company. The adjustments titled "Fresh-Start" reflect the adoption of fresh-start reporting.

	December 31, 2002			January 1, 2003
	Predecessor company	Emergence from Chapter 11	Fresh- start	Reorganized company
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable—trade, less allowance for doubtful accounts	395.9	—	—	395.9
Due from affiliates	1.6	—	—	1.6
Prepaid expenses	170.0	—	—	170.0
Other current assets	96.0	(72.4)	—	23.6

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	11,088.9	—	(3,194.9)	7,894.0
Intangible assets, net	395.3	—	868.4	1,263.7
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	653.3	653.3
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liabilities and shareholders' equity (deficit)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$385.8	$0.7	$—	$386.5
Accrued expenses	745.1	6.6	(32.7)	719.0
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	359.8	—	—	359.8
Other current liabilities	271.5	(234.6)	—	36.9
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	94.4	—	68.5	162.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders' (deficit) equity:
Common stock—old	—	—	—	—
Common stock—new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss) income	(653.6)	0.4	653.2	—
(Deficit) retained earnings	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders' equity (deficit)	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

        The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2003 is as follows (in millions):

Reorganization value in excess of amounts allocable to identifiable assets—January 1, 2003	$653.3
Foreign currency exchange translation adjustments	64.6
Adjustment to deferred tax accounts	(178.8)

Reorganization value in excess of amounts allocable to identifiable assets—December 31, 2003	$539.1

        The decrease in reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2003 includes a tax benefit of approximately $178.8 million that is primarily attributable to the use of tax losses on amended UK tax returns for 1997 through 1999. The deferred tax asset attributable to these tax losses had previously been offset by a valuation allowance.

Pro Forma Results of Operations

        The consolidated pro forma results of operations for the years ended December 31, 2002 and 2001 assuming the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2001 follows (in millions, except per share data). The pro forma results of operations are not necessarily indicative of the results that would have occurred had the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2001, or that might occur in the future.

	Year ended December 31,
	2002	2001
Total revenue	$3,265.1	$3,189.6
Net (loss)	$(1,668.4)	$(1,956.4)
Net (loss) per share	$(28.04)	$(32.88)

4.     Recent Accounting Pronouncements

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), Employers' Disclosures About Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. This statement revises employers' disclosures about pension plans and other postretirement plans, it does not change the measurement or recognition of these plans required by FASB Statement No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirment Benefits Other Than Pensions. This statement replaces FASB No. 132, Employers' Disclosures About Pension and Other Postretirement Benefits, and requires additional disclosures to those in the original Statement No.132. This statement was developed in response to concerns expressed by users of financial statements about their needs for more information about pension plan assets, obligations, benefit payments, contributions and net benefit costs. The statement is effective for financial statements with fiscal years ending after December 15, 2003, and for foreign plans with fiscal years ending after June 15, 2004. The Company has adopted the provisions of SFAS 132 (revised) as of December 31, 2003.

5.     Asset Impairments

        At December 31, 2003, the Company reviewed its long-lived assets for impairment. The Company engaged an independent financial advisor to assist in the impairment review. The Company and the independent financial advisor determined that there was no impairment of the Company's long-lived assets as of December 31, 2003. This determination was based upon various valuation methods, including discounted cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the impairment review included the following:

  •
  Reporting unit 10-year cash flow projections.

  •
  Corporate income tax rates of 30% in the UK and 12.5% in Ireland.

  •
  Present value discount factors of between 12.5% and 15.0% depending upon the reporting unit.

  •
  Residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

        Asset impairment charges were $445.1 million in the year ended December 31, 2002. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to license acquisition costs and goodwill was determined in accordance with SFAS No. 142. The aggregate asset impairment charge of $445.1 million related to the Company's segments or division as follows: $405.5 million ntl: home, $5.3 million ntl: business, $29.0 million ntl: Ireland and $5.3 million Shared services division.

        As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in NTL Europe, Inc.'s (formerly NTL Incorporated's) stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company's analysis, the book value of NTL Europe, Inc.'s net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company's assets was determined by discounting the Company's estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,160.6 million is included in asset impairments and $1.0 million is included in share of losses from equity investments. The asset impairment charge of $8,160.6 million included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million. The aggregate asset impairment charge of $8,161.6 million related to the Company's business segments as follows: $5,628.4 million ntl: home, $2,113.0 million ntl: business, $419.7 million ntl: Ireland and $0.5 million ntl: broadcast.

6.     Acquisitions and disposals

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

7.     Fixed Assets

        Fixed assets consist of:

		December 31,
		2003	2002
	Estimated useful life	Reorganized Company	Predecessor Company
		(in millions)
Operating equipment	5–30 years	$8,413.9	$13,659.9
Other equipment	5–30 years	728.1	1,295.6
Construction-in-progress		83.8	1,027.8

		9,225.8	15,983.3
Accumulated depreciation		(1,345.3)	(4,894.4)

		$7,880.5	$11,088.9

        The change in fixed assets is primarily the result of the $3,194.9 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

8.     Intangible Assets

        Intangible assets consist of:

		December 31,
		2003	2002
	Estimated useful life	Reorganized Company	Predecessor Company
		(in millions)
Intangible assets not subject to amortization:
License acquisition costs		$—	$23.6
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of $221.9 (2003) and $121.0 (2002)	3–12 years	1,178.9	41.1

		$1,178.9	$64.7

        The change in intangible assets is primarily the result of the $1,222.6 million increase in the carrying value of customer lists and the $23.6 million decrease in the carrying value of license acquisition costs upon the adoption of fresh-start reporting as of January 1, 2003.

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2003 is as follows: $221.9 million in 2004, $221.9 million in 2005, $220.3 million in 2006, $219.1 million in 2007 and $88.7 million in 2008.

9.     Liabilities Subject to Compromise

        Liabilities subject to compromise consist of the following (in millions):

December 31, 2002
Predecessor Company
Accounts payable	$0.6
Interest payable	316.8
Due to NTL Europe, Inc.	25.2
Accrued expenses	1.0
Long-term debt:
NTL Communications Corp:
12 3/4% Senior Deferred Coupon Notes	277.8
11 1/2% Senior Deferred Coupon Notes	1,050.0
10% Senior Notes	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	439.2
9 3/4% Senior Deferred Coupon Notes	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	441.6
11 1/2% Senior Notes	625.0
12 3/8% Senior Deferred Coupon Notes	380.6
7% Convertible Subordinated Notes	489.8
9 1/4% Senior Euro Notes	262.1
9 7/8% Senior Euro Notes	367.0
11 1/2% Senior Deferred Coupon Euro Notes	166.1
11 7/8% Senior Notes, less unamortized discount	491.7
12 3/8% Senior Euro Notes, plus unamortized premium	315.3
6 3/4% Convertible Senior Notes	1,150.0
Diamond Cable Communications Limited:
13 1/4% Senior Discount Notes	285.1
11 3/4% Senior Disocunt Notes	531.0
10 3/4% Senior Discount Notes	420.5
Diamond Holdings Limited:
10% Senior Sterling Notes	217.3
9 1/8% Senior Notes	110.0

$10,157.8

        Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were cancelled, and all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Communications Corp. The Diamond Holdings Limited Notes remain outstanding.

10.   Long-Term Debt

        Long-term debt, exclusive of amounts subject to compromise, consists of (in millions):

	December 31, 2003	December 31, 2002
	Reorganized Company	Predecessor Company
Communications Cable Funding Corp:
DIP Facility	$—	$229.0
NTL Communications Limited and subsidiaries:
Senior Credit Facility	4,968.6	4,482.1
Working Capital Credit Facility	—	657.1
Other	68.5	63.2
NTL (Triangle) LLC:
11.2% Senior Discount Debentures, less unamortized discount of $115.4 (2003)	401.9	517.3
Other	2.9	3.6
Diamond Holdings Limited:
10% Senior Sterling Notes, less unamortized discount of $38.7 (2003)	202.2	—
9 1/8% Senior Notes, less unamortized discount of $26.5 (2003)	83.4	—
Other	3.2	3.1

	5,730.7	5,955.4
Less: current portion	(2.3)	(5,955.4)

	$5,728.4	$—

19% Senior Secured Notes due 2010

        In connection with the Company's emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal amount at maturity of 19% Senior Secured Notes due 2010 (the "Exit Notes") on January 10, 2003. Initial purchasers of the Company's Exit Notes also purchased 500,000 shares of the Company's common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes were due on January 1, 2010. The Exit Notes were redeemable at the Company's option after January 10, 2003. Interest on the Exit Notes was payable in cash semiannually from July 1, 2003; with respect to the interest payment of $50.4 million, which was due on July 1, 2003, the Company elected to pay the interest through the issuance of additional "pay-in-kind" notes. The Company issued $56.1 million aggregate principal amount at maturity of Exit Notes with primarily the same terms as the original Exit Notes for the interest payment.

        The Exit Notes including the "pay-in-kind" notes were repaid in full on November 17, 2003 following completion of the Company's rights offering.

DIP Facility

        In connection with the Plan, some members of the official unsecured creditors' committee of bondholders committed to provide up to $500.0 million of new debt financing to enable the business operations of the Company's former parent company and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630.0 million (including a $130.0 million commitment from NTL (Delaware), Inc. and the $500.0 million from certain members of the creditors' committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of the Company, to provide $630.0 million in financing to Communications Cable Funding Corp.

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

        The $229.0 million balance outstanding under the DIP facility was repaid on the Effective Date.

Outstanding Public Notes

        Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were cancelled, and all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Communications Corp. The NTL (Triangle) LLC and Diamond Holdings Limited notes remain outstanding. The outstanding Notes at December 31, 2003 comprise:

  (a)
  11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

  (b)
  10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of £135.0 million or $240.9 million, interest payable semiannually from August 1, 1998, redeemable at Diamond Holdings' option on or after February 1, 2003 at a specified redemption premium; and

  (c)
  9 1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $109.9 million, interest payable semiannually from August 1, 1998, redeemable at Diamond Holdings' option on or after February 1, 2003.

        During 2003, 2002 and 2001, the Company recognized $58.8 million, $96.7 million and $284.7 million, respectively, of original issue discount as interest expense.

Other Indebtedness

        In addition to the notes described above, a subsidiary of the Company has the following bank credit agreements outstanding at December 31, 2003:

  •
  Senior Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of £2,784.8 million ($4,968.6 million), all of which was outstanding as of December 31, 2003; comprising a revolving facility of £2,584.8 million ($4,611.8 million) and a term facility of £200.0 million ($356.8 million); interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which, in the case of the revolving facility, is fixed at 3.50% per annum for six months from January 10, 2003 and which then varies, depending upon satisfaction of a financial covenant over six monthly periods, between 4.00% and 2.50% per annum and which, in the case of the term facility, is fixed at 5.50% per annum; effective interest rate on the revolving facility of 6.55% and 6.26% per annum at December 31, 2003 and 2002, respectively; effective interest rate on the term facility of 9.05% and 7.76% per annum at December 31, 2003 and 2002, respectively; the unused portion of the commitment to make the revolving facility available is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal then outstanding under the revolving facility is due in full on September 30, 2005; principal under the term facility is due in six quarterly installments beginning on June 30, 2006 and increasing from £5.0 million repayments due on the first two repayment dates to £10.0 million repayments due on the next three repayment dates with the balance being due on September 30, 2007. At December 31, 2003, the Company was in compliance with its covenants. On January 12, 2004, the Company repaid £184.8 million of the Senior Credit Facility. On February 12, 2004, the Company repaid a further £50 million.

        The Working Capital Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of approximately £408.3 million ($684.9 million), was repaid in full on November 28, 2003 partly out of the net proceeds of the Company's rights offering and partly with cash on hand.

        Long-term debt repayments, excluding capital leases, are due as follows (in millions).

2004	$0.5
2005	4,612.3
2006	36.1
2007	838.9
2008	351.2
Thereafter	0.9

Total debt payments	5,839.9
Less: current portion	(0.5)

$5,839.4

11.   Stock Option Plan

        Following approval by the compensation committee of the board of directors, the Company adopted the NTL Incorporated 2003 Stock Option Plan (the "NTL 2003 Stock Option Plan"). The NTL 2003 Stock Option Plan is intended to provide incentives to certain employees of the Company and its subsidiaries to foster and promote the long-term growth and performance of the Company and to better align such employees' interests with the stockholders of the Company. Under the NTL 2003 Stock Option Plan, options to purchase up to 5 million shares of the Company's common stock may be granted from time to time to certain employees of the Company and its subsidiaries. Accordingly, the Company has reserved 5 million shares of common stock for issuance under the NTL 2003 Stock Option Plan.

        All options have a 10 year term and vest and become fully exercisable over a period of 3 to 5 years of continued employment. For the NTL 2003 Stock Option Plan, the Company adopted the fair value recognition provisions for FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

        Prior to 2003, the Company's employees participated in the various stock option plans of its former ultimate parent company. The Company accounted for stock options using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations.

        Pro forma information regarding net income and earnings per share, as presented in Note 2, is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

	For the Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Risk-free Interest Rate	3.91%	4.47%	4.47%
Expected Dividend Yield	0%	0%	0%
Expected Volatility	0.869	0.702	0.702
Expected Lives (years)	3.4	10	10

        A summary of the activity and related information of the NTL 2003 Stock Option Plan and the Company's former parent's stock option plans for the years ended December 31 is as follows:

	2003		2002		2001
	Reorganized Company		Predecessor Company		Predecessor Company
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in millions)		(in millions)		(in millions)
Outstanding-beginning of year	—	—	71.9	$36.13	61.4	$41.52
Granted	3.9	13.85	—	—	14.3	12.55
Exercised	(0.2)	13.94	—	—	(1.1)	11.93
Expired	—	—	—	—	—	—
Forfeited	(0.5)	13.80	(3.7)	—	(2.7)	42.46

Outstanding-end of year	3.2	$13.85	68.2	$36.06	71.9	$36.13

Exercisable at end of the year	0.3	$12.54	34.3	$30.37	24.7	$27.50

Weighted-average grant date fair value of options granted during the year	$6.14		$—		$5.69

        All of the options to purchase shares of the Company's former ultimate parent company were cancelled on the Effective Date pursuant to the reorganization plan.

        Exercise prices for options outstanding as of December 31, 2003 ranged from $9 to $40. The weighted-average remaining contractual life of those options is 9.2 years.

12.   Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. This accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive loss, depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, the Company has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive loss for certain qualifying cash flow hedges.

        On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the UK pound/U.S. dollar exchange rate, and a number of zero-cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

        In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/UK pound exchange rate. In the year ended December 31, 2001, the Company recorded other comprehensive loss of $1.4 million as a result of changes in the fair values. The aggregate fair value at

December 31, 2001 was a net liability of $3.6 million. In May 2002, the Company closed out its cross currency swaps for a cash payment of $2.0 million, and recognized a loss of $2.0 million.

        In September 2001, the Company entered into a UK pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the UK pound/U.S. dollar exchange rate in accordance with its market risk strategies. As of December 31, 2001, the fair value of this instrument was a liability of $0.3 million. In March 2002, this agreement was closed out and the Company received cash of £0.5 million.

13.   Other Charges Including Restructuring Charges

        Other charges of $40.7 million in 2003 include restructuring charges of $36.7 million and $4.0 million of professional fees. Other charges of $389.2 million in 2002 include restructuring charges of $104.8 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from the Company's former ultimate parent company and certain of its subsidiaries in accordance with the Plan. Other charges of $297.9 million in 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

        Restructuring charges of $36.7 million, $104.8 million and $202.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, relate to the Company's actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges and $57.9 million of the 2001 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. There were no such costs in 2003. The employee severance and related costs in 2003 were for approximately 960 employees all of whom were terminated by the Company as of December 31, 2003. These costs in 2002 were for approximately 740 employees to be terminated, all of whom were terminated by the Company as of December 31, 2003. These costs in 2001 were for approximately 5,200 employees to be terminated, all of whom were terminated by the Company as of December 31, 2003.

        The following table summarizes the restructuring charges incurred and utilized in 2001, 2002 and 2003 (in millions):

	Employee Severance and Related Costs	Lease Exit Costs	Agreement Modifications	Fixed Assets	Other	Total
Balance, December 31, 2000	$47.9	$18.0	$—	$—	$—	$65.9
Released	(6.6)	(7.3)	—	—	—	(13.9)
Charged to expense	98.7	32.4	27.7	57.9	—	216.7
Utilized	(67.5)	(9.6)	—	(57.9)	—	(135.0)

Balance, December 31, 2001	72.5	33.5	27.7	—	—	133.7
Released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	35.2	78.9	1.2	7.5	9.2	132.0
Utilized	(87.5)	(18.6)	(16.2)	(7.5)	(7.7)	(137.5)

Balance, December 31, 2002	19.6	78.7	1.2	—	1.5	101.0
Foreign currency exchange translation adjustments	1.6	13.3	0.1	—	0.2	15.2
Released	(3.4)	(1.2)	(0.3)	—	(1.6)	(6.5)
Charged to expense	41.0	0.8	0.5	—	0.9	43.2
Utilized	(58.8)	(19.5)	(1.0)	—	(0.5)	(79.8)

Balance, December 31, 2003	$—	$72.1	$0.5	$—	$0.5	$73.1

14.   Income Taxes

        The expense (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
	(in millions)
Current:
Federal	$—	$—	$—
State and local	1.6	(1.2)	1.2
Foreign	—	—	0.5

Total current	1.6	(1.2)	1.7

Deferred:
Foreign	(1.5)	(24.5)	116.4

Total deferred	(1.5)	(24.5)	116.4

	$0.1	$(25.7)	$118.1

        The Company's 2003 tax expense relates to state and local taxes, which is offset by a foreign tax benefit relating to operating losses for which a benefit was recognized to the extent of deferred tax liabilities.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows:

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Deferred tax liabilities:
Intangibles	$349.5	$20.9
Depreciation and amortization	50.2	209.0

Total deferred tax liabilities	399.7	229.9
Deferred tax assets:
Net operating losses	1,813.4	2,108.2
Capital losses	9,195.9	2,716.7
Net deferred interest expense	—	245.8
Depreciation and amortization	2,063.0	705.8
Inventory	3.4	3.0
Purchase accounting liabilities	33.5	44.1
Allowance for doubtful accounts	—	54.2
Other	63.7	102.4

Total deferred tax assets	13,172.9	5,980.2
Valuation allowance for deferred tax assets	(12,773.3)	(5,844.7)

Net deferred tax assets	399.6	135.5

Net deferred tax liabilities	$0.1	$94.4

        At December 31, 2003 and 2002, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future. To the extent the Company realizes a benefit attributable to the valuation allowance that existed as of January 10, 2003, such benefit would result in a decrease of excess reorganization value and then a pro rata decrease among other long-lived assets.

        On the adoption of Fresh-Start reporting, adjustments were made to the Company's deferred tax balance, which were refined during 2003, giving rise to an adjustment to reorganization value in excess of amounts allocable to identifiable assets. The net effect of these adjustments was a decrease in the deferred tax liability of $92.7 million.

        As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy on January 10, 2003. The restructuring of the Company's debt gave rise to cancellation of indebtedness income in 2003, which was non-taxable since the debt cancellation was in connection with a bankruptcy reorganization. However, to the extent that such amount is excluded from U.S. taxable income, certain tax attributes are subject to reduction, including certain U.S. net operating loss carryforwards. The reduction of tax attributes, which is reflected in the above table, has had no impact on the Company's financial statement position since the deferred tax assets related to these tax attributes were offset by a corresponding valuation allowance. Furthermore, the reorganization caused an ownership change pursuant to Internal Revenue Service Code Section 382. Section 382 will limit the Company's ability to utilize the remaining U.S. net operating loss carryforwards that existed at January 10, 2003 and may limit the Company's ability to deduct any built-in losses recognized within the subsequent five-year period. In addition, Section 382 will severely limit the Company's ability to utilize remaining U.S. capital loss carryforwards, within the five-year carryforward period. The Company anticipates having an overall Section 382 limitation of approximately $50.0 million per year.

        At December 31, 2003, the Company had net operating loss carryforwards of approximately $400 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2010. This excludes net operating loss carryforwards of certain companies that are taxable in both the U.S. and the United Kingdom. In addition, the Company has capital loss carryforwards of approximately $7.8 billion for U.S. federal income tax purposes that expire in 2006. The Company does not expect to realize any benefit from these capital losses for various reasons, including the Section 382 limitation discussed above. The Company has United Kingdom net operating loss carryforwards of approximately $5.5 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately $1.9 billion. Section 382 will severely limit the Company's ability to utilize these losses for US purposes. The Company also has United Kingdom capital loss carryforwards of approximately $21.6 billion that have no expiration date. However, the Company does not expect to realize any significant benefit from these capital losses, which are only available to the extent the Company generates taxable United Kingdom capital gain income in the future.

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
	(in millions)
(Benefit) at federal statutory rate (35%)	$(334.0)	$(840.5)	$(4,101.6)
Add:
Non-deductible assets impairments	—	126.0	2,856.6
Foreign losses with no benefit	253.1	531.0	809.7
U.S. losses with no benefit	79.4	159.0	436.6
Prior year accelerated depreciation	—	—	116.3
State and local income tax, net of federal benefit	1.6	(1.2)	0.5

Income tax expense (benefit)	$0.1	$(25.7)	$118.1

15.   Fair Values of Financial Instruments

        The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

        Cash and cash equivalents:    The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Marketable securities:    The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Long-term debt:    The carrying amounts of the bank credit facilities approximate their fair values. The fair values of the Company's other debt in the following table are based on the quoted market prices.

        The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Reorganized Company		Predecessor Company
Cash and cash equivalents	$795.9	$795.9	$502.0	$502.0
Marketable securities	—	—	5.2	5.2
Long-term debt:
12 3/4% Notes	—	—	277.8	30.6
11 1/2% Notes	—	—	1,050.0	115.5
10% Notes	—	—	400.0	44.0
9 1/2% Sterling Notes	—	—	200.8	20.1
10 3/4% Sterling Notes	—	—	439.2	41.0
9 3/4% Notes	—	—	1,193.3	130.0
9 3/4% Sterling Notes	—	—	441.6	37.2
11 1/2% Notes	—	—	625.0	68.8
12 3/8% Notes	—	—	380.6	49.5
7% Convertible Notes	—	—	489.8	58.8
9 1/4% Euro Notes	—	—	262.1	26.2
9 7/8% Euro Notes	—	—	367.0	36.7
11 1/2% Euro Notes	—	—	166.1	15.4
11 7/8% Euro Notes	—	—	491.7	80.0
12 3/8% Euro Notes	—	—	315.3	31.5
6 3/4% Convertible Notes	—	—	1,150.0	184.0
DIP Facility	—	—	229.0	229.0
Senior Credit Facility	4,611.8	4,611.8	4,482.1	4,482.1
Working Capital Credit Facility	356.8	356.8	657.1	657.1
11.2% Debentures	401.9	522.5	517.3	372.5
13 1/4% Notes	—	—	285.1	34.2
11 3/4% Notes	—	—	531.0	63.7
10 3/4% Notes	—	—	420.5	50.5
10% Sterling Notes	202.2	248.7	217.3	173.8
9 1/8% Notes	83.4	113.7	110.0	77.0

16.   Related Party Transactions

        The Company has identified the following persons as being related parties of the Company:

  (a)
  William R. Huff and W.R. Huff Asset Management Co., L.L.C. Mr Huff is a member of the board of directors and principal and president of W.R. Huff Asset Management. W.R. Huff Asset Management is one of principal stockholders and owns 12.9% of the Company's common stock as of December 31, 2003.

  (b)
  NTL Europe, Inc. the Company's former ultimate parent company. NTL Europe, Inc ceased to be a related party on January 10, 2003, when the Company emerged from bankruptcy under Chapter 11.

  (c)
  ATX Communications, Inc. (formerly CoreComm Holdco, Inc.). The Company's former president and chief executive officer, Barclay Knapp, and the Company's former chairman, George S Blumenthal, were president and chief executive officer and chairman of ATX, respectively. ATX ceased to be a related party on August 15, 2003 when Mr Knapp ceased to be employed by the Company. On January 15, 2004, ATX filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code.

        The Company has entered into several transactions with the above-identified related parties as described below.

Participating Purchaser Agreements

        In connection with the Company's rights offering, on September 26, 2003, the Company entered into two separate participating purchaser agreements with each of W.R. Huff Asset Management and Franklin Mutual Advisers. Each participating purchaser currently holds shares of the Company's common stock or is the general partner or investment manager of managed funds and third party accounts that directly hold shares of the Company's common stock.

        Under these agreements, W.R. Huff Asset Management and Franklin Mutual Advisers each agreed, in exchange for a fee, to exercise the basic subscription privilege for all of the rights distributed to them in the rights offering. This means W.R. Huff Asset Management purchased 4,582,594 shares of the Company's common stock for $40.00 and Franklin Mutual Advisers purchased 2,974,908 shares of the Company's common stock for $40.00. W.R. Huff Asset Management also purchased approximately 25,000 shares of the Company's common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering. Franklin Mutual Advisers also purchased 35,752 shares of the Company's common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering. Certain affiliates and managed accounts for which W.R. Huff Asset Management acts as an investment adviser is entitled to receive a fee of $5.3 million and certain funds for which Franklin Mutual Advisers acts as an agent or investment adviser received a fee of $3.4 million.

        The shares of the Company's common stock which each participating purchaser received upon the exercise of rights and which the participating purchaser committed to exercise are restricted stock under the Securities Act of 1933. Accordingly, the Company has entered into a registration rights agreement with each participating purchaser as well as Oaktree. The Company filed a registration statement with the SEC on February 13, 2004, to fulfil its obligations under their registration rights agreement, which registration statement is not yet effective.

Chapter 11 Reorganization and Exit Notes

        At the time of the Company's emergence from Chapter 11 reorganization, the Company issued shares of its common stock and Series A warrants to various former creditors and stockholders of NTL Europe, and some of its subsidiaries, including the Company. The Company's principal stockholders received a significant amount of their equity interest in the Company from that issuance.

Registration Rights Agreements

        At the time of the Company's emergence from Chapter 11 reorganization, the Company granted various registration rights to certain persons who were then the Company's stockholders and warrant holders. The Company has filed a registration statement to fulfil its obligation under these registration rights.

The Company's Relationship with NTL Europe

        At the time of the completion of the Plan, the Company had entered into several agreements with NTL Europe, including a Transitional Services Agreement, a De-Merger Agreement, a Novation Agreement and a Tax Sharing Agreement.

Transitional Services Agreement

        Under the Transitional Services Agreement, the Company has agreed to provide NTL Europe with some administrative and technical support services for a limited period of time where the Company's personnel had previously been providing support to the companies now within the NTL Europe group of companies. The Company agreed to provide NTL Europe with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical assistance to NTL Europe's Spanish business, access to the Company's internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of some of the joint ventures in which NTL Europe has investments. This agreement provides that the Company's employees may, as appropriate, prioritize work performed for the Company ahead of work performed on behalf of NTL Europe.

        In addition, under the Transitional Services Agreement, the Company will provide services of two of the Company's employees to NTL Europe seconded on a full-time basis for a period of up to two years, at NTL Europe's option, and permit NTL Europe and its group companies to continue to use the "NTL" name for a period of up to one year, in the case of NTL Europe, and three years, in the case of some other of its subsidiaries.

        NTL Europe pays the Company pre-determined charges set out in the Transitional Services Agreement for the services provided by the Company and the Company's subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out this work.

Demerger Agreement

        The Demerger Agreement enables the Company and NTL Europe to have access to records and documents that they and the Company require but which are held by or in the control of the other. In addition, the agreement provides, to the extent possible, all warranties, indemnities or liabilities relating to assets or companies which the Company currently own, but which were originally acquired by NTL

Europe or one of its subsidiaries before being transferred to the Company or one of the Company's subsidiaries, are transferred to the Company or the Company are given the benefit of the warranties, covenants and indemnities relating to these assets or companies.

        There is no specified list of contracts to which the Demerger Agreement applies. Instead it is agreed that the Demerger Agreement will not apply to the agreements dealt with under the Novation Agreement described below.

Novation Agreement

        In May 2000, NTL Europe completed the acquisition of ConsumerCo. NTL Europe transferred ConsumerCo to the Company and the Company's subsidiaries in February 2001 pursuant to an agreement originally signed in July 1999.

        On January 10, 2003, the Company, NTL Europe and C&W and some of their respective subsidiaries entered into a Novation Agreement. The agreement transfers the remaining rights and obligations under the July 1999 transaction agreement and other related ancillary transaction documents from NTL Europe to the Company, except for C&W's rights as a shareholder in NTL Europe or relating to securities of NTL Europe. The transferred rights and obligations include representations and warranties given by C&W in respect of ConsumerCo, mutual tax indemnities related to some tax matters concerning ConsumerCo and the transfer of some properties between ConsumerCo and C&W where the relevant properties are owned by C&W or ConsumerCo but used by the other.

Tax Sharing Agreement

        Until consummation of the Plan, the Company was a part of a federal consolidated income tax group having NTL Europe as the common parent corporation. Under the Plan, the Company separated from the NTL Europe group, becoming a separate federal consolidated tax group. The Company entered into a Tax Sharing Agreement which allocates rights and responsibilities for tax matters between the Company and NTL Europe and its affiliates.

        In general, the Company will have control over, and be responsible for, the preparation and filing of the Company's own tax returns and also any joint tax returns that include the Company and the NTL Europe companies. NTL Europe will reimburse the Company for 14.5% of the costs associated with the Company's preparation of joint returns, including the federal income tax returns for 2002 and 2003.

        Although it is not anticipated that there will be any federal income tax liability for 2002 or the portion of 2003 during which the Company is included in a joint return with NTL Europe, the Company will be liable for any tax liability attributable to the Company, and NTL Europe will be liable for any tax liability attributable to NTL Europe and its affiliates. The Company will have the exclusive right to determine the portion of tax liability attributable to the Company and NTL Europe on any reasonable basis. Any refunds of taxes paid with respect to joint returns will also be reasonably apportioned between the Company and NTL Europe on a similar basis.

        NTL Europe's UK affiliates are required, as the Company may direct, to surrender group relief up to the maximum permitted by law to some of the Company's UK affiliates for tax periods before, or that include, the date of the completion of the Plan as the Company may direct. This group relief allows the Company's UK affiliates to use deductions from NTL Europe's UK affiliates to reduce foreign taxable income. The Company also has the ability to cause NTL Europe's UK affiliates to amend any claims for the surrender of group relief in order to give effect to such surrender.

        The Company has the exclusive right to control, contest and represent the Company's interests and NTL Europe's interest in any audit relating to a joint tax return. The Company also has the right to resolve, settle or agree to any deficiency, claim or adjustment proposed, asserted or assessed in connection with any joint return if the matter involved could effect the Company. However, NTL Europe has the exclusive authority to handle audits that relate solely to NTL Europe or its affiliates to the extent the asserted liability or matter either:

  •
  is with respect to tax issues for which NTL Europe escrowed amounts pursuant to this tax sharing agreement and the amount at issue does not exceed any amounts escrowed by NTL Europe for these taxes; or

  •
  could not otherwise create liability for the Company or the Company's affiliates.

        The Company has an obligation to provide NTL Europe with information to keep NTL Europe informed and to give NTL Europe an opportunity to participate in discussions with tax authorities regarding tax issues that involve NTL Europe or its affiliates. The Company has the right to reasonably apportion any costs associated with responding to an audit, claim or asserted deficiency of NTL Europe.

        NTL Europe's ability to perform its continuing obligations under the Tax Sharing Agreement could be affected by a sale of some or all of its assets or by a change of control. Therefore, NTL Europe is required to provide the Company with notice of any change of control of it or any of its affiliates. Finally, the Company and NTL Europe have customary rights and obligations to cooperate, exchange information, provide notice and resolve disputes with respect to tax matters.

NTL's Relationship with ATX Communications, Inc.

        The Company and ATX Communications, Inc., formerly known as CoreComm Holdco, Inc. and referred to in this annual report as ATX, both trace roots to companies co-founded by Barclay Knapp, who was the Company's president and chief executive officer until August 15, 2003, and George Blumenthal, who was the Company's chairman prior to the Company's emergence from Chapter 11 on January 10, 2003. Messrs. Knapp and Blumenthal co-founded the Company's predecessor in 1993.

        Historically, ATX and the Company have had substantially overlapping directors and executive officers. At one time, all of ATX's directors were also members of the Company's board of directors. Many of the Company's executive officers were also officers of ATX. For example, Mr. Knapp previously served as president and chief executive officer of ATX and is now chairman of ATX. Mr. Blumenthal previously served as the Company's chairman and treasurer and previously served as the chairman of ATX. Mr. Richard Lubasch was the Company's general counsel from the Company's formation until August 15, 2003 and also served as general counsel for ATX for a substantial part of this period. Mr. Gregg Gorelick the Company's controller from the Company's formation until August 15, 2003 also served as the controller for ATX for a substantial part of this period.

        Until the Company's emergence from Chapter 11 reorganization, the Company provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing services to ATX were charged to ATX by the Company based on an agreed upon allocation for time spent providing services to ATX.

        Amounts charged to ATX by the Company consist of direct costs allocated to ATX where identifiable and a percentage of the portion of the Company's corporate overhead which cannot be specifically allocated to the Company. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. The Company's charges to ATX commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management at the time the allocations were made, this allocation method was reasonable. The Company charged ATX $0.1 million for the year ended December 31, 2003, $0.4 million for the year ended December 31, 2002 and $0.4 million for the year ended December 31, 2001.

        As part of these arrangements, at an office location separate from the Company's corporate office, ATX provided the Company with access to office space and equipment and the use of supplies until August 2001, when this office was closed. For these services, ATX charged the Company approximately $121,000 for the year ended December 31, 2001.

        In March 2000, ATX and the Company entered into an arrangement to link the Company's networks in order to create an international Internet backbone that commenced operations in February 2001.

        The Company are advised that in December 2000, Mr. Knapp contributed $10,000,000, George Blumenthal, the Company's former chairman of the board and treasurer, contributed $5,000,000, Richard Lubasch, the Company's former general counsel, contributed $600,000 and Ted H. McCourtney, the Company's former director, contributed $500,000 in financing to ATX. In return, ATX issued these individuals unsecured convertible notes, with a maturity date of 2010 and a 10.75% interest rate, to be paid semi-annually. The notes were convertible into shares of ATX common stock at $5.00 per share. Each of these individuals was a member of ATX's management and/or board of directors as well as a director and/or officer of the Company's at the time of this contribution.

        On April 12, 2001, NTL Europe entered into a funding and commercial relationship letter agreement with ATX pursuant to which NTL Europe purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. NTL Europe only, not the Company, now holds the notes and warrants. Concurrently with this note purchase, the Company entered into a network and software agreement with ATX. Under this agreement ATX agreed to provide the Company with U.S. network access for Internet traffic from the Company's UK customers for three years. The Company incurred costs of $0.3 million for network usage in the year ended December 31, 2001. The Company has not incurred any additional costs related to the network subsequent to 2001. The network remains connected, but is not in use. In addition, ATX agreed to grant the Company a perpetual irrevocable royalty-free license in a provisioning and billing system software application now known as Accelerator. Accelerator allows the Company's customers to order the Company's services online. ATX also provides support, hosting and development services for this software application. The Company is currently in the process of documenting this license and the support services to ensure that the terms of business between ATX and the Company are fully recorded.

        On May 18, 2001 the Company entered into a purchase and development agreement by which ATX licenses to the Company on a perpetual irrevocable royalty-free basis billing software called Rater. Rater was being used by the Company at the time of this purchase and development agreement, and was being maintained and modified by ATX for the Company. This software rates, extracts and reports on various services that the Company provide, including telephone calls and pay per view events. The sales price was cash of $9.8 million for the development costs expended by ATX plus a fixed amount of $3.0 million representing the one-time license fee. In addition, under this purchase and development agreement, ATX also provides support and development services for this software. The Company are currently in the process of negotiating an amendment to the purchase and development agreement to ensure that the full terms of the commercial relationship between ATX and the Company are fully documented, in particular the work required to be performed by ATX.

        The Company has been billed by ATX for the support, maintenance and development of Rater and Accelerator that the Company has received from ATX. ATX billed the Company $2.8 million in the year ended December 31, 2003, $2.9 million in the year ended December 31, 2002 and $3.4 million in the year ended December 31, 2001 for these services. In the past, the Company voluntarily prepaid for some services provided by ATX. At the present time, the Company pays ATX on a time and materials basis on 30-day invoices.

        After the Company emerged from Chapter 11 reorganization, the reconstituted audit committee of the Company's board of directors reviewed, with the assistance of outside counsel, the appropriateness of the transactions with ATX described above. The Company has instituted controls and procedures that would be required before similar types of transactions are entered into in the future. None of the persons who held positions with both ATX and the Company remain employed by the Company.

17.   Shareholders' Equity

Authorized Capital Stock

        The Company's authorized capital stock consists of 400,000,000 shares of common stock and 5,000,000 shares of preferred stock.

        The number of authorized shares of any of the Company's preferred stock or its common stock may be increased or decreased, but not below the then number of shares outstanding or reserved for issuance, by the vote of the holders of a majority of the Company's voting power. No vote of the holders of any of the Company's preferred stock or the Company's common stock voting separately as a class is required. The Company's amended and restated certificate of incorporation, its amended and restated bylaws, its Series A Warrant Agreement, its Stockholder Rights Agreement, and the form of indemnity agreement provided to its officers and directors contains the full legal text of the matters described in this section.

Common Stock

        The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the Company's stockholders and do not have cumulative voting rights. The holders of the Company's common stock are not entitled to vote on any amendment to the Company's amended and restated certificate of incorporation that relates solely to the terms of one or more outstanding series of the Company's preferred stock if the holders of the affected series of the Company's preferred stock are entitled, either separately or together with the holders of one or more other series of the Company's preferred stock, to vote on these amendments under the Company's amended and restated certificate of incorporation or under the Delaware General Corporation Law, or DGCL.

        After payment of any dividends due and owing to the holders of the Company's preferred stock, holders of the Company's common stock are entitled to receive proportionately any dividends as may from time to time be declared by the Company's board of directors out of funds legally available for the payment of dividends.

        In the event of the Company's liquidation, dissolution or winding up, holders of the Company's common stock would be entitled to share proportionately in all of the Company's assets available for distribution to holders of the Company's common stock remaining after payment of liabilities and liquidation preference of any of the Company's outstanding preferred stock. Holders of common stock have no pre-emptive rights and have no rights to convert their common stock into any other securities. There are no redemption or sinking-fund provisions contained in the Company's amended and restated certificate of incorporation with respect to the common stock. There is no liability for further calls or for assessments by the Company.

        The rights, preferences and privileges of holders of the Company's common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that may be issued in the future.

        The Company's common stock currently trades under the symbol "NTLI" on the Nasdaq National Market.

Preferred Stock

        The Company's board of directors has the authority to issue preferred stock. The preferred stock may be issued without any further vote or action by the Company's stockholders in one or more series. The Company's board may fix as to any series of preferred stock the designation, title, voting powers and any other preferences as well as the other rights and qualifications, limitations or restrictions. Since the Company is generally not permitted to issue any class of non-voting equity securities unless permitted by Section 1123(a)(6) of the U.S. Bankruptcy Code, it may not be permitted to issue non-voting preferred stock.

        The ability of the Company's board of directors to issue one or more series of preferred stock provides increased flexibility in structuring possible future financing and acquisitions and in meeting other corporate needs which might arise. The authorized shares of the Company's preferred stock, as well as shares of the Company's common stock, are available for issuance without further action by the Company's stockholders, unless any action is required by applicable law, the rules of any exchange, automated quotation system or regulated quotation system on which the Company's securities may be listed or quoted or applicable rules of any self-regulatory organization. The Company's board of directors will make any determination to issue the shares based on its judgment as to the Company's best interests and the best interests of the Company's stockholders. The Company's board of directors, in so acting, could issue preferred stock having terms that could discourage an acquisition attempt or other transaction that some or a majority of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their shares over the then current market price of the Company's common stock.

Series A Junior Participating Preferred Stock

        In connection with the adoption of the Company's stockholder rights plan, the Company has designated and reserved for issuance a total of 1,000,000 shares of the Company's Series A Junior Participating Preferred Stock. When issued and paid for in accordance with the Stockholder Rights Agreement, the Series A Junior Participating Preferred Stock will be fully paid and non-assessable. The Company will appoint a transfer agent for the Series A Junior Participating Preferred Stock if and when any shares are issued.

        Dividends and Ranking.    Each share of Series A Junior Participating Preferred Stock will entitle its holder to receive dividends out of the Company's funds legally available for the payment of dividends. With respect to those dividends, the Series A Junior Participating Preferred Stock will rank:

  •
  senior to all classes of the common stock and to each other class of capital stock or series of the Company's preferred stock that are designated to rank junior to the Series A Junior Participating Preferred Stock;

  •
  junior to all classes of the Company's preferred stock that are designated to rank senior to the Series A Junior Participating Preferred Stock; and

  •
  equal to all classes of preferred stock that are designated to rank equally with the Series A Junior Participating Preferred Stock.

        Dividends are payable quarterly in cash on the fifteenth day of March, June, September and December of each year, in an amount per share adjusted proportionately to account for any stock dividends on, or subdivisions or combinations of, the Company's common stock, equal to the greater of:

  •
  $10.00; or

  •
  subject to adjustment, 1,000 times the aggregate amount per share of all dividends declared on the common stock since the immediately preceding dividend payment date.

        Liquidation, Dissolution or Winding up.    Upon the Company's liquidation, dissolution or winding up, the holders of outstanding shares of Series A Junior Participating Preferred Stock will be entitled to be paid out of the assets available for distribution to the Company's stockholders after payment of any liquidation values of any securities senior in liquidation rights to the Series A Junior Participating Preferred Stock. The holders of the Series A Junior Participating Preferred Stock will be entitled to receive, subject to adjustment for a stock dividend on, or a subdivision or combination or consolidation of, the Company's common stock, the greater of:

  •
  $1,000.00 for each share of Series A Junior Participating Preferred Stock they hold, plus any accrued and unpaid dividends or distributions on those shares; and

  •
  the aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of the common stock.

        If, upon any liquidation, dissolution or winding up of us, the remaining assets available for distribution are insufficient to pay the holders of the Series A Junior Participating Preferred Stock and

all other securities ranking equally with the Series A Junior Participating Preferred Stock with respect to liquidation the full amount to which they are entitled, the holders of Series A Junior Participating Preferred Stock will share those remaining assets ratably with the holders of these equally ranking securities. Following the payment of the liquidation value in full with respect to each share of Series A Junior Participating Preferred Stock, no additional distributions will be made to the holders of the Series A Junior Participating Preferred Stock.

        Voting Rights.    Subject to adjustment for a stock dividend on, or a subdivision or combination of, the Company's common stock, each share of Series A Junior Participating Preferred Stock will entitle the holder to 1,000 votes on all matters submitted to a vote of holders of the Company's common stock. The holders of the Series A Junior Participating Preferred Stock will vote together as a single class with the holders of the Company's common stock.

        If dividends on the Series A Junior Participating Preferred Stock are in arrears in an amount equal to six quarterly dividends, whether or not consecutive, the holder of the Series A Junior Participating Preferred Stock will, voting as a single class with the holders of other shares of preferred stock having similar rights, be entitled to elect two new directors to the Company's board of directors. The directors will serve until dividends on the Series A Junior Participating Preferred Stock are no longer in arrears.

        Redemption.    The Series A Junior Participating Preferred Stock are not redeemable.

        Conversion.    The Series A Junior Participating Preferred Stock are not convertible.

Stockholder Rights Agreement

        The Stockholder Rights Agreement is intended to encourage a potential acquirer to negotiate directly with the Company's board of directors, but may have anti-takeover effects. The Stockholder Rights Agreement could cause substantial dilution to a person or group that acquires a substantial interest in the Company without the prior approval of the Company's board of directors. The effect of the stockholder rights may be to delay, defer or prevent a change in control of the Company that may be beneficial to the Company's stockholders.

        The Company's Stockholder Rights Agreement provides that each share of the Company's common stock will be accompanied by a right to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price determined from time to time by the Board of Directors, subject to adjustment pursuant to the terms of the Stockholder Rights Agreement.

        For purposes of the Stockholder Rights Agreement, an acquiring person is deemed a person or group of persons who acquire the beneficial ownership of 15% or more of the Company's common stock then outstanding, except under limited circumstances. Generally, the acquisition of shares of common stock directly from the Company does not result in a person being deemed to be an acquiring person. In connection with the Company's board's decision to make the rights offering in November 2003, the board amended the Stockholder Rights Agreement to generally exclude from this exception shares acquired on the exercise of rights.

        The stockholder rights are attached to all common stock certificates representing shares then outstanding. No separate stockholder rights certificates will be distributed. Generally, the stockholder rights will separate from the common stock on the stockholder rights distribution date, which will occur on the earlier of the close of business on:

  •
  the earlier of:

  •
  the day of a public announcement by the Company or an acquiring person that it has become an acquiring person; or

  •
  the day when

  •
  any person has entered into any agreement with the Company or any of the Company's subsidiaries providing for an acquisition transaction at a time when the rights are not redeemable; or

  •
  any person has become an "adverse person" in the judgment of the Company's board of directors; or

  •
  the tenth business day, or a later date as the Company's board of directors may determine, after the date that a tender offer or exchange offer that would result in a person or group becoming an acquiring person.

        Before the stockholder rights distribution date, the stockholder rights are transferable only with the transfer of the underlying shares of common stock. After the stockholder rights distribution date, stockholder rights certificates will be mailed to holders of the Company's common stock as of a set record date. Once distributed, the separate stockholder rights certificates alone will represent the stockholder rights. Only shares of common stock issued prior to the stockholder rights distribution date will be issued with stockholder rights.

        The stockholder rights are not exercisable until the stockholder rights distribution date and will expire at 5:00 p.m., New York City time, on January 10, 2013 unless the date is extended by the board of directors or the stockholder rights are earlier redeemed or exchanged by the Company.

        If, after any person or group becomes an acquiring person,

  •
  the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation;

  •
  the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and any shares of common stock are converted into or exchanged for other securities or assets; or

  •
  50% or more of the Company's assets, cash flow or earning power and that of the Company's subsidiaries are sold or transferred;

each holder of a stockholder right, except as noted below, will have the right to receive instead of Series A Junior Participating Preferred Stock, upon the exercise of the stockholder right, that number of shares of common stock of the acquiring company having a market value of two times the aggregate exercise price of the stockholder right. All stockholder rights beneficially owned by an acquiring person will be null and void.

        At any time until a person becomes an acquiring person, the Company's board of directors may redeem the stockholder rights in whole, but not in part, at a price of $0.01 per stockholder right. In addition, in specified circumstances, the Company's board of directors may, at any time after a person becomes an acquiring person and after the expiration of any period during which the stockholder rights were exercisable, redeem all but not less than all of the then outstanding stockholder rights at a price of $0.01 per stockholder right:

  •
  in connection with any merger, consolidation or sale or other transfer of assets, cash flow or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries taken as a whole, in which all holders of shares of the Company's common stock are treated alike and not involving an acquiring person or any affiliate or associate of an acquiring person; or

  •
  if and while the acquiring person is not the beneficial owner of 15% of the shares of common stock and at the time of redemption, no other persons are acquiring persons.

        At any time after a person becomes an acquiring person and prior to the acquisition by that person or group of 50% or more of the outstanding shares of common stock, the Company's board of directors may exchange the stockholder rights, in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-thousandth of a share of stockholder rights preferred stock or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges, per stockholder right subject to adjustment. The stockholder rights of the acquiring person become void.

        Until a stockholder right is exercised, the holder of the stockholder right will have no rights as a stockholder of the Company. While the distribution of the stockholder rights should not be taxable to holders of common stock or to the Company, the Company's stockholders may, depending upon the circumstances, recognize taxable income in the event that the stockholder rights become exercisable for the Company's common stock or other consideration of the Company's or for common stock of the acquiring company or in the event of the redemption of the stockholder rights as set forth above.

        Generally, the Company's board of directors may amend any of the provisions of the Stockholder Rights Agreement prior to the stockholder rights distribution date. After the stockholder rights distribution date, the Company's board of directors may amend the provisions of the Stockholder Rights Agreement in order to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision, to make changes that do not adversely affect the interests of holders of stockholder rights, or to shorten or lengthen any time period under the Stockholder Rights Agreement. However, the Stockholder Rights Agreement may not be amended to lengthen a time period relating to when the stockholder rights may be redeemed at the time when the stockholder rights are not then redeemable or any other time period unless any lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and the benefits to, the holders of stockholder rights under the Stockholder Rights Agreement.

Series A Warrants

        On the effective date of the Plan, the Company issued Series A warrants to some of its former creditors and stockholders. The Series A warrants were initially exercisable for a total of 8,750,496 shares of common stock at an exercise price of $309.88 per share. After adjustment to account for the rights offering in accordance with the anti-dilution adjustment provisions described below, the Series A warrants are exercisable for a total of 10,313,158 shares of common stock at an exercise price of

$262.93 per share. The Series A warrants expire on January 10, 2011. The agreement governing the Series A warrants is governed by New York law. The Series A warrants are listed on the Nasdaq National Market under the symbol "NTLIW." The Series A warrants may be subject to further change.

        Instead of paying the aggregate exercise price, the holder of a Series A warrant may request that the Company delivers a number of shares of its common stock equal to:

  •
  the product of the then current market price per share of common stock as of the date the Company receives the request, multiplied by the number of shares of common stock underlying the Series A warrants being exercised; minus

  •
  the product of the exercise price, multiplied by the number of shares of common stock underlying the Series A warrants being exercised; divided by

  •
  the market price per share of common stock as of the date the request is received by the Company.

  •
  The Company will not be required to issue fractional shares of common stock upon the exercise of the Series A warrants.

  •
  The number of shares issuable upon exercise of each Series A warrant will be proportionately adjusted if the Company:

•
pays a dividend or makes a distribution on its common stock in shares of common stock;

•
subdivides or combine its outstanding shares of common stock;

•
makes a distribution on its common stock in shares of its capital stock other than common stock; or

•
issues by reclassification of its common stock any shares of its capital stock.

        Following this adjustment, the holders of Series A warrants will be entitled to receive the number and kind of shares of common stock or other securities which they would have received if their Series A warrants had been exercised immediately before the occurrence of any of these events.

        The Series A warrant exercise price also will be adjusted pursuant to the terms of the Series A Warrant Agreement if the Company:

  •
  distributes warrants, options or other rights to holders of common stock entitling them, for a period expiring within 45 days after a specified record date, to purchase shares of common stock or securities convertible into, or exchangeable or exercisable for, common stock at a price per share, or with an initial conversion, exchange or exercise price, less than the market price per share of common stock on that record date; or

  •
  distributes non-cash assets, debt securities, preferred stock or any options, warrants or other rights to purchase debt securities, assets or other securities of the Company.

        Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Series A warrants will be adjusted pursuant to the terms of the Series A Warrant Agreement. Under the Series A Warrant Agreement, if the closing price of the Company's common stock on the record date is more than the exercise price of the rights, there will be an adjustment to the warrant exercise price based on a formula.

        The Series A Warrant Agreement further provides that some other actions or events may trigger an adjustment in the exercise price of the Series A warrants, including some recapitalizations or reclassifications of shares of the Company's common stock, consolidations or mergers, sales or transfers of all or substantially all of the Company's assets and compulsory share exchanges. If one of these events takes place as part of a cash transaction then the following criteria apply:

  •
  the cash transaction is entered into or publicly announced on or before January 10, 2004 and the amount of cash consideration payable to a holder of one share of common stock exceeds $133.49; or

  •
  the cash transaction is entered into or publicly announced after January 11, 2004 and on or before January 10, 2005, and the amount of cash consideration payable to a holder of one share of common stock exceeds $162.09; or

  •
  the cash transaction is entered into or publicly announced after January 11, 2005 and on or before January 10, 2006 and the amount of cash consideration payable to a holder of one share of common stock exceeds $190.70; and

  •
  the acquiring person or an affiliate of the acquiring person has any class of voting stock, having ordinary voting power for the election of a majority of the board.

        If the above-mentioned criteria are satisfied then the Series A warrants will become warrants of the acquiring person or, in specified circumstances, the warrants of an affiliate of the acquiring person. These warrants, as modified, will also expire on January 10, 2011 and will:

  •
  have an exercise price equal to an adjustment multiple, as described below, multiplied by:

  •
  in the event of an existing listing, the 25-day average market price of the acquirer's or its affiliate's listed voting stock determined on the date the cash transaction is entered into or publicly announced, whichever is lower; or

  •
  in the event of a new listing, the 15-day average market price of the acquirer's or its affiliate's listed voting stock determined as of the close of trading on the fifteenth consecutive trading day post-consummation of the cash transaction; and

  •
  be exercisable for a number of shares of the acquirer's or its affiliate's listed voting stock equal to the aggregate exercise price of the Series A warrants divided by the aggregate exercise price of the acquirer or affiliate warrants.

        In the event of a cash transaction, the adjustment multiple referred to above will equal the exercise price divided by the cash consideration payable in respect of one share of common stock in the cash transaction. In the event of a transaction consummated with a combination of cash and non-cash consideration to which cash transaction treatment would apply for purposes of the warrant, the adjustment multiple will equal the exercise price divided by the cash consideration payable in respect of one share of common stock in the transaction, plus:

  •
  the acquirer's or its affiliate's listed voting stock portion of the other consideration offered per share of common stock valued based on:

  •
  in the event of an existing listing, the 25-day average market price of the acquirer's or its affiliate's listed voting stock determined on the date the cash transaction is entered into or publicly announced, whichever is lower; or

  •
  in the event of a new listing, the 15-day average market price of the acquirer's or its affiliate's listed voting stock determined as of the close of trading on the fifteenth consecutive trading day post-consummation of the cash transaction; and

  •
  the acquirer's or its affiliate's non-listed voting stock portion of the other consideration offered per share of common stock as determined by the Company's board of directors.

        Concurrently with the consummation of a cash transaction or a cash and non-cash consideration transaction to which cash transaction treatment would apply for purposes of the warrants:

  •
  the person formed by or surviving any transaction will enter into a supplemental warrant agreement providing for adjustments that will be equivalent, to the extent practical, to the adjustments provided for in the Series A warrant agreement; and

  •
  the successor person will mail to Series A warrant holders a notice describing the supplemental warrant agreement.

        If these criteria are not satisfied but a cash transaction is entered into or publicly announced on or before January 10, 2006, subject to consummation of the transaction, the exercise price will be automatically adjusted to equal 90% of the cash consideration per share of common stock payable in the transaction. The transaction will not be consummated unless and until a notice setting forth the adjustment has been mailed to all registered holders of Series A warrants. The record date for the mailing will be two business days prior to the first mailing of the adjustment. The notice period must remain open for a period of at least 20 business days from the date of first mailing of the adjustment notice. On the later to occur of the expiration of the 20-business day notice period and consummation of the transaction, any Series A warrant not previously exercised will expire at that time.

        If on or after January 10, 2003 and prior to January 10, 2011, a transaction of the type described above is consummated and the consideration payable to holders of common stock consists solely of non-cash consideration:

  •
  the Series A warrants will automatically become exercisable for the kind and amount of non-cash consideration that the holder of a Series A warrant would have owned or had the right to acquire immediately after consummation of the transaction if the holder had exercised the Series A warrant immediately prior to the consummation of the transaction;

  •
  concurrently with the consummation of this type of non-cash transaction, or a transaction with both cash and non-cash consideration to which non-cash transaction treatment would apply for purposes of the warrants pursuant to the terms of the Series A warrant agreement, the person formed by or surviving any such transaction will enter into a supplemental warrant agreement providing for adjustments that will be equivalent, to the extent practical, to the adjustments provided for in the Series A warrant agreement; and

  •
  the successor person will mail to Series A warrant holders a notice describing the supplemental warrant agreement.

        If on or after January 10, 2003 and prior to January 10, 2011, a transaction of the type described above is consummated and the consideration payable to holders of common stock consists partly of cash consideration and partly of non-cash consideration:

  •
  if the cash consideration payable in the transaction exceeds 90% of the total consideration payable in the transaction, cash transaction treatment will apply to the Series A warrants in the transaction; and

  •
  if the cash consideration payable in the transaction is less than or equal to 90% of the total consideration payable in the transaction, non-cash transaction treatment will apply to the Series A warrants in the transaction.

        If non-cash transaction treatment applies to Series A warrants in a transaction with both cash and non-cash consideration:

  •
  the Series A warrants will automatically become exercisable for the kind and amount of non-cash consideration which the holder of a Series A warrant would have owned or had the right to acquire immediately after consummation of the transaction if the holder had exercised the Series A warrant immediately prior to the consummation of the transaction; and

  •
  any cash consideration that the Series A warrant holder would have been entitled to receive in the transaction with both cash and non-cash consideration will be valued at the amount of the cash. In lieu of payment of the cash consideration, the following form(s) of non-cash consideration will be paid to the Series A warrant holders on a pro rata basis until the full amount of the portion of the cash consideration that would have otherwise been payable to the Series A warrant holders in the transaction with both cash and non-cash consideration is paid:

  •
  first, in acquirer's listed voting stock; and

  •
  second, in securities or other property or assets, excluding cash consideration except solely in the case of fractional shares.

        No adjustment in the exercise price of the Series A warrants will be required if the adjustment, together with any prior adjustments not made, is less than 1% of the Series A warrants' current exercise price or if Series A warrant holders are to participate in the transaction. No adjustment in the exercise price of the Series A warrants will be required in the case of a change in the par value of the common stock. To the extent the Series A warrants become convertible into cash, no adjustment will be required thereafter.

        In the event that the exercise price is adjusted, the Company will, within 25 days, deliver to the warrant agent, with notice to the Series A warrant holders, a certificate setting forth the exercise price after the adjustment and setting forth, in reasonable detail, the method of calculation therefor and the number of shares of common stock issuable upon exercise of a Series A warrant. Upon each adjustment of the Series A warrant exercise price, the number of shares of common stock issuable upon exercise of each outstanding Series A warrant will be adjusted accordingly. Prior to the Company undertaking some actions, the Company must mail a notice detailing the transaction at least 10 or 20 days, depending on certain circumstances, prior to the applicable record date or promptly in the case of events for which there is no record date.

18.   Employee Benefit Plans

        Certain subsidiaries of the Company operate defined benefit pension plans in the United Kingdom and Republic of Ireland. The assets of the plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the projected unit method. The Company's policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom and the Republic of Ireland.

        The Company's defined benefit pension plans use a measurement date of December 31:

Obligations and Funded Status

	Year Ended December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$363.7	$228.0
Acquisition	—	—
Service cost	11.4	11.1
Interest cost	20.3	17.7
Members contributions	3.1	3.2
Plan amendments	0.1	0.3
Actuarial losses	24.9	85.1
Benefits paid	(11.5)	(11.5)
SFAS 88 events	2.7	(1.8)
Expenses	(0.7)	(0.6)
Foreign currency exchange rate changes	44.8	32.2

Benefit obligation at end of year	$458.8	$363.7

	Year Ended December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	$234.1	$255.8
Actual return on plan assets	38.7	(44.9)
Employer contributions	8.7	9.0
Employee contributions	3.1	3.2
SFAS 88 events	—	(1.4)
Benefits paid	(11.5)	(11.5)
Expenses	(0.7)	(0.6)
Foreign currency exchange rate changes	29.5	24.5

Fair value of plan assets at end of year	$301.9	$234.1

	Year Ended December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Funded status	(156.8)	(129.7)
Unrecognized net losses	5.6	147.4
Unrecognized prior service costs	0.1	0.2
Unrecognized transition obligation	—	5.0

Net amount recognized	$(151.1)	$22.9

        At the start of 2003, Fresh Start accounting applied. Accordingly, the unrecognized losses of $147.4 million, the unrecognized transition obligation of $5.0 million and the unrecognized prior service costs of $0.2 million were recognized in the balance sheet at the start of 2003.

	Year Ended December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid benefit cost	—	0.4
Accrued benefit liability	(151.8)	(83.0)
Intangible asset	—	5.6
Accumulated other comprehensive loss	0.7	103.7
Other	—	(3.8)

Net amount recognized	$(151.1)	$22.9

        The accumulated benefit obligation for all defined benefit plans was $424.1 million and $315.8 million at December 31, 2003 and 2002 respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Year Ended December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Accumulated benefit obligation	424.1	309.8
Fair value of plan assets	301.9	228.0

Information for pension plans with an projected benefit obligation in excess of plan assets

	Year Ended December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Projected benefit obligation	458.8	363.7
Fair value of plan assets	301.9	234.1

Components of Net Periodic Benefit Costs

	Year ended December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Service cost	$11.4	$11.1
Interest cost	20.3	17.7
Expected return on plan assets	(19.8)	(21.5)
Amortization of transition obligation	—	0.9
Amortization of prior service costs	—	0.3
Recognized actuarial loss	—	0.1
SFAS 88 adjustment	3.5	1.8

Total net periodic benefit cost	$15.4	$10.4

Additional Information

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
	(in millions)
Increase in minimum liability included in other comprehensive income	$0.7	$103.7
January 1, 2003
Predecessor Company
(in millions)
(Decrease) in minimum liability included in other comprehensive income	$(103.7)

Assumptions

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
Discount rate	5.51%	5.51%
Rate of compensation increase	3.04%	3.87%

        Weighted-average assumptions used to determine net periodic benefit costs:

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
Discount rate	5.51%	6.00%
Expected long-term rate of return on plan assets	6.70%	7.60%
Rate of compensation increase	3.87%	3.98%

        Where investments are held in bonds and cash, the expected long-term rate of return is taken to be yields generally prevailing on such assets at the measurement date. The higher rate of return is expected on equity investments, which is based more on realistic future expectations than on the returns that have been available historically. The overall expected long-term rate on assets is then the average of these rates taking into account the underlying assets portfolios of the pension plans.

Plan Assets

        NTL's pension plan weighted-average assets allocations at December 31, 2003, and 2002, by asset category are as follows:

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
Asset Category
Equity Securities	76.2%	80.7%
Debt Securities	22.5%	17.8%
Real Estate	0.0%	0.0%
Other	1.3%	1.5%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up over 80% of the assets of the defined benefit pension plans of the Company, have in place an agreement with the investment managers that targets an allocation of 72% equities and 28% bonds and cash at December 31, 2003. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

        There were no shares of the Company's common stock included in the Equity Securities at December 31, 2003 and 2002 respectively.

Cash flows

Contributions

        At December 31, 2003, all of the Company's pension plans have projected benefit obligations exceeding plan assets totalling $156.9 million. The Company will need to fund these deficits in accordance with the laws and regulations in the United Kingdom and the Republic of Ireland. The Company expects to contribute a total of approximately £14.9 million ($26.6 million) during 2004, of which £13.0 million ($23.2 million) related to the largest of the Company's defined benefit plans.

        In 2003, the Company received an actuarial valuation as of December 31, 2002, of the largest of the Company's defined benefit pension plans, which represented approximately 82.9% of total plan assets and 83.3% of total projected benefit obligations at December 31, 2003. Based upon this actuarial valuation of the assets as of the valuation date of December 31, 2002, this plan has a projected benefit obligation exceeding the fair value of plan assets by approximately £82.3 million, or $146.8 million. The Company will need to fund this deficit in accordance with the laws and regulations in the United Kingdom. The Company will need to contribute approximately £13.0 million ($23.2 million) in cash payments annually beginning January 1, 2004, and must increase this contribution by 4% for each succeeding year for a period of eleven and one half years in order to eliminate the current deficit. The actuarial valuation of the Company's pension plans requires the use of assumptions and estimates. These assumptions may differ from those used in calculating the amounts required to be disclosed in accordance with SFAS 132. Changes in these assumptions and estimates as well as future investment returns could potentially have a material impact, either upwards or downwards, on the estimated funding requirement

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2003 and include estimated future employee services.

Pension Benefits
(in millions)
2004	$11.9
2005	12.6
2006	13.4
2007	14.9
2008	15.9
Years 2009–2013	96.7

Defined contribution pension plans

        The Company has a number of defined contribution plans that allow eligible employees to contribute a percentage of their salaries in accordance with specified guidelines. The Company matches the employees' contributions up to specified limits. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $16.9 million, $16.5 million and $19.3 million respectively. There were no significant changes to the Company's defined contribution plans for the year ended December 31, 2003.

19.   Leases

        A summary of assets held under capital lease are as follows (in millions).

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
Land, Building and equipment	$98.7	$89.0
Less: accumulated depreciation	(40.0)	(26.9)

	$58.7	$62.1

        Future minimum annual payments at December 31, 2003 are as follows (in millions). The table reflects the Company's contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2004	$8.7	$93.9
2005	7.9	75.1
2006	7.6	70.6
2007	7.5	65.5
2008	7.1	64.4
Thereafter	177.8	446.7

Total minimum lease payments	216.6	$816.2

Less: amount representing interest	(145.2)

Present value of net minimum obligations	71.4
Less: current portion	(1.8)

	$69.6

        Leases for buildings, offices space and equipment extend through 2031. Total rental expense for the years ended December 31, 2003, 2002, and 2001 under operating leases was $130.3 million, $140.1 million and $74.5 million respectively.

20.   Commitments and Contingent Liabilities

        At December 31, 2003, the Company was committed to pay approximately $479.2 million for equipment and services and for investment in, and loans to, affiliates. This amount includes approximately $147.5 million for operations and maintenance contracts and other commitments from January 1, 2005 to 2013. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended December 31:
2004	$331.7
2005	83.3
2006	64.2
2007	—
2008	—

$479.2

        The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company's banks have provided guarantees in form of performance bonds on the Company's behalf as part of the Company's contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended December 31:
2004	$0.1
2005	17.1
2006	0.1
2007	—
2008	—
Thereafter	14.9

$32.2

21.   Industry Segments

        The Company implemented a reorganization of certain of its business segments during 2003. The associated changes included moving its wholesale Internet business unit from ntl: business to ntl: home, its public safety business unit from ntl: business to ntl: broadcast and the creation of ntl: carriers by merging its carriers business unit with its mobile business unit and removing both from ntl: business. These changes better align the expertise in the divisions with the needs of the Company's customers. In addition, the allocation of certain costs from Shared Services division to the various segments and the allocation of costs between ntl: home and ntl: business have changed. Finally, ntl: Ireland is a separate segment for financial reporting purposes effective January 1, 2003. Amounts in prior periods have been reclassified to conform to the current presentation.

        As a result, the Company has five reportable segments:

        ntl: home, which provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to ISPs in the UK;

        ntl: business, which provides data, voice and Internet services to large businesses, public sector organizations and SMEs located near the Company's existing residential broadband network in the UK;

        ntl: broadcast, which provides digital and analog television and radio broadcast transmission services, network management, tower site rental and satellite and media services, as well as radio communications to public safety sector organizations in the UK;

        ntl: carriers, which provides national and international communications transport services to communications companies in the UK and the Republic of Ireland; and

        ntl: Ireland, which provides primarily cable television services, as well as telephone and Internet services, to residential customers and television, data, voice and Internet services to business customers in the Republic of Ireland.

        The Company's reportable segments are supported by various central shared services, including ntl: networks, which manages the Company's UK national network. Other shared services include finance, information technology or IT, and human resources. Shared services also include assets and related depreciation and amortization that are not allocated to another segment. ntl: Ireland relies upon these central shared services to a lesser extent than the Company's other reportable segments.

        The Company's primary measure of profit or loss for each reportable segment is segment profit (loss), and is defined below. The Company considers this measure an important indicator of the operational strength and performance of its reportable segments and of the trends affecting its segments. This measure excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization and share of income (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from this measure such as interest income and expense, and gains or losses on foreign currency transactions, rather than allocating these costs and expenses to multiple reportable segments. Segment profit (loss) also excludes the impact on the Company's results of operations of items that it believes are not characteristic of its underlying business operations for the period in which they are recorded. Other charges and recapitalization expenses are excluded from this measure for these reasons, as well as because certain of their components are not directly related to the performance of a single reportable segment. This financial measure and combined segment profit should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. The reconciliation of combined segment profit to net (loss) can be found further below.

        Selected financial information for each reportable segment and the shared services division for the years ended December 31, 2003, 2002 and 2001 is as follows (in millions):

	ntl: home	ntl: business	ntl: broadcast	ntl: carriers	ntl: Ireland	Shared services	Total
Year ended December 31, 2003
Revenue	$2,442.5	$461.2	$439.2	$183.8	$118.5	$—	$3,645.2
Segment profit(1)	1,101.6	170.4	188.7	150.8	41.6	(454.0)	1,199.1
Depreciation and amortization	965.1	120.1	146.3	174.9	30.2	—	1,436.6
Expenditures for long-lived assets	339.5	50.9	37.9	11.9	18.5	—	458.7
Total assets(2)	7,041.1	688.6	1,453.4	752.7	233.1	1,003.9	11,172.8
Year ended December 31, 2002
Revenue	$2,139.0	$469.8	$386.6	$179.7	$90.0	$—	$3,265.1
Segment profit(1)	886.6	105.0	165.8	148.6	22.2	(354.1)	974.1
Depreciation and amortization	992.5	393.8	72.9	22.8	32.9	26.7	1,541.6
Expenditures for long-lived assets	471.9	83.9	64.5	48.8	21.8	185.0	875.9
Total assets(3)	7,790.0	3,115.0	551.2	329.1	206.1	1,050.0	13,041.4
Year ended December 31, 2001
Revenue	$2,080.5	$515.0	$351.8	$180.0	$62.3	$—	$3,189.6
Segment profit(1)	632.6	106.5	143.4	145.1	10.3	(410.1)	627.8
Depreciation and amortization	1,811.2	570.7	76.0	17.3	29.2	35.9	2,540.3
Expenditures for long-lived assets	1,113.0	265.2	131.8	53.3	43.0	42.1	1,648.4
Total assets(4)	7,800.7	3,060.5	805.2	301.1	233.8	829.1	13,030.4

(1)
Represents earnings before interest, taxes, depreciation and amortization, asset impairments, non-cash compensation, other charges, share of (losses) from equity investments, other (losses), foreign currency transaction (losses) gains and recapitalization expense.

(2)
At December 31, 2003, shared assets included $729.4 million of cash, cash equivalents and marketable securities and $274.5 million of other assets.

(3)
At December 31, 2002, shared assets included $458.2 million of cash, cash equivalents and marketable securities and $591.8 million of other assets.

(4)
At December 31, 2001, shared assets included $189.8 million of cash and cash equivalents and $639.3 million of other assets.

        The reconciliation of combined segment profit to net (loss) is as follows:

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
	(in millions)
Combined segment profit	$1,199.1	$974.1	$627.8
Add (deduct):
Asset impairments	—	(445.1)	(8,160.6)
Non-cash compensation	—	—	(30.6)
Other charges	(40.7)	(389.2)	(297.9)
Depreciation	(1,233.2)	(1,477.9)	(1,361.4)
Amortization	(203.4)	(63.7)	(1,178.9)
Interest income and other, net	17.0	30.9	34.6
Interest (expense)	(746.4)	(780.2)	(1,240.8)
Shares of (losses) from equity investments	(0.5)	(3.4)	(23.2)
Other (losses)	—	—	(88.5)
Foreign currency transaction (losses) gains	54.0	(94.1)	0.6
Recapitalization expense	—	(152.9)	—
Income tax benefit (expense)	(0.1)	25.7	(118.1)

	(2,153.3)	(3,349.9)	(12,464.8)

Net (loss)	$(954.2)	$(2,375.8)	$(11,837.0)

Geographic information

	United States	United Kingdom	Ireland	Total
	(in millions)
2003
Revenues	$—	$3,526.7	$118.5	$3,645.2
Long-lived assets	2.3	9,557.3	176.1	9,735.7
2002
Revenues	$—	$3,175.1	$90.0	$3,265.1
Long-lived assets	163.6	11,569.2	137.9	11,870.7
2001
Revenues	$—	$3,127.3	$62.3	$3,189.6
Long-lived assets	151.3	11,703.5	162.6	12,017.4

NTL INCORPORATED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company
Assets
Current assets
Cash and cash equivalents	$112.8	$36.2
Marketable securities	—	5.2
Other current assets	6.7	6.0

Total current assets	119.5	47.4
Fixed assets, net of accumulated depreciation of $2.2 (2002)	—	0.8
Investments in and loans to affiliates, net	3,607.3	3,413.9
Deferred financing costs, net of accumulated amortization of $nil (2003) and $102.0 (2002)	—	127.9

Total assets	$3,726.8	$3,590.0

Liabilities and shareholders' equity (deficit)
Liabilities not subject to compromise:
Current liabilities	$28.8	$245.8
Long-term debt	—	—
Liabilities subject to compromise	—	8,520.3
Shareholders' equity (deficit)
Series preferred stock—$.01 par value; authorized 5,000,000 (2003) and none (2002) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400,000,000 (2003) and 100 (2002) shares; issued and outstanding 86,916,614 (2003) and 13 (2002) shares	0.9	—
Additional paid-in capital	4,325.0	14,045.5
Unearned stock compensation	(15.0)	—
Accumulated other comprehensive income (loss)	341.3	(653.6)
(Deficit)	(954.2)	(18,568.0)

Total shareholders' equity (deficit)	3,698.0	(5,176.1)

Total liabilities and shareholders' equity (deficit)	$3,726.8	$3,590.0

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Costs and expenses
General and administrative expenses	$(34.3)	$(37.9)	$(27.5)
Non-cash compensation	—	—	(30.6)
Other charges	(12.3)	(154.8)	—
Depreciation	—	(0.5)	(0.5)
Amortization	—	(26.2)	(24.5)

Operating (loss)	(46.6)	(219.4)	(83.1)
Other income (expense)
Interest income and other, net	2.0	9.4	19.4
Interest expense (contractual interest of $831.3 (2002))	(112.0)	(280.3)	(762.8)
Recapitalization expense	—	(87.8)	—
Foreign currency transaction gains (losses)	1.9	(282.0)	58.2

(Loss) before income taxes and equity in net (loss) of subsidiaries	(154.7)	(860.1)	(768.3)
Income tax (expense) benefit	(1.6)	1.2	(1.2)

(Loss) before equity in net (loss) of subsidiaries	(156.3)	(858.9)	(769.5)
Equity in net (loss) of subsidiaries	(797.9)	(1,516.9)	(11,067.5)

Net (loss)	$(954.2)	$(2,375.8)	$(11,837.0)

January 1, 2003
Predecessor Company
Gain on debt discharge	$7,322.8
Fresh-start adoption—fixed assets	(0.8)
Recapitalization expense	(8.0)
Share of (losses) from equity investments	(511.3)

Net income	$6,802.7

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company
Net cash provided by (used in) operating activities	$(189.2)	$52.9	$(406.7)
Investing activities
Purchase of fixed assets	—	—	(0.1)
Purchase of marketable securities	—	(10.8)	(9.9)
Proceeds from sales of marketable securities	5.2	5.6	10.0
Investments in and loans to affiliates	(814.3)	(93.9)	(949.1)
Loan to NTL Europe, Inc.	—	—	(150.0)

Net cash (used in) investing activities	(809.1)	(99.1)	(1,099.1)

Financing activities
Distribution to NTL (Delaware), Inc.	—	—	(10.6)
Contribution from NTL (Delaware), Inc.	—	3.9	40.8
Proceeds from borrowings, net of financing costs	—	—	1,385.9
Net proceeds from rights offering	1,367.0	—	—
Proceeds from exercise of stock options	3.0	—	—
Principal payments on long-term debt	(554.1)	—	—

Net cash provided by financing activities	815.9	3.9	1,416.1

(Decrease) increase in cash and cash equivalents	(182.4)	(42.3)	(89.7)
Cash and cash equivalents, beginning of period	295.2	78.5	168.2

Cash and cash equivalents, end of period	$112.8	$36.2	$78.5

Supplemental disclosure of cash flow information
Cash paid for interest	$47.3	$96.4	$424.3
Income taxes paid	—	—	—
Supplemental schedule of non-cash financing activities
Conversion of notes, net of unamortized deferred financing costs	$—	$—	$109.5
Contribution from NTL (Delaware), Inc.	—	123.9	110.2
January 1, 2003
Predecessor Company
Net cash (used in) operating activities	$(69.7)
Net cash provided by investing activities	(171.3)
Net cash provided by financing activities	500.0

Increase in cash and cash equivalents	259.0
Cash and cash equivalents, beginning of period	36.2

Cash and cash equivalents, end of period	$295.2

See accompanying notes.

NTL INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1.     Corporate Restructuring

        On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), (the "Company") NTL Europe, Inc. (then known as NTL Incorporated) and certain of the Company's and NTL Europe, Inc.'s subsidiaries filed a pre-arranged joint reorganization plan (the "Plan") under Chapter 11 of the US Bankruptcy Code. The Company's operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time the Company emerged from Chapter 11 reorganization.

        Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and the Company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets. Prior to consummation of the Plan, the Company was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed "NTL Europe, Inc." and which became the holding company for the former NTL group's continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company's former ultimate parent company (NTL Europe) and certain of its subsidiaries, including the Company, were cancelled, and the Company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company's former ultimate parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company's former ultimate parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited and NTL (Triangle) LLC were not cancelled and remain outstanding.

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

3.     Liabilities Subject to Compromise

        Liabilities subject to compromise consist of the following (in millions):

December 31, 2002
Predecessor Company
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

4.     Long-Term Debt

Outstanding Public Notes

        Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were canceled.

        During 2003, 2002 and 2001, the Company recognized $14.2 million, $96.7 million and $243.5 million, respectively, of original issue discount as interest expense.

        In connection with the Company's emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the "Exit Notes") on January 10, 2003. Initial purchasers of the Company's Exit Notes also purchased 500,000 shares of the Company's common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes were due on January 1, 2010. The Exit Notes were redeemable at the Company's option after January 10, 2003. Interest on the Exit Notes was payable in cash semiannually from July 1, 2003, with respect to the interest payment due on July 1, 2003, the Company elected to pay the interest by issuance of additional "pay-in-kind" notes. The Company issued $56.1 million aggregate principal amount at maturity of Exit Notes with primarily the same terms as the original Exit Notes for the interest payment.

        The Exit Notes were repaid on November 17, 2003 following completion of the Company's rights offering.

5.     Leases

        Leases for office space end in 2004. Total rental expense for the years ended December 31, 2003, 2002 and 2001 under operating leases was $1.1 million, $1.4 million and $1.8 million, respectively.

        Future minimum lease payments under noncancellable operating leases as of December 31, 2003 are $0.7 million (2004).

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

        On September 28, 2001, the Company loaned NTL Europe, Inc. $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per year beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were cancelled.

        No cash dividends were paid to the registrant by subsidiaries for the years ended December 31, 2003, 2002 and 2001.

NTL INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts Describe	(Deductions)/ Additions Describe		Balance at End of Period
Reorganized Company
Year ended December 31, 2003
Allowance for doubtful accounts	$—	$27.4	$—	$1.4	(a)	$28.8

Predecessor Company
Year ended December 31, 2002
Allowance for doubtful accounts	$126.1	$55.2	$—	$(88.6	)(b)	$92.7

Year ended December 31, 2001
Allowance for doubtful accounts	$135.2	$58.3	$—	$(67.4	)(c)	$126.1

(a)
Uncollectible accounts written-off, net of recoveries of $1.1million, offset by $2.5 million foreign currency exchange translation adjustments

(b)
Uncollectible accounts written-off, net of recoveries of $99.5 million, offset by $10.9 million foreign currency exchange translation adjustments.

(c)
Uncollectible accounts written-off, net of recoveries of $63.5 million and $3.9 million foreign currency translation adjustments.

QuickLinks

TABLE OF CONTENTS
PART I NTL CORPORATE STRUCTURE
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Reconciliation of Combined Segment Profit to US GAAP net loss
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers & Registrants
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountants Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES
FORM 10K—Item 15(a)(1) and (2) NTL INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT AUDITORS
NTL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
NTL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
NTL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
NTL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NTL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NTL INCORPORATED SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED BALANCE SHEETS (in millions, except share data)
NTL INCORPORATED CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF OPERATIONS (in millions)
NTL INCORPORATED CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF CASH FLOWS (in millions)
NTL INCORPORATED NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
NTL INCORPORATED AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS