Form 10-Q
period 2004-03-31
NTL INC
filed 2004-05-07
CIK 906347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22616

NTL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	52-1822078
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

909 Third Avenue, Suite 2863
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2004 was 87,060,938.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, whether expressed or implied, by these forward-looking statements. These factors include:

•                                            potential adverse developments with respect to our liquidity or results of operations;

•                                            our significant debt payments and other contractual commitments;

•                                            our ability to fund and execute our business plan;

•                                            our ability to generate cash sufficient to service our debt;

•                                            our ability to attract and retain customers, increase our overall market penetration and react to competition from providers of alternative services;

•                                            our ability to integrate our billing systems;

•                                            our significant management changes since our emergence from Chapter 11 reorganization;

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

Exchange Rates

The following tables set forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00 and U.S. dollars per € 1.00. The noon buying rate of the pound sterling on March 31, 2004 was $1.84 per £1.00 and the noon buying rate of the euro on March 31, 2004 was $1.23 per €1.00.

	U.S. Dollars per £1.00
Three Months Ended March 31,	Period End	Average(1)	High	Low

2003	1.58	1.60	1.65	1.56
2004	1.84	1.84	1.90	1.79

	U.S. Dollars per €1.00
Three Months Ended March 31,	Period End	Average(1)	High	Low

2003	1.09	1.08	1.11	1.04
2004	1.23	1.24	1.29	1.21

(1)                                  The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The above rates may differ from the actual rates used in the preparation of the condensed consolidated financial statements and other financial information appearing in this quarterly report.  Our inclusion of these exchange rates is not meant to suggest that the pound sterling amounts actually represent these U.S. dollar amounts or that these amounts could have been converted into U.S. dollars at any particular rate, if at all.

Unless we otherwise indicate, all amounts in U.S. dollars as of March 31, 2004 are based on an exchange rate of $1.8400 to £1.00, all amounts disclosed for the three months ended March 31, 2004 are based on an average exchange rate of $1.8396 to £1.00, and all amounts disclosed for the three months ended March 31, 2003 are based on an average exchange rate of $1.6027 to £1.00. All amounts in U.S. dollars as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation between the 2003 and 2004 exchange rates has impacted the dollar comparisons.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(See Note)

Assets
Current assets
Cash and cash equivalents	$366.5	$795.9
Accounts receivable - trade, less allowance for doubtful accounts of $39.7 (2004) and $28.8 (2003)	443.9	405.3
Prepaid expenses	114.0	85.2
Other current assets	23.8	55.8
Total current assets	948.2	1,342.2

Fixed assets, net	7,948.0	7,880.5
Reorganization value in excess of amounts allocable to identifiable assets	553.9	539.1
Customer lists, net of accumulated amortization of $286.1 (2004) and $221.9 (2003)	1,158.5	1,178.9
Investments in and loans to affiliates, net	2.7	2.3
Other assets, net of accumulated amortization of $89.9 (2004) and $70.1 (2003)	210.4	229.8

Total assets	$10,821.7	$11,172.8

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(See Note)

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$286.8	$260.0
Accrued expenses	599.0	633.1
Accrued construction costs	35.9	33.6
Interest payable	96.3	194.6
Deferred revenue	276.3	269.9
Other current liabilities	30.5	27.1
Current portion of long-term debt	2.2	2.3

Total current liabilities	1,327.0	1,420.6

Long-term debt, net of current portion	5,471.0	5,728.4

Deferred revenue and other long-term liabilities	335.5	325.7
Deferred income taxes	0.1	0.1
Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $.01 par value; authorized 5,000,000 (2004) and (2003) shares; issued and outstanding none	—	—
Common stock - $.01 par value; authorized 400,000,000 (2004) and (2003) shares; issued and outstanding 86,969,738 (2004) and 86,916,614 (2003) shares	0.9	0.9
Additional paid-in capital	4,331.5	4,325.0
Unearned stock-based compensation	(18.3)	(15.0)
Accumulated other comprehensive income	448.5	341.3
Accumulated (deficit)	(1,074.5)	(954.2)
Total shareholders’ equity	3,688.1	3,698.0

Total liabilities and shareholders’ equity	$10,821.7	$11,172.8

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2004	2003

Revenue	$1,076.1	$875.9

Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(471.3)	(408.6)
Selling, general and administrative expenses	(246.3)	(216.9)
Other charges	(0.9)	(2.9)
Depreciation	(296.5)	(284.4)
Amortization	(57.1)	(49.8)

Total costs and expenses	(1,072.1)	(962.6)

Operating income (loss)	4.0	(86.7)

Other income (expense)
Interest income and other, net	3.0	2.7
Interest expense	(137.9)	(176.5)
Share of income from equity investments	1.2	0.1
Foreign currency transaction gains (losses)	12.9	(3.4)

(Loss) before income taxes	(116.8)	(263.8)
Income tax expense	(3.5)	(16.2)

Net (loss)	$(120.3)	$(280.0)

Basic and diluted net (loss) per common share	$(1.39)	$(4.71)

Average number of shares outstanding	86.8	59.5

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)(in millions, except share data)

	Preferred Stock		Common Stock		Additional	Unearned
	$.01 Par Value		$.01 Par Value		Paid-In	Stock-Based
	Shares	Par	Shares	Par	Capital	Compensation

Balance, December 31, 2003	—	$—	86,916,614	$0.9	$4,325.0	$(15.0)
Exercise of stock options	—	—	82,890	—	1.2	—
Stock option grants at fair value	—	—	—	—	7.1	(7.1)
Repurchase of restricted stock	—	—	(29,766)	—	(1.8)	—
Restricted stock amortized to operations	—	—	—	—	—	0.3
Stock options amortized to operations	—	—	—	—	—	3.5
Comprehensive loss:
Net loss for the three months ended March 31, 2004	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Total

Balance, March 31, 2004	—	$—	86,969,738	$0.9	$4,331.5	$(18.3)

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)(in millions, except share data)

		Accumulated Other
		Comprehensive Income (Loss)
		Foreign	Pension
	Comprehensive	Currency	Liability	Accumulated
	Income (Loss)	Translation	Adjustments	(Deficit)

Balance, December 31, 2003		$342.0	$(0.7)	$(954.2)
Exercise of stock options	—	—	—	—
Stock option grants at fair value	—	—	—	—
Repurchase of restricted stock	—	—	—	—
Restricted stock amortized to operations	—	—	—	—
Stock options amortized to operations	—	—	—	—
Comprehensive loss:
Net loss for the three months ended March 31, 2004	$(120.3)	—	—	(120.3)
Currency translation adjustment	107.2	107.2	—	—
Total	$(13.1)

Balance, March 31, 2004		$449.2	$(0.7)	$(1,074.5)

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)(in millions)

	Three months ended March 31,
	2004	2003

Net cash provided by operating activities	$81.2	$21.5

Investing activities
Purchase of fixed assets	(104.7)	(185.2)
Investments in and loans to affiliates	0.9	2.1
Decrease in other assets	—	2.1
Purchase of marketable securities	—	(17.1)
Proceeds from sale of marketable securities	—	5.2

Net cash (used in) investing activities	(103.8)	(192.9)

Financing activities
Proceeds from employee stock option exercises	1.2	—
Principal payments on long-term debt	(432.8)	(2.4)

Net cash (used in) financing activities	(431.6)	(2.4)
Effect of exchange rate changes on cash and cash equivalents	24.8	(5.2)

(Decrease) in cash and cash equivalents	(429.4)	(179.0)
Cash and cash equivalents, beginning of period	795.9	640.7

Cash and cash equivalents, end of period	$366.5	$461.7

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$211.9	$217.1
Income taxes paid	—	—

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

Chapter 11 Reorganization

On May 8, 2002, we, NTL Europe, Inc. (then known as NTL Incorporated) and certain of our and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Our operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time we emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and we and NTL Europe, Inc. each emerged as independent public companies. We changed our name from NTL Communications Corp. to “NTL Incorporated” and we became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of NTL Europe, Inc. and certain of its subsidiaries, including us, were cancelled, and we issued shares of our common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of NTL Europe, Inc. and its subsidiaries, including us. The precise mix of new securities received by holders of each particular type of security of NTL Europe, Inc. and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited, or Diamond, and NTL (Triangle) LLC, or NTL Triangle, were not cancelled under the Plan.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

As of January 1, 2004, we adopted Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This interpretation replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies and clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. The adoption of FIN 46R did not have a material effect on our consolidated financial statements.

Certain prior period balances have been reclassified to conform to the current period presentation, principally consisting of long-term prepayments and deferred revenues related to circuit commitments.

Basic and diluted net loss per share is computed by dividing the net loss by the average number of shares outstanding during the three months ended March 31, 2004 and 2003, as adjusted for the effect of the rights offering in November 2003. Options to purchase 3.3 million shares and 0.1 million shares of restricted stock at March 31, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive.  The average number of shares outstanding is computed as follows (in millions):

	Three months ended March 31,
	2004	2003

Number of shares outstanding at start of period (1)	86.8	50.5
Issues of common stock	—	—
Adjustment for the effect of the rights offering	—	9.0
Average shares outstanding	86.8	59.5

(1)          Excludes 0.1 million shares of restricted stock at December 31, 2003

Note 2 – Stock Based Compensation

At March 31, 2004, we had one stock-based employee compensation plan, which is described more fully in Note 11 of our 2003 Annual Report. Effective as of January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. For the three months ended March 31, 2004 and 2003, we expensed $3.8 million and $0.4 million respectively, related to stock-based compensation in 2004 and 2003.

The following weighted-average assumptions have been used for 2004 and 2003:

	For the three months ended March 31,
	2004	2003

Risk-free Interest Rate	3.91%	3.90%
Expected Dividend Yield	0%	0%
Expected Volatility	0.86	0.87
Expected Lives	3.5	3.5

A summary of the activity and related information for stock options for the three months ended March 31, 2004 and 2003 is as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	(unaudited)
	(in millions)		(in millions)

Outstanding-beginning of period	3.2	$13.85	—	$—
Granted	0.2	70.20	0.4	13.71
Exercised	(0.1)	14.40	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding-end of period	3.3	$17.60	0.4	$13.71

Exercisable at end of the period	0.2	$12.83	0.1	$10.52
Weighted-average grant date fair value of options granted during the period	$36.12		$3.31

Exercise prices for options outstanding as of March 31, 2004 ranged from $9.00 to $71.60. The weighted-average remaining contractual life of those options is 9.3 years.

Note 3 – Employee Benefit Plans

Effective December 31, 2003, we adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three months ended
	March 31, 2004	March 31, 2003
	(unaudited)
	(in millions)

Service costs	$3.1	$2.8
Interest costs	6.4	5.0
Expected return on plan assets	(6.4)	(4.9)
Amortization of transition obligation	—	—
Amortization of prior service costs	—	—
Recognized actuarial loss	—	—
Net periodic benefit costs	$3.1	$2.9

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $26.6 million to our pension plans in 2004. As of March 31, 2004, $6.9 million of contributions have been made. We presently anticipate contributing an additional $20.7 million to fund our pension plans in 2004 for a total of $27.6 million.

Note 4 - Fixed Assets

Fixed assets consist of:

	Estimated	March 31,	December 31,
	Useful Life	2004	2003
	(unaudited)
		(in millions)

Operating equipment
Towers and transmission facilities	8 - 30 years	$375.3	$355.3
Cable distribution plant	8 - 30 years	6,434.9	6,232.7
Switches and headends	8 - 10 years	578.0	557.4
Customer premises equipment	5 - 10 years	1,221.0	1,133.5
Other operating equipment	8 - 20 years	149.5	145.2
Total operating equipment		8,758.7	8,424.1

Other equipment
Land	—	31.8	30.8
Buildings	30 years	279.9	271.4
Leasehold improvements	20 years or, if less, the lease term	176.8	171.6
Computer infrastructure	3 - 5 years	180.8	171.3
Other equipment	5 - 12 years	79.1	72.9
Total other equipment		748.4	718.0

		9,507.1	9,142.1
Accumulated depreciation		(1,682.3)	(1,345.3)

		7,824.8	7,796.8

Construction in progress		123.2	83.7

		$7,948.0	$7,880.5

Note 5 - Intangible Assets

Customer Lists

Estimated aggregate amortization expense relating to customer lists for each of the five succeeding fiscal years from December 31, 2003 is as follows: $228.9 million in 2004, $228.9 million in 2005, $227.1 million in 2006, $226.0 million in 2007 and $91.5 million in 2008.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the three months ended March 31, 2004 is as follows (unaudited) (in millions):

Reorganization value in excess of amounts allocable to identifiable assets — December 31, 2003	$539.1
Foreign currency exchange translation adjustments	17.5
Adjustment to deferred tax accounts	(2.7)

Reorganization value in excess of amounts allocable to identifiable assets — March 31, 2004	$553.9

The decrease in reorganization value in excess of amounts allocable to identifiable assets during the three months ended March 31, 2004 includes a tax benefit of approximately $2.7 million that is attributable to the use of tax attributes that existed as of the Bankruptcy Effective Date.  The deferred tax asset attributable to these tax attributes had previously been offset by a valuation allowance.

Note 6 - Long-Term Debt

Long-term debt consists of:

	March 31,	December 31,
	2004	2003
	(unaudited)
	(in millions)

NTL Communications Limited and subsidiaries:
Senior Credit Facility (1)	$4,692.0	$4,968.6
Other	70.1	68.5
NTL Triangle:
11.2% Senior Discount Debentures, less unamortized discount of $108.0 (2004) and $115.4 (2003) (1)	409.3	401.9
Other	2.7	2.9
Diamond:
10% Senior Sterling Notes, less unamortized discount of $37.5 (2004) and $38.7 (2003) (1)	210.9	202.2
9 1/8% Senior Notes, less unamortized discount of $24.9 (2004) and $26.5 (2003) (1)	85.0	83.4
Other	3.2	3.2

	5,473.2	5,730.7
Less: current portion	(2.2)	(2.3)

	$5,471.0	$5,728.4

(1)   In connection with our refinancing (see Note 12 — Subsequent Events — Refinancing Transaction), the Senior Credit Facility was repaid on April 14, 2004 and the 11.2% Senior Discount Debentures, 10% Senior Sterling Notes and 9 1/8% Senior Notes are to be repaid on May 13, 2004.

The effective interest rates on the variable interest rate debt were as follows:

	March 31,	December 31,
	2004	2003

NTL Communications Limited and subsidiaries:
Senior Credit Facility	6.53%	6.55%
Term Facility	9.53%	9.05%

Note 7 - Other Charges Including Restructuring Charges

Other charges of $0.9 million for the three months ended March 31, 2004 were the initial costs incurred in connection with our call center consolidation program. See Note 12 — Subsequent Events — Restructuring of Call Centers.

Other charges of $2.9 million for the three months ended March 31, 2003 were restructuring charges primarily for employee severance and related costs. These costs were incurred for approximately 125 employees, all of whom were terminated by March 31, 2003.

The following table summarizes the restructuring charges incurred and utilized in the three months ended March 31, 2004:

	Employee
	Severance
	and Related	Lease Exit	Agreement
	Costs	Costs	Modifications	Other	Total
	(in millions)

Balance, December 31, 2003	$—	$72.1	$0.5	$0.5	$73.1
Foreign currency exchange translation adjustments	—	2.1	—	—	2.1
Released	—	—	—	—	—
Charged to expense	—	—	—	0.9	0.9
Utilized	—	(4.0)	(0.1)	(0.9)	(5.0)
Balance, March 31, 2004	$—	$70.2	$0.4	$0.5	$71.1

Note 8 - Related Party Transactions

We have entered into several transactions with related parties as described below.

Stockholder Participation

Some of our significant stockholders are holders of the Diamond notes and the NTL Triangle debentures being redeemed on May 13, 2004 in connection with the refinancing transaction.  Some of these stockholders or other of our significant stockholders, including W.R. Huff Asset Management, which is a significant participant in the market for non-investment grade debt securities, acquired a substantial quantity of the notes issued in the refinancing transaction. See Note 12 — Subsequent Events — Refinancing Transaction.

Advisory Fees

In connection with our rights offering in November 2003, we entered into two separate participating purchaser agreements with each of W.R. Huff Asset Management and Franklin Mutual Advisers. Pursuant to the agreements, and for their participation in the rights offering, some affiliates and managed accounts for which W.R. Huff Asset Management acts as an investment adviser were paid a fee of $5.3 million on March 24, 2004 and some funds for which Franklin Mutual Advisers acts as agent or investment adviser were paid a fee of $3.1 million on November 24, 2003 and $0.3 million on March 17, 2004.

In consideration for financial and business advisory services provided to us in connection with our refinancing transaction completed in April 2004, W.R. Huff Asset Management was paid $7.5 million on April 22, 2004. See Note 12 — Subsequent Events — Refinancing Transaction. Our board also granted to each of Eric Koza and Karim Samii the right to receive 20,000 restricted shares of our common stock under the Amended and Restated 2004 NTL Stock Incentive Plan.   This plan will be voted upon by our stockholders at our annual meeting of stockholders in May 2004. Mr. Koza and Mr. Samii each are employees of W.R. Huff Asset Management. The restricted stock award was made in consideration of financial and business advisory services provided to us by Messrs. Koza and Samii.

Note 9 - Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2004 and 2003 was $13.1 million and $321.9 million, respectively.

Note 10 - Commitments and Contingent Liabilities

At March 31, 2004, we were committed to pay $470.7 million for equipment and services and for investments in and loans to affiliates.  This amount includes $124.9 million for operations and maintenance contracts and other commitments from April 1, 2005 to 2007.  The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended March 31
2005	$345.8
2006	85.9
2007	39.0
2008	—
2009	—

$470.7

Our banks have provided guarantees in form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended March 31
2005	$0.8
2006	17.8
2007	—
2008	—
2009	—
Thereafter	15.2

$33.8

We are involved in certain disputes and litigation arising in the ordinary course of our business.  None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Note 11 - Segment Data

We are a leading broadband and communications services company in the UK and the Republic of Ireland based on total residential subscriber numbers. We provide our services to our customers through five reportable segments.

•                  ntl: home, which provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to internet service providers in the UK;

•                  ntl: business, which provides data, voice and Internet services to large businesses, public sector organizations and small- and medium-sized enterprises located near our existing residential broadband network in the UK;

•                  ntl: broadcast, which provides digital and analog television and radio broadcast transmission services, network management, tower site rental and satellite and media services, as well as radio communications to public safety organizations, in the UK;

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

Our primary measure of profit or loss for each reportable segment is segment profit (loss), and is defined below. We consider this measure an important indicator of the operational strength and performance of our reportable segments and of the trends affecting our segments. This measure excludes the impact of costs and expenses that do not directly affect cash flows such as depreciation, amortization and share of income (losses) from equity investments. We also exclude costs and expenses that are not directly related to the performance of a single reportable segment from this measure such as interest income and expense, and gains or losses on foreign currency transactions, rather than allocating these costs and expenses to multiple reportable segments. Segment profit (loss) also excludes the impact on our results of operations of items that we believe are not characteristic of our underlying business operations for the period in which they are recorded. Other charges are excluded from this measure for these reasons, as well as because certain of their components are not directly related to the performance of a single reportable segment. This financial measure and combined segment profit should be considered in addition to, not as a substitute for, operating income (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. The reconciliation of combined segment profit to net (loss) can be found further below.

Selected financial information for each reportable segment and the shared services division for the three months ended March 31, 2004 and 2003 is as follows:

	Revenues		Segment profit / (loss) (1)
	Three months ended		Three months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited, in millions)

ntl: home	$732.9	$580.3	$325.1	$244.7
ntl: business	127.3	120.2	48.2	33.8
ntl: broadcast	131.3	103.1	55.0	45.8
ntl: carriers	52.5	44.2	42.1	35.6
ntl: Ireland	32.1	28.1	11.2	7.9
Shared services	—	—	(123.1)	(117.4)

Total	$1,076.1	$875.9	$358.5	$250.4

	Total assets
	March 31,	December 31,
	2004	2003
	(unaudited)
	(in millions)

ntl: home	$7,154.0	$7,041.1
ntl: business	701.7	688.6
ntl: broadcast	1,471.8	1,453.4
ntl: carriers	726.7	752.7
ntl: Ireland	221.9	233.1
Shared services (2)	545.6	1,003.9

Total	$10,821.7	$11,172.8

(1)       Represents earnings before interest, taxes, depreciation, amortization, other charges, share of income from equity investments and foreign currency transaction gains (losses). For the three months ended March 31, 2004 and 2003, combined segment profit includes stock-based compensation expense of $3.8 million and $0.4 million, respectively, all of which is included within shared services.

(2)       At March 31, 2004, shared assets included $284.5 million of cash and cash equivalents and $261.1 million of other assets. At December 31, 2003, shared assets included $729.4 million of cash and cash equivalents and $274.5 million of other assets.

The reconciliation of combined segment profit to net (loss) is as follows:

	Three months ended
	March 31,
	2004	2003
	(in millions)

Combined segment profit	$358.5	$250.4
Add (deduct):
Other charges	(0.9)	(2.9)
Depreciation	(296.5)	(284.4)
Amortization	(57.1)	(49.8)
Interest income and other, net	3.0	2.7
Interest expense	(137.9)	(176.5)
Share of income from equity investments	1.2	0.1
Foreign currency transaction gains (losses)	12.9	(3.4)
Income tax expense	(3.5)	(16.2)

	(478.8)	(530.4)

Net loss	$(120.3)	$(280.0)

Note 12 – Subsequent Events

Refinancing Transaction

On April 13, 2004, our wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. The notes were offered and sold under Rule 144A and Regulation S.

Also, on April 13, 2004, we entered into a new fully underwritten £2,425 million senior secured credit facility, which we refer to as our new credit facility, which includes a £250 million revolving tranche.  On April 14, 2004 we drew down £2,175 million of our new credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, we used to repay our senior credit facility.

The remaining proceeds from the notes offering after transaction costs, together with cash on hand, will be used to redeem the 10% Senior Sterling Notes due 2008 and 9 1/8% Senior Notes due 2008 of Diamond, a wholly owned subsidiary of Diamond Cable Communications Limited, which we refer to as the Diamond notes, redeem the 11.2% Senior Discount Debentures due 2007 of NTL Triangle, which we refer to as the Triangle debentures.  On April 13, 2004, we issued notices to the trustees of the Diamond notes and Triangle debentures notifying them of our intention to redeem the notes and debentures on May 13, 2004.

As a consequence of the refinancing transaction, other assets representing deferred financing costs of $121.1 million at March 31, 2004, and the unamortized discount of $170.4 million at March 31, 2004 on the Diamond notes and the Triangle debentures will be expensed in the three months ended June 30, 2004.  In addition, the premium payable of approximately $11 million on the redemption of the Diamond notes will also be expensed in the three months ended June 30, 2004.

Derivative Financial Instruments

In April 2004, we issued long-term debt in sterling, U.S. dollars and euros based on market conditions at the time of financing.  We use derivative financial instruments to manage certain foreign currency and interest rate exposures associated with the debt.  Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative financial instruments thereby reducing volatility in earnings and cash flows.  We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposures to be managed nor do we enter into or hold derivatives for trading purposes.  The use of derivative financial instruments is subject to internal policies that provide guidelines for control, counterparty risk and ongoing monitoring and reporting of such activities.

In April 2004, subsequent to the refinancing, we entered into several derivative financial instruments including interest rate and foreign currency contracts to modify the cash flow risk exposures in connection with the issued debt.  The following specific transactions were executed:

1.               U.S. dollar/sterling forward contracts to buy $212.5 million in five years time to manage variability in the future cash flows resulting from changes in exchange rates associated with the potential principal repayment of the U.S. dollar denominated 8.75% senior notes referred to above.

2.               Cross-currency interest swaps to manage the variability in the future cash flows resulting from changes in exchange rates associated with all coupon payments on the U.S. dollar denominated 8.75% senior notes through 2009.

3.               An interest rate swap that converts £1.2 billion of our senior floating rate debt to fixed-rate debt.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments through April 2007.

The above transactions will be accounted for in accordance with provisions of SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” as amended by SFAS No. 137 “Accounting for Derivatives and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133”.

Restructuring of Call Centers

On April 7, 2004, we announced the consolidation over the next 18 months of our 13 customer service call centers, which support our ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, we expect that in the medium term we will be able to deliver a higher level of customer service with up to 1,500 fewer employees. We expect to incur approximately £25 million, or $46 million, of costs to execute this program.

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

•                  ntl: home provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to internet service providers in the UK.

•                  ntl: business provides data, voice and Internet services to large businesses, public sector organizations and small- and medium-sized enterprises located near our existing residential broadband network in the UK.

•                  ntl: broadcast provides digital and analog television and radio broadcast transmission services, network management, tower site rental and satellite and media services as well as radio communications to public safety organizations, in the UK.

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

Our revenues and segment profit (loss) as a percentage of revenues for each of our reportable segments and shared services division for the three months ended March 31, 2004 and 2003 are set forth in the table below:

	Three months ended March 31
	2004	2003	2004	2003
	(in millions, except for percentage amounts)
Revenues:
ntl: home	$732.9	$580.3	£398.4	£362.1
ntl: business	127.3	120.2	69.2	75.0
ntl: broadcast	131.3	103.1	71.4	64.3
ntl: carriers	52.5	44.2	28.5	27.6
ntl: Ireland	32.1	28.1	17.5	17.5
Total revenues	$1,076.1	$875.9	£585.0	£546.5

Segment profit (loss):
ntl: home	$325.1	$244.7	£176.7	£152.7
ntl: business	48.2	33.8	26.2	21.1
ntl: broadcast	55.0	45.8	29.9	28.6
ntl: carriers	42.1	35.6	22.9	22.2
ntl: Ireland	11.2	7.9	6.1	4.9
Shared services	(123.1)	(117.4)	(66.9)	(73.2)
Combined segment profit (1)	$358.5	$250.4	£194.9	£156.3

Segment profit as a percentage of revenues:
ntl: home			44.4%	42.2%
ntl: business			37.9%	28.1%
ntl: broadcast			41.9%	44.4%
ntl: carriers			80.4%	80.5%
ntl: Ireland			34.9%	28.1%
Shared services			—%	—%
Combined segment profit as a percentage of revenues			33.3%	28.6%

(1)               For the three months ended March 31, 2004 and 2003, combined segment profit includes stock-based compensation expense of $3.8 million, or £1.9 million, and $0.4 million, or £0.2 million, respectively, all of which is reported within shared services.

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

•                  share of income (losses) from equity investments; and

•                  taxation.

Other charges, including restructuring charges and other losses are also excluded from segment profit (loss) as management believes they are not characteristic of our underlying business operations. Furthermore management believes that some of the components of these charges are not directly related to the performance of a single reportable segment.

We also measure combined segment profit, which represents the combined measure of the segment profit (loss) from each of our reportable segments and our shared services division. Combined segment profit is not a financial measure under United States generally accepted accounting principles, or U.S. GAAP. A discussion relating to use of this measure is set forth below under “—Use of Non-U.S. GAAP Financial Measures.”

Combined segment profit (loss) should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with U.S. GAAP.

Factors Affecting Our Business

ntl: home.  Our ntl: home segment accounts for the majority of our total revenues. The revenues of ntl: home are driven by the number of customers, the number and types of services which each customer uses and the prices we charge for these services. Our segment profit is driven by the relative margins on the types of services we provide to customers. For example, broadband Internet is more profitable than analog television. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. The factors impacting our ntl: home segment include customer churn, average revenue per user, or ARPU, and competition.

Summary customer statistics

Selected statistics in respect of customers connected directly to our network for ntl: home for the three months ended March 31, 2004 as well as the four prior quarters are set forth in the table below.

	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003		March 31, 2004

Opening customers	2,686,400		2,713,500		2,753,300		2,809,500		2,867,900
Datacleanse (1)	—		—		—		—		(6,200)
Opening customers after datacleanse	2,686,400		2,713,500		2,753,300		2,809,500		2,861,700
Customer additions	116,100		129,300		158,500		153,900		160,300
Customer disconnects	89,000		89,500		102,300		95,500		98,800
Net customer movement	27,100		39,800		56,200		58,400		61,500
Closing customers	2,713,500		2,753,300		2,809,500		2,867,900		2,923,200
Churn (2)	1.1%		1.1%		1.2%		1.1%		1.1%
Revenue generating units (3)	5,125,300		5,240,700		5,364,100		5,497,800		5,636,100
Television	2,037,700		2,022,800		2,009,700		2,023,600		2,048,900
DTV	1,255,200		1,269,700		1,294,800		1,330,000		1,371,000
Telephone	2,426,700		2,453,700		2,489,800		2,525,000		2,558,400
Broadband	660,900		764,200		864,600		949,200		1,028,800
RGU/customers	1.89	x	1.90	x	1.91	x	1.92	x	1.93	x
Internet dial-up and DTV access (4)	368,100		349,100		332,100		324,300		321,100
Average revenue per user (5)	£40.65		£41.04		£41.43		£41.96		£41.91

(1)          Datacleanse activity, as part of the harmonization of billing systems, resulted in a reduction of recorded customers by approximately 6,200 and RGUs by approximately 4,000.  The datacleanse reduced total broadband customers by 1,400, reduced total telephone customers by 11,300 and increased total television customers by 8,700.  We anticipate that there may be similar adjustments to customer and RGU numbers as the datacleanse progresses during the course of this year.

(2)          Monthly customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month.  Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)          Each telephone, television and broadband Internet customer directly connected to our network counts as one revenue generating unit, or RGU. Accordingly, a customer who receives both telephone and television service counts as two RGUs. RGUs may include customers receiving some services for free or at a reduced rate in connection with incentive offers. The National Cable & Telecommunications Association reporting guidelines for the U.S. cable industry do not recognize dial-up Internet customers as RGUs. For this reason, these customers are not included in our total number of RGUs even though they generate revenue for us.

(4)          Dial-up Internet customers have been adjusted to exclude metered customers who have not used the service for 30 days or more.

(5)          Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenues generated from the provision of telephone, cable television and Internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers in that month. We compute the ARPU for any quarter by averaging the ARPU for each month in that quarter.

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

ARPU.  ARPU is a measure we use to evaluate how effectively we are realizing potential revenues from customers. ARPU is calculated on a monthly basis by dividing total revenues generated from the provision of telephone, cable television and Internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers in that month. We compute the ARPU for any quarter by averaging the ARPU for each month in that quarter. We believe that our “triple play” offering of telephone service, broadband access to the Internet and DTV will prove attractive to our existing customer base and allow us to increase our ARPU by facilitating the sale of multiple services to each customer.

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

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our new credit facility, will be sufficient for our cash requirements through March 2005.

Capital expenditures includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, costs are capitalized based upon estimated allocations. The labor and overhead costs capitalized in the three months ended March 31, 2004 was £16.0 million, or $29.4 million, and in the three months ended March 31, 2003 was £23.7 million, or $38.0 million.

The American Institute of Certified Public Accountants, or AICPA, issued an Exposure Draft of a Proposed Statement of Position, (SOP), on Accounting for Certain Costs and Activities related to Property, Plant and Equipment, dated June 29, 2001. On April 14, 2004, the FASB decided not to approve the issuance of this proposed SOP and related amendments to FASB literature.  The Exposure Draft would have required all rent and other occupancy costs, including those related to construction and installation of fixed assets, to be charged to expense as incurred.

The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets (in millions):

	Three Months Ended March 31,
	2004	2003
	(in millions, except percentage data)

Labor and overhead costs capitalized	$29.4	$38.0
Total operating costs and selling, general and administrative expenses	717.6	625.5
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	4.1%	6.1%
Purchase of fixed assets	104.7	185.2
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	28.1%	20.5%

Currency Movements.  We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. As of March 31, 2004, $494.3  million (net of unamortized discount of $132.9  million), or 9.0% of our long-term debt, net of unamortized discount, was in U.S. dollars.

Because revenues and expenses from our principal operations are denominated primarily in UK pounds but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations.

In April 2004, subsequent to the refinancing, we entered into several derivative financial instruments including interest rate and foreign currency contracts to modify the cash flow risk exposures in connection with the issued debt.  See Note 12 — Subsequent Events – Derivative Financial Instruments.

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

Integration of Billing Systems.  Our historical growth through acquisitions has resulted in numerous billing systems and incompatible technology infrastructure. We are in the process of merging most of these systems onto a single platform for use by our ntl: home and ntl: business segments. We expect this integration to reduce costs and improve customer call center efficiencies. The integration program is substantially on plan. Through March 31, 2004, we have expended approximately £65 million, or $110 million, of which approximately £9 million, or $17 million, was incurred in 2004. We have increased the scope of our billing system integration program to add additional functionality beyond that originally contemplated. As a consequence, the program has been extended by three months at an expected additional cost of £12 million, or $22 million, in excess of our original budget of £75 million, or $128 million. The increased expenditures will be accommodated within our existing 2004 operating and capital expenditure budgets and we still expect to complete the integration in the fourth quarter of this year. If we are unable to complete the integration of our billing systems by December 31, 2004 it may impact our ability to fully document, evaluate, test and report on the effectiveness of the internal controls relating to these systems as required by the Sarbanes-Oxley Act of 2002.

Call Center Consolidation. On April 7, 2004, we announced the consolidation over the next 18 months of our 13 customer service call centers, which support our ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, we expect that in the medium term we will be able to deliver a higher level of customer service with up to 1,500 fewer employees. We expect to incur approximately £25 million, or $46 million, of costs to execute this program.

If the integration of our billing systems or the consolidation of our call centers is not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining our billing systems going forward. We could also experience operational failures related to billing and collecting revenues from our customers which, depending on the severity of the failure, could have a material adverse effect on our business.

Consolidated Results of Operations

Three months ended March 31, 2004 and 2003

Revenues

For the three months ended March 31, 2004, consolidated revenues increased by 22.9% to $1,076.1 million from $875.9 million for the same period in 2003. Revenues expressed in UK pounds increased by 7.0% to £585.0 million from £546.5 million for the same period. This increase is substantially due to increased revenues in ntl: home primarily a result of more customers subscribing to our broadband Internet services, and our telephony services.

Expenses

Operating Costs.  For the three months ended March 31, 2004, operating costs, including network expenses, increased by 15.3% to $471.3 million from $408.6 million for the same period in 2003, and operating costs expressed in UK pounds increased marginally by 0.5% to £256.2 million compared to £255.0 million for the same period in 2003. Operating costs as a percentage of revenues declined to 43.8% for the three months ended March 31, 2004, from 46.6% for the same period in 2003 primarily because revenue increases were focused on higher margin products and customers.

Selling, general and administrative expenses.  For the three months ended March 31, 2004, selling, general and administrative expenses increased by 13.6% to $246.3 million from $216.9 million for the same period in 2003, and selling, general and administrative expenses expressed in UK pounds decreased marginally by 1.0% to £133.9 million from £135.2 million for the same period in 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 22.9% for the three months ended March 31, 2004, from 24.8% for the same period in 2003.

Decreases in the cost of our outsourced IT services, savings in property and related facility costs, and reductions in employee costs and other cost efficiencies in our ntl: business segment have been largely offset by increased sales and marketing costs in our ntl: home segment together with the adverse impact of costs no longer capitalized as they are no longer applicable to capital activities.

Other Charges

Other charges of $0.9 million in the three months ended March 31, 2004, relate to initial costs incurred in connection with our call center consolidation program. See Note 12 — Subsequent Events — Restructuring of Call Centers.

Other charges of $2.9 million in the three months ended March 31, 2003 were restructuring charges primarily for employee severance and related costs. These costs were incurred for approximately 125 employees, all of whom were terminated by March 31, 2003.

The following table summaries the restructuring charges incurred and utilized in the three months ended March 31, 2004 (in millions):

	Employee severance and related costs	Lease exit costs	Agreement modifications	Other	Total

Balance, December 31, 2003	$—	$72.1	$0.5	$0.5	$73.1
Foreign currency exchange translation adjustments	—	2.1	—	—	2.1
Released	—	—	—	—	—
Charged to expense	—	—	—	0.9	0.9
Utilized	—	(4.0)	(0.1)	(0.9)	(5.0)
Balance, March 31, 2004	$—	$70.2	$0.4	$0.5	$71.1

Depreciation expense

For the three months ended March 31, 2004, depreciation expense increased to $296.5 million from $284.4 million for the same period in 2003.  However, depreciation expense expressed in UK pounds decreased to £161.2 million in 2004 from £177.5 million for the same period in 2003.  This reduction in depreciation expense is due to the absence of depreciation on some assets that became fully depreciated in 2003.

Amortization expense

For the three months ended March 31, 2004, amortization expense increased to $57.1 million from $49.8 million for the same period in 2003. Amortization expense expressed in UK pound sterling remained constant at £31.0 million. Amortization expense relates to the amortization of customer lists that are being amortized over useful economic lives of between 3 and 12 years.

Interest expense

For the three months ended March 31, 2004, interest expense decreased to $137.9 million from $176.5 million for the same period in 2003.  Expressed in UK pounds, interest expense decreased to £ 75.0 million from £ 110.1 million, primarily as a result of the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering.

We paid interest in cash of $211.9 million for the three months ended March 31, 2004, and $220.7 million for the three months ended March 31, 2003.

Foreign currency transaction gains (losses)

Our principal operating functional currencies are the UK pound and the euro, while our reporting currency is the U.S. dollar. The assets and liabilities of our UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective periods. Exchange gains and losses on translation of our net equity investment in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

For the three months ended March 31, 2004, foreign currency transaction gains were $12.9 million as compared with losses of $3.4 million for 2003. These gains for the three months ended March 31, 2004 were primarily because of the effect of changes in the exchange rate on the U.S. dollar denominated debt of our subsidiaries, Diamond and NTL Triangle, whose functional currency is the UK pound. While these obligations will be redeemed on May 13, 2004, our results of operations will continue to be affected by foreign exchange rate fluctuations since $525 million of our new notes are denominated in U.S. dollars and €225 million of our new notes are denominated in euros. See Note 12 – Subsequent Events – Refinancing Transaction and Derivative Financial Instruments.

Income tax expense

For the three months ended March 31, 2004, income tax expense was approximately $3.5 million as compared with income tax expense of $16.2 million for the same period in 2003.  The 2004 expense is composed of approximately $0.8 million in U.S. state and local income tax expense, approximately $1.9 million of deferred U.S. income tax expense and approximately $0.8 million of deferred non-U.S income tax expense.  None of the 2004 income tax, except a portion of the state and local tax, is expected to be payable in the next year.

Net (loss)

For the three months ended March 31, 2004, net loss was $120.3 million as compared with a net loss of $280.0 million for the same period in 2003. The reduction in net loss is principally attributable to our improved operating performance and savings in interest expense.

Net (loss) per share

Basic and diluted net loss per common share for the three months ended March 31, 2004 was $1.39 and for the three months ended March 31, 2003 was $4.71. Basic and diluted net loss per common share is computed using an average of 86.8 million shares issued in the three months ended March 31, 2004 and an average of 59.5 million shares issued for the same period in 2003. Options to purchase 3.3 million shares and 0.1 million shares of restricted stock at March 31, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive.

Segment profit (loss)

ntl: home.  For the three months ended March 31, 2004, ntl: home revenues increased by 26.3% to $732.9 million from $580.3 million for the same period in 2003, and revenues expressed in UK pounds increased by 10.0% to £398.4 million from £362.1 million during the same period in 2003. This was primarily a result of more customers subscribing to our broadband Internet services, and our telephony services.  We also increased our revenues from our wholesale Internet access services through arrangements with other UK ISPs.

For the three months ended March 31, 2004, ntl: home segment profit increased by 32.9% to $325.1 million from $244.7 million for  the same period in 2003, and segment profit expressed in UK pounds increased by 15.7% to £176.7 million from £152.7 million during the same period in 2003. This increase is primarily due to our higher revenues offset by additional sales and marketing costs including related employee costs together with the impact of costs no longer capitalized as they are no longer applicable to capital activities.

 ntl: business.  For the three months ended March 31, 2004, ntl: business revenues increased by 5.9% to $127.3 million from $120.2 million for the same period in 2003, and revenues expressed in UK pounds decreased by 7.7% to £69.2 million from £75.0 million during the same period in 2003. This was primarily because of fewer customers, major installations and orders as we executed our strategy of focusing on a smaller but more profitable customer base. In addition we have experienced lower telephone usage revenues per customer due to increased competition in the business telecommunications market particularly in respect of mobile traffic, together with a move towards the use of mobile telephones rather than fixed lines.  We expect to return our focus towards targeted profitable customer acquisitions later in 2004 following additional investment in the sales team during the first half of the year.

For the three months ended March 31, 2004, ntl: business segment profit increased by 42.6% to $48.2 million from $33.8 million for the same period in  2003, and segment profit expressed in UK pounds increased by 24.2% to £26.2 million from £21.1 million during the same period in 2003. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl: business during 2003, together with the impact of further operational efficiencies and cost cutting including lower repairs and maintenance charges, and lower allowances for doubtful accounts. The reductions in revenue described above did not have a material impact on segment profit because of the low profitability of these revenue streams.

These increases in segment profit have been partially offset by the expensing of costs that are no longer applicable to capital activities and therefore no longer capitalized.

ntl: broadcast.  For the three months ended March 31, 2004, ntl: broadcast revenues increased by 27.4% to $131.3 million from $103.1 million for the same period in 2003, and revenues expressed in UK pounds increased by 11.0% to £71.4 million from £64.3 million during the same period in 2003. This was primarily a result of higher revenues from delivery of radio communications services to the public safety sector. These arose principally from managed service contracts with UK county police forces for the migration from analog to digital communication systems together with the supply of radio equipment and associated project and technical labor. We also generated additional revenues from the continued rollout of digital radio services, increases in site sharing, and increases in project services.

These increases in revenues were partly offset by reduced media revenues because of a downturn in this market, especially in the satellite distribution services sector, together with the slowing down of installation services for cellular network rollouts.

For the three months ended March 31, 2004, ntl: broadcast segment profit increased by 20.1% to $55.0 million from $45.8 million for the same period in 2003, and segment profit expressed in UK pounds increased by 4.5% to £29.9 million from £28.6 million during the same period in 2003. This was primarily as a result of the increased revenues described above.

 ntl: carriers.  For the three months ended March 31, 2004, ntl: carriers revenues increased by 18.8% to $52.5 million from $44.2 million for the same period in 2003, and revenues expressed in UK pounds increased by 3.3% to £28.5 million from £27.6 million during the same period in 2003. This was primarily due to increased revenues from wholesale call termination partly offset by reduced  revenues due to end of term contracts in 2003 not being renewed.

For the three months ended March 31, 2004, ntl: carriers segment profit increased by 18.3% to $42.1 million from $35.6 million for the same period in 2003, and segment profit expressed in UK pounds increased by 3.2% to £22.9 million from £22.2 million during the same period in 2003. This increase in segment profit as expressed in UK pounds was primarily due to the higher revenues.

 ntl: Ireland.  For the three months ended March 31, 2004, ntl: Ireland revenues increased by 14.2% to $32.1 million from $28.1 million for the same period in 2003, revenues expressed in UK pounds remained flat at £17.5 million and revenues expressed in euros decreased marginally by 1.9% to €25.7 million from €26.2 million during the same period in 2003.

For the three months ended March 31, 2004, ntl: Ireland segment profit increased by 41.8% to $11.2 million from $7.9 million for the same period in 2003, segment profit expressed in UK pounds increased by 24.5% to £6.1 million from £4.9 million during the same period in 2003, and segment profit expressed in euros increased by 25.0% to €9.0 million from €7.2 million for the same period in 2003. This increase in segment profit was primarily owing to a reduction in our bad debt charge as a result of our more rigorous credit policy together with reduced employee costs and other operating cost efficiencies.

Shared services.  For the three months ended March 31, 2004, shared services loss increased by 4.9% to $123.1 million from $117.4 million for the same period in 2003, and the loss expressed in UK pounds decreased by 8.6% to £66.9 million from £73.2 million during the same period in 2003. This is principally as a result of our re-negotiation of our contract with IBM for outsourced IT services in the third quarter of 2003 together with reduced property and related facility costs through further property rationalization and negotiated savings on our facility contracts.  These savings were partly offset by increased employee costs.

Statement of Cash Flows

Three Months Ended March 31, 2004 and 2003

For the three months ended March 31, 2004, cash provided by operating activities increased to $81.2 million from $21.5 million for the same period in 2003, and cash provided by operating activities expressed in UK pounds increased to £44.1 million from £13.4 million.  This increase was because of the improvement in operating results. For the three months ended March 31, 2004, cash paid for interest, exclusive of amounts capitalized, decreased to $211.9 million from $217.1 million during the same period in 2003 and cash paid for interest, exclusive of amounts capitalized, expressed in UK pounds decreased to £115.1 million from £135.5 million.  This reduction was primarily a result of the repayment of $1.2 billion (£0.7 billion) of indebtedness in November 2003 with the proceeds from our rights offering.

For the three months ended March 31, 2004, cash used in investing activities decreased to $103.8 million from $192.9 million for the same period in 2003 and cash used in investing activities expressed in UK pounds decreased to £56.4 million from £120.4 million. The reduction is primarily because of reduced purchases of fixed assets.

Cash used in financing activities for the three months ended March 31, 2004 was $431.6 million compared with $2.4 million cash used in the three months ended March 31, 2003.

The principal components of the $431.6 million cash used in financing activities for the three months ended March 31, 2004 were as follows:

•                  a total  repayment of $431.9 million (£234.8 million) on our then-existing senior credit facility.  In January 2004, we repaid £184.8 million of our senior credit facility, of which £11.0 million was a mandatory principal payment under the terms of our  then-existing senior credit facility.  The balance of £173.8 million was an unscheduled repayment of the revolving credit facility.  On February 12, 2004, we made an additional £50.0 million unscheduled payment of principal on this facility; and

•                  principal repayments of $0.9 million on our other indebtedness offset by proceeds of $1.2 million from the exercise of stock options.

For the three months ended March 31, 2003 we made $2.4 million principal payments on other indebtedness.

Liquidity and Capital Resources

In November 2003 we completed our rights offering from which we received gross proceeds of $1.4 billion. We used the net proceeds to repay over $1.2 billion of indebtedness.

In January 2004, we repaid £184.8 million of our then-existing credit facility. Of this amount, £11 million represented a mandatory principal repayment under the terms of this credit facility. The balance of £173.8 million was an unscheduled repayment of the revolving credit facility. On February 12, 2004, we made an additional £50.0 million unscheduled payment of principal on this credit facility.

As of March 31, 2004, we had outstanding long-term debt, less unamortized discount, of $5.5 billion, or £3.0 billion. Substantially all of our then outstanding long-term debt was represented by our then-existing credit facility and the 10% Senior Sterling Notes due 2008 and 9 1/8% Senior Notes due 2008 of Diamond, which we refer to as the Diamond notes, and the 11.2% Senior Discount Debentures due 2007 of NTL Triangle, which we refer to as the Triangle debentures.

In April 2004, we completed our refinancing transaction, from which we raised approximately $5.5 billion and repaid or are due to repay approximately $5.4 billion of our indebtedness. The refinancing transaction extends the maturities on substantially all of our indebtedness and lowers our weighted average interest expense. In particular:

•                  On April 13, 2004, our wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012.

•                  On April 13, 2004, we entered into a new fully underwritten £2,425 million senior secured credit facility, which we refer to as our new credit facility, which includes a £250 million revolving tranche.  On April 14, 2004 we drew down £2,175 million of our new credit facility, which, together with some of the proceeds from the issuance of the new notes (described in the previous paragraph) and cash on hand, we used to repay our then-existing senior credit facility. On April 28, 2004 we drew down £50 million of the £250 million revolving tranche to fund short-term working capital requirements.

•                  The remaining proceeds from the notes offering after transaction costs, together with cash on hand, will be used to redeem the Diamond notes and the Triangle debentures.  On April 13, 2004, we issued notices to the trustees of the Diamond notes and Triangle debentures notifying them of our intention to redeem the notes and debentures on May 13, 2004.

The scheduled redemption of the Diamond notes and the Triangle debentures on May 13, 2004, as well as making Diamond Cable Communications Limited and its direct or indirect subsidiaries wholly owned subsidiaries of NTL Cable PLC as required by the terms of the indenture governing the notes and our new credit facility, will provide us with additional flexibility to engage in intercompany transfer of funds and other transactions. The terms of the indenture governing the notes and our new credit facility will permit us to operate our ntl: broadcast segment as a stand alone business not subject to the restrictive covenants contained in the indenture and our new credit facility.

The agreements governing the new notes and our new credit facility significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

•                  incur or guarantee additional indebtedness;

•                  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•                  make investments;

•                  sell assets, including the capital stock of subsidiaries;

•                  enter into sale/leaseback transactions;

•                  create liens;

•                  enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•                  merge or consolidate or transfer all or substantially all of its assets; and

•                  enter into transactions with affiliates.

Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases.  For the period of April  1, 2004 through March 31, 2005, we expect to spend between £350 million and £370 million, or between $640 million and $680 million, on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the three months ended March 31, 2004, our cash decreased by $429.4 million, principally due to the repayment of $431.9 million on our then-existing senior credit facility.

Although we expect to generate positive cash flow in the future, we cannot guarantee that this will be the case. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our new credit facility, will be sufficient to meet our cash requirements through March 31, 2005.

We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, under many circumstances, the terms of our and our subsidiaries’ existing indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us.

Our debt agreements and the debt agreements of some of our subsidiaries contain restrictions on our ability to transfer cash between groups of our subsidiaries. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross-default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

Description of Outstanding Indebtedness

The terms of the significant notes and credit facilities issued by our subsidiaries as at March 31, 2004 are summarized below.

Then-Existing Senior Credit Facility

•                  The principal amount outstanding was £2,550.0 million, or $4,692.0 million. Our senior credit facility was comprised of a revolving facility of £2,584.8 million, or $4,756.0 million, and a term facility of £200.0 million, or $368.0 million.

•                  Our senior credit facility bore interest at LIBOR plus mandatory costs plus a margin rate. The revolving facility and the term facility had different margin rates. At March 31, 2004, the effective annual interest rate on the revolving facility was 6.53% and the effective annual interest rate on the term facility was 9.53%. Interest was payable in cash at least semi-annually.

•                  Principal outstanding under the revolving facility would have been due in full on September 30, 2005 and principal outstanding under the term facility would have been due in six quarterly installments beginning on June 30, 2006.

•                  We were subject to financial maintenance tests under our then-existing credit facility, including a test of liquidity, coverage and leverage ratios applied to us and several of our subsidiaries.

•                  On April 14, 2004 we repaid the senior credit facility following the completion of our refinancing transaction, see Note 12 – Subsequent Events – Refinancing Transaction.

Other Indebtedness

•                  NTL (Triangle) LLC 11.20% Senior Discount Debentures due November 15, 2007—The principal amount at maturity is $517.3 million. Interest is payable semi-annually on May 15 and November 15.

•                  Diamond Holdings Limited 10% Senior Sterling Notes due February 1, 2008—The principal amount at maturity is £135.0 million, or $240.9 million. Interest is payable semi-annually on August 1 and February 1.

•                  Diamond Holdings Limited 9 1/8% Senior Notes due February 1, 2008—The principal amount at maturity is $109.9 million. Interest is payable semi-annually on August 1 and February 1.

On April 13, 2004, we issued notices to the trustees of the Diamond notes and Triangle debentures notifying them of our intention to redeem the notes and debentures on May 13, 2004.  See Note 12 – Subsequent Events – Refinancing Transaction.

Contractual Obligations and Commercial Commitments

The following tables include aggregate information about our contractual obligations as of March 31, 2004, and the periods in which payments are due (in millions):

		Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	$5,570.9	$0.5	$4,380.1	$1,189.4	$0.9
Capital Lease Obligations	226.4	8.7	16.3	15.2	186.2
Operating Leases	856.1	104.2	165.6	141.2	445.1
Unconditional Purchase Obligations (1)	470.7	345.8	124.9	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$7,124.1	$459.2	$4,686.9	$1,345.8	$632.2

(1)                                  These obligations include our obligations under our agreement with IBM. After May 2006, our contract with IBM is terminable upon six months’ notice. After that time it becomes a conditional obligation. Accordingly, we have not included any payments after this date.

The following table includes information about our commercial commitments as of March 31, 2004. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions):

Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Other Commercial Commitments	Total	1 year	years	years	5 years

Guarantees	$33.8	$0.8	$17.8	$—	$15.2
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$33.8	$0.8	$17.8	$—	$15.2

Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Use of Non-U.S. GAAP Financial Measures

The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for other measures of financial performance reported in accordance with U.S. GAAP. These non-U.S. GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our U.S. GAAP results and the following reconciliations to corresponding U.S. GAAP financial measures, allow a better understanding of factors and trends affecting our business.

Combined segment profit is not a financial measure recognized under U.S. GAAP. Combined segment profit represents our combined earnings before interest, taxes, depreciation and amortization, other charges, share of income from equity investments and foreign currency transaction gains (losses), for each of our reportable business segments. This measure is most directly comparable to the U.S. GAAP financial measure net income (loss). Some of the significant limitations associated with the use of combined segment profit as compared with net income (loss) are that combined segment profit does not consider the amount of required reinvestment in depreciable fixed assets, interest expense, gains or losses on foreign currency transactions, income tax expense or benefit and similar items on our results of operations. Combined segment profit also ignores the impact on our results of operations of items that management believes are not characteristic of our underlying business operations. We compensate for these limitations by using combined segment profit to measure profit or loss on a combined segmental basis and not to determine our consolidated results of operations.

We believe combined segment profit is helpful for understanding our performance and assessing our prospects for the future, and that it provides useful supplemental information to investors. In particular, this non-U.S. GAAP financial measure reflects an additional way of viewing aspects of our operations that, when viewed with our U.S. GAAP results and the reconciliations to net income (loss), provide a more complete understanding of factors and trends affecting our business. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare combined segment profit (loss) with other companies’ non-U.S. GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for net income (loss) or other measures of financial performance reported in accordance with U.S. GAAP.

Reconciliation of

Combined Segment Profit to US GAAP net loss

	Three Months Ended March 31,
	2004	2003
	(in millions)

Combined segment profit	$358.5	$250.4
Reconciling items:
Other charges	(0.9)	(2.9)
Depreciation and amortization	(353.6)	(334.2)
Interest income and other, net	3.0	2.7
Interest expense	(137.9)	(176.5)
Share of income from equity investments	1.2	0.1
Foreign currency transaction gains (losses)	12.9	(3.4)
Income tax expense	(3.5)	(16.2)
Subtotal	(478.8)	(530.4)
Net (loss)	$(120.3)	$(280.0)

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

We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in UK pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of March 31, 2004, $494.3 million, net of unamortized discount of $132.9 million, or 9.0% of our long-term debt, net of unamortized discount, was in U.S. dollars. Following our refinancing transaction, $801.6 million, or 14.4% of our long-term debt is denominated in currencies other than UK pounds.  The refinancing transaction extends the maturities on substantially all of our debt and lowers our weighted average interest expense. In addition, we entered into several derivative financial instruments including interest rate and foreign currency contracts to modify the cash flow risk exposures in connection with the issued debt.

Because the revenues and expenses from our principal operations are denominated primarily in pounds, but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations. The aggregate potential increase in our net loss from a hypothetical one percent fall in the U.S. dollar to UK pound exchange rate would have been approximately $3.7 million for the three months ended March 31, 2004.

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.  The following table provides information as of March 31, 2004, about our long-term fixed and variable interest rate debt by maturity that are sensitive to changes in interest rates and foreign currency exchange rates (in millions, except percentages):

	Nine months
	ended							Fair Value
	December 31,	Year ended December 31,						March 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2004

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	$517.3	$109.9	—	$627.2	$635.5
Average interest rate				11.2%	9.125%

UK Pound
Fixed rate	—	—	—	—	£135.0	—	£135.0	£139.1
Average interest rate					10.0%
Average forward exchange rate					1.6871

UK Pound
Variable Rate	—	£2,350.0	—	—	—	—	£2,350.0	£2,350.0
Average interest rate		LIBOR plus 2.5%
Average forward exchange rate		1.7394

UK Pound
Variable Rate	—	—	£20.0	£180.0	—	—	£200.0	£200.0
Average interest rate			LIBOR plus 5.5%	LIBOR plus 5.5%
Average forward exchange rate			1.7088	1.6932

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

 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NTL Europe, Inc and some of its former officers, including Barclay Knapp, our former president and chief executive officer, have been named as defendants in a number of purported securities class action lawsuits and one individual action brought by former NTL Europe, Inc stockholders. The complaints in those cases generally allege that the defendants failed to disclose NTL Europe’s financial condition, finances and future prospects accurately in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. The defendants filed motions to dismiss the actions and, on July 31, 2003, the court entered an order dismissing the complaint in the individual action without prejudice to filing an amended complaint and deferred its decision on the complaint in the class action lawsuits. On August 20, 2003, the plaintiff in the individual action filed an amended complaint. The defendants filed motions to dismiss the amended complaint in the individual actions. Accordingly the motions to dismiss all actions are now currently pending. We do not know of any facts that would support these allegations, and the defendants have informed us that they intend to defend these lawsuits vigorously. While NTL Europe has been released from personal monetary liability in these actions as a result of the completion of the Plan, the case remains pending against NTL Europe and the individuals named as defendants. We have not been named as a defendant. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York. We may be liable for indemnification claims from some of our officers and directors, including Mr. Knapp, to the extent our insurance coverage is insufficient.

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

On March 16, 2004, in an action to which we are not a party, a state court in New York granted the summary judgment motion of a U.S. broker dealer to require that “when-issued” trading in our common stock prior to the completion of the Plan be settled on an adjusted basis by the parties to the action in a manner to be set forth in an order of the state court, which has not yet been entered. On March 30, 2004, Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold us liable for alleged damages attributable to some of their trading in our common stock on a “when-issued” basis prior to our reorganization under Chapter 11 in the event that the settlement of trades is required on an unadjusted basis.

We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operation or cash flow.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

For a discussion on the refinancing and use of proceeds that occurred shortly after March 31, 2004, see Item 5 Other Information — Refinancing Transaction below.

(e)           Issuer Purchases of Equity Securities

Stock repurchases during the three months ended March 31, 2004 were as follows:

(d) Maximum
Approximate
Dollar Value of
					(c) Total Number	Shares that
					of Shares	May
					Purchased as	Yet Be
					Part of	Purchased
					Publicly	under the
					Announced	Plans or
	(a) Total Number of		(b) Average Price		Plans or	Programs
Period	Shares Purchased		Paid Per Share		Programs	(Millions)
January 1 - 31, 2004	—		—		—	—
February 1 - 29, 2004	—		—		—	—
March 1 - 31, 2004	29,766	(1)	$59.31	(2)	—	—
Total	29,766		$59.31		—	—

(1)           On March 31, 2004, 66,668 shares of 200,000 shares of restricted stock previously granted to our chairman, James Mooney, vested.  29,766 of these shares of our common stock were held back by us.  These 29,766 shares had a value on that date of $1,765,542.53, representing the amount of US and state taxes we remitted on Mr. Mooney's behalf for the income he recognized upon the vesting of these 66,668 shares of restricted stock.  The number of shares we withheld was greater than was legally required. We intend to adjust the amount of this withholding, which will result in the return to Mr. Mooney of approximately 6,600 shares withheld upon receipt of a refund from the Internal Revenue Service.

(2)           Based on a total market value of $1,765,542.53 as of March 31, 2004 for 29,766 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the three months ended March 31, 2004.

ITEM 5.  OTHER INFORMATION

Refinancing Transaction

On April 13, 2004, our wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. The notes were offered and sold under Rule 144A and Regulation S.

Also, on April 13, 2004, we entered into a new fully underwritten £2,425 million senior secured credit facility, which we refer to as our new credit facility, which includes a £250 million revolving tranche.  On April 14, 2004 we drew down £2,175 million of our new credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, we used to repay our senior credit facility.

The remaining proceeds from the notes offering after transaction costs, together with cash on hand, will be used to redeem the 10% Senior Sterling Notes due 2008 and 9 1/8% Senior Notes due 2008 of Diamond , a wholly owned subsidiary of Diamond Cable Communications Limited, which we refer to as the Diamond notes, redeem the 11.2% Senior Discount Debentures due 2007 of NTL Triangle, which we refer to as the Triangle debentures.  On April 13, 2004, we issued notices to the trustees of the Diamond notes and Triangle debentures notifying them of our intention to redeem the notes and debentures on May 13, 2004.

As a consequence of the refinancing transaction, other assets representing deferred financing costs of $121.1 million at March 31, 2004, and the unamortized discount of $170.4 million at March 31, 2004 on the Diamond notes and the Triangle debentures will be expensed in the three months ended June 30, 2004.  In addition, the premium payable of approximately $11 million on the redemption of the Diamond notes will also be expensed in the three months ended June 30, 2004.

Derivative Financial Instruments

In April 2004, we issued long-term debt in sterling, U.S. dollars and euros based on market conditions at the time of financing.  We use derivative financial instruments to manage certain foreign currency and interest rate exposures associated with the debt.  Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative financial instruments thereby reducing volatility in earnings and cash flows.  We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposures to be managed nor do we enter into or hold derivatives for trading purposes.  The use of derivative financial instruments is subject to internal policies that provide guidelines for control, counterparty risk and ongoing monitoring and reporting of such activities.

In April 2004, subsequent to the refinancing, we entered into several derivative financial instruments including interest rate and foreign currency contracts to modify the cash flow risk exposures in connection with the issued debt.  The following specific transactions were executed:

1.               U.S. dollar/sterling forward contracts to buy $212.5 million in five years time to manage variability in the future cash flows resulting from changes in exchange rates associated with the potential principal repayment of the U.S. dollar denominated 8.75% senior notes referred to above.

2.               Cross-currency interest swaps to manage the variability in the future cash flows resulting from changes in exchange rates associated with all coupon payments on the U.S. dollar denominated 8.75% senior notes through 2009.

3.               An interest rate swap that converts £1.2 billion of our senior floating rate debt to fixed-rate debt.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments through April 2007.

The above transactions will be accounted for in accordance with provisions of SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” as amended by SFAS No. 137 “Accounting for Derivatives and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133”.

Restructuring of Call Centers

On April 7, 2004, we announced the consolidation over the next 18 months of our 13 customer service call centers, which support our ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, we expect that in the medium term we will be able to deliver a higher level of customer service with up to 1,500 fewer employees. We expect to incur approximately £25 million, or $46 million, of costs to execute this program.

CEO Employment Agreement

On May 6, 2004, we entered into a new employment agreement with our chief executive officer, Simon Duffy.  The agreement provides for Mr. Duffy to serve as our as our chief executive officer for three years at an annual base salary of £500,000, retroactive to August 15, 2003.  We will also make to Mr. Duffy a retroactive pro-rata bonus payment for 2003.  Under the revised agreement, Mr. Duffy will receive an annual pension contribution of 20% of his base salary and other benefits, including severance, substantially similar to his previous employment agreement.  In addition, we granted Mr. Duffy an option to purchase 200,000 shares of our common stock at an exercise price of $0.01 per share.  Half of this option would vest in three equal annual installments commencing on August 15, 2004, and the other half of this option would vest in three equal annual installments upon satisfaction of annual performance goals, in each case subject to continued employment with us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits.

10.1	Employee Agreement, dated as of May 6, 2004, between NTL Incorporated and Simon Duffy.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)                     Reports on Form 8-K.

During the quarter ended March 31, 2004, we filed the following Forms 8-K:

•                  March 4, 2004, relating to our earnings release for the three months and year ended December 31, 2003;

•                  March 4, 2004, relating to our press release announcing our refinancing transaction;

•                  March 19, 2004, relating to our press release announcing the launching of our refinancing transaction;

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED

Date: May 7, 2004	By:	/s/ Simon P. Duffy
Simon P. Duffy
Chief Executive Officer, President and Director

Date: May 7, 2004	By:	/s/ Scott E. Schubert
Scott E. Schubert
Chief Financial Officer