Form 10-Q
period 2004-06-30
NTL INC
filed 2004-08-06
CIK 906347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of July 30, 2004 was 87,496,304.

NTL INCORPORATED
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in our Form 10-K that was filed with the SEC on March 11, 2004, as well as:

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

Exchange Rates

The following tables set forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00 and U.S. dollars per € 1.00. The noon buying rate of the pound sterling on June 30, 2004 was $1.8126 per £1.00 and the noon buying rate of the euro on June 30, 2004 was $1.2179 per €1.00.

	U.S. Dollars per £1.00
Six Months Ended June 30,	Period End	Average(1)	High	Low

2003	1.65	1.62	1.68	1.55
2004	1.81	1.82	1.90	1.75

	U.S. Dollars per €1.00
Six Months Ended June 30,	Period End	Average(1)	High	Low

2003	1.15	1.11	1.19	1.04
2004	1.22	1.23	1.29	1.18

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

Unless we otherwise indicate, all amounts in U.S. dollars as of June 30, 2004 are based on an exchange rate of $1.8126 to £1.00, all amounts disclosed for the six months ended June 30, 2004 are based on an average exchange rate of $1.8227 to £1.00, and all amounts disclosed for the six months ended June 30, 2003 are based on an average exchange rate of $1.6108 to £1.00. All amounts in U.S. dollars as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended June 30, 2003 and 2004 are determined by subtracting the U.S. dollar converted financial result for the three months ended March 31, 2003 and 2004 from the U.S. dollar converted financial result for the six months ended June 30, 2003 and 2004, respectively. The variation between the 2003 and 2004 exchange rates has impacted the dollar comparisons.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(See Note)

Assets
Current assets
Cash and cash equivalents	$183.9	$795.9
Accounts receivable - trade, less allowance for doubtful accounts of $41.4 (2004) and $28.8 (2003)	451.7	405.3
Prepaid expenses	119.6	85.2
Other current assets	39.4	55.8
Total current assets	794.6	1,342.2

Fixed assets, net	7,659.4	7,880.5
Reorganization value in excess of amounts allocable to identifiable assets	545.6	539.1
Customer lists, net of accumulated amortization of $338.2 (2004) and $221.9 (2003)	1,084.8	1,178.9
Investments in and loans to affiliates, net	2.0	2.3
Other assets, net of accumulated amortization of $4.1 (2004) and $70.1 (2003)	236.3	229.8

Total assets	$10,322.7	$11,172.8

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(See Note)

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$284.7	$260.0
Accrued expenses	584.9	633.1
Accrued construction costs	34.3	33.6
Interest payable	65.4	194.6
Deferred revenue	287.3	269.9
Other current liabilities	30.3	27.1
Current portion of long-term debt	71.1	2.3

Total current liabilities	1,358.0	1,420.6

Long-term debt, net of current portion	5,431.2	5,728.4

Deferred revenue and other long-term liabilities	333.4	325.7
Deferred income taxes	0.2	0.1
Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $.01 par value; authorized 5.0 (2004 and 2003) shares; issued and outstanding none	—	—
Common stock - $.01 par value; authorized 400.0 (2004 and 2003) shares; issued and outstanding 87.5 (2004) and 86.9 (2003) shares	0.9	0.9
Additional paid-in capital	4,358.5	4,325.0
Unearned stock-based compensation	(31.7)	(15.0)
Accumulated other comprehensive income	395.2	341.3
Accumulated (deficit)	(1,523.0)	(954.2)
Total shareholders’ equity	3,199.9	3,698.0

Total liabilities and shareholders’ equity	$10,322.7	$11,172.8

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenue	$1,055.5	$892.5	$2,131.6	$1,768.4

Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(452.9)	(389.2)	(924.2)	(797.8)
Selling, general and administrative expenses	(236.9)	(223.9)	(483.2)	(440.8)
Other charges	(26.9)	(20.9)	(27.8)	(23.8)
Depreciation	(295.3)	(290.7)	(591.8)	(575.1)
Amortization	(56.2)	(50.4)	(113.3)	(100.2)

Total costs and expenses	(1,068.2)	(975.1)	(2,140.3)	(1,937.7)

Operating (loss)	(12.7)	(82.6)	(8.7)	(169.3)

Other income (expense)
Interest income and other, net	6.5	3.2	9.5	5.9
Interest expense	(127.3)	(186.9)	(265.2)	(363.4)
Loss on extinguishment of debt	(290.1)	—	(290.1)	—
Share of income (loss) from equity investments	1.0	(1.6)	2.2	(1.5)
Foreign currency transaction (losses) gains	(25.3)	21.0	(12.4)	17.6

(Loss) before income taxes	(447.9)	(246.9)	(564.7)	(510.7)
Income tax (expense)	(0.6)	(12.6)	(4.1)	(28.8)

Net (loss)	$(448.5)	$(259.5)	$(568.8)	$(539.5)

Basic and diluted net (loss) per common share	$(5.16)	$(4.36)	$(6.55)	$(9.07)

Average number of shares outstanding	87.0	59.5	86.9	59.5

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)(in millions, except per share data)

	Preferred Stock		Common Stock		Additional	Unearned
	$.01 Par Value		$.01 Par Value		Paid-In	Stock-Based
	Shares	Par	Shares	Par	Capital	Compensation

Balance, December 31, 2003	—	—	86.9	$0.9	$4,325.0	$(15.0)
Exercise of stock options	—	—	0.5	—	5.0	—
Stock option grants at fair value	—	—	—	—	22.2	(22.2)
Repurchase of restricted stock	—	—	—	—	(1.8)	—
Issuance of restricted stock	—	—	0.1	—	4.2	(4.2)
Issuance of shares	—	—	—	—	3.9	(3.9)
Restricted stock amortized to operations	—	—	—	—	—	1.4
Issuance of stock amortized to operations	—	—	—	—	—	3.6
Stock options amortized to operations	—	—	—	—	—	8.6
Comprehensive loss:
Net loss for the six months ended June 30, 2004	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Net unrealized gains on derivatives	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—
Total

Balance, June 30, 2004	—	$—	87.5	$0.9	$4,358.5	$(31.7)

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Continued)

(unaudited) (in millions, except per share data)

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized Gains on Derivatives	Accumulated (Deficit)	Total

Balance, December 31, 2003		$342.0	$(0.7)	$—	$(954.2)	$3,698.0
Exercise of stock options		—	—	—	—	5.0
Stock option grants at fair value		—	—	—	—	—
Repurchase of restricted stock		—	—	—	—	(1.8)
Issuance of restricted stock		—	—	—	—	—
Issuance of shares		—	—	—	—	—
Restricted stock amortized to operations		—	—	—	—	1.4
Issuance of stock amortized to operations		—	—	—	—	3.6
Stock options amortized to operations		—	—	—	—	8.6
Comprehensive loss:
Net loss for the six months ended June 30, 2004	$(568.8)	—	—	—	(568.8)	(568.8)
Currency translation adjustment	51.9	51.9	—	—	—	51.9
Net unrealized gains on derivatives	2.0	—	—	2.0	—	2.0
Pension liability adjustment	—	—	—	—	—	—
Total	$(514.9)

Balance, June 30, 2004		$393.9	$(0.7)	$2.0	$(1,523.0)	$3,199.9

See accompanying notes.

 NTL INCOPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)(in millions)

	Six months ended June 30,
	2004	2003

Net cash provided by operating activities	$280.8	$236.4

Investing activities
Purchase of fixed assets	(234.2)	(299.7)
Investments in and loans to affiliates	2.5	2.3
Decrease in other assets	—	2.1
Purchase of marketable securities	—	(17.1)
Proceeds from sale of assets	4.2	—
Proceeds from sale of marketable securities	—	22.3

Net cash (used in) investing activities	(227.5)	(290.1)

Financing activities
Proceeds from employee stock option exercises	5.0	—
Proceeds from new borrowings, net	5,275.7	—
Principal payments on long-term debt	(5,942.2)	(4.8)

Net cash (used in) financing activities	(661.5)	(4.8)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	11.8

(Decrease) in cash and cash equivalents	(612.0)	(46.7)
Cash and cash equivalents, beginning of period	795.9	640.7

Cash and cash equivalents, end of period	$183.9	$594.0

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$354.2	$245.2
Income taxes paid	—	—

See accompanying notes.

NTL INCORPORATED

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, or our 2003 Annual Report.

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

Net loss and net loss per share for the three and six months ended June 30, 2003 have been revised to show the effect of the adoption of SFAS No. 123 “Accounting for Stock-Based Compensation” as of  January 1, 2003 and the completion of our rights offering in November 2003.  As a result of the adoption of SFAS No. 123 on January 1, 2003, we recorded compensation expense of $1.9 million and $2.3 million for the three and six months ended June 30, 2003 respectively. Owing to the effect of the rights offering, the average number of shares outstanding for the three and six months ended June 30, 2003 increased by 9.0 million shares.

	Three months ended	Six months ended
	June 30, 2003	June 30, 2003
	(in millions, except per share data)

Net loss, as previously reported	$(257.6)	$(537.2)
Effect of adoption of SFAS No. 123	(1.9)	(2.3)
Net loss, revised	$(259.5)	$(539.5)

Net loss per share, as previously reported	$(5.10)	$(10.64)
Effect of rights offering	0.77	1.61
Effect of adoption of SFAS No. 123	(0.03)	(0.04)
Net loss per share, revised	$(4.36)	$(9.07)

Basic and diluted net loss per share is computed by dividing the net loss by the average number of shares outstanding during the three and six months ended June 30, 2004 and 2003, as adjusted for the effect of the rights offering in November 2003. Options to purchase 3.1 million shares and 0.2 million shares of restricted stock at June 30, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Number of shares outstanding at start of period (1)	86.9	50.5	86.8	50.5
Issues of common stock	0.1	—	0.1	—
Adjustment for the effect of the rights offering	—	9.0	—	9.0
Average shares outstanding	87.0	59.5	86.9	59.5

(1)               Excludes 0.1 million shares of restricted stock

Note 2 – Stock Based Compensation

Our stock-based employee compensation plans are described more fully in Note 11 of our 2003 Annual Report. Effective as of January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. For the three and six months ended June 30, we expensed $8.8 million and $12.6 million, respectively, in 2004 and $3.9 million and $4.3 million, respectively, in 2003, related to stock-based compensation.

The following weighted-average assumptions have been used in the Black-Scholes option pricing model for 2004 and 2003:

	For the six months ended June 30,
	2004	2003

Risk-free Interest Rate	3.95%	3.90%
Expected Dividend Yield	0%	0%
Expected Volatility	0.85	0.638
Expected Lives	3.4	3.5

A summary of the activity and related information for stock options for the six months ended June 30, 2004 and 2003 is as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	(unaudited)
	(in millions)		(in millions)

Outstanding-beginning of period	3.2	$13.85	—	$—
Granted	0.5	41.63	3.8	13.34
Exercised	(0.5)	12.73	—	—
Expired	—	—	—	—
Forfeited	(0.1)	13.01	(0.1)	15.00
Outstanding-end of period	3.1	$18.75	3.7	$13.30

Exercisable at end of the period	0.5	$14.23	—	$—
Weighted-average grant date fair value of options granted during the period		$55.61		$5.76

Exercise prices for options outstanding as of June 30, 2004 ranged from $0.01 to $71.60. The weighted-average remaining contractual life of those options is 9.3 years.

Note 3 – Employee Benefit Plans

Effective December 31, 2003, we adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three Months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(unaudited) (in millions)

Service costs	$3.1	$3.0	$6.2	$5.8
Interest costs	6.3	5.3	12.7	10.3
Expected return on plan assets	(6.3)	(5.2)	(12.8)	(10.0)
Amortization of transition obligation	—	—	—	—
Amortization of prior service costs	—	—	—	—
Recognized actuarial loss	—	—	—	—
Net periodic benefit costs	$3.1	$3.1	$6.1	$6.1

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $26.6 million to our pension plans in 2004. For the three and six months ended June 30, 2004, we contributed $6.7 million and $13.6 million to our pension plans. We presently anticipate contributing an additional $13.6 million to fund our pension plans in 2004 for a total of $27.2 million.

Note 4 - Fixed Assets

Fixed assets consist of (in millions):

	Estimated	June 30,	December 31,
	Useful Life	2004	2003
	(unaudited)

Operating equipment
Towers and transmission facilities	8 - 30 years	$374.1	$355.3
Cable distribution plant	8 - 30 years	6,345.8	6,232.7
Switches and headends	8 - 10 years	577.6	557.4
Customer premises equipment	5 - 10 years	1,276.1	1,133.5
Other operating equipment	8 - 20 years	147.8	145.2
Total operating equipment		8,721.4	8,424.1

Other equipment
Land	—	31.3	30.8
Buildings	30 years	275.3	271.4
Leasehold improvements	20 years or, if less, the lease term	174.1	171.6
Computer infrastructure	3 - 5 years	201.7	171.3
Other equipment	5 - 12 years	73.9	72.9
Total other equipment		756.3	718.0

		9,477.7	9,142.1
Accumulated depreciation		(1,953.8)	(1,345.3)

		7,523.9	7,796.8

Construction in progress		135.5	83.7

		$7,659.4	$7,880.5

Note 5 - Intangible Assets

Customer Lists

Estimated aggregate amortization expense relating to customer lists for each of the five succeeding fiscal years from December 31, 2003 is as follows: $225.5 million in 2004, $225.5 million in 2005, $223.8 million in 2006, $222.6 million in 2007 and $90.1 million in 2008.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the six months ended June 30, 2004 is as follows (in millions) (unaudited):

Reorganization value in excess of amounts allocable to identifiable assets - December 31, 2003	$539.1
Foreign currency exchange translation adjustments	9.3
Adjustment to deferred tax accounts	(2.8)

Reorganization value in excess of amounts allocable to identifiable assets - June 30, 2004	$545.6

The increase in reorganization value in excess of amounts allocable to identifiable assets during the six months ended June 30, 2004 includes a tax benefit of approximately $2.8 million that is attributable to the use of tax attributes that existed as of the Effective Date.  The deferred tax asset attributable to these tax attributes had previously been offset by a valuation allowance.

Note 6 - Long-Term Debt

Long-term debt consists of (in millions):

	June 30,	December 31,
	2004	2003
	(unaudited)

NTL Cable PLC:
8.75% Senior Notes due 2014	$425.0	$—
9.75% Sterling Senior Notes due 2014	679.7	—
8.75% Euro Senior Notes due 2014	274.0	—
Floating Rate Senior Notes due 2012	100.0	—
NTL Investment Holdings Limited and subsidiaries:
Senior Credit Facility	3,949.2	4,968.6
Other	68.9	68.5
NTL (Triangle) LLC:
11.2% Senior Discount Debentures, less unamortized discount of $115.4 (2003)	—	401.9
Other	2.4	2.9
Diamond Holdings Limited:
10% Senior Sterling Notes, less unamortized discount of $38.7 (2003)	—	202.2
9 1/8% Senior Notes, less unamortized discount of $26.5 (2003)	—	83.4
Other	3.1	3.2

	5,502.3	5,730.7
Less: current portion	(71.1)	(2.3)

	$5,431.2	$5,728.4

The effective interest rates on the variable interest rate debt were as follows:

	June 30,	December 31,
	2004	2003

Floating Rate Senior Notes due 2012	6.14%	—
Senior Credit Facility
Revolving Facility	—	6.55%
Term Facility	6.76%	9.05%

We completed our refinancing transaction from which we raised approximately $5.9 billion of new indebtedness. The refinancing transaction extended the maturities on substantially all of our debt and lowered our weighted average interest expense. In particular:

•                  On April 13, 2004, our wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012, together referred to as the Senior Notes. The Senior Notes were offered and sold under Rule 144A and Regulation S.

•                  Also, on April 13, 2004, we entered into a new fully underwritten £2,425 million senior secured credit facility, which we refer to as our new credit facility, and which includes a £250 million revolving tranche.  On April 14, 2004 we drew down £2,175 million of our new credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, we used to repay our then-existing senior credit facility. At June 30, 2004, the revolving facility is undrawn. The senior credit facility is secured over most of our assets.

•                  The remaining proceeds from the notes offering, together with cash on hand, were used on May 13, 2004 to redeem the 10% Senior Sterling Notes due 2008 and 9 1/8% Senior Notes due 2008 of Diamond, a wholly owned subsidiary of Diamond Cable Communications Limited, which we refer to as the Diamond notes, redeem the 11.2% Senior Discount Debentures due 2007 of NTL Triangle, which we refer to as the Triangle debentures, and to pay transaction costs.

The refinancing transaction resulted in a loss on extinguishment of debt as follows (in millions) (unaudited):

Redemption price		$5,508.9
Net carrying amount:
Face value	$5,497.5
Unamortized discount	(163.3)
Unamortized issue costs	(115.4)
		5,218.8

Loss on extinguishment of debt		$290.1

Note 7 – Derivative Instruments and Hedging Activities

Following our refinancing, we continue to be exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, a substantial portion of our revenues and operating costs are earned and paid in pound sterling and, to a lesser extent, euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars.  As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness.

Our objective in managing our exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we enter into derivative financial instruments. We have established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed nor do we enter into derivatives for trading or speculative purposes.

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, we recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income.  Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction.  Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

As of June 30, 2004, we recorded in Other Assets an amount of $6.1 million representing the fair value of our interest rate swaps and we recorded in Deferred Revenue and Other Long-Term Liabilities an amount of $11.0 million, comprising $6.9 million and $4.1 million representing the fair value of our foreign currency forward contracts and cross-currency interest rate swaps, respectively.

Interest Rate Swaps - Hedging of Interest Rate Sensitive Obligations

As of June 30, 2004, we had entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,200 million of our outstanding senior credit facility, which accrues at variable rates based on six-month LIBOR. The interest rate swaps allow us to receive interest based on six-month LIBOR in exchange for payments of interest at fixed rates of 5.30%. The interest rate swaps become effective on October 14, 2004 and mature on April 14, 2007.

We have designated these interest rate swaps as cash flow hedges under SFAS No. 133 because they hedge against changes in the amount of future cash flows attributable to changes in six-month LIBOR. As of June 30, 2004, we recorded $6.1 million of unrealized gain in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Cross Currency Interest Rate Swaps - Hedging the Interest Payments of our U.S. dollar 8.75% Senior Notes due 2014

As of June 30, 2004, we had entered into cross-currency interest rate swaps with a principal amount of $425 million to hedge the pound sterling value of the interest payments on the 8.75% Senior Notes due 2014, which are denominated in U.S. dollars. Under the cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% in exchange for payment of interest in pound sterling at a fixed rate of 9.42% based on the pound sterling equivalent of $425 million. The net settlement of $0.5 million under the hedge is included within interest expense for the three and six months ended June 30, 2004.

We have designated the cross-currency swaps as cash flow hedges of the changes in the pound sterling value of the interest payments on our US dollar denominated Senior Notes that result from changes in the U.S. dollar pound sterling exchange rate. As of June 30, 2004, we recorded $4.1 million of unrealized loss in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these cross currency interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Foreign Currency Forward Rate Contracts - Hedging the Principal Obligations of our U.S. dollar 8.75% Senior Notes due 2014

As of June 30, 2004, we have entered into foreign currency forward rate contracts to purchase $318.75 million maturing on April 14, 2009.  The contracts hedge changes in the pound sterling value of the principal obligation of the 8.75% Senior Notes due 2014 caused by changes in the U.S. dollar pound sterling exchange rate.

These forward rate contracts have not been designated as hedges and therefore do not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of our US dollar denominated debt into our functional currency pound sterling in accordance with SFAS 52, Foreign Currency Translation. Changes in fair value of these contracts are reported with foreign exchanges gains (losses).

Net changes in the fair value of the forward rate contracts recognized in net (loss) for the three and six months ended June 30, 2004 were as follows (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net change in fair value of forward rate contracts	$6.9	$—	$6.9	$—

Note 8 - Other Charges Including Restructuring Charges

Other charges of $26.9 million and $27.8 million for the three and six months ended June 30, 2004, respectively, represent the costs incurred in connection with our call center consolidation program. The costs include $22.6 million for involuntary employee termination and related costs for approximately 2,300 employees, of whom approximately 400 were terminated by June 30, 2004 and $5.2 million for other costs. On April 7, 2004, we announced the consolidation over the next 18 months of our 13 customer service call centers, which support our ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, we expect that in the medium term we will be able to deliver a higher level of customer service with up to 1,500 fewer employees. As of June 30, 2004, we have incurred £15.3 million, or $27.8 million, and we expect to incur approximately £25 million, or $45 million, of costs to execute this program.

Other charges of $20.9 million and $23.8 million for the three and six months ended June 30, 2003, respectively, were restructuring charges primarily for involuntary employee termination and related costs. These costs were incurred for approximately 635 employees, all of whom were terminated by June 30, 2004. The restructuring charges in 2003 related to our actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas.

The following table summarizes the restructuring charges incurred and utilized in the six months ended June 30, 2004 (in millions) (unaudited):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total

Balance, December 31, 2003	$—	$72.1	$0.5	$0.5	$73.1
Foreign currency exchange translation adjustments	—	0.7	—	—	0.7
Released	—	—	—	—	—
Charged to expense	22.6	—	—	5.2	27.8
Utilized	(3.8)	(9.4)	(0.1)	(5.2)	(18.5)
Balance, June 30, 2004	$18.8	$63.4	$0.4	$0.5	$83.1

Note 9 - Related Party Transactions

We have entered into several transactions with related parties as described below.

Stockholder Participation

Some of our significant stockholders were holders of the Diamond notes and the NTL Triangle debentures which were redeemed on May 13, 2004 in connection with the refinancing transaction. Some of these stockholders or other of our significant stockholders, including W.R. Huff Asset Management, which is a significant participant in the market for non-investment grade debt securities, acquired a substantial quantity of the notes issued in the refinancing transaction.

Advisory Fees

In connection with our rights offering in November 2003, we entered into separate participating purchase agreements with each of W.R. Huff Asset Management and Franklin Mutual Advisers. Pursuant to the agreements, and for their participation in the rights offering, some affiliates and managed accounts for which W.R. Huff Asset Management acts as an investment adviser were paid a fee of $5.3 million on March 24, 2004 and some funds for which Franklin Mutual Advisers acts as agent or investment adviser were paid a fee of $3.1 million on November 24, 2003 and $0.3 million on March 17, 2004.

In consideration for financial and business advisory services provided to us in connection with our refinancing transaction completed in April 2004, W.R. Huff Asset Management was paid $7.5 million on April 22, 2004. Our board also granted to each of Eric Koza and Karim Samii, both employees of W.R. Huff Asset Management, the right to receive 20,000 restricted shares of our common stock under the Amended and Restated 2004 NTL Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting of stockholders in May 2004. The restricted stock award was made in consideration of financial and business advisory services provided to us by Messrs. Koza and Samii. Shares authorized under the Amended and Restated 2004 NTL Stock Incentive Plan, including those granted to Messrs. Koza and Samii, were registered under a registration statement on Form S-8 that we filed with the SEC on May 6, 2004.

Note 10 - Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2004 and 2003 was $501.8 million and $514.9 million, respectively, in 2004 and $124.5 million and $446.4 million, respectively, in 2003.  Comprehensive loss comprises (in millions) (unaudited):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Net loss for period	$(448.5)	$(259.5)	$(568.8)	$(539.5)
Currency translation adjustment	(55.3)	135.0	51.9	93.1
Net unrealized gains on derivatives	2.0	—	2.0	—
Pension liability adjustment	—	—	—	—
Comprehensive loss	$(501.8)	$(124.5)	$(514.9)	$(446.4)

Note 11 - Commitments and Contingent Liabilities

At June 30, 2004, we were committed to pay $426.3 million for equipment and services and for investments in and loans to affiliates.  This amount includes $107.8 million for operations and maintenance contracts and other commitments from July 1, 2005 to June 30, 2006.  The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended June 30
2005	$318.5
2006	107.8
2007	—
2008	—
2009	—

$426.3

We are involved in certain disputes and litigation arising in the ordinary course of our business.  None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Our banks have provided guarantees in form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended June 30
2005	$0.7
2006	17.5
2007	—
2008	—
2009	—
Thereafter	15.0

$33.2

Note 12 - Segment Data

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

Our reportable segments are supported by various central shared services, including ntl: networks, which manages our UK national network. Other shared services include finance, information technology or IT, and human resources. Shared services also include assets and related depreciation and amortization that are not allocated to another segment. ntl: Ireland relies upon these central shared services to a lesser extent than our other reportable segments. Stock-based compensation expense forms a component of central shared services.

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

Selected financial information for each reportable segment and the shared services division for the three and six months ended June 30, 2004 and 2003 is as follows (in millions):

	Revenues				Segment profit / (loss) (1)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003

ntl: home	$718.4	$598.2	$1,451.3	$1,178.5	$318.2	$265.1	$643.3	$509.8
ntl: business	120.5	115.3	247.8	235.5	47.8	38.8	96.0	72.6
ntl: broadcast	131.3	104.9	262.6	208.0	60.8	43.6	115.8	89.4
ntl: carriers	52.8	44.4	105.3	88.6	42.2	37.7	84.3	73.3
ntl: Ireland	32.5	29.7	64.6	57.8	11.0	9.0	22.2	16.9
Shared services	—	—	—	—	(114.3)	(114.8)	(237.4)	(232.2)

Total	$1,055.5	$892.5	$2,131.6	$1,768.4	$365.7	$279.4	$724.2	$529.8

							Total assets
							June 30, 2004	December 31, 2003
							(unaudited)

ntl: home							$6,857.4	$7,041.1
ntl: business							687.7	688.6
ntl: broadcast							1,432.8	1,453.4
ntl: carriers							678.1	752.7
ntl: Ireland							228.8	233.1
Shared services (2)							437.9	1,003.9

Total							$10,322.7	$11,172.8

(1)       Represents earnings before interest, taxes, depreciation, amortization, other charges, share of income from equity investments, loss on extinguishment of debt and foreign currency transaction gains (losses).

(2)       At June 30, 2004, shared assets included $144.2 million of cash and cash equivalents and $293.7 million of other assets. At December 31, 2003, shared assets included $729.4 million of cash and cash equivalents and $274.5 million of other assets.

The reconciliation of combined segment profit to net (loss) is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Combined segment profit	$365.7	$279.4	$724.2	$529.8
Add (deduct):
Other charges	(26.9)	(20.9)	(27.8)	(23.8)
Depreciation	(295.3)	(290.7)	(591.8)	(575.1)
Amortization	(56.2)	(50.4)	(113.3)	(100.2)
Interest income and other, net	6.5	3.2	9.5	5.9
Interest expense	(127.3)	(186.9)	(265.2)	(363.4)
Loss on extinguishment of debt	(290.1)	—	(290.1)	—
Share of income from equity investments	1.0	(1.6)	2.2	(1.5)
Foreign currency transaction (losses) gains	(25.3)	21.0	(12.4)	17.6
Income tax expense	(0.6)	(12.6)	(4.1)	(28.8)

	(814.2)	(538.9)	(1,293.0)	(1,069.3)

Net loss	$(448.5)	$(259.5)	$(568.8)	$(539.5)

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

Our reportable segments are supported by various central shared services, including ntl: networks, which manages our UK national network. Other shared services include finance, IT and human resources. ntl: Ireland relies upon these central shared services to a lesser extent than our other reportable segments. Stock-based compensation expense forms a component of central shared services.

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

•                  ntl: carriers: charges for transmission, fiber and voice services provided to other telecommunications service providers over our national network in the UK and the Republic of Ireland; and

•                  ntl: Ireland: monthly fees and usage charges for cable television services and, to a lesser extent, telephone and Internet services in the Republic of Ireland.

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

•                  loss on extinguishment of debt;

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

Summary customer statistics: Selected statistics in respect of customers connected directly to our network for ntl: home for the three months ended June 30, 2004 as well as the four prior quarters are set forth in the table below.

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003

Opening customers (1)	2,923,200	2,867,900	2,809,500	2,753,300	2,713,500
Datacleanse (2)	(2,200)	(6,200)	—	—	—
Opening customers after datacleanse	2,921,000	2,861,700	2,809,500	2,753,300	2,713,500
Customer additions	166,500	160,300	153,900	158,500	129,300
Customer disconnects	106,000	98,800	95,500	102,300	89,500
Net customer movement	60,500	61,500	58,400	56,200	39,800
Closing customers (1)	2,981,500	2,923,200	2,867,900	2,809,500	2,753,300
Churn (3)	1.2%	1.1%	1.1%	1.2%	1.1%
Revenue generating units (2, 4)	5,752,600	5,636,100	5,497,800	5,364,100	5,240,700
Television	2,070,600	2,048,900	2,023,600	2,009,700	2,022,800
DTV	1,408,700	1,371,000	1,330,000	1,294,800	1,269,700
Telephone	2,593,100	2,558,400	2,525,000	2,489,800	2,453,700
Broadband	1,088,900	1,028,800	949,200	864,600	764,200
RGU/customers	1.93x	1.93x	1.92x	1.91x	1.90x
Internet dial-up and DTV access (5)	293,300	321,100	324,300	332,100	349,100
Broadband 60 day free trial	6,800	—	—	—	—
Average revenue per user (6)	£41.38	£41.91	£41.96	£41.43	£41.04

(1)          Opening and closing customers include master antenna television, or MATV customers.

(2)          Data-cleanse activity, as part of the harmonization of billing systems, resulted in a reduction of recorded customers of approximately 2,200 and an increase to revenue generating units, or RGUs, of approximately 800.  We anticipate that there may be similar adjustments to customer and RGU numbers as the data cleanse progresses during the course of this year.

(3)          Monthly customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(4)          Each telephone, television and broadband Internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers. The 6,800 60-day free trial broadband customers are excluded from the RGU numbers. The National Cable & Telecommunications Association reporting guidelines for the U.S. cable industry do not recognize dial-up Internet customers as RGUs, although they are revenue generating for us.

(5)          Dial-up Internet customers have been adjusted to exclude metered customers who have not used the service for 30 days or more. The data cleanse activity reduced dial-up internet customers by approximately 20,000.

(6)          Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenues generated from the provision of telephone, cable television and Internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers in that month. Quarterly ARPU is the average of the three months in that quarter.

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

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our new credit facility, will be sufficient for our cash requirements through June 2005. However, our cash requirements after that time may exceed, perhaps significantly, these sources of cash.

Capital expenditures include amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, costs are capitalized based upon estimated allocations. The labor and overhead costs capitalized in the three and six months ended June 30, 2004 was £15.8 million and £31.8 million, or $28.5 million and $57.9 million, respectively, and in the three and six months ended June 30, 2003 was £20.7 million and £44.4 million, or $33.5 million and $71.5 million, respectively.

The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets (in millions, except percentage amounts).

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Labor and overhead costs capitalized	$28.5	$33.5	$57.9	$71.5
Total operating costs and selling, general and administrative expenses	689.8	613.1	1,407.4	1,238.6
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	4.1%	5.5%	4.1%	5.8%
Purchase of fixed assets	129.5	114.5	234.2	299.7
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	22.0%	29.3%	24.7%	23.9%

Currency Movements.  We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds sterling and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound sterling declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. As of June 30, 2004, $920.2 million, or 16.7% of our long-term debt, was denominated in U.S. dollars.

Because revenues and expenses from our principal operations are denominated primarily in pounds sterling but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations.

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

Integration of Billing Systems.  Our historical growth through acquisitions has resulted in numerous billing systems and incompatible technology infrastructure. We are in the process of merging most of these systems onto a single set of platforms for use by our ntl: home and ntl: business segments. We expect this integration to reduce costs and improve customer call center efficiencies. Through June 30, 2004, we have expended approximately £73 million, or $124 million, of which approximately £17 million, or $31 million, was incurred in 2004. We currently expect the total cost of the integration to be approximately £89 million, or $153 million. Additionally, we are currently re-phasing the project and now expect the integration to be completed in the first quarter of 2005.

Call Center Consolidation. On April 7, 2004, we announced the consolidation over the next 18 months of our 13 customer service call centers, which support our ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As a result of these investments, we expect that in the medium term we will be able to deliver a higher level of customer service with up to 1,500 fewer employees. As of June 30, 2004, we have incurred £15.3 million, or $27.8 million, and we expect to incur approximately £25 million, or $45 million, of costs to execute this program.

If the integration of our billing systems or the consolidation of our call centers are not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenues from our customers which, depending on the severity of the failure, could have a material adverse effect on our business.

Consolidated Results of Operations

Three months ended June 30, 2004 and 2003

Revenues

For the three months ended June 30, 2004, consolidated revenues increased by 18.3% to $1,055.5 million from $892.5 million for the same period in 2003. Revenues expressed in pounds sterling increased by 6.0% to £584.4 million from £551.3 million for the same period. This increase is substantially due to higher revenues in ntl: home primarily a result of more customers subscribing to our broadband Internet services and our telephony services.

Expenses

Operating Costs.  For the three months ended June 30, 2004, operating costs, including network expenses, increased by 16.4% to $452.9 million from $389.2 million for the same period in 2003, and operating costs expressed in pounds sterling increased by 4.4% to £250.8 million compared with £240.3 million for the same period in 2003. Operating costs as a percentage of revenues decreased to 42.9% for the three months ended June 30, 2004, from 43.6% for the same period in 2003 primarily because revenue increases were focused on higher margin products and customers.

Selling, general and administrative expenses.  For the three months ended June 30, 2004, selling, general and administrative expenses increased by 5.8% to $236.9 million from $223.9 million for the same period in 2003, and selling, general and administrative expenses expressed in pounds sterling decreased by 5.3% to £131.2 million from £138.5 million for the same period in 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 22.4% for the three months ended June 30, 2004, from 25.1% for the same period in 2003.

This improvement is primarily due to decreases in the cost of our outsourced IT services, and reductions in property and facility costs, as a result of property rationalization.

Other Charges

Other charges of $26.9 million in the three months ended June 30, 2004, relate to costs incurred in connection with our call center consolidation program. Of the costs incurred, $22.6 million relates to involuntary employee termination and related costs in respect of approximately 2,300 employees of whom approximately 400 were terminated by June 30, 2004, and $4.3 million of other costs.

Other charges of $20.9 million in the three months ended June 30, 2003 were restructuring charges primarily for involuntary employee termination and related costs. These costs were incurred for approximately 510 employees, all of whom were terminated by June 30, 2004.

The following table summaries the restructuring charges incurred and utilized in the three months ended June 30, 2004 (in millions):

	Involuntary employee termination and related costs	Lease exit costs	Agreement modifications	Other	Total

Balance, March 31, 2004	$—	$70.2	$0.4	$0.5	$71.1
Foreign currency exchange translation adjustments	—	(1.4)	—	—	(1.4)
Released	—	—	—	—	—
Charged to expense	22.6	—	—	4.3	26.9
Utilized	(3.8)	(5.4)	—	(4.3)	(13.5)
Balance, June 30, 2004	$18.8	$63.4	$0.4	$0.5	$83.1

Depreciation expense

For the three months ended June 30, 2004, depreciation expense increased to $295.3 million from $290.7 million for the same period in 2003.  Depreciation expense expressed in pounds sterling decreased to £163.5 million in 2004 from £179.5 million for the same period in 2003.  This reduction in depreciation expense is due to the absence of depreciation on some assets that became fully depreciated in 2003.

Amortization expense

For the three months ended June 30, 2004, amortization expense increased to $56.2 million from $50.4 million for the same period in 2003. Amortization expense expressed in UK pound sterling remained constant at £31.1 million. Amortization expense relates to the amortization of customer lists that are being amortized over useful economic lives of between 3 and 12 years.

Interest expense

For the three months ended June 30, 2004, interest expense decreased to $127.3 million from $186.9 million for the same period in 2003. This reduction resulted from the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of our refinancing transaction in April 2004 that lowered our weighted average interest expense.

We paid interest in cash of $142.3 million for the three months ended June 30, 2004, and $30.0 million for the three months ended June 30, 2003. The increase in cash interest payments resulted from the earlier than scheduled interest payments of $89.5 million, which arose due to the completion of our refinancing transactions and corresponding settlement of interest due.

Loss on extinguishment of debt

For the three months ended June 30, 2004, loss on extinguishment of debt was $290.1 million, or £162.3 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of $11.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of $115.4 million and unamortized discount of $163.3 million on the redemption of the Diamond notes and the Triangle debentures and the repayment of the then-existing senior credit facility.

Foreign currency transaction gains (losses)

Our principal operating functional currencies are the pound sterling and the euro, while our reporting currency is the U.S. dollar. The assets and liabilities of our UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective periods. Exchange gains and losses on translation of our net equity investment in our subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

For the three months ended June 30, 2004, foreign currency transaction losses were $25.3 million as compared with gains of $21.0 million for 2003. These losses for the three months ended June 30, 2004 were primarily because of the effect of changes in the exchange rate on our debt that is denominated in currencies other than pound sterling and unrealized losses of $6.9 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness is denominated in U.S. dollars and €376.0 million is denominated in euros.

Income tax benefit (expense)

For the three months ended June 30, 2004, income tax expense was approximately $0.6 million as compared with income tax expense of $12.6 million for the same period in 2003.  The 2004 expense is composed of approximately $0.4 million in U.S. state and local income tax expense, approximately $0.4 million of deferred U.S. income tax benefit and approximately $0.6 million of deferred non-U.S income tax expense.  None of the 2004 income tax, except a portion of the state and local tax, is expected to be payable in the next year.

The 2003 expense is composed of $2.3 million U.S. federal income tax expense, $1.1 million U.S. state and local income tax expense and $9.2 million of deferred foreign income tax expense.

Net (loss)

For the three months ended June 30, 2004, net loss was $448.5 million as compared with a net loss of $259.5 million for the same period in 2003. The increase in net loss is attributable to the loss on extinguishment of debt offset by our improved operating performance and savings in interest expense.

Net (loss) per share

Basic and diluted net loss per common share for the three months ended June 30, 2004 was $5.16 and for the three months ended June 30, 2003 was $4.36. Basic and diluted net loss per common share is computed using an average of 87.0 million shares issued in the three months ended June 30, 2004 and an average of 59.5 million shares issued for the same period in 2003. Options to purchase 3.1 million shares and 0.2 million shares of restricted stock at June 30, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive.

Segment profit (loss)

Our revenues and segment profit (loss) as a percentage of revenues for each of our reportable segments and shared services division for the three months ended June 30, 2004 and 2003 are set forth in the table below (in millions, except percentage amounts):

	Three months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003

Revenues:
ntl: home	$718.4	$598.2	£397.8	£369.5
ntl: business	120.5	115.3	66.8	71.2
ntl: broadcast	131.3	104.9	72.6	64.8
ntl: carriers	52.8	44.4	29.3	27.4
ntl: Ireland	32.5	29.7	17.9	18.4
Total revenues	$1,055.5	$892.5	£584.4	£551.3

Segment profit (loss):
ntl: home	$318.2	$265.1	£176.2	£163.7
ntl: business	47.8	38.8	26.5	24.0
ntl: broadcast	60.8	43.6	33.6	26.9
ntl: carriers	42.2	37.7	23.4	23.3
ntl: Ireland	11.0	9.0	6.1	5.6
Shared services	(114.3)	(114.8)	(63.4)	(71.0)
Combined segment profit	$365.7	$279.4	£202.4	£172.5

Segment profit as a percentage of revenues:
ntl: home			44.3%	44.3%
ntl: business			39.7%	33.7%
ntl: broadcast			46.3%	41.5%
ntl: carriers			79.9%	85.0%
ntl: Ireland			34.1%	30.3%
Shared services			—%	—%
Combined segment profit as a percentage of revenues			34.6%	31.3%

ntl: home.  For the three months ended June 30, 2004, ntl: home revenues increased by 20.1% to $718.4 million from $598.2 million for the same period in 2003, and revenues expressed in pounds sterling increased by 7.7% to £397.8 million from £369.5 million during the same period in 2003. This was primarily a result of more customers subscribing to our broadband Internet services, and our telephony services.

For the three months ended June 30, 2004, ntl: home segment profit increased by 20.0% to $318.2 million from $265.1 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 7.6% to £176.2 million from £163.7 million during the same period in 2003. This increase is primarily due to higher revenues from our broadband Internet services and telephony services offset by higher telephony interconnect costs associated with those revenues and higher television programming costs owing to increases in rates charged to us by the suppliers of those programs.

ntl: business.  For the three months ended June 30, 2004, ntl: business revenues increased by 4.5% to $120.5 million from $115.3 million for the same period in 2003, and revenues expressed in pounds sterling decreased by 6.2% to £66.8 million from £71.2 million during the same period in 2003. This was primarily because of lower telephony call revenue offset by slightly higher rental and project revenues.

For the three months ended June 30, 2004, ntl: business segment profit increased by 23.2% to $47.8 million from $38.8 million for the same period in  2003, and segment profit expressed in pounds sterling increased by 10.4% to £26.5 million from £24.0 million during the same period in 2003. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl: business during 2003, together with the impact of further operational efficiencies and cost cutting including lower repairs and maintenance charges, and lower allowances for doubtful accounts. The reductions in revenue described above did not have a material impact on segment profit because of the low profitability of these revenue streams.

ntl: broadcast.  For the three months ended June 30, 2004, ntl: broadcast revenues increased by 25.2% to $131.3 million from $104.9 million for the same period in 2003, and revenues expressed in pounds sterling increased by 12.0% to £72.6 million from £64.8 million during the same period in 2003. This was primarily a result of higher revenues from delivery of radio communications services to the public safety sector. These arose principally from managed service contracts with UK county police forces for the migration from analog to digital communication systems together with the supply of radio equipment and associated project and technical labor. We also generated additional revenues from the continued rollout of digital radio services, increases in site sharing, and increases in project services.

For the three months ended June 30, 2004, ntl: broadcast segment profit increased by 39.4% to $60.8 million from $43.6 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 24.9% to £33.6 million from £26.9 million during the same period in 2003. This was primarily as a result of the increased revenues described above together with a refund of $3.3 million, or £1.8 million, of local authority property rates.

 ntl: carriers.  For the three months ended June 30, 2004, ntl: carriers revenues increased by 18.9% to $52.8 million from $44.4 million for the same period in 2003, and revenues expressed in pounds sterling increased by 6.9% to £29.3 million from £27.4 million during the same period in 2003. This was primarily due to increased revenues from wholesale call termination partly offset by reduced revenues due to end of term contracts in 2003 not being renewed or replaced.

For the three months ended June 30, 2004, ntl: carriers segment profit increased by 11.9% to $42.2 million from $37.7 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 0.4% to £23.4 million from £23.3 million during the same period in 2003. The small increase in segment profit expressed in pound sterling was due to the low margin revenue growth in a highly price competitive market.

 ntl: Ireland.  For the three months ended June 30, 2004, ntl: Ireland revenues increased by 9.4% to $32.5 million from $29.7 million for the same period in 2003, revenues expressed in pounds sterling decreased by 2.7% to £17.9 million from £18.4 million and revenues expressed in euros increased by 2.7% to  €26.9 million from  €26.2 million during the same period in 2003 due to several factors including price increases and improved business revenues offset by the impact of fewer customers following the disconnection of a large number of non-paying customers during 2003.

For the three months ended June 30, 2004, ntl: Ireland segment profit increased by 22.2% to $11.0 million from $9.0 million for the same period in 2003, segment profit expressed in pounds sterling increased by 8.9% to £6.1 million from £5.6 million during the same period in 2003, and segment profit expressed in euros increased by 13.8% to €9.1 million from €8.0 million for the same period in 2003. This increase in segment profit was primarily owing to the higher revenues and a reduction in our bad debt charge as a result of our more rigorous credit policy.

 ntl: shared services.  For the three months ended June 30, 2004, ntl: shared services loss decreased by 0.4% to $114.3 million from $114.8 million for the same period in 2003, and the loss expressed in pounds sterling decreased by 10.7% to £63.4 million from £71.0 million during the same period in 2003. The stock-based compensation expense component increased to £4.9 million from £2.5 million in the same period in 2003 as a result of employee stock awards in the quarter. The loss from the remainder of ntl: shared services decreased to £58.5 million from £68.5 million during the same period in 2003. This decrease was principally as a result of savings arising from our re-negotiation of our contract with IBM for outsourced IT services in the third quarter of 2003 together with lower property and facility costs as a result of property rationalization.

Six months ended June 30, 2004 and 2003

Revenues

For the six months ended June 30, 2004, consolidated revenues increased by 20.5% to $2,131.6 million from $1,768.4 million for the same period in 2003. Revenues expressed in pounds sterling increased by 6.5% to £1,169.4 million from £1,097.8 million for the same period. This increase is substantially due to increased revenues in ntl: home primarily a result of more customers subscribing to our broadband Internet services and our telephony services.

Expenses

Operating Costs.  For the six months ended June 30, 2004, operating costs, including network expenses, increased by 15.8% to $924.2 million from $797.8 million for the same period in 2003, and operating costs expressed in pounds sterling increased by 2.4% to £507.0 million from £495.3 million for the same period in 2003. Operating costs as a percentage of revenues decreased to 43.4% for the six months ended June 30, 2004, from 45.1% for the same period in 2003 primarily because revenue increases were focused on higher margin products and customers.

Selling, general and administrative expenses.  For the six months ended June 30, 2004, selling, general and administrative expenses increased by 9.6% to $483.2 million from $440.8 million for the same period in 2003, and selling, general and administrative expenses expressed in pounds sterling decreased by 3.1% to £265.1 million from £273.7 million for the same period in 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 22.7% for the six months ended June 30, 2004, from 24.9% for the same period in 2003.  Decreases in the cost of our outsourced IT services, savings in property and related facility costs, and reductions in employee costs and other cost efficiencies in our ntl: business segment have been largely offset by increased sales and marketing costs in our ntl: home segment together with the adverse impact of costs no longer capitalized resulting from the redeployment of resources from capital to operating activities.

Other Charges

Other charges of $27.8 million in the six months ended June 30, 2004, relate to costs incurred in connection with our call center consolidation program. Of the costs incurred, $22.6 million relates to involuntary employee termination and related costs in respect of approximately 2,300 employees of whom approximately 400 were terminated by June 30, 2004, and $5.2 million relates to other costs of the consolidation program.

Other charges of $23.8 million in the six months ended June 30, 2003 were restructuring charges primarily for involuntary employee termination and related costs. These costs were incurred for approximately 635 employees, all of whom were terminated by June 30, 2004.

The following table summaries the restructuring charges incurred and utilized in the six months ended June 30, 2004 (in millions):

	Involuntary employee termination and related costs	Lease exit costs	Agreement modifications	Other	Total

Balance, December 31, 2003	$—	$72.1	$0.5	$0.5	$73.1
Foreign currency exchange translation adjustments	—	0.7	—	—	0.7
Released	—	—	—	—	—
Charged to expense	22.6	—	—	5.2	27.8
Utilized	(3.8)	(9.4)	(0.1)	(5.2)	(18.5)
Balance, June 30, 2004	$18.8	$63.4	$0.4	$0.5	$83.1

Depreciation expense

For the six months ended June 30, 2004, depreciation expense increased to $591.8 million from $575.1 million for the same period in 2003.  Depreciation expense expressed in pounds sterling decreased to £324.7 million in 2004 from £357.0 million for the same period in 2003.  This reduction in depreciation expense is due to the absence of depreciation on some assets that became fully depreciated in 2003.

Amortization expense

For the six months ended June 30, 2004, amortization expense increased to $113.3 million from $100.2 million for the same period in 2003. Amortization expense expressed in UK pound sterling remained constant at £62.2 million. Amortization expense relates to the amortization of customer lists that are being amortized over useful economic lives of between 3 and 12 years.

Interest expense

For the six months ended June 30, 2004, interest expense decreased to $265.2 million from $363.4 million for the same period in 2003, primarily as a result of the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense.

We paid interest in cash of $354.2 million for the six months ended June 30, 2004, and $250.7 million for the six months ended June 30, 2003.  The increase in cash interest payments resulted from the earlier than scheduled interest payments of $89.5 million, which arose due to the completion of our refinancing transactions and corresponding settlement of interest due.

Loss on extinguishment of debt

For the six months ended June 30, 2004, loss on extinguishment of debt was $290.1 million, or £162.3 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of $11.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of $115.4 million and unamortized discount of $163.3 million on the redemption of the Diamond notes and the Triangle debentures and the repayment of the then-existing senior credit facility.

Foreign currency transaction gains (losses)

For the six months ended June 30, 2004, foreign currency transaction losses were $12.4 million as compared with gains of $17.6 million for 2003. These losses for the six months ended June 30, 2004 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized losses of $6.9 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness is denominated in U.S. dollars and €376.0 million is denominated in euros.

Income tax benefit (expense)

For the six months ended June 30, 2004, income tax expense was approximately $4.1 million as compared with income tax expense of $28.8 million for the same period in 2003.  The 2004 expense is composed of approximately $1.2 million in U.S. state and local income tax expense, approximately $1.5 million of deferred U.S. income tax expense and approximately $1.4 million of deferred non-U.S. income tax expense.  None of the 2004 income tax, except a portion of the state and local tax, is expected to be payable in the next year.

The 2003 expense is composed of $12.8 million U.S. federal income tax expense, $1.1 million U.S. state and local income tax expense and $14.9 million of deferred foreign income tax expense.

Net (loss)

For the six months ended June 30, 2004, net loss was $568.8 million as compared with a net loss of $539.5 million for the same period in 2003. The increase in net loss is attributable to the loss on extinguishment of debt offset by our improved operating performance and savings in interest expense.

Net (loss) per share

Basic and diluted net loss per common share for the six months ended June 30, 2004 was $6.55 and for the six months ended June 30, 2003 was $9.07. Basic and diluted net loss per common share is computed using an average of 86.9 million shares issued in the six months ended June 30, 2004 and an average of 59.5 million shares issued for the same period in 2003. Options to purchase 3.1 million shares and 0.2 million shares of restricted stock at June 30, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive.

Segment profit (loss)

Our revenues and segment profit (loss) as a percentage of revenues for each of our reportable segments and shared services division for the six months ended June 30, 2004 and 2003 are set forth in the table below (in millions, except percentage amounts):

	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
ntl: home	$1,451.3	$1,178.5	£796.2	£731.6
ntl: business	247.8	235.5	136.0	146.2
ntl: broadcast	262.6	208.0	144.0	129.1
ntl: carriers	105.3	88.6	57.8	55.0
ntl: Ireland	64.6	57.8	35.4	35.9
Total revenues	$2,131.6	$1,768.4	£1,169.4	£1,097.8

Segment profit (loss):
ntl: home	$643.3	$509.8	£352.9	£316.4
ntl: business	96.0	72.6	52.7	45.1
ntl: broadcast	115.8	89.4	63.5	55.5
ntl: carriers	84.3	73.3	46.3	45.5
ntl: Ireland	22.2	16.9	12.2	10.5
Shared services	(237.4)	(232.2)	(130.3)	(144.2)
Combined segment profit	$724.2	$529.8	£397.3	£328.8

Segment profit as a percentage of revenues:
ntl: home			44.3%	43.2%
ntl: business			38.8%	30.8%
ntl: broadcast			44.1%	43.0%
ntl: carriers			80.1%	82.7%
ntl: Ireland			34.5%	29.2%
Shared services			—%	—%
Combined segment profit as a percentage of revenues			34.0%	30.0%

ntl: home.  For the six months ended June 30, 2004, ntl: home revenues increased by 23.1% to $1,451.3 million from $1,178.5 million for the same period in 2003, and revenues expressed in pounds sterling increased by 8.8% to £796.2 million from £731.6 million during the same period in 2003. This was primarily a result of more customers subscribing to our broadband Internet services, and our telephony services.

For the six months ended June 30, 2004, ntl: home segment profit increased by 26.2% to $643.3 million from $509.8 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 11.5% to £352.9 million from £316.4 million during the same period in 2003. This increase is primarily due to our higher revenues offset by additional sales and marketing costs including related employee costs together with the adverse impact of costs no longer capitalized resulting from the redeployment of resources from capital to operating activities.

 ntl: business.  For the six months ended June 30, 2004, ntl: business revenues increased by 5.2% to $247.8 million from $235.5 million for the same period in 2003, and revenues expressed in pounds sterling decreased by 7.0% to £136.0 million from £146.2 million during the same period in 2003. This was primarily because of fewer customers, major installations and orders as we executed our strategy of focusing on a smaller but more profitable customer base. In addition we have experienced lower telephone usage revenues per customer due to increased competition in the business telecommunications market particularly in respect of mobile traffic, together with a move towards the use of mobile telephones rather than fixed lines.

For the six months ended June 30, 2004, ntl: business segment profit increased by 32.2% to $96.0 million from $72.6 million for the same period in  2003, and segment profit expressed in pounds sterling increased by 16.9% to £52.7 million from £45.1 million during the same period in 2003. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl: business during 2003, together with the impact of further operational efficiencies and cost cutting including lower repairs and maintenance charges, and lower allowances for doubtful accounts. The reductions in revenue described above did not have a material impact on segment profit because of the low profitability of these revenue streams.

ntl: broadcast.  For the six months ended June 30, 2004, ntl: broadcast revenues increased by 26.3% to $262.6 million from $208.0 million for the same period in 2003, and revenues expressed in pounds sterling increased by 11.5% to £144.0 million from £129.1 million during the same period in 2003. This was primarily a result of higher revenues from delivery of radio communications services to the public safety sector. These arose principally from managed service contracts with UK county police forces for the migration from analog to digital communication systems together with the supply of radio equipment and associated project and technical labor. We also generated additional revenues from the continued rollout of digital radio services, increases in site sharing, and increases in project services.

For the six months ended June 30, 2004, ntl: broadcast segment profit increased by 29.5% to $115.8 million from $89.4 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 14.4% to £63.5 million from £55.5 million during the same period in 2003. This was primarily as a result of the increased revenues described above together with a rebate of $3.3 million, or £1.8 million, for local authority property rates.

 ntl: carriers.  For the six months ended June 30, 2004, ntl: carriers revenues increased by 18.8% to $105.3 million from $88.6 million for the same period in 2003, and revenues expressed in pounds sterling increased by 5.1% to £57.8 million from £55.0 million during the same period in 2003. This was primarily due to increased revenues from wholesale call termination partly offset by reduced revenues due to end of term contracts in 2003 not being renewed or replaced.

For the six months ended June 30, 2004, ntl: carriers segment profit increased by 15.0% to $84.3 million from $73.3 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 1.8% to £46.3 million from £45.5 million during the same period in 2003. This increase in segment profit as expressed in pounds sterling was primarily due to the higher revenues.

 ntl: Ireland.  For the six months ended June 30, 2004, ntl: Ireland revenues increased by 11.8% to $64.6 million from $57.8 million for the same period in 2003, revenues expressed in pounds sterling decreased by 1.4% to £35.4 million from £35.9 million and revenues expressed in euros increased by 0.4% to €52.6 million from €52.4 million during the same period in 2003 due to price increases offset by the impact of fewer customers following the disconnection of a large number of non-paying customers during 2003.

For the six months ended June 30, 2004, ntl: Ireland segment profit increased by 31.4% to $22.2 million from $16.9million for the same period in 2003, segment profit expressed in pounds sterling increased by 16.2% to £12.2 million from £10.5 million during the same period in 2003, and segment profit expressed in euros increased by 19.1% to €18.1 million from €15.2 million for the same period in 2003. This increase in segment profit was primarily owing to a reduction in our bad debt charge as a result of our more rigorous credit policy together with reduced IT costs, employee costs, occupancy costs, and billing and collection costs.

ntl: shared services.  For the six months ended June 30, 2004, ntl: shared services loss increased by 2.2% to $237.4 million from $232.2 million for the same period in 2003, and the loss expressed in pounds sterling decreased by 9.6% to £130.3 million from £144.2 million during the same period in 2003. The stock-based compensation expense component increased to £6.8 million from £2.7 million in the same period in 2003 as a result of stock awards in 2004.  The loss from the remainder of ntl: shared services decreased to £123.5 million from £141.5 million in the same period in 2003. This decrease was principally as a result of our re-negotiation of our contract with IBM for outsourced IT services in the third quarter of 2003 together with reduced property and related facility costs through further property rationalization and negotiated savings on our facility contracts.

Statement of Cash Flows

Six Months Ended June 30, 2004 and 2003

For the six months ended June 30, 2004, cash provided by operating activities increased to $280.8 million from $236.4 million for the same period in 2003, and cash provided by operating activities expressed in pounds sterling increased to £153.5 million from £146.8 million.  This increase was because of the improvement in operating results offset by an increase in cash paid for interest. For the six months ended June 30, 2004, cash paid for interest, exclusive of amounts capitalized, increased to $354.2 million from $245.2 million during the same period in 2003 and cash paid for interest, exclusive of amounts capitalized, expressed in pounds sterling increased to £194.1 million from £152.2 million.  This increase results from the refinancing transaction in which we paid cash interest of £49.4 million earlier than these payments were scheduled.

For the six months ended June 30, 2004, cash used in investing activities decreased to $227.5 million from $290.1 million for the same period in 2003 and cash used in investing activities expressed in pounds sterling decreased to £124.9 million from £180.1 million. The reduction is primarily because of reduced purchases of fixed assets.

Cash used in financing activities for the six months ended June 30, 2004 was $661.5 million compared with $4.8 million cash used in the six months ended June 30, 2003.

The principal components of the $661.5 million cash used in financing activities for the six months ended June 30, 2004 relate to our refinancing transaction completed in April 2004 as follows:

•                  $1,475.0 million (£812.2 million) was raised from the issuance of senior notes by our subsidiary, NTL Cable PLC;

•                  $3,949.8 million (£2,175.0 million) was drawn under the new senior credit facility, which together with some of the proceeds of the issuance of the senior notes and cash on hand, was used to repay in full our then-existing senior credit facility; and

•                  the remaining proceeds from the notes offering, together with cash on hand, was used to redeem the Diamond notes and NTL Triangle debentures and pay transaction costs.

For the six months ended June 30, 2003 we made $4.8 million principal payments on other indebtedness.

Liquidity and Capital Resources

In November 2003 we completed our rights offering from which we received gross proceeds of $1.4 billion. We used the net proceeds to repay over $1.2 billion of indebtedness.

We completed our refinancing transaction from which we raised approximately $5.9 billion indebtedness. The refinancing transaction extended the maturities on substantially all of our debt and lowered our weighted average interest expense. In particular:

•                  On April 13, 2004, our wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012, together referred to as the Senior Notes. The Senior Notes were offered and sold under Rule 144A and Regulation S.

•                  Also, on April 13, 2004, we entered into a new fully underwritten £2,425 million senior secured credit facility, which we refer to as our new credit facility, which includes a £250 million revolving tranche.  On April 14, 2004 we drew down £2,175 million of our new credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, we used to repay our then-existing senior credit facility.

•                  The remaining proceeds from the notes offering, together with cash on hand, were used on May 13, 2004 to redeem the 10% Senior Sterling Notes due 2008 and 9 1/8% Senior Notes due 2008 of Diamond, a wholly owned subsidiary of Diamond Cable Communications Limited, which we refer to as the Diamond notes, redeem the 11.2% Senior Discount Debentures due 2007 of NTL Triangle, which we refer to as the Triangle debentures, and pay transaction costs.

The redemption of the Diamond notes and the Triangle debentures on May 13, 2004, as well as making Diamond Cable Communications Limited and its direct or indirect subsidiaries wholly owned subsidiaries of NTL Cable PLC as required by the terms of the indenture governing the notes and our new credit facility, will provide us with additional flexibility to engage in intercompany transfer of funds and other transactions. The terms of the indenture governing the Senior Notes and our new credit facility will permit us to operate our ntl: broadcast segment as a stand alone business not subject to the restrictive covenants contained in the indenture and our new credit facility subject to satisfaction of certain defined requirements.

The agreements governing the Senior Notes and our new credit facility significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

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

Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases.  For the period of July 1, 2004 through June 30, 2005, we expect to spend between £330 million and £370 million, or between $600 million and $670 million, on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the six months ended June 30, 2004, our cash reduced by $612.0 million, however this was principally because of the refinancing transaction in April 2004 and repayments of debt in the first quarter of 2004.

Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our new credit facility, will be sufficient for our cash requirements through at least June 30, 2005. However, our cash requirements after June 30, 2005, may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the Senior Notes or our new credit facility from incurring additional indebtedness.

We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries’ existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

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

Derivative Instruments and Hedging Activities

In the refinancing transaction, we incurred obligations in a combination of U.S. dollars, euros and pound sterling at fixed and variable interest rates.  As a result we are exposed to variability in our cash flows and earnings resulting from changes in foreign currency exchange rates and interest rates.

We have entered into a number of derivative instruments with a number of counter-parties to manage our exposures to changes in interest rates and foreign currency exchange rates.  The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts.

Interest rate swaps

We have entered into a number of interest rate swaps to hedge the variability in future interest payments on the new senior credit facility which accrues interest at variable rates based on LIBOR.  The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates. The net settlement under the interest rate swaps is included within interest expense.

We have designated the interest rate swaps as cash flow hedges under SFAS No. 133 because they hedge against changes in LIBOR.  The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency interest rate swaps

We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of the interest payments on the 8.75% Senior Notes due 2014 denominated in U.S. dollars. Under the cross-currency swaps we receive interest in U.S. dollars at a rate of 8.75% and pay interest in pound sterling at a rate of 9.42%. The net settlement under the cross-currency swap is included within interest expense.

We have designated the cross-currency swaps as cash flow hedges of the changes in the pound sterling value of the interest payments on the Senior Notes that result from changes in the U.S. dollar pound sterling exchange rate.  The cross-currency swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Foreign currency forward contracts

We have entered into a number of forward contracts to purchase a total of $318.75 million maturing on April 14, 2009.  The contracts hedge the variability in the pound sterling value of the principal obligation of the 8.75% Senior Notes resulting from changes in the U.S. dollar pound sterling exchange rate.

The forward contracts have not been designated as hedges and therefore do not qualify for hedge accounting under SFAS No. 133. The forward contracts are still recognized as either assets or liabilities and measured at fair value but changes in the fair value are reported in the income statement.  However, the forward contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of the U.S. dollar denominated Senior Notes into pounds sterling.

Description of Outstanding Indebtedness

The terms of the significant notes and credit facilities issued by our subsidiaries as at June 30, 2004 are summarized below.

Senior Notes

•                  9.75% Senior Notes due April 15, 2014 – The principal amount at maturity is £375 million.  Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•                  8.75% Senior Notes due April 15, 2014 – The principal amount at maturity is $425 million.  Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•                  8.75% Senior Notes due April 15, 2014 – The principal amount at maturity is €225 million.  Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•                  Floating Rate Senior Notes due October 15, 2012 – The principal amount at maturity is $100 million.  The interest rate on the floating rate senior notes is the three-month LIBOR plus 5.00%.  Interest is payable quarterly on January 15, April 15, July 15 and October 15, commencing July 15, 2004.

Senior Credit Facility

•                  The principal amount outstanding is $3,949.2 million.  Our senior credit facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling $3,949.2 million, and a revolving facility of £250 million, or $453.2 million.  The term facility was fully drawn and the revolving facility was undrawn at June 30, 2004.

•                  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate.  The term facility and the revolving facility have different margin rates.  At June 30, 2004, the effective average annual interest rate on the term facility was 6.76%. Interest is payable at least semi-annually.

•                  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004.

•                  The senior credit facility is secured over most of our assets.

•                  We are subject to financial maintenance tests under our senior credit facility, including a test of liquidity, coverage and leverage ratios applied to us and some of our subsidiaries. As at June 30, 2004, we were in compliance with these covenants.

Contractual Obligations and Commercial Commitments

The following tables include aggregate information about our contractual obligations as of June 30, 2004, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$5,431.1	$69.3	$444.8	$875.0	$4,042.0
Capital Lease Obligations	220.7	8.4	15.9	14.8	181.6
Operating Leases	757.8	100.8	159.9	132.1	365.0
Unconditional Purchase Obligations (1)	426.3	318.5	107.8	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$6,835.9	$497.0	$728.4	$1,021.9	$4,588.6

(1)                                  These obligations include our obligations under our agreement with IBM. After May 2006, our contract with IBM is terminable upon six months’ notice. After that time it becomes a conditional obligation. Accordingly, we have not included any payments after this date.

The following table includes information about our commercial commitments as of June 30, 2004. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Guarantees	$33.2	$0.7	$17.5	$—	$15.0
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$33.2	$0.7	$17.5	$—	$15.0

Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Related Party Transactions

We have entered into several transactions with related parties as described below.

Stockholder Participation

Some of our significant stockholders were holders of the Diamond notes and the NTL Triangle debentures which were redeemed on May 13, 2004 in connection with the refinancing transaction. Some of these stockholders or other of our significant stockholders, including W.R. Huff Asset Management, which is a significant participant in the market for non-investment grade debt securities, acquired a substantial quantity of the notes issued in the refinancing transaction.

Advisory Fees

In connection with our rights offering in November 2003, we entered into separate participating purchase agreements with each of W.R. Huff Asset Management and Franklin Mutual Advisers. Pursuant to the agreements, and for their participation in the rights offering, some affiliates and managed accounts for which W.R. Huff Asset Management acts as an investment adviser were paid a fee of $5.3 million on March 24, 2004 and some funds for which Franklin Mutual Advisers acts as agent or investment adviser were paid a fee of $3.1 million on November 24, 2003 and $0.3 million on March 17, 2004.

In consideration for financial and business advisory services provided to us in connection with our refinancing transaction completed in April 2004, W.R. Huff Asset Management was paid $7.5 million on April 22, 2004. Our board also granted to each of Eric Koza and Karim Samii, employees of W.R. Huff Asset Management, the right to receive 20,000 restricted shares of our common stock under the Amended and Restated 2004 NTL Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting of stockholders in May 2004. The restricted stock award was made in consideration of financial and business advisory services provided to us by Messrs. Koza and Samii. Shares authorized under the Amended and Restated 2004 NTL Stock Incentive Plan, including those granted to Messrs. Koza and Samii, were registered under a registration statement on Form S-8 that we filed with the SEC on May 6, 2004.

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

Combined segment profit is not a financial measure recognized under U.S. GAAP. Combined segment profit represents our combined earnings before interest, taxes, depreciation and amortization, other charges, share of income from equity investments, loss on extinguishment of debt and foreign currency transaction gains (losses), for each of our reportable business segments. This measure is most directly comparable to the U.S. GAAP financial measure net income (loss). Some of the significant limitations associated with the use of combined segment profit as compared with net income (loss) are that combined segment profit does not consider the amount of required reinvestment in depreciable fixed assets, interest expense, gains or losses on foreign currency transactions, income tax expense or benefit and similar items on our results of operations. Combined segment profit also ignores the impact on our results of operations of items that management believes are not characteristic of our underlying business operations. We compensate for these limitations by using combined segment profit to measure profit or loss on a combined segmental basis and not to determine our consolidated results of operations.

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

Reconciliation of

Combined Segment Profit to U.S. GAAP net loss

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Combined segment profit	$365.7	$279.4	$724.2	$529.8
Reconciling items:
Other charges	(26.9)	(20.9)	(27.8)	(23.8)
Depreciation and amortization	(351.5)	(341.1)	(705.1)	(675.3)
Interest income and other, net	6.5	3.2	9.5	5.9
Interest expense	(127.3)	(186.9)	(265.2)	(363.4)
Loss on extinguishment of debt	(290.1)	—	(290.1)	—
Share of income from equity investments	1.0	(1.6)	2.2	(1.5)
Foreign currency transaction (losses) gains	(25.3)	21.0	(12.4)	17.6
Income tax expense	(0.6)	(12.6)	(4.1)	(28.8)
Subtotal	(814.2)	(538.9)	(1,293.0)	(1,069.3)
Net (loss)	$(448.5)	$(259.5)	$(568.8)	$(539.5)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, like foreign currency exchange and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments.

Also, a substantial portion of our revenues and operating costs are earned and paid in pound sterling and, to a lesser extent euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars. As of June 30, 2004, $920.2 million, or 16.7% of our long-term debt, was in U.S. dollars. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

To mitigate the risk from these exposures, we have implemented a cash flow hedging program.  The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments.  The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See Note 7 – Derivative Instruments and Hedging Activities and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivative Instruments and Hedging Activities.

Because the revenues and expenses from our principal operations are denominated primarily in pounds sterling, but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations. The aggregate potential increase in our net loss from a hypothetical one percent fall in the U.S. dollar to pound sterling exchange rate would have been approximately $4.5 million for the three months ended June 30, 2004.

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.  The following table provides information as of June 30, 2004, about our long-term fixed and variable interest rate debt by maturity that are sensitive to changes in interest rates and foreign currency exchange rates (in millions, except percentages).

	Six months ended December 31,	Year ended December 31,						Fair Value June 30,
	2004	2005	2006	2007	2008	Thereafter	Total	2004

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$439.9
Average interest rate						8.75%

Pound Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£358.6
Average interest rate						9.75%
Average forward exchange rate						1.7914

Euro
Fixed rate	—	—	—	—	—	€225.0	€225.0	€220.2
Average interest rate						8.75%
Average forward exchange rate						1.3209

US Dollars
Variable Rate	—	—	—	—	—	$100.0	$100.0	$100.0
Average interest rate						LIBOR
						plus 5%

Pound Sterling
Variable Rate	£8.0	£60.0	£119.6	£190.6	£259.4	£637.4	£637.4	£637.4
Average interest rate	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR
	plus 2.25%	plus 2.25%	plus 2.25%	plus 2.25%	plus 2.25%	plus 2.25%
Average forward exchange rate	1.7869	1.7516	1.7375	1.7255	1.7251	1.7423

Pound Sterling
Variable Rate	—	—	—	—	—	£585.0	£585.0	£585.0
Average interest rate						LIBOR
						plus 3.00%
Average forward exchange rate						1.7554

Euro
Variable Rate	—	—	—	—	—	€151.0	€151.0	€151.0
Average interest rate						LIBOR
						plus 3.00%
Average forward exchange rate						1.2961

US Dollars
Variable Rate	—	—	—	—	—	$395.2	$395.2	$395.2
Average interest rate						LIBOR
						plus 3.00%

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

(b)         Changes in Internal Control Over Financial Reporting.  Except for the matters described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently consolidating a number of our billing systems as noted in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Integration of Billing Systems. As we complete the integration, we may temporarily experience periods of ineffectiveness over the internal controls over financial reporting relating to these systems.

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

On March 16, 2004, in an action to which we are not a party, a state court in New York granted the summary judgment motion of a U.S. broker dealer to require that “when-issued” trading in our common stock prior to the completion of the Plan be settled on an adjusted basis by the parties to the action in a manner to be set forth in an order of the state court, which has not yet been entered. On March 30, 2004, Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold us and PTV, Inc liable for alleged damages attributable to some of their trading in our common stock on a “when-issued” basis prior to our reorganization under Chapter 11 in the event that the settlement of trades is required on an unadjusted basis. On April 30, 2004, the plaintiffs agreed to adjourn the case until there has been a final determination in the aforementioned state court action by the U.S. broker dealer.

We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operation or cash flow.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 6, 2004. The following nominees were elected as directors, each to hold office for a period of three years, by the vote set forth below:

Nominee	For	Withheld

Jeffrey D. Benjamin	75,026,030	2,453,214

David Elstein	75,037,319	2,441,925

The following directors have terms continuing after the annual meeting of stockholders: James F. Mooney, Edwin M. Banks, Simon P. Duffy, Charles K. Gallagher, William R. Huff and George R. Zoffinger.

The appointment of Ernst & Young LLP as our independent auditor for the year ended December 31, 2004 was ratified by the vote set forth below:

Votes
For	76,139,838
Against	1,339,156
Withheld	—
Abstained	250
Broker non-votes	—

Approval of the amendment and restatement of the NTL 2003 Stock Option Plan.

Votes
For	45,516,296
Against	21,601,858
Withheld	—
Abstained	4,977
Broker non-votes	—

Adoption of share issuance feature of the NTL Group 2004 Bonus Scheme.

Votes
For	65,946,256
Against	1,171,969
Withheld	—
Abstained	4,906
Broker non-votes	—

Adoption of the NTL Incorpoarted Sharesave Plan.

Votes
For	60,651,579
Against	6,463,878
Withheld	—
Abstained	7,674
Broker non-votes	—

ITEM 5.  OTHER INFORMATION

Effective June 15, 2004, we appointed Bryan Hall as General Counsel and Company Secretary. As our general counsel, Mr Hall is responsible for managing our in-house lawyers and outside counsel on all legal issues and affairs involving us, as well as providing legal advice to us and our board of directors.

Mr Hall has over 15 years experience as a corporate lawyer in New York.  Most recently, Mr Hall was a partner in the corporate department at Fried, Frank, Harris, Shriver & Jacobson LLP in New York, specializing in public and private acquisitions and acquisition financings.  He joined Fried Frank in 1997 as an associate attorney before becoming a partner in 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits.

3.2	Amended and Restated By-Laws of NTL Incorporated (as of May 6, 2004)
10.1	Employment Agreement, dated as of May 28, 2004, between NTL Incorporated and Bryan Hall.
31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K.

During the quarter ended June 30, 2004, we filed or furnished the following reports on Form 8-K:

•                  April 5, 2004, relating to the pricing of the offering by our wholly owned, newly formed subsidiary, NTL Cable PLC, of senior notes.

•                  April 7, 2004, relating to consolidation over the next 18 months of our 13 customer service call centers.

•                  April 16, 2004, relating to the closing of the offering by our wholly owned, newly formed subsidiary, NTL Cable PLC, of senior notes and the entering into of a new of £2.425 billion senior credit facility at ntl Investment Holdings Limited.

•                  April 20, 2004, relating to entering into a £2.425 billion Senior Facilities Agreement, a High Yield Intercreditor Deed and an Indenture.

•                  April 22, 2004, relating to NTL (Triangle) LLC, an indirect wholly owned subsidiary of NTL Incorporated, issuing to The Bank of New York, as Trustee, a Notice of Redemption of the 11.20% Senior Discount Debentures Due 2007 and Diamond Holdings PLC, an indirect wholly owned subsidiary of NTL Incorporated, issuing to The Bank of New York, as Trustee, a Notice of Redemption of the 10% Senior Notes Due February 1, 2008 and the 9 1/8% Senior Notes Due February 1, 2008.

•                  May 5, 2004, relating to announcing the results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED

Date: August 6, 2004	By:	/s/ Simon P. Duffy
Simon P. Duffy
Chief Executive Officer, President and Director

Date: August 6, 2004	By:	/s/ Scott E. Schubert
Scott E. Schubert
Chief Financial Officer