Form 10-Q
period 2004-09-30
NTL INC
filed 2004-11-09
CIK 906347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of November 3, 2004 was 87,656,586.

NTL INCORPORATED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in our Form 10-K that was filed with the SEC on March 11, 2004, and under the caption “Risk Factors” in our Registration Statement on Form S-8 that was filed with the SEC on September 9, 2004, such as:

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

•                                          the impact of our reorganization and subsequent organizational restructuring; and

•                                          our plan to separate ntl: broadcast from our other operations and the result of an ongoing auction process.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Exchange Rates

The following tables set forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00 and U.S. dollars per € 1.00. The noon buying rate of the pound sterling on September 30, 2004 was $1.8090 per £1.00 and the noon buying rate of the euro on September 30, 2004 was $1.2417 per €1.00.

	U.S. Dollars per £1.00
Nine Months Ended September 30,	Period End	Average(1)	High	Low

2003	1.66	1.62	1.68	1.55
2004	1.81	1.82	1.90	1.75

	U.S. Dollars per €1.00
Nine Months Ended September 30,	Period End	Average(1)	High	Low

2003	1.17	1.12	1.19	1.04
2004	1.24	1.22	1.29	1.18

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

Unless we otherwise indicate, all amounts in U.S. dollars as of September 30, 2004 are based on an exchange rate of $1.8090 to £1.00, all amounts disclosed for the nine months ended September 30, 2004 are based on an average exchange rate of $1.8216 to £1.00, and all amounts disclosed for the nine months ended September 30, 2003 are based on an average exchange rate of $1.6107 to £1.00. All amounts in U.S. dollars as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. U.S. dollar amounts for the three months ended September 30, 2003 and 2004 are determined by subtracting the U.S. dollar converted financial result for the six months ended June 30, 2003 and 2004 from the U.S. dollar converted financial result for the nine months ended September 30, 2003 and 2004, respectively. The variation between the 2003 and 2004 exchange rates has impacted the dollar comparisons.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(See Note)

Assets
Current assets
Cash and cash equivalents	$269.7	$795.9
Accounts receivable - trade, less allowance for doubtful accounts of $76.6 (2004) and $28.8 (2003)	453.9	405.3
Prepaid expenses	113.7	85.2
Other current assets	43.5	55.8
Total current assets	880.8	1,342.2

Fixed assets, net	7,497.0	7,880.5
Reorganization value in excess of amounts allocable to identifiable assets	543.9	539.1
Customer lists, net of accumulated amortization of $393.8 (2004) and $221.9 (2003)	1,026.5	1,178.9
Investments in and loans to affiliates, net	1.0	2.3
Other assets, net of accumulated amortization of $9.3 (2004) and $70.1 (2003)	229.2	229.8
Total assets	$10,178.4	$11,172.8

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In millions, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(See Note)

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$256.5	$260.0
Accrued expenses	577.1	633.1
Accrued construction costs	34.7	33.6
Interest payable	165.6	194.6
Deferred revenue	274.7	269.9
Other current liabilities	24.7	27.1
Current portion of long-term debt	110.7	2.3
Total current liabilities	1,444.0	1,420.6

Long-term debt, net of current portion	5,378.7	5,728.4

Deferred revenue and other long-term liabilities	334.6	325.7
Deferred income taxes	0.5	0.1
Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $.01 par value; authorized 5.0 (2004 and 2003) shares; issued and outstanding none	—	—
Common stock - $.01 par value; authorized 400.0 (2004 and 2003) shares; issued and outstanding 87.6 (2004) and 86.9 (2003) shares	0.9	0.9
Additional paid-in capital	4,375.6	4,325.0
Unearned stock-based compensation	(36.0)	(15.0)
Accumulated other comprehensive income	376.6	341.3
Accumulated (deficit)	(1,696.5)	(954.2)
Total shareholders’ equity	3,020.6	3,698.0
Total liabilities and shareholders’ equity	$10,178.4	$11,172.8

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenue	$1,060.8	$894.1	$3,192.4	$2,662.5

Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(493.5)	(359.4)	(1,417.7)	(1,157.2)
Selling, general and administrative expenses	(242.6)	(212.3)	(725.8)	(653.1)
Other charges	(11.5)	(4.2)	(39.3)	(28.0)
Depreciation	(304.1)	(296.5)	(895.9)	(871.6)
Amortization	(56.6)	(50.2)	(169.9)	(150.4)

Total costs and expenses	(1,108.3)	(922.6)	(3,248.6)	(2,860.3)
Operating (loss)	(47.5)	(28.5)	(56.2)	(197.8)

Other income (expense)
Interest income and other, net	2.4	5.2	11.9	11.1
Interest expense	(111.1)	(188.9)	(376.3)	(552.3)
(Loss) on extinguishment of debt	—	—	(290.1)	—
Share of income (loss) from equity investments	0.9	—	3.1	(1.5)
Foreign currency transaction (losses) gains	(16.5)	3.4	(28.9)	21.0

(Loss) before income taxes	(171.8)	(208.8)	(736.5)	(719.5)
Income tax (expense) benefit	(1.7)	18.0	(5.8)	(10.8)
Net (loss)	$(173.5)	$(190.8)	$(742.3)	$(730.3)

Basic and diluted net (loss) per common share	$(1.99)	$(3.20)	$(8.52)	$(12.27)

Average number of shares outstanding	87.4	59.6	87.1	59.5

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)(in millions, except per share data)

	Preferred Stock		Common Stock		Additional	Unearned
	$ .01 Par Value		$ .01 Par Value		Paid-In	Stock-Based
	Shares	Par	Shares	Par	Capital	Compensation

Balance, December 31, 2003	—	—	86.9	$0.9	$4,325.0	$(15.0)
Exercise of stock options	—	—	0.6	—	6.4	—
Stock option grants at fair value	—	—	—	—	30.2	(30.2)
Repurchase of restricted stock	—	—	—	—	(1.8)	—
Issuance of restricted stock	—	—	0.1	—	4.2	(4.2)
Issuance of shares	—	—	—	—	3.9	(3.9)
Performance related bonus plans	—	—	—	—	7.7	(3.7)
Restricted stock amortized to operations	—	—	—	—	—	2.3
Issuance of stock amortized to operations	—	—	—	—	—	3.6
Stock options amortized to operations	—	—	—	—	—	13.7
Performance related bonus plans amortized to operations	—	—	—	—	—	1.4
Comprehensive loss:
Net loss for the nine months ended September 30, 2004	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Net unrealized losses on derivatives	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—
Total

Balance, September 30, 2004	—	$—	87.6	$0.9	$4,375.6	$(36.0)

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (continued)

(unaudited)(in millions, except per share data)

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized (Losses) on Derivatives	Accumulated (Deficit)	Total

Balance, December 31, 2003		$342.0	$(0.7)	$—	$(954.2)	$3,698.0
Exercise of stock options		—	—	—	—	6.4
Stock option grants at fair value		—	—	—	—	—
Repurchase of restricted stock		—	—	—	—	(1.8)
Issuance of restricted stock		—	—	—	—	—
Issuance of shares		—	—	—	—	—
Performance related bonus plans		—	—	—	—	4.0
Restricted stock amortized to operations		—	—	—	—	2.3
Issuance of stock amortized to operations		—	—	—	—	3.6
Stock options amortized to operations		—	—	—	—	13.7
Performance related bonus plans amortized to operations		—	—	—	—	1.4
Comprehensive loss:
Net loss for the nine months ended September 30, 2004	$(742.3)	—	—	—	(742.3)	(742.3)
Currency translation adjustment	51.4	51.4	—	—	—	51.4
Net unrealized losses on derivatives	(16.1)	—	—	(16.1)	—	(16.1)
Pension liability adjustment	—	—	—	—	—	—
Total	$(707.0)

Balance, September 30, 2004		$393.4	$(0.7)	$(16.1)	$(1,696.5)	$3,020.6

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)(in millions)

	Nine months ended September 30,
	2004	2003

Net cash provided by operating activities	$527.7	$267.9

Investing activities
Purchase of fixed assets	(386.6)	(457.5)
Investments in and loans to affiliates	4.5	3.2
Decrease in other assets	—	2.1
Purchase of marketable securities	—	(17.1)
Proceeds from sale of assets	5.1	—
Proceeds from sale of marketable securities	—	22.3

Net cash (used in) investing activities	(377.0)	(447.0)

Financing activities
Proceeds from employee stock option exercises	6.4	—
Proceeds from new borrowings, net	5,275.7	—
Principal payments on long-term debt	(5,957.3)	(7.0)

Net cash (used in) financing activities	(675.2)	(7.0)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	14.8

(Decrease) in cash and cash equivalents	(526.2)	(171.3)
Cash and cash equivalents, beginning of period	795.9	640.7

Cash and cash equivalents, end of period	$269.7	$469.4

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$359.1	$466.2
Income taxes paid	0.2	—

See accompanying notes.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

Chapter 11 Reorganization

On May 8, 2002, we, PTV, Inc. (formerly NTL Europe, Inc. and then known as NTL Incorporated) and certain of our and PTV, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Our operating subsidiaries and those of PTV, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time we emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and we and PTV, Inc. each emerged as independent public companies. We changed our name from NTL Communications Corp. to “NTL Incorporated” and we became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, we were a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of PTV, Inc. and certain of its subsidiaries, including us, were cancelled, and we issued shares of our common stock and Series A warrants and PTV, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of PTV, Inc. and its subsidiaries, including us. The precise mix of new securities received by holders of each particular type of security of PTV, Inc. and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited, or Diamond, and NTL (Triangle) LLC, or NTL Triangle, were not cancelled under the Plan, but were redeemed in May 2004.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, or our 2003 Annual Report.

As of January 1, 2004, we adopted Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This interpretation replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies and clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. The adoption of FIN 46R did not have a material effect on our consolidated financial statements.

Certain prior period balances have been reclassified to conform to the current period presentation, principally consisting of long-term prepayments and deferred revenues related to circuit commitments.

The net loss and net loss per share for the three and nine months ended September 30, 2003 have been revised to show the effect of the adoption of SFAS No. 123 “Accounting for Stock-Based Compensation” on January 1, 2003 and the completion of our rights offering in November 2003.  As a result of the adoption of SFAS No. 123 on January 1, 2003, we recorded compensation expense of $1.9 million and $4.2 million for the three and nine months ended September 30, 2003 respectively. Owing to the effect of the rights offering, the average number of shares outstanding for the three and nine months ended September 30, 2003 increased by 9.0 million shares.

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003
	(in millions, except per share data)

Net loss, as previously reported	$(188.9)	$(726.1)
Effect of adoption of SFAS No. 123	(1.9)	(4.2)
Net loss, revised	$(190.8)	$(730.3)

Net loss per share, as previously reported	$(3.73)	$(14.38)
Effect of rights offering	0.56	2.18
Effect of adoption of SFAS No. 123	(0.03)	(0.07)
Net loss per share, revised	$(3.20)	$(12.27)

Basic and diluted net loss per share is computed by dividing the net loss by the average number of shares outstanding during the three and nine months ended September 30, 2004 and 2003, as adjusted for the effect of the rights offering in November 2003. Options to purchase 3.2 million shares and 0.1 million shares of restricted stock at September 30, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003

Number of shares outstanding at start of period (1)	87.3	50.5	86.8	50.5
Issues of common stock	0.1	0.1	0.3	—
Adjustment for the effect of the rights offering	—	9.0	—	9.0
Average shares outstanding	87.4	59.6	87.1	59.5

(1)          Excludes 0.1 million shares of restricted stock

Note 2 – Stock Based Compensation

Our stock-based employee compensation plans are described more fully in Note 11 of our 2003 Annual Report. Effective as of January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all stock options and stock-based awards granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. For the three and nine months ended September 30, 2004 we expensed $6.5 million and $21.0 million, respectively, and $3.2 million, and $7.5 million, respectively, in 2003, related to stock-based compensation.

The following weighted-average assumptions have been used in the Black-Scholes option pricing model for 2004 and 2003:

	For the Nine months ended September 30,
	2004	2003

Risk-free Interest Rate	3.97%	3.90%
Expected Dividend Yield	0%	0%
Expected Volatility	0.84	0.87
Expected Lives	3.4	3.5

A summary of the activity and related information for stock options for the nine months ended September 30, 2004 and 2003 is as follows:

	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(unaudited)
	(in millions)		(in millions)

Outstanding-beginning of period	3.2	$13.85	—	$—
Granted	0.8	46.90	3.9	13.85
Exercised	(0.6)	12.88	(0.1)	12.00
Expired	—	—	—	—
Forfeited	(0.2)	12.77	(0.4)	13.95
Outstanding-end of period	3.2	$22.43	3.4	$13.87

Exercisable at end of the period	0.5	$19.81	0.3	$13.01
Weighted-average grant date fair value of options granted during the period		$48.40		$6.15

Exercise prices for options outstanding as of September 30, 2004 ranged from $.01 to $71.60. The weighted-average remaining contractual life of those options is 9.4 years.

Note 3 – Employee Benefit Plans

Effective December 31, 2003, we adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited) (in millions)

Service costs	$3.0	$2.6	$9.2	$8.4
Interest costs	6.4	4.7	19.1	15.0
Expected return on plan assets	(6.4)	(4.6)	(19.1)	(14.6)
Amortization of transition obligation	—	—	(0.1)	—
Amortization of prior service costs	—	—	—	—
Recognized actuarial loss	—	—	—	—
Net periodic benefit costs	$3.0	$2.7	$9.1	$8.8

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $26.6 million to our pension plans in 2004. For the three and nine months ended September 30, 2004, we contributed $6.9 million and $20.5 million to our pension plans. We presently anticipate contributing an additional $6.7 million to fund our pension plans in 2004 for a total of $27.2 million.

Note 4 - Fixed Assets

Fixed assets consist of (in millions):

	Estimated Useful Life	September 30, 2004	December 31, 2003
	(unaudited)

Operating equipment
Towers and transmission facilities	8 - 30 years	$381.0	$355.3
Cable distribution plant	8 - 30 years	6,378.7	6,232.7
Switches and headends	8 - 10 years	576.5	557.4
Customer premises equipment	5 - 10 years	1,363.8	1,133.5
Other operating equipment	8 - 20 years	147.5	145.2
Total operating equipment		8,847.5	8,424.1

Other equipment
Land	—	30.4	30.8
Buildings	30 years	275.2	271.4
Leasehold improvements	20 years or, if less, the lease term	173.8	171.6
Computer infrastructure	3 - 5 years	219.6	171.3
Other equipment	5 - 12 years	79.7	72.9
Total other equipment		778.7	718.0
		9,626.2	9,142.1
Accumulated depreciation		(2,253.3)	(1,345.3)
		7,372.9	7,796.8

Construction in progress		124.1	83.7
		$7,497.0	$7,880.5

Note 5 - Intangible Assets

Customer Lists

Estimated aggregate amortization expense relating to customer lists for each of the five succeeding fiscal years from December 31, 2003 is as follows: $225.0 million in 2004, $225.0 million in 2005, $223.3 million in 2006, $222.2 million in 2007 and $90.0 million in 2008.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the nine months ended September 30, 2004 is as follows (in millions) (unaudited):

Reorganization value in excess of amounts allocable to identifiable assets - December 31, 2003	$539.1
Foreign currency exchange translation adjustments	7.6
Adjustment to deferred tax accounts	(2.8)

Reorganization value in excess of amounts allocable to identifiable assets - September 30, 2004	$543.9

The movement in reorganization value in excess of amounts allocable to identifiable assets during the nine months ended September 30, 2004 includes a tax benefit of approximately $2.8 million that is attributable to the use of tax attributes that existed as of the Effective Date.  The deferred tax asset attributable to these tax attributes had previously been offset by a valuation allowance.

Note 6 - Long-Term Debt

Long-term debt consists of (in millions):

	September 30, 2004	December 31, 2003
	(unaudited)

NTL Cable PLC:
8.75% Senior Notes due 2014	$425.0	$—
9.75% Sterling Senior Notes due 2014	678.4	—
8.75% Euro Senior Notes due 2014	279.4	—
Floating Rate Senior Notes due 2012	100.0	—
NTL Investment Holdings Limited and subsidiaries:
Senior Credit Facility	3,933.0	4,968.6
Other	68.4	68.5
NTL (Triangle) LLC:
11.2% Senior Discount Debentures, less unamortized discount of $115.4 (2003)	—	401.9
Other	2.2	2.9
Diamond Holdings Limited:
10% Senior Sterling Notes, less unamortized discount of $38.7 (2003)	—	202.2
9 1/8% Senior Notes, less unamortized discount of $26.5 (2003)	—	83.4
Other	3.0	3.2
	5,489.4	5,730.7
Less: current portion	(110.7)	(2.3)
	$5,378.7	$5,728.4

The effective interest rates on the variable interest rate debt were as follows:

	September 30, 2004	December 31, 2003

Floating Rate Senior Notes due 2012	6.60%	—
Senior Credit Facility
Revolving Facility	—	6.55%
Term Facility	6.82%	9.05%

We completed our refinancing transaction in the second quarter of 2004 from which we raised approximately $5.9 billion of new indebtedness. The refinancing transaction extended the maturities on substantially all of our debt and lowered our weighted average interest expense. In particular:

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

•                  Also, on April 13, 2004, we entered into a new fully underwritten £2,425 million senior secured credit facility, which we refer to as our new credit facility, which includes a £250 million revolving tranche.  On April 14, 2004 we drew down £2,175 million under our new credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, we used to repay our then-existing senior credit facility. At September 30, 2004, the revolving facility was undrawn, with all amounts previously drawn having been repaid. The senior credit facility is secured by most of our assets.

•                  The remaining proceeds from the notes offering, together with cash on hand, were used on May 13, 2004 to redeem the 10% Senior Sterling Notes due 2008 and 9 1/8% Senior Notes due 2008 of Diamond, which we refer to as the Diamond notes, to redeem the 11.2% Senior Discount Debentures due 2007 of NTL Triangle, which we refer to as the Triangle debentures, and to pay transaction costs.

The refinancing transaction resulted in a loss on extinguishment of debt as follows (in millions) (unaudited):

Redemption price		$5,508.9
Net carrying amount:
Face value	$5,497.5
Unamortized discount	(163.3)
Unamortized issue costs	(115.4)
		5,218.8
Loss on extinguishment of debt		$290.1

Note 7 – Derivative Instruments and Hedging Activities

Following our refinancing, we continue to be exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, a substantial portion of our revenues and operating costs are earned and paid in pounds sterling and, to a lesser extent, euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars.  As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness.

Our objective in managing our exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we enter into derivative financial instruments. We have established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than exposure to be managed nor do we enter into derivatives for trading or speculative purposes.

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

Included within other assets at September 30, 2004, is an amount of $1.9 million and included within deferred revenue and other long-term liabilities at September 30, 2004 is an amount of $29.0 million representing the fair values of our derivative instruments as of September 30, 2004.

Interest Rate Swaps - Hedging of Interest Rate Sensitive Obligations

As of September 30, 2004, we have entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,200 million of our outstanding senior credit facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007.

We have designated these interest rate swaps as cash flow hedges under SFAS No. 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. As of September 30, 2004, we recorded $11.5 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Cross Currency Interest Rate Swaps - Hedging the Interest Payments of our Senior note and Senior Credit Facility

At September 30, 2004, we entered into cross-currency interest rate swaps with principal amounts of $820.2 million and €151.0 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on our U.S. dollar denominated Senior Credit Facility, and the pound sterling value of interest payments on the euro denominated Senior Credit Facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $820.2 million and €151.0 million. The net settlement of $0.7 million and $1.2 million under the hedges are included within interest expense for the three and nine months ended September 30, 2004 respectively.

We have designated these cross-currency swaps as cash flow hedges of the changes in the pound sterling value of the interest payments on our U.S. dollar denominated Senior Notes and U.S. dollar and euro denominated Senior Credit Facility, that result from changes in the U.S. dollar and euro against pound sterling exchange rates. As of September 30, 2004, we recorded $4.6 million of net unrealized losses in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross currency interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Foreign Currency Forward Rate Contracts - Hedging the Principal Obligations of our U.S. Dollar Senior Notes and Senior Credit Facility

As of September 30, 2004, we have entered into foreign currency forward rate contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in pound sterling against the U.S. dollar and euro value of the principal obligation of the 8.75% Senior Note due 2014 and variable rate LIBOR Senior Credit Facility, caused by changes in the U.S. dollar and euro against pound sterling rates.

These forward rate contracts have not been designated as hedges and therefore do not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of our U.S. and euro dollar denominated debt into our functional currency pound sterling in accordance with SFAS 52, Foreign Currency Translation. Changes in fair value of these contracts are reported with foreign exchange gains (losses).

Net changes in the fair value of the forward rate contracts recognized in net (loss) for the three and nine months ended September 30, 2004 were as follows (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net (loss) in fair value of forward rate contracts	$(4.1)	$—	$(11.0)	$—

Note 8 - Other Charges Including Restructuring Charges

Other charges of $11.5 million and $39.3 million for the three and nine months ended September 30, 2004, respectively, represent the costs incurred in connection with our call center consolidation program and the costs incurred in connection with the separation of our ntl: broadcast segment.

The costs incurred in the nine months ended September 30, 2004 of $34.6 million in connection with our call center consolidation program include $22.6 million for involuntary employee termination and related costs for approximately 2,700 employees, of whom 856 were terminated by September 30, 2004 and $12.0 million for other costs. On April 7, 2004, we announced the consolidation over the next 18 months of our 13 customer service call centers, which support our ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of September 30, 2004, we have incurred £18.9 million, or $34.6 million, and we expect to incur a total of approximately £23.1 million, or $41.8 million, of costs to fully execute this program.

Other charges of $4.7 million for the three and nine months ended September 30, 2004, were costs incurred in connection with the separation of ntl:broadcast from the other operating units. Currently, ntl: broadcast is operated as an integral part of ntl. This separation is being performed as part of the assessment of the available strategic alternatives for ntl: broadcast. As part of our strategic review, we are soliciting bids in an active auction process and considerable interest has been expressed by prospective purchasers.

Other charges of $4.2 million and $28.0 million for the three and nine months ended September 30, 2003, respectively, were restructuring charges primarily for involuntary employee termination and related costs. These costs were incurred for approximately 880 employees, all of whom were terminated by September 30, 2004. The restructuring charges in 2003 related to our actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas.

The following table summarizes the restructuring charges incurred and utilized in the nine months ended September 30, 2004 (in millions) (unaudited):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total

Balance, December 31, 2003	$—	$72.1	$0.5	$0.5	$73.1
Foreign currency exchange translation adjustments	—	0.6	—	—	0.6
Released	—	—	—	—	—
Charged to expense	22.6	—	—	12.0	34.6
Utilized	(8.7)	(15.2)	(0.1)	(12.0)	(36.0)
Balance, September 30, 2004	$13.9	$57.5	$0.4	$0.5	$72.3

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

Note 10 - Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2004 was $192.1 million and $707.0 million, respectively, and $178.8 million and $625.2 million, respectively, in 2003.  Comprehensive loss comprises (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss for period	$(173.5)	$(190.8)	$(742.3)	$(730.3)
Currency translation adjustment	(0.5)	12.0	51.4	105.1
Net unrealized losses on derivatives	(18.1)	—	(16.1)	—
Pension liability adjustment	—	—	—	—
Comprehensive loss	$(192.1)	$(178.8)	$(707.0)	$(625.2)

Note 11 - Commitments and Contingent Liabilities

At September 30, 2004, we were committed to pay $387.2 million for equipment and services and for investments in and loans to affiliates.  This amount includes $88.4 million for operations and maintenance contracts and other commitments from October 1, 2005 to September 30, 2007.  The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended September 30
2005	$298.8
2006	85.5
2007	2.9
2008	—
2009	—
$387.2

The segment profit for ntl: broadcast has been adversely affected by a £29.4 million ($53.6 million) charge under a confidential fixed price contract. We are presently discussing with the customer revisions to the contract.  Based upon a review of our outstanding obligations under this contract, we estimate that our costs to complete the contract with these revisions will exceed our revenues by the amount of the charge.  Since this figure is an estimate, there can be no assurance that we will not incur additional costs above the estimate or that the costs will in fact be as high as the estimate. If any additional costs were to be incurred, additional charges may have to be taken at the time these costs have been identified.

We have reviewed the events leading up to this charge and have concluded that they are principally due to a material underestimation by us of the costs of the project, a lack of adequate project management resources and significant reliance upon a subcontractor.  We have strengthened our procedures governing the costing, pricing and management of projects to ensure a more balanced risk:reward structure in the terms and conditions of new contracts we enter into.  We also have placed limitations on our reliance upon sub-contractors to fulfill our obligations under material contracts.

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

Year ended September 30
2005	$22.1
2006	0.2
2007	—
2008	—
2009	—
Thereafter	15.0
$37.3

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

•                  ntl: carriers, which provides national and international communications transport services to communications companies in the UK and the Republic of Ireland; and

•                  ntl: Ireland, which provides digital and analog cable television services to homes in its network areas of Dublin, Waterford and Galway.  It also offers broadband Internet services in parts of Dublin.  In addition, ntl: Ireland offers a full range of business telecommunication services including voice, data and Internet products to business customers in the Republic of Ireland.

Shared Services predominantly support our UK operations, with ntl: Ireland being largely self-sufficient.  Shared Services consist of two components:  services and stock-based compensation expense, or SBCE.  The services component is further divided into networks, central support and IT.  The SBCE component represents all SBCE for the group with the exception of that in connection with performance related bonus plans which is charged to the individual divisions including Shared Services.

Our primary measure of profit or loss for each reportable segment is segment profit (loss), and is defined below. We consider this measure an important indicator of the operational strength and performance of our reportable segments and of the trends affecting our segments. This measure excludes the impact of costs and expenses that do not directly affect cash flows such as depreciation, amortization and share of income (losses) from equity investments. We also exclude costs and expenses that are not directly related to the performance of a single reportable segment from this measure such as interest income and expense, loss on extinguishment of debt, and gains or losses on foreign currency transactions, rather than allocating these costs and expenses to multiple reportable segments. Segment profit (loss) also excludes the impact on our results of operations of items that we believe are not characteristic of our underlying business operations for the period in which they are recorded. Other charges are excluded from this measure for these reasons, and because their components are not directly related to the performance of a single reportable segment. This financial measure and combined segment profit should be considered in addition to, not as a substitute for, operating income (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. The reconciliation of combined segment profit to net (loss) can be found further below.

Selected financial information for each reportable segment and the shared services division for the three and nine months ended September 30, 2004 and 2003 is as follows (in millions):

	Revenues				Segment profit / (loss) (1)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
ntl: home	$736.8	$598.7	$2,188.1	$1,777.2	$327.8	$284.1	$971.1	$793.9
ntl: business	116.9	111.8	364.7	347.3	50.5	43.3	146.5	115.9
ntl: broadcast	121.1	108.8	383.7	316.8	4.2	45.4	120.0	134.8
ntl: carriers	53.5	45.9	158.8	134.5	44.5	38.5	128.8	111.8
ntl: Ireland	32.5	28.9	97.1	86.7	10.9	12.2	33.1	29.1
Shared services	—	—	—	—	(113.2)	(101.1)	(350.6)	(333.3)
Total	$1,060.8	$894.1	$3,192.4	$2,662.5	$324.7	$322.4	$1,048.9	$852.2

							Total assets
							September 30, 2004	December 31, 2003
							(unaudited)

ntl: home							$6,723.6	$7,041.1
ntl: business							679.7	688.6
ntl: broadcast							1,406.6	1,453.4
ntl: carriers							657.6	752.7
ntl: Ireland							184.7	233.1
Shared services (2)							526.2	1,003.9
Total							$10,178.4	$11,172.8

(1)       Represents earnings before interest, taxes, depreciation, amortization, other charges, share of income from equity investments, loss on extinguishment of debt and foreign currency transaction gains (losses).

(2)       At September 30, 2004, shared assets included $261.4 million of cash and cash equivalents and $264.8 million of other assets. At December 31, 2003, shared assets included $729.4 million of cash and cash equivalents and $274.5 million of other assets.

The reconciliation of combined segment profit to net (loss) is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Combined segment profit	$324.7	$322.4	$1,048.9	$852.2
Add (deduct):
Other charges	(11.5)	(4.2)	(39.3)	(28.0)
Depreciation	(304.1)	(296.5)	(895.9)	(871.6)
Amortization	(56.6)	(50.2)	(169.9)	(150.4)
Interest income and other, net	2.4	5.2	11.9	11.1
Interest expense	(111.1)	(188.9)	(376.3)	(552.3)
Loss on extinguishment of debt	—	—	(290.1)	—
Share of income (loss) from equity investments	0.9	—	3.1	(1.5)
Foreign currency transaction (losses) gains	(16.5)	3.4	(28.9)	21.0
Income tax (expense) benefit	(1.7)	18.0	(5.8)	(10.8)

	(498.2)	(513.2)	(1,791.2)	(1,582.5)
Net (loss)	$(173.5)	$(190.8)	$(742.3)	$(730.3)

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

•                  ntl: Ireland provides digital and analog cable television services to homes in its network areas of Dublin, Waterford and Galway.  It also offers broadband Internet services in parts of Dublin.  In addition, ntl: Ireland offers a full range of business telecommunication services including voice, data and Internet products to business customers in the Republic of Ireland.

Shared Services predominantly support our UK operations, with ntl: Ireland being largely self-sufficient.  Shared Services consist of two components:  services and stock-based compensation expense, or SBCE.  The services component is further divided into networks, central support and IT.  The SBCE component represents all SBCE for the group with the exception of that in connection with performance related bonus plans which is charged to the individual divisions including Shared Services.

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

•                  ntl: carriers: charges for transmission, fiber, voice and data services provided to other telecommunications service providers over our national network in the UK and the Republic of Ireland; and

•                  ntl: Ireland: monthly fees and usage charges for cable television services and, to a lesser extent, telephone and Internet services in the Republic of Ireland.

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

We also measure combined segment profit, which represents the combined measure of the segment profit (loss) from each of our reportable segments and our shared services division. Combined segment profit is not a financial measure under United States generally accepted accounting principles, or U.S. GAAP. A discussion relating to use of this measure is set forth below under “–Use of Non-U.S. GAAP Financial Measures.”

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

Summary customer statistics: Selected statistics in respect of customers connected directly to our network for ntl: home for the three months ended September 30, 2004 as well as the four prior quarters are set forth in the table below.

	September 30, 2004		June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003

Opening customers (1)	2,981,500		2,923,200		2,867,900		2,809,500		2,753,300
Data cleanse (2)	2,700		(2,200)		(6,200)		—		—
Adjusted opening customers	2,984,200		2,921,000		2,861,700		2,809,500		2,753,300
Customer additions	187,900		166,500		160,300		153,900		158,500
Customer disconnects	134,500		106,000		98,800		95,500		102,300
Net customer movement	53,400		60,500		61,500		58,400		56,200
Reduction to customer count (3)	(23,800)		—		—		—		—
Closing customers (1)	3,013,800		2,981,500		2,923,200		2,867,900		2,809,500
Churn (4)	1.5%		1.2%		1.1%		1.1%		1.2%
Revenue generating units (2, 3, 5)	5,822,000		5,757,900		5,636,100		5,497,800		5,364,100
Television	2,056,100		2,070,600		2,048,900		2,023,600		2,009,700
DTV	1,414,700		1,408,700		1,371,000		1,330,000		1,294,800
Telephone	2,592,400		2,593,100		2,558,400		2,525,000		2,489,800
Broadband	1,173,500		1,094,200		1,028,800		949,200		864,600
60-day free trial	48,100		6,800		—		—		—
RGU/customers	1.93	x	1.93	x	1.93	x	1.92	x	1.91	x
Internet dial-up and DTV access (6)	258,800		293,300		321,100		324,300		332,100
Average revenue per user (7)	£41.56		£41.38		£41.91		£41.96		£41.43

(1)   Opening and closing customers include master antenna television, or MATV customers.

(2)   Data cleanse activity, as part of the harmonization of billing systems, resulted in an increase in the number of recorded customers by approximately 2,700 and an increase in revenue generating units, or RGUs, by approximately 900. The data cleanse reduced DTV RGUs by 800, reduced ATV RGUs by 200 and increased broadband RGUs by 1,900.

(3)   After reviewing how our existing disconnection and credit management practices have been applied and complied with, we have removed approximately 23,800 customers, representing approximately 35,600 RGUs from the customer count. Of  the 35,600 RGUs, 19,200 were telephony RGUs, 8,400 were DTV RGUs 1,800 were ATV RGUs and 6,200 were broadband RGUs. We are in the process of disconnecting these customers during the fourth quarter.  These customers were not disconnected previously, as they should have been, due to non-compliance with our policies.  These disconnections have limited revenue impact.  We have reduced revenue by £1.9 million, or $3.5 million, in the three months ended September 30, 2004 which takes into account revenue adjusted for prior quarters.  We are continuing to review our practices in order to ensure more effective compliance with our policies and to more accurately track disconnects.  In addition, during the fourth quarter ntl: home will be implementing a revised and standardized credit policy which will reduce the number of days an account can be overdue prior to full disconnection.  Implementation of this new policy has led to the reclassification of 49,300 additional customers (representing approximately 81,000 RGUs) as pending disconnects.  We are still seeking payment from these customers and, depending upon the success of our collection efforts, some or all of them may be disconnected in Q4.

(4)   Monthly customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter. The 23,800 customers removed from the customer count will be disconnected in the fourth quarter and are not included in the third quarter monthly churn.

(5)   Telephone, television and broadband Internet subscribers directly connected to our network count as one RGU each. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services at a reduced rate in connection with incentive offers. Our experience to date is that approximately 78 percent of those broadband subscribers on the 60-day free trial convert to paying customers at the end of the trial period.  Accordingly, we have included 78 percent of the triallists in the RGU total.  The National Cable & Telecommunications Association reporting guidelines for the U.S. cable industry do not recognize dial-up Internet customers as RGUs, although they are revenue generating for us.

(6)   Dial-up Internet customers have been adjusted to exclude metered customers who have not used the service for 30 days or more.

(7)   Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenues generated from the provision of telephone, cable television and Internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers in that month. Quarterly ARPU is the average of the three months in that quarter. In calculating ARPU, the 23,800 customers removed from the customer count, and the £1.9 million of revenue relating thereto have been added back to customer numbers and revenues.

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

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our new credit facility, will be sufficient for our cash requirements through September 2005. However, our cash requirements after that time may exceed these sources of cash.

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

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, costs are capitalized based upon estimated allocations. The labor and overhead costs capitalized in the three and nine months ended

September 30, 2004 was £15.6 million and £47.4 million, or $28.5 million and $86.4 million, respectively, and in the three and nine months ended September 30, 2003 was £16.4 million and £60.8 million, or $26.4 million and $97.9 million, respectively.

The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets (in millions, except percentage amounts).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Labor and overhead costs capitalized	$28.5	$26.4	$86.4	$97.9
Total operating costs and selling, general and administrative expenses	736.1	571.7	2,143.5	1,810.3
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	3.9%	4.6%	4.0%	5.4%
Purchase of fixed assets	152.4	157.8	386.6	457.5
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	18.7%	16.7%	22.3%	21.4%

Currency Movements.  We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds sterling and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound sterling declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. As of September 30, 2004, $920.2 million, or 16.8% of our long-term debt, was denominated in U.S. dollars.  To mitigate the risk from these exposures, we have implemented a cash flow hedging program.  The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

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

Integration of Billing Systems.  Our historical growth through acquisitions has resulted in numerous billing systems and incompatible technology infrastructure. We are in the process of merging most of these systems onto a single set of platforms for use by our ntl: home and ntl: business segments. We expect this integration to reduce costs and improve customer call center efficiencies. Through September 30, 2004, we have expended £82.0 million, or $141.0 million, of which £26.6 million, or $48.5 million, was incurred in 2004.  We currently expect the total cost of the integration to be approximately £100.0 million, or $175.0 million. Additionally, we are currently re-phasing the project and now expect the integration to be completed in the second quarter of 2005.

Call Center Consolidation. On April 7, 2004, we announced the consolidation over the next 18 months of our 13 customer service call centers, which support our ntl: home division, into three call centers in the UK equipped for growth. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of September 30, 2004, we have incurred £18.9 million, or $34.5 million, and we expect to incur a total approximately £23.1 million, or $41.8 million, of costs to execute this program.

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

Broadcast Separation. The terms of our credit agreement and bond indenture were negotiated by us to include the ability to separate our broadcast business. We have taken steps to effect the separation which is now in its final stages. We have spent $4.7 million to date. As part of our strategic review, we are soliciting bids in an active auction process and considerable interest has been expressed by prospective purchasers.

Consolidated Results of Operations

Three months ended September 30, 2004 and 2003

Revenues

For the three months ended September 30, 2004, consolidated revenues increased by 18.6% to $1,060.8 million from $894.1 million for the same period in 2003. Revenues expressed in pounds sterling increased by 5.0% to £583.1 million from £555.2 million for the same period in 2003. This increase is substantially due to higher revenues in ntl:home primarily as a result of more customers subscribing to our broadband Internet services, DTV and telephony services as well as growth in wholesale internet services offset by a decline in ATV customers.

Expenses

Operating Costs.  For the three months ended September 30, 2004, operating costs, including network expenses, increased by 37.3% to $493.5 million from $359.4 million for the same period in 2003, and operating costs expressed in pounds sterling increased 21.6% to £271.3 million compared with £223.1 million for the same period in 2003. Operating costs as a percentage of revenues increased to 46.5% for the three months ended September 30, 2004, from 40.2% for the same period in 2003 primarily because cost increases as a result of the revenue growth in ntl: home and a charge against a fixed price contract – see discussion on ntl: broadcast segment profit below.

Selling, general and administrative expenses.  For the three months ended September 30, 2004, selling, general and administrative expenses increased by 14.3% to $242.6 million from $212.3 million for the same period in 2003, and selling, general and administrative expenses expressed in pounds sterling increased by 1.0% to £133.3 million from £132.0 million for the same period in 2003. The increase in selling, general and administrative expenses is primarily due to increase in allowances for doubtful accounts and increased costs relating to credit collections offset by a reduction in maintenance costs from re-negotiation of contracts for IT services. Selling, general and administrative expenses as a percentage of revenues decreased to 22.9% for the three months ended September 30, 2004, from 23.7% for the same period in 2003.

Other Charges

Other charges of $11.5 million in the three months ended September 30, 2004, relate to costs incurred in connection with our call center consolidation program and ntl: broadcast separation. The costs of $6.8 million incurred in connection with our call center consolidation program relate to parallel running, recruitment and property rationalization costs.

Costs of $4.7 million for the three months ended September 30, 2004, were incurred in connection with the separation of ntl: broadcast from the other operating units. Currently, ntl: broadcast is operated as an integral part of ntl. This separation is being performed as part of the assessment of the available strategic alternatives for ntl: broadcast.

Other charges of $4.2 million in the three months ended September 30, 2003 were restructuring charges primarily for involuntary employee termination and related costs. These costs were incurred for approximately 370 employees, all of whom were terminated by September 30, 2004.

The following table summaries the restructuring charges incurred and utilized in the three months ended September 30, 2004 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total

Balance, June 30, 2004	$18.8	$63.4	$0.4	$0.5	$83.1
Foreign currency exchange translation adjustments		—	—	—	—
Released	—	—	—	—	—
Charged to expense	—	—	—	6.8	6.8
Utilized	(4.9)	(5.9)	—	(6.8)	(17.6)
Balance, September 30, 2004	$13.9	$57.5	$0.4	$0.5	$72.3

Depreciation expense

For the three months ended September 30, 2004, depreciation expense increased to $304.1 million from $296.5 million for the same period in 2003.  Depreciation expense expressed in pounds sterling decreased to £167.1 million in 2004 from £184.1 million for the same period in 2003.  This reduction in depreciation expense is due to the absence of depreciation on some assets that became fully depreciated in 2003.

Amortization expense

For the three months ended September 30, 2004, amortization expense increased to $56.6 million from $50.2 million for the same period in 2003. Amortization expense expressed in UK pound sterling remained constant at £31.1 million. Amortization expense relates to the amortization of customer lists that are being amortized over useful economic lives of between 3 and 12 years.

Interest expense

For the three months ended September 30, 2004, interest expense decreased to $111.1 million from $188.9 million for the same period in 2003. This reduction resulted from the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of our refinancing transaction in April 2004 that reduced the total amount of debt outstanding and lowered our weighted average interest expense.

We paid interest in cash of $4.9 million for the three months ended September 30, 2004, and $221.0 million for the three months ended September 30, 2003. The reduction in cash interest payments resulted from the effects of our rights offering and our refinancing transaction which reduced the total amount of debt, lowered our weighted average interest expense and rescheduled interest payments.

Foreign currency transaction (losses) gains

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

For the three months ended September 30, 2004, foreign currency transaction losses were $16.5 million as compared with gains of $3.4 million for the same period in 2003. The losses for the three months ended September 30, 2004 were primarily because of the effect of changes in the exchange rate on our debt that is denominated in currencies other than pound sterling and unrealized losses of $4.1 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness is denominated in U.S. dollars and €376.0 million is denominated in euros.

Income tax (expense) benefit

For the three months ended September 30, 2004, income tax expense was approximately $1.7 million as compared with income tax benefit of $18.0 million for the same period in 2003.  The 2004 expense is composed of approximately $0.7 million in U.S. state and local income tax expense, approximately $0.2 million of deferred U.S. income tax expense, approximately $0.1 million of U.S. alternative minimum tax, approximately $0.3 million of deferred non-U.S. income tax expense and approximately $0.4 million non-U.S. current tax expense.  None of the 2004 income tax, except a portion of the state and local tax, the alternative minimum tax and the current non-U.S. income tax expense, is expected to be payable in the next year.

The 2003 expense is composed of $2.4 million U.S. federal income tax benefit, $0.4 million U.S. state and local income tax expense and $16.0 million of deferred foreign income tax benefit.

Net (loss)

For the three months ended September 30, 2004, net loss was $173.5 million as compared with a net loss of $190.8 million for the same period in 2003. The reduction in net loss is attributable to improved operating performance and savings in interest expense which has partly been offset by the charge under a confidential fixed price contract - see discussion on ntl: broadcast segment profit below.

Net (loss) per share

Basic and diluted net loss per common share for the three months ended September 30, 2004 was $1.99 and for the three months ended September 30, 2003 was $3.20. Basic and diluted net loss per common share is computed using an average of 87.4 million shares issued in the three months ended September 30, 2004 and an average of 59.6 million shares issued for the same period in 2003. Options to purchase 3.2 million shares and 0.1 million shares of restricted stock at September 30, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive.

Segment profit (loss)

Our revenues and segment profit (loss) as a percentage of revenues for each of our reportable segments and shared services division for the three months ended September 30, 2004 and 2003 are set forth in the table below (in millions, except percentage amounts):

	Three months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003

Revenues:
ntl: home	$736.8	$598.7	£405.0	£371.8
ntl: business	116.9	111.8	64.2	69.4
ntl: broadcast	121.1	108.8	66.6	67.6
ntl: carriers	53.5	45.9	29.4	28.5
ntl: Ireland	32.5	28.9	17.9	17.9
Total revenues	$1,060.8	$894.1	£583.1	£555.2

Segment profit (loss):
ntl: home	$327.8	$284.1	£180.2	£176.5
ntl: business	50.5	43.3	27.7	26.9
ntl: broadcast (1)	4.2	45.4	2.4	28.2
ntl: carriers	44.5	38.5	24.4	23.9
ntl: Ireland	10.9	12.2	6.0	7.5
Shared services	(113.2)	(101.1)	(62.2)	(62.9)
Combined segment profit	$324.7	$322.4	£178.5	£200.1

Segment profit as a percentage of revenues:
ntl: home			44.5%	47.5%
ntl: business			43.1%	38.8%
ntl: broadcast (1)			3.6%	41.7%
ntl: carriers			83.0%	83.9%
ntl: Ireland			33.5%	41.9%
Shared services			—%	—%
Combined segment profit as a percentage of revenues			30.6%	36.0%

(1)   The figures for the three months ended September 30, 2004 include a £29.4 million ($53.6 million) charge under a confidential fixed price contract.  See discussion below under ntl: broadcast.

ntl: home.  For the three months ended September 30, 2004, ntl: home revenues increased by 23.1% to $736.8 million from $598.7 million for the same period in 2003, and revenues expressed in pounds sterling increased by 8.9% to £405.0 million from £371.8 million during the same period in 2003. This was primarily a result of more customers subscribing to our broadband Internet services, DTV and telephony services as well as growth in wholesale internet services, partly offset by a fall in ATV customers.

For the three months ended September 30, 2004, ntl: home segment profit increased by 15.4% to $327.8 million from $284.1 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 2.1% to £180.2 million from £176.5 million during the same period in 2003. This increase is primarily due to higher revenues from our broadband Internet services, DTV and telephony services offset by higher telephony interconnect costs and television programming costs associated with those revenues, which were partly reduced by interconnect and mobile rates reductions. In addition, ntl: home reported an increased allowance for doubtful accounts.

ntl: business.  For the three months ended September 30, 2004, ntl: business revenues increased by 4.6% to $116.9 million from $111.8 million for the same period in 2003, but revenues expressed in pounds sterling decreased by 7.5% to £64.2 million from £69.4 million during the same period in 2003. This was primarily because of a reduction in voice revenues in an increasingly competitive market, which was compounded by seasonally low voice usage and project revenues.

For the three months ended September 30, 2004, ntl: business segment profit increased by 16.6% to $50.5 million from $43.3 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 3.0% to £27.7 million from £26.9 million during the same period in 2003. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl:business during 2003, together with the impact of further operational efficiencies and cost cutting including lower allowances for doubtful accounts.

ntl: broadcast.  For the three months ended September 30, 2004, ntl: broadcast revenues increased by 11.3% to $121.1 million from $108.8 million for the same period in 2003, but revenues expressed in pounds sterling decreased by 1.5% to £66.6 million from £67.6 million during the same period in 2003. This was primarily a result of lower revenues from delivery of radio communications services to the public safety sector.

The segment profit for ntl: broadcast has been adversely affected by a £29.4 million ($53.6 million) charge under a confidential fixed price contract. We are presently discussing with the customer revisions to the contract.  Based upon a review of our outstanding obligations under this contract, we estimate that our costs to complete the contract with these revisions will exceed our revenues by the amount of the charge.  Since this figure is an estimate, there can be no assurance that we will not incur additional costs above the estimate or that the costs will in fact be as high as the estimate. If any additional costs were to be incurred, additional charges may have to be taken at the time these costs have been identified.

We have reviewed the events leading up to this charge and have concluded that they are principally due to a material underestimation by us of the costs of the project, a lack of adequate project management resources and significant reliance upon a subcontractor.  We have strengthened our procedures governing the costing, pricing and management of projects to ensure a more balanced risk:reward structure in the terms and conditions of new contracts we enter into.  We also have placed limitations on our reliance upon sub-contractors to fulfill our obligations under material contracts.

Taking into account this charge, for the three months ended September 30, 2004, ntl: broadcast segment profit decreased by 90.7% to $4.2 million from $45.4 million for the same period in 2003, and segment profit expressed in pounds sterling decreased by 91.5% to £2.4 million from £28.2 million during the same period in 2003.

 ntl: carriers.  For the three months ended September 30, 2004, ntl: carriers revenues increased by 16.6% to $53.5 million from $45.9 million for the same period in 2003, and revenues expressed in pounds sterling increased by 3.2% to £29.4 million from £28.5 million during the same period in 2003. This was primarily due to cancellation of contracts and new product revenues partly offset by circuit cancellations.

For the three months ended September 30, 2004, ntl: carriers segment profit increased by 15.6% to $44.5 million from $38.5 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 2.1% to £24.4 million from £23.9 million during the same period in 2003. The increase in segment profit expressed in pound sterling was due to the revenue growth discussed above.

 ntl: Ireland.  For the three months ended September 30, 2004, ntl: Ireland revenues increased by 12.5% to $32.5 million from $28.9 million for the same period in 2003, revenues expressed in pounds sterling remained constant at £17.9 million and revenues expressed in euros increased by 3.5% to €26.5 million from €25.6 million during the same period in 2003 primarily due to price increases and more customers subscribing to our DTV services.

For the three months ended September 30, 2004, ntl: Ireland segment profit decreased by 10.7% to $10.9 million from $12.2 million for the same period in 2003, segment profit expressed in pounds sterling decreased by 20.0% to £6.0 million from £7.5 million during the same period in 2003, and segment profit expressed in euros decreased by 16.7% to €8.9 million from €10.8 million for the same period in 2003. This decrease in segment profit was primarily owing to benefits realized in 2003 from the successful renegotiation of major supplier contracts not being repeated in 2004.

Shared Services.  For the three months ended September 30, 2004, ntl: shared services loss increased by 12.0% to $113.2 million from $101.1 million for the same period in 2003, and the loss expressed in pounds sterling decreased by 1.1% to £62.2 million from £62.9 million during the same period in 2003. The stock-based compensation expense component increased to £3.3 million from £2.0 million in  the same period in 2003 as a result of employee stock awards in 2004.  The loss from the remainder of Shared Services decreased to £58.9 million from £60.9 million during the same period in 2003.  This decrease was principally as a result of savings arising from our re-negotiation of our contract with IBM for outsourced IT services in the third quarter of 2003 together with lower property and facility costs as a result of property rationalization.

Nine months ended September 30, 2004 and 2003

Revenues

For the nine months ended September 30, 2004, consolidated revenues increased by 19.9% to $3,192.4 million from $2,662.5 million for the same period in 2003. Revenues expressed in pounds sterling increased by 6.0% to £1,752.5 million from £1,653.0 million for the same period. This increase is substantially due to increased revenues in ntl:home primarily a result of more customers subscribing to our broadband Internet services, DTV and our telephony services as well as a result of price rises in 2004.

Expenses

Operating Costs.  For the nine months ended September 30, 2004, operating costs, including network expenses, increased by 22.5% to $1,417.7 million from $1,157.2 million for the same period in 2003, and operating costs expressed in pounds sterling increased by 8.3% to £778.3 million from £718.4 million for the same period in 2003. Operating costs as a percentage of revenues increased to 44.4% for the nine months ended September 30, 2004, from 43.5% for the same period in 2003 primarily because of a charge against a fixed price contract - see our discussion below on ntl: broadcast segment profit.

Selling, general and administrative expenses.  For the nine months ended September 30, 2004, selling, general and administrative expenses increased by 11.1% to $725.8 million from $653.1 million for the same period in 2003, and selling, general and administrative expenses expressed in pounds sterling decreased by 1.8% to £398.4 million from £405.7 million for the same period in 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 22.7% for the nine months ended September 30, 2004, from 24.5% for the same period in 2003.  Decreases in the cost of our  outsourced IT services, savings in property and related facility costs, and reductions in employee costs and other cost efficiencies in our ntl: business segment have been largely offset by increased sales and marketing costs in our ntl: home segment together with the adverse impact of costs no longer capitalized resulting from the redeployment of resources from capital to operating activities.

Other Charges

Other charges of $39.3 million in the nine months ended September 30, 2004, relate to costs incurred in connection with our call center consolidation program and ntl: broadcast separation. Of the $34.6 million incurred in connection with our call center consolidation program, $22.6 million relates to involuntary employee termination and related costs in respect of approximately 2,700 employees of whom 856 were terminated by September 30, 2004, and $12.0 million relates to other costs of the consolidation program.

Costs of $4.7 million for the nine months ended September 30, 2004 were incurred in connection with the separation of ntl: broadcast from the other operating units. Currently, ntl: broadcast is operated as an integral part of ntl. This separation is being performed as part of the assessment of the available strategic alternatives for ntl: broadcast.

Other charges of $28.0 million in the nine months ended September 30, 2003 are comprised of new charges of $36.3 million less releases of $8.3 million in respect of provisions no longer required principally relating to restructuring charges primarily for involuntary employee termination and related costs. These costs were incurred for approximately 880 employees, all of whom were terminated by September 30, 2004.

The following table summaries the restructuring charges incurred and utilized in the nine months ended September 30, 2004 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total

Balance, December 31, 2003	$—	$72.1	$0.5	$0.5	$73.1
Foreign currency exchange translation adjustments	—	0.6	—	—	0.6
Released	—	—	—	—	—
Charged to expense	22.6	—	—	12.0	34.6
Utilized	(8.7)	(15.2)	(0.1)	(12.0)	(36.0)
Balance, September 30, 2004	$13.9	$57.5	$0.4	$0.5	$72.3

Depreciation expense

For the nine months ended September 30, 2004, depreciation expense increased to $895.9 million from $871.6 million for the same period in 2003.  Depreciation expense expressed in pounds sterling decreased to £491.7 million in 2004 from £541.1 million for the same period in 2003.  This reduction in depreciation expense is due to the absence of depreciation on some assets that became fully depreciated in 2003.

Amortization expense

For the nine months ended September 30, 2004, amortization expense increased to $169.9 million from $150.4 million for the same period in 2003. Amortization expense expressed in UK pounds sterling remained constant at £93.3 million. Amortization expense relates to the amortization of customer lists that are being amortized over useful economic lives of between 3 and 12 years.

Interest expense

For the nine months ended September 30, 2004, interest expense decreased to $376.3 million from $552.3 million for the same period in 2003, primarily as a result of the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of the refinancing transaction in April 2004 that reduced the total amount of debt outstanding and lowered our weighted average interest expense.

We paid interest in cash of $359.1 million for the nine months ended September 30, 2004, and $466.2 million for the nine months ended September 30, 2003.  The decrease in cash interest payments resulted from the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense and rescheduled some interest payments.

Loss on extinguishment of debt

For the nine months ended September 30, 2004, loss on extinguishment of debt was $290.1 million, or £162.3 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of $11.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of $115.4 million and unamortized discount of $163.3 million on the redemption of the Diamond notes and the Triangle debentures and the repayment of the then existing senior credit facility.

Foreign currency transaction (losses) gains

For the nine months ended September 30, 2004, foreign currency transaction losses were $28.9 million as compared with gains of $21.0 million for 2003. The losses for the nine months ended September 30, 2004 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized losses of $11.0 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness are denominated in U.S. dollars and €376.0 million are denominated in euros.

Income tax (expense) benefit

For the nine months ended September 30, 2004, income tax expense was approximately $5.8 million as compared with income tax expense of $10.8 million for the same period in 2003.  The 2004 expense is composed of approximately $1.9 million in U.S. state and local income tax expense, approximately $1.6 million of deferred U.S. income tax expense, approximately $0.2 million of U.S. alternative minimum tax, approximately $1.7 million of deferred non-U.S. income tax expense and $0.4 million of non-U.S. current tax expense.  None of the 2004 income tax, except a portion of the state and local tax, the alternative minimum tax and the current non-U.S. income tax expense, is expected to be payable in the next year.

The 2003 expense is composed of $10.4 million U.S. federal income tax expense, $1.5 million U.S. state and local income tax expense and $1.1 million of deferred foreign income tax benefit.

Net (loss)

For the nine months ended September 30, 2004, net loss was $742.3 million as compared with a net loss of $730.3 million for the same period in 2003. The increase in net loss is attributable to the loss on extinguishment of debt and the charge on the fixed price contract partly offset by our improved operating performance and savings in interest expense.

Net (loss) per share

Basic and diluted net loss per common share for the nine months ended September 30, 2004 was $8.52 and for the nine months ended September 30, 2003 was $12.27. Basic and diluted net loss per common share is computed using an average of 87.1 million shares issued in the nine months ended September 30, 2004 and an average of 59.5 million shares issued for the same period in 2003. Options to purchase 3.2 million shares and 0.1 million shares of restricted stock at September 30, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive.

Segment profit (loss)

Our revenues and segment profit (loss) as a percentage of revenues for each of our reportable segments and shared services division for the nine months ended September 30, 2004 and 2003 are set forth in the table below (in millions, except percentage amounts):

	Nine months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues:
ntl: home	$2,188.1	$1,777.2	£1,201.2	£1,103.4
ntl: business	364.7	347.3	200.2	215.6
ntl: broadcast	383.7	316.8	210.6	196.7
ntl: carriers	158.8	134.5	87.2	83.5
ntl: Ireland	97.1	86.7	53.3	53.8
Total revenues	$3,192.4	$2,662.5	£1,752.5	£1,653.0

Segment profit (loss):
ntl: home	$971.1	$793.9	£533.1	£492.9
ntl: business	146.5	115.9	80.4	72.0
ntl: broadcast (1)	120.0	134.8	65.9	83.7
ntl: carriers	128.8	111.8	70.7	69.4
ntl: Ireland	33.1	29.1	18.2	18.0
Shared services	(350.6)	(333.3)	(192.5)	(207.1)
Combined segment profit	$1,048.9	$852.2	£575.8	£528.9

Segment profit as a percentage of revenues:
ntl: home			44.4%	44.7%
ntl: business			40.2%	33.4%
ntl: broadcast (1)			31.3%	42.6%
ntl: carriers			81.1%	83.1%
ntl: Ireland			34.1%	33.5%
Shared services			—%	—%
Combined segment profit as a percentage of revenues			32.9%	32.0%

(1)   The figures for the nine months ended September 30, 2004 include a £29.4 million ($53.6 million) charge under a confidential fixed price contract.  See discussion below under ntl: broadcast.

ntl: home.  For the nine months ended September 30, 2004, ntl: home revenues increased by 23.1% to $2,188.1million from $1,777.2 million for the same period in 2003, and revenues expressed in pounds sterling increased by 8.9% to £1,201.2 million from £1,103.4 million during the same period in 2003. This was primarily a result of more customers subscribing to our broadband Internet services and our telephony services.

For the nine months ended September 30, 2004, ntl: home segment profit increased by 22.3% to $971.1 million from $793.9 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 8.2% to £533.1 million from £492.9 million during the same period in 2003. This increase is primarily due to our higher revenues offset by an increase in allowances for doubtful accounts and additional sales and marketing costs including related employee costs together with the adverse impact of costs no longer capitalized resulting from the redeployment of resources from capital to operating activities.

 ntl: business.  For the nine months ended September 30, 2004, ntl: business revenues increased by 5.0% to $364.7 million from $347.3 million for the same period in 2003, but revenues expressed in pounds sterling decreased by 7.1% to £200.2 million from £215.6 million during the same period in 2003. This was primarily because of fewer customers, major installations and orders as we executed our strategy of focusing on a smaller but more profitable customer base. In addition, we have experienced lower telephone usage revenues per customer due to increased competition in the business telecommunications market, together with a move towards the use of mobile telephones rather than fixed lines.

For the nine months ended September 30, 2004, ntl: business segment profit increased by 26.4% to $146.5 million from $115.9 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 11.7% to £80.4 million from £72.0 million during the same period in 2003. This increase was primarily a result of reduced employee costs following a substantial organizational restructuring of ntl: business during 2003, together with the impact of further operational efficiencies and cost cutting including lower repairs and maintenance charges, and lower allowances for doubtful accounts.  The reductions in revenue described above did not have a material impact on segment profit because of low profitability of these revenue streams.

ntl: broadcast.  For the nine months ended September 30, 2004, ntl: broadcast revenues increased by 21.1% to $383.7 million from   $316.8 million for the same period in 2003, and revenues expressed in pounds sterling increased by 7.1% to £210.6 million from £196.7 million during the same period in 2003. This was primarily a result of higher revenues from delivery of radio communications services to the public safety sector. Those arose principally from managed service contracts with UK county police forces for the migration from analog to digital communications systems together with the supply of radio equipment and associated project and technical labor.  We also generated revenues from the continued rollout of digital radio services, increases in site sharing, and increases in project services.

The segment profit for ntl: broadcast has been adversely affected by a £29.4 million ($53.6 million) charge under a confidential fixed price contract. We are presently discussing with the customer revisions to the contract.  Based upon a review of our outstanding obligations under this contract, we estimate that our costs to complete the contract with these revisions will exceed our revenues by the amount of the charge.  Since this figure is an estimate, there can be no assurance that we will not incur additional costs above the estimate or that the costs will in fact be as high as the estimate. If any additional costs were to be incurred, additional charges may have to be taken at the time these costs have been identified.

We have reviewed the events leading up to this charge and have concluded that they are principally due to a material underestimation by us of the costs of the project, a lack of adequate project management resources and significant reliance upon a subcontractor.  We have strengthened our procedures governing the costing, pricing and management of projects to ensure a more balanced risk:reward structure to the terms and conditions of new contracts we enter into.  We also have placed limitations on our reliance upon sub-contractors to fulfill our obligations under material contracts.

Taking into account this charge, for the nine months ended September 30, 2004, ntl: broadcast segment profit decreased by 11.0% to $120.0 million from $134.8 million for the same period in 2003, and segment profit expressed in pounds sterling decreased by 21.3% to £65.9 million from £83.7 million during the same period in 2003.

 ntl: carriers.  For the nine months ended September 30, 2004, ntl: carriers revenues increased by 18.1% to $158.8 million from $134.5 million for the same period in 2003, and revenues expressed in pounds sterling increased by 4.4% to £87.2 million from £83.5 million during the same period in 2003. This was primarily due to increased revenues from wholesale call termination partly offset by reduced revenues due to end of term contracts in 2003 not being renewed or replaced.

For the nine months ended September 30, 2004, ntl: carriers segment profit increased by 15.2% to $128.8 million from $111.8 million for the same period in 2003, and segment profit expressed in pounds sterling increased by 1.9% to £70.7 million from £69.4 million during the same period in 2003. This increase in segment profit as expressed in pounds sterling was due to the higher revenues.

 ntl: Ireland.  For the nine months ended September 30, 2004, ntl: Ireland revenues increased by 12.0% to $97.1 million from $86.7 million for the same period in 2003, revenues expressed in pounds sterling decreased by 0.9% to £53.3 million from £53.8 million and revenues expressed in euros increased by 1.4% to €79.1 million from €78.0 million during the same period in 2003 due to price increases and more digital customers offset by the impact of fewer basic customers following the disconnection of a large number of non-paying customers during 2003.

For the nine months ended September 30, 2004, ntl: Ireland segment profit increased by 13.7% to $33.1 million from $29.1 million for the same period in 2003, segment profit expressed in pounds sterling increased by 1.1% to £18.2 million from £18.0 million during the same period in 2003, and segment profit expressed in euros increased by 3.8% to €27.0 million from €26.0 million for the same period in 2003. This increase in segment profit was primarily due to increased revenues and margins, a reduction in our bad debt charge as a result of our more rigorous credit policy and other operating expense savings offset by a lower level of non-recurring savings from 2003.

Shared Services.  For the nine months ended September 30, 2004, Shared Services loss increased by 5.2% to $350.6 million from $333.3 million for the same period in 2003, but the loss expressed in pounds sterling decreased by 7.0% to £192.5 million from £207.1 million during the same period in 2003. The stock-based compensation expense component increased to £10.1 million from £4.7 million in the same period in 2003 as a result of stock awards in 2004. The loss from the remainder of Shared Services decreased to £182.4 million from £202.4 million for the same period in 2003. This decrease is principally as a result of our re-negotiation of our contract with IBM for outsourced IT services in the third quarter of 2003 together with reduced property and related facility costs through further property rationalization and negotiated savings on our facility contracts.

Statement of Cash Flows

Nine Months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, cash provided by operating activities increased to $527.7 million from $267.9 million for the same period in 2003, and cash provided by operating activities expressed in pounds sterling increased to £289.4 million from £166.3 million.  This increase was because of the improvement in operating results and lower interest payments.  For the nine months ended September 30, 2004, cash paid for interest, exclusive of amounts capitalized, decreased to $359.1 million from $466.2 million during the same period in 2003 and cash paid for interest, exclusive of amounts capitalized, expressed in pounds sterling decreased to £196.8 million from £289.4 million.  This decrease results from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

For the nine months ended September 30, 2004, cash used in investing activities decreased to $377.0 million from $447.0 million for the same period in 2003 and cash used in investing activities expressed in pounds sterling decreased to £207.0 million from £277.5 million. The reduction is primarily because of reduced purchases of fixed assets.

Cash used in financing activities for the nine months ended September 30, 2004 was $675.2 million compared with $7.0 million cash used in the nine months ended September 30, 2003.

The principal components of the $675.2 million cash used in financing activities for the nine months ended September 30, 2004 relate to our refinancing transaction completed in April 2004 as follows:

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

For the nine months ended September 30, 2003 we made $7.0 million principal payments on other indebtedness.

Liquidity and Capital Resources

In November 2003 we completed our rights offering from which we received gross proceeds of $1.4 billion. We used the net proceeds to repay in excess of $1.2 billion of indebtedness.

In the second quarter of 2004, we completed our refinancing transaction from which we raised approximately $5.9 billion indebtedness. The refinancing transaction extended the maturities on substantially all of our debt and lowered our weighted average interest expense. In particular:

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

•                  The remaining proceeds from the notes offering, together with cash on hand, were used on May 13, 2004 to redeem the Diamond notes, redeem the Triangle debentures, and pay transaction costs.

The redemption of the Diamond notes and the Triangle debentures on May 13, 2004, as well as making Diamond Cable Communications Limited and its direct or indirect subsidiaries wholly owned subsidiaries of NTL Cable PLC as required by the terms of the indenture governing the notes and our new credit facility, has provided us with additional flexibility to engage in intercompany transfer of funds and other transactions. The terms of the indenture governing the Senior Notes and our new credit facility permits us to operate our ntl: broadcast segment as a stand alone business not subject to the restrictive covenants contained in the indenture and our new credit facility.

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

Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases.  For the period of October 1, 2004 through September 30, 2005, we expect to spend between £350.0 million and £400.0 million, or between $630.0 million and $725.0 million, on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the nine months ended September 30, 2004, our cash decreased by $526.2 million, however this was principally because of the refinancing transaction in April 2004 and repayments of debt in the first quarter of 2004.

Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our new credit facility, will be sufficient for our cash requirements through at least September 30, 2005. However, our cash requirements after September 30, 2005, may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the Senior Notes or our new credit facility from incurring additional indebtedness.

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

Interest rate swaps

We have entered into a number of interest rate swaps to hedge the variability in future interest payments on the new senior credit facility which accrues interest at variable rates based on LIBOR.  The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates. The interest rate swaps became effective on October 14, 2004.

We have designated the interest rate swaps as cash flow hedges under SFAS No. 133 because they hedge against changes in LIBOR.  The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency interest rate swaps

We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the 8.75% Senior Notes due 2014, and variable rate based on LIBOR interest payments on the Senior Credit Facility due 2012, denominated in U.S. dollars and euros. Under the cross-currency swaps we receive interest in U.S. dollars at a rate of 8.75%, and U.S. dollar and euros at a variable rate based on LIBOR, and we pay interest in pound sterling at a rate of 9.42%, and at a variable rate based on LIBOR. The net settlement under the cross-currency swaps is included within interest expense.

We have designated the cross-currency swaps as cash flow hedges of the changes in the pound sterling value of the interest payments on the Senior Notes and Senior Credit Facility that result from changes in the value of pounds sterling against the U.S. dollar and euro.  The cross-currency swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Foreign currency forward contracts

We have entered into a number of forward contracts to purchase a total of $820.2 million, and €151 million maturing on April 14, 2009. The contracts hedge the variability in the pound sterling value of the principal obligation of the 8.75% Senior Notes and on the Senior Credit Facility based on a variable rate of LIBOR, resulting from changes in the value of pounds sterling against the U.S. dollar and euro.

The forward contracts have not been designated as hedges and therefore do not qualify for hedge accounting under SFAS No. 133. The forward contracts are still recognized as either assets or liabilities and measured at fair value but changes in the fair value are reported in the income statement.  However, the forward contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of the U.S. dollar and euro denominated Senior Notes and Senior Credit Facility into pounds sterling.

Description of Outstanding Indebtedness

The terms of the significant notes and credit facilities issued by our subsidiaries as at September 30, 2004 are summarized below.

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

Senior Credit Facility

•                  The principal amount outstanding is £2,174.1 million or $3,933.0 million.  Our senior credit facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling £2,174.1 million or $3,933.0 million, and a revolving facility of £250 million, or $452.3 million.  The term facility was fully drawn and the revolving facility was undrawn at September 30, 2004.

•                  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate.  The term facility and the revolving facility have different margin rates.  At September 30, 2004, the effective average annual interest rate on the term facility was 6.82%. Interest is payable at least semi-annually.

•                  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004.

•                  The senior credit facility is secured over most of our assets.

•                  We are subject to financial maintenance tests under our senior credit facility, including a test of liquidity, coverage and leverage ratios applied to us and some of our subsidiaries. As at September 30, 2004, we were in compliance with these covenants.

Contractual Obligations and Commercial Commitments

The following tables include aggregate information about our contractual obligations as of September 30, 2004, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$5,418.8	$109.0	$562.1	$931.5	$3,816.2
Capital Lease Obligations	219.7	8.7	15.4	14.8	180.8
Operating Leases	798.5	99.4	162.5	137.0	399.6
Unconditional Purchase Obligations (1)	387.2	298.8	88.4	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$6,824.2	$515.9	$828.4	$1,083.3	$4,396.6

(1)                                  These obligations include our obligations under our agreement with IBM. After May 2006, our contract with IBM is terminable upon six months’ notice. After that time it becomes a conditional obligation. Accordingly, we have not included any payments after this date.

The following table includes information about our commercial commitments as of September 30, 2004. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Guarantees	$37.3	$22.1	$0.2	$—	$15.0
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	$37.3	$22.1	$0.2	$—	$15.0

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

In consideration for financial and business advisory services provided to us in connection with our refinancing transaction completed in April 2004, W.R. Huff Asset Management were paid $7.5 million on April 22, 2004. Our board also granted to each of Eric Koza and Karim Samii, employees of W.R. Huff Asset Management, the right to receive 20,000 restricted shares of our common stock under the Amended and Restated 2004 NTL Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting of stockholders in May 2004. The restricted stock award was made in consideration of financial and business advisory services provided to us by Messrs. Koza and Samii. Shares authorized under the Amended and Restated 2004 NTL Stock Incentive Plan, including those granted to Messrs. Koza and Samii, were registered under a registration statement on Form S-8 that we filed with the SEC on May 6, 2004.

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

Reconciliation of

Combined Segment Profit to U.S. GAAP net loss

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Combined segment profit	$324.7	$322.4	$1,048.9	$852.2
Reconciling items:
Other charges	(11.5)	(4.2)	(39.3)	(28.0)
Depreciation and amortization	(360.7)	(346.7)	(1,065.8)	(1,022.0)
Interest income and other, net	2.4	5.2	11.9	11.1
Interest expense	(111.1)	(188.9)	(376.3)	(552.3)
Loss on extinguishment of debt	—	—	(290.1)	—
Share of income (loss) from equity investments	0.9	—	3.1	(1.5)
Foreign currency transaction (losses) gains	(16.5)	3.4	(28.9)	21.0
Income tax (expense) benefit	(1.7)	18.0	(5.8)	(10.8)
Subtotal	(498.2)	(513.2)	(1,791.2)	(1,582.5)
Net (loss)	$(173.5)	$(190.8)	$(742.3)	$(730.3)

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

Also, a substantial portion of our revenues and operating costs are earned and paid in pound sterling and, to a lesser extent euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars. As of September 30, 2004, $920.2 million, or 16.8% of our long-term debt, was in U.S. dollars. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

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

Because the revenues and expenses from our principal operations are denominated primarily in pounds sterling, but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations. The aggregate potential increase in our net loss from a hypothetical one percent fall in the U.S. dollar to pound sterling exchange rate would have been approximately $6.6 million for the nine months ended September 30, 2004.

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.  The following table provides information as of September 30, 2004, about our long-term fixed and variable interest rate debt by maturity that are sensitive to changes in interest rates and foreign currency exchange rates (in millions, except percentages).

	Three months ended December 31,	Year ended December 31,						Fair Value September 30,
	2004	2005	2006	2007	2008	Thereafter	Total	2004

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$461.1
Average interest rate						8.75%

Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£375.0
Average interest rate						9.75%
Average forward exchange rate						1.73

Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€230.1
Average interest rate						8.75%
Average forward exchange rate						1.31

US Dollars
Variable Rate	—	—	—	—	—	$100.0	$100.0	$103.5
Average interest rate						LIBOR plus 5%

Pounds Sterling
Variable Rate	£—	£60.0	£119.6	£190.6	£259.4	£637.4	£1,267.0	£1,267.0
Average interest rate		LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%
Average forward exchange rate		1.73	1.72	1.71	1.70	1.70

Pounds Sterling
Variable Rate	—	—	—	—	—	£585.0	£585.0	£585.0
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						1.71

Euros
Variable Rate	—	—	—	—	—	€151.0	€151.0	€151.0
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						1.29

US Dollars
Variable Rate	—	—	—	—	—	$395.2	$395.2	$395.2
Average interest rate						LIBOR plus 3.00%

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our next annual report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

Our project team is working to document, evaluate and test our internal controls but we have not yet completed our assessment of the effectiveness of these internal controls.  During the course of this work we have made a number of enhancements to our internal controls over financial reporting and anticipate making further enhancements in the fourth quarter of 2004.  In addition, we are currently planning to upgrade one of our significant billing systems during the fourth quarter of 2004.  During the time that these enhancements are being implemented, we may temporarily experience periods of ineffectiveness in our internal controls over financial reporting.

It is possible that we, or our independent accounting firm, complete our assessment but identify deficiencies that either individually or in the aggregate constitute a material weakness which cannot be remediated prior to completion of the assessment.  It is also possible that the assessment will not be timely completed.  In either case we, or our independent accounting firm, may not be able to positively report on the effectiveness of our internal controls over financial reporting as at December 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PTV, Inc and some of its former officers, including Barclay Knapp, our former president and chief executive officer, have been named as defendants in a number of purported securities class action lawsuits and one individual action brought by former PTV, Inc stockholders. The complaints in those cases generally allege that the defendants failed to disclose PTV’s financial condition, finances and future prospects accurately in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. The defendants filed motions to dismiss the actions and, on July 31, 2003, the court entered an order dismissing the complaint in the individual action without prejudice to filing an amended complaint and deferred its decision on the complaint in the class action lawsuits. On August 20, 2003, the plaintiff in the individual action filed an amended complaint. The defendants filed motions to dismiss the amended complaint in the individual actions. Accordingly the motions to dismiss all actions are now currently pending. We do not know of any facts that would support these allegations, and the defendants have informed us that they intend to defend these lawsuits vigorously. While PTV has been released from personal monetary liability in these actions as a result of the completion of the Plan, the case remains pending against PTV and the individuals named as defendants. We have not been named as a defendant. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York. We may be liable for indemnification claims from some of our officers and directors, including Mr. Knapp, to the extent our insurance coverage is insufficient.

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

On March 16, 2004, in an action to which we are not a party, a state court in New York granted the summary judgment motion of a U.S. broker dealer to require that “when-issued” trading in our common stock prior to the completion of the Plan be settled on an adjusted basis by the parties to the action in a manner to be set forth in an order of the state court, which has not yet been entered. On March 30, 2004, Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold us and PTV, Inc liable for alleged damages attributable to some of their trading in our common stock on a “when-issued” basis.  On April 13, 2004, the plaintiff agreed to adjourn the case until there has been a final determination in the aforementioned state court action by the U.S. broker dealer.

We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operation or cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Senior management appointment

Effective September 20, 2004, we appointed Jacques Kerrest as Chief Financial Officer.  As CFO, Mr. Kerrest is responsible for all of our financial activities including cash and credit management, capital budgeting, financial planning and analysis, corporate finance, tax, financial reporting, SEC and regulatory filings, accounting systems and controls, internal audit, bank relationships, financing and investor relations.

Mr. Kerrest has over 30 years experience of financial management in Europe and North America.  Most recently, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, a leading provider of global IP and data services for businesses.

Acquisition of Virgin.Net

On September 28, 2004, we announced that we had agreed to acquire Virgin Media Group’s remaining interests in Virgin Net Limited, together with all the remaining minority interests held by existing and former management. These acquisitions will take our ownership of Virgin.Net, the joint venture formed by Virgin and us in 1996, to 100 per cent. We have received the required regulatory clearance from the Irish Competition Authority and closed the transaction on November 8, 2004.

Virgin.Net is currently the UK’s 5th largest Internet Service Provider (ISP) serving 590,000 customers.  Virgin.Net subscriber figures and financials are not consolidated in our third quarter results.

Broadcast Strategy

The terms of our credit and bond agreements include the ability to separate our broadcast business. We have taken steps to effect the separation which is now in its final stages.  As part of our strategic review, we are soliciting bids in an active auction process and considerable interest has been expressed by prospective purchasers.

ITEM 6. EXHIBITS

10.1               Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest.

10.2               Letter Agreement, dated as of September 6, 2004, between NTL Incorporated and Scott Schubert.

31.1               Certification of CEO pursuant to Rule 13a-14(a) under the Securities Act of 1934.

31.2               Certification of CFO pursuant to Rule 13a-14(a) under the Securities Act of 1934.

32                        Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED

Date: November 9, 2004	By:	/s/ Simon P. Duffy
Simon P. Duffy
Chief Executive Officer, President and Director

Date: November 9, 2004	By:	/s/ Jacques Kerrest
Jacques Kerrest
Chief Financial Officer