Form 10-K
period 2004-12-31
NTL INC
filed 2005-03-16
CIK 906347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2004, based on the closing price for the registrant's common stock on the Nasdaq National Market on such date, was $4,363,146,929.

        As of March 11, 2005, there were 87,741,486 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding shares of the registrant's common stock issuable upon the exercise of Series A Warrants to purchase 10,313,158 shares of the registrant's common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted whether expressed or implied, by these forward-looking statements. These factors include:

  •
  potential adverse developments with respect to our liquidity or results of operations;

  •
  our significant debt payments and other contractual commitments;

  •
  our ability to fund and execute our business plan;

  •
  our ability to generate cash sufficient to service our debt;

  •
  interest rate and currency exchange rate fluctuations;

  •
  our ability to complete the integration of our billing systems;

  •
  the impact of new business opportunities requiring significant up-front investments;

  •
  our ability to attract and retain customers and increase our overall market penetration;

  •
  our ability to compete against other communications and content distribution businesses;

  •
  our ability to maintain contracts that are critical to our operations;

  •
  our ability to respond adequately to technological developments;

  •
  our ability to develop and maintain back-up for our critical systems;

  •
  our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions; and

  •
  our ability to have an impact upon, or to respond effectively to, new or modified laws or regulations.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

NOTE CONCERNING HISTORICAL STRUCTURE
OF THE COMPANY AND FRESH-START REPORTING

Historical Structure

        NTL Incorporated is a Delaware corporation and is publicly traded on the Nasdaq National Market in the United States, or the U.S. Our historical structure is as follows:

        We were incorporated in 1993 as a Delaware corporation and continued as a publicly traded holding company until February 1999. From February 1999 until January 10, 2003, we were a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, referred to in this annual report as NTL Delaware which was incorporated in February 1999 in order to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the United Kingdom, or the U.K., and Ireland, and was accomplished through a merger. Our stockholders at the time became stockholders of the new holding company, NTL Delaware. The new holding company took the name NTL Incorporated until May 2000, when its name was changed back to NTL (Delaware), Inc.

        In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, referred to in this annual report as CWC (the operations acquired from CWC are called ConsumerCo), and was accomplished similarly through a merger. The stockholders of NTL Delaware became stockholders of the new holding company, NTL Delaware became a subsidiary of the new holding company, and we remained a subsidiary of NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., or NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to us.

        On January 10, 2003, we emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, which we refer to as the Plan, our former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with us and NTL Europe each emerging as independent public companies. We were renamed "NTL Incorporated" and became the holding company for the former NTL group's principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of our former parent and some of its subsidiaries, including us, were cancelled. We issued shares of our common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock, to various former creditors and stockholders. As a result, we are no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV Inc., or PTV.

Fresh-Start Reporting

        We operated our business as a debtor-in possession subject to the jurisdiction of the Bankruptcy Court beginning on May 8, 2002, the date that we, NTL Europe and some of our and NTL Europe's subsidiaries filed the Plan under Chapter 11 of the U.S. Bankruptcy Code, until January 10, 2003. Accordingly, we have prepared our consolidated financial statements in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, or SOP 90-7.

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

Summary Corporate Structure

        The following chart shows the corporate structure of NTL through which our primary operations are conducted. This is a condensed chart and it does not show all of our operating and other intermediate companies.

(1)
NTL Incorporated indirectly owns other non-material subsidiaries, which are not shown here.

(2)
Issuer of our 8.75% Senior Notes due 2014, 9.75% Sterling Senior Notes due 2014, 8.75% Euro Senior Notes due 2014 and Floating Rate Senior Notes due 2012.

(3)
The shares and some assets of NTL Investment Holdings Limited and its subsidiaries secure our senior credit facility. NTL Investment Holdings Limited is the borrower under our senior credit facility.

(4)
NTL Group Limited is our principal operating company in the U.K., although significant portions of our operations are conducted through its subsidiaries.

Exchange rates

        The following tables set forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs' purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00 and U.S. dollars per €1.00. The noon buying rate of the pound sterling on March 11, 2005 was $1.9261 per £1.00 and the noon buying rate of the euro on March 11, 2005 was $1.3465 per €1.00.

	U.S. Dollars per £1.00
Year Ended December 31,	Period End	Average(1)	High	Low
2000	1.49	1.51	1.65	1.40
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.64	1.78	1.55
2004	1.92	1.84	1.95	1.75
2005 (through March 11, 2005)	1.93	1.91	1.93	1.86
	U.S. Dollars per €1.00
Year Ended December 31,	Period End	Average(1)	High	Low
2000	0.94	0.92	1.03	0.83
2001	0.89	0.89	0.95	0.84
2002	1.05	0.95	1.05	0.86
2003	1.26	1.14	1.26	1.04
2004	1.35	1.25	1.36	1.18
2005 (through March 11, 2005)	1.35	1.33	1.35	1.28

(1)
The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

        The above rates may differ from the actual rates used in the preparation of the consolidated financial statements and other financial information appearing in this annual report on Form 10-K. Our inclusion of these exchange rates is not meant to suggest that the pound sterling amounts or euro amounts actually represent these U.S. dollar amounts or that these amounts could have been converted into U.S. dollars at any particular rate, if at all.

        Unless we otherwise indicate, all pound sterling amounts as of December 31, 2004 are translated to U.S. dollars at an exchange rate of $1.9160 to £1.00 and all amounts disclosed for the year ended December 31, 2004 are based on an average exchange rate of $1.8326 to £1.00. All amounts disclosed as of December 31, 2003 are based on an exchange rate of $1.7842 to £1.00 and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.6348 to £1.00. All amounts disclosed as of December 31, 2002 are based on an exchange rate of $1.6095 to £1.00 and all amounts disclosed for the year ended December 31, 2002 are based on an average exchange rate of $1.5025 to £1.00. U.S. dollar amounts for any individual quarter are determined by multiplying the pound sterling financial result for the period from January 1 to the end of the current quarter by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial result for the period from January 1 to the end of the previous quarter of that fiscal year as computed above. The variation among the exchange rates for 2004, 2003 and 2002 has impacted the dollar comparisons significantly.

        Unless we otherwise indicate, all euro amounts as of December 31, 2004 are translated to U.S. dollars at an exchange rate of $1.3538 to €1.00 and all amounts disclosed for the year ended December 31, 2004 are based on an average exchange rate of $1.2478 to €1.00. All amounts disclosed as of December 31, 2003 are based on an exchange rate of $1.2597 to €1.00 and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.1411 to €1.00. All amounts disclosed as of December 31, 2002 are based on an exchange rate of $1.0485 to €1.00 and all amounts disclosed for the year ended December 31, 2002 are based on an average exchange rate of $0.9495 to €1.00. U.S. dollar amounts for any individual quarter are determined by multiplying the euro financial result for the period from January 1 to the end of the current quarter by the average exchange rate for the same period and subtracting from this total the U.S. dollar converted financial result for the period from January 1 to the end of the previous quarter of that fiscal year as computed above. The variation among the exchange rates for 2004, 2003 and 2003 has impacted the dollar comparisons significantly.

PART I

Item 1.    Business

Introduction

        We are one of the leading communications and content distribution companies in the U.K. and the Republic of Ireland, providing internet access, telephone and television services to over 3 million residential customers as of December 31, 2004, including more than 1.3 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies' telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. We also provide a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        Our services are delivered through our wholly-owned local access communications network passing approximately 7.9 million homes in the U.K. and 464,000 homes in the Republic of Ireland. The design and capability of our network provides us with the ability to offer "triple play" bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

        We provide services to three categories of customers: residential customers, business customers and customers in the Republic of Ireland, as follows:

  •
  Consumer. We provide internet, telephone and cable television services to residential customers in the U.K.;

  •
  Business. We provide internet, data and voice services to large businesses, public sector organizations and small and medium-sized enterprises, or SMEs, communications transport services, and wholesale internet access solutions to internet service providers, or ISPs; and

  •
  Ireland. We provide internet, cable television and multiple microwave distribution system television services, or MMDS, to residential customers in the Republic of Ireland and internet, data and voice services to business customers in the Republic of Ireland.

        Our consolidated revenues for the year ended December 31, 2004 were approximately $3.8 billion. For the year ended December 31, 2004, our consolidated revenues by sales channel were as follows:

Sales Channel	2004 Revenue	Percentage of Consolidated Revenues
	(In millions)
Consumer	$2,763.6	72.7%
Business	903.5	23.8
Ireland	133.0	3.5

	$3,800.1	100.0%

        We are a corporation incorporated in the State of Delaware. We are publicly-traded in the U.S. on the Nasdaq National Market under the symbol "NTLI." Our principal executive office is located at 909 Third Avenue, Suite 2863, New York, New York 10022, and our telephone number is (212) 906-8440. Our U.K. headquarters are located outside of London, England in Hook, Hampshire. Our web site is www.ntl.com. All of our periodic reports are available free of charge on our website.

Sale of Broadcast Operations

        On December 1, 2004, we reached an agreement to sell our broadcast operations to a consortium led by Macquarie Communications Infrastructure Group. The sale closed on January 31, 2005. The cash proceeds from the sale were approximately £1.27 billion, subject to a post-closing working capital adjustment. Our broadcast operations provided site leasing, broadcast transmission, satellite, media, public safety communications and other network services, utilizing broadcast transmission infrastructure, wireless communications and other facilities.

        From these proceeds, we used £500 million to prepay principal amounts outstanding under our senior credit facility. On January 31, 2005, we announced that we intended to use up to £475 million of the proceeds from the sale to repurchase shares of our common stock. In February 2005, we used approximately $130 million to effect share repurchases in the open market.

Acquisition of Virgin Net Limited

        In November, 2004, we acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management. The acquisition increased our ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

Ireland Business

        We are evaluating strategic alternatives for our business in the Republic of Ireland, which may include a divestiture. Considerable interest has been expressed by prospective purchasers.

Changes in Financial Reporting

        We entered into an agreement for the sale of our broadcast operations in December 2004. The sale closed on January 31, 2005. As a result, we are accounting for the broadcast operations as a discontinued operation. Accordingly, the results of operations for the broadcast operations have been excluded from the components of loss from continuing operations and the assets and liabilities of the broadcast operations have been reported as held for sale for all periods in this report.

        We implemented modifications to the financial reporting of our business during the fourth quarter of 2004 to reflect changes in the way we manage our business. Previously, we managed and accounted for our operations in five operating segments. Additionally, various shared services, including finance, legal, information technology, network services and human resources, were reported in a separate line item. During the course of 2004 we effected a series of internal reorganizations of our operations and we entered into an agreement to sell our broadcast operations. As a result, our business is now operated as a single segment and we will report our results as a single segment under the relevant accounting guidelines. Financial information for all prior periods presented in this report has been restated accordingly.

Our Business

        We provide our services to customers through three sales channels: Consumer, Business and Ireland.

Consumer

        We provide broadband and dial-up internet, telephone and television services to residential customers in the U.K.

        Our services to residential customers are distributed principally via our wholly-owned, local access communications network to an addressable market of approximately 7.9 million homes in the U.K. The network covers parts of many major metropolitan areas in the U.K., and includes England, Wales, Scotland and Northern Ireland. In addition, we provide services to residential customers not connected to our network via access to other telecommunications networks and via an ISP, virgin.net, operated through our subsidiary Virgin Net Limited.

        Our wholly-owned, local access communications network provides us with several competitive advantages in our industry:

  •
  it provides real two-way interactivity with residential customers who are connected to the network;

  •
  it enables us to provide true "triple play" bundled services of internet, telephone and television services to residential customers in our franchise areas without relying on another service provider or network; and

  •
  the connection of customers to our networks is by means of a twin cable, consisting of both coaxial and twisted copper pair elements enabling us to deliver broadband and high-speed services over each type of cable to customers. Our length of copper pairs is generally much shorter than our principal telephone competitor, allowing potentially higher speed services to be utilized in the future.

        In contrast:

  •
  direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a phone line or other cable facility; and

  •
  telephone service providers today have only a limited capacity to provide video over existing digital subscriber lines, or DSL, technology.

        Our packaging and pricing are designed to encourage our residential customers to use multiple bundled services like dual telephone and broadband internet access, dual telephone and dial-up internet access, dual telephone and television, or triple telephone, television and internet access. For example, our Family Pack bundle offers over 100 television channels and a telephone line rental. In addition, we offer subscribers "two-for-one" incentives, like a free digital television, or DTV, subscription for 12 months with the purchase of our 24-hour unlimited U.K. calling package.

        We believe that we are well-positioned in our service areas to use bundling to increase our customer base, reduce our customer churn rate and increase our profitability. As of December 31, 2004, over two-thirds of our residential customers received multiple services from us. We refer to each service we provide as a revenue generating unit, or RGU, and, as of December 31, 2004, each of our customers represented on average approximately two revenue generating units. For example, if we provided one customer with broadband internet and telephone services, this customer would represent two RGUs. Our "triple play" customer base has been increasing as a percentage of our total residential customers. At the end of the fourth quarter of 2003, 19.7% of our customers were triple play customers, and as of December 31, 2004, 22.7% of our customers were triple play.

        In our service areas, we are the only service provider that provides the full range of services that we offer, although competition in each of these services individually is significant and some of the other service providers have substantial resources. See "—Competition."

        The table below shows other typical service providers who offer their services in our areas:

	NTL	BT(1)	BSkyB(1)	Broadband Resellers(2)	Telephone Resellers(3)	Freeview(4)	Home Choice(5)	TUTV(6)
Telephone	3	3	5	5	3	5	3	5
Broadband internet	3	3	5	3	3	5	3	5
Dial-up	3	3	5	3	3	5	5	5
Television	3	5	3	5	5	3	3	3

Bundled Services	3	5	5	5	5	5	3	5

3
= service available

5
5     = service not available

(1)
Although BT Group plc, referred to as BT, and British Sky Broadcasting Group plc, referred to as BSkyB, co-market each other's telephone and television services, customer and technical support remains distinct and customers are required to retain and pay for the different services separately.

(2)
For example, Wanadoo and Tiscali.

(3)
For example, Alpha Telecom, One.Tel, Tesco and Carphone Warehouse.

(4)
Freeview refers to a free-to-air digital television service offered by a consortium. Freeview provides digital television services through a set-top box, with no subscription fees for basic service. For a subscription fee, some additional channels are available.

(5)
Home Choice is the brand name for Video Networks Ltd., whose services are available only in parts of the London metropolitan area.

(6)
TUTV refers to Top Up TV, a company offering approximately ten pay TV channels available via a limited number of compatible Freeview boxes.

Internet Services

        We offer several different packages of broadband and dial-up internet services with different features, speeds and pricing. We provide broadband and dial-up internet services to customers within reach of our access network, by direct connection to our network. We also provide broadband and dial-up internet service to customers not within reach of our access network by providing a connection to our network via BT's local access network. We are the largest direct provider of residential broadband services in the U.K. Broadband provides users with a high-speed always-connected internet service. Users connect their home computers to our broadband network via high-speed cable modem. We offer broadband services at varying speeds: 1Mb, 2Mb and 3Mb.

virgin.net

        Through our Virgin Net Limited subsidiary, we provide internet services on the virgin.net ISP to residential customers. U.K. residential customers inside or outside our service areas gain access to broadband and dial-up internet services by selecting virgin.net to be their ISP. These services may be metered or unmetered and there are various price and feature packages available. We have a license from Virgin Entertainment Limited to use the Virgin name and logo in connection with the activities of virgin.net. As of December 31, 2004, we had approximately 590,000 residential customers using virgin.net.

Broadband Plus

        Subscribers to our broadband internet services can take advantage of our Broadband Plus packages for an additional monthly fee. Broadband Plus gives residential customers access to premium subscription content, such as on-line gaming, educational, music and other entertainment content.

Growth in Broadband

        Broadband is a dynamic and growing industry. We intend to maintain our market position by increasing access speeds while holding prices down. Speed increases are being rolled out in the beginning of 2005. We are also introducing enhanced anti-spam software to maintain a competitive portfolio.

        We have experienced substantial growth in our broadband customer base since 2002. For example, as of the close of 2002, we had 517,000 broadband customers. At the end of 2003, we had 949,200 broadband customers and at the end of 2004, we had 1,330,300 customers, including 62,000 acquired virgin.net broadband customers. This represents an average growth rate over this period of over 50 percent, including broadband customers already with virgin.net at the time of its acquisition by us in 2004, and over 30 percent excluding those customers.

Telephone

        We provide local, national and international telephone services to our residential customers. We tier our product offering with attractive pricing that includes "Talk Plans" that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. We provide telephone services to our residential customers who are within reach of our access network by direct connection to our network and also via BT's local access network to customers off our network, a process known as indirect access. We also provide national and international directory inquiry services. As of December 31, 2004, we provided telephone services to approximately 2.6 million residential customers.

Cable Television

        We offer a wide range of digital television services, including access to over 150 channels, advanced interactive features and a range of pay-per-view services. We also offer a number of analog television services packages, which can be supplemented with premium channels and/or pay-per-view services. In addition to offering all of the popular channels available on BSkyB's satellite platform, we also offer to our digital customers, through our joint venture with a subsidiary of Telewest Global, Inc., or Telewest, a cable-only movie, sport and special events pay-per-view television service called "Front Row." Front Row provides customers with an alternative to BSkyB in the provision of films and sports events through pay television.

        Our network technology enables a significant range of digital interactive services to be delivered by making use of the always-connected broadband connection from a customer's home to the network, known as the always-on return path. Examples of interactive services include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the "red button" for BBC and Channel 4 broadcasts. "Red button" functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services. These services can include multiple broadcasts. For example, during last year's live Wimbledon tennis broadcast on BBC, a viewer could press the red button and receive a choice of multiple live tennis matches to watch, with the ability to switch back and forth between one match and several others.

        As of December 31, 2004, we provided cable television services to approximately 2.0 million residential customers, of which approximately 1.4 million received our DTV service and approximately 597,100 received our ATV service.

Video on Demand

        In January 2005, we announced the launch of our Video on Demand, or VOD, DTV service. The new service, called ntl On Demand, is being rolled out regionally to our DTV customers throughout the U.K., starting with our digital customers in Glasgow.

        ntl On Demand is a significant enhancement to the existing ntl DTV service, offering viewers choice over and above scheduled programming. The VOD movie service, provided by FilmFlex, a joint venture company between Sony, Disney and the On Demand Group, will offer hundreds of films, including many of the latest blockbusters and classics. The VOD service will provide access to hundreds of hours of additional programming, including advertising-free children's programs, a "Pick of the Week" option showing a selection of top shows from the previous seven days, and a music video jukebox service.

        As soon as this service goes live in each of our regions, it will be available to all of our DTV customers. No new equipment, installation or additional subscription will be required. ntl On Demand will appear within the existing Electronic Programming Guide and customers will then be able to purchase films and television programs whenever they choose to via the remote control.

        Companies who have already agreed to provide content include the BBC, Nickelodeon, Jetix, Warner Music, Entertainment Rights, VPL, The Walt Disney Company, Hollywood Pictures, Touchstone Pictures, Miramax Film Corporation, Buena Vista International, Inc., Sony Pictures Entertainment, Sony Pictures Classics, Columbia Pictures, TriStar, Pathé, Icon Films and Playboy TV. Additional partners are expected join the service as it develops.

        ntl On Demand will offer DVD-style features including freeze frame, fast-forward and rewind, and programs will be available for 24 hours after purchase. These features provide a customer with full control over the content and timing of their television viewing. There will also be an increasing amount of free content available to view at any time. Current films will appear on television first through VOD, up to nine months before scheduled TV movie channels. To help customers choose which film to watch, full-length film trailers can be viewed before purchasing.

Sales and Marketing

        We use a variety of advertising and marketing channels to sell our services to residential customers, including our dedicated door-to-door sales force and our telephone sales team. These channels are supported by direct marketing initiatives and national and regional press advertising.

        We use our residential customer database to identify the profiles of our customers so that we can design offers of our services to match the needs of our customers. Our offers encourage customers to purchase new services and upgrades to existing services.

Customer Service

        Enhancing our customer service has been a central focus for us during 2004. We now operate our customer service operations from three main custom-built centers based in the U.K. at Glasgow, Swansea and Manchester. These sites are virtualized, which means that calls come in to one access point and are distributed automatically to the first available agent in Glasgow, Swansea or Manchester. This allows real-time call routing between each center, depending on call volumes. A separate service performance team ensures peak call times are resourced properly. We use various tools and processes to ensure that we match our customers' calls to the right service center staff and to meet peak demand.

Our employees are graded in terms of their expertise in specific call types, which allows the call routing to be linked to skill types of employees, ensuring customers are serviced by experts within their field of enquiry.

        In addition, we have two specialist teams based in Manchester and Swansea, which deal in high-level fault diagnostics. These teams are staffed by employees trained in on-line diagnosis of faults for our products. We also employ approximately 580 service technicians whose role involves visiting customers who have registered a fault which cannot be rectified remotely. This team is tasked to restore service within 10 hours. During 2004, over 78% of faults were restored within the 10 hour window and a further 16% within 24 hours. We constantly monitor our network to ensure that we detect and repair network outages promptly, and to enable early communication with our customers.

        Our customer service operation has over 1,980 staff handling over 20 million calls per year. The average call is answered within 132 seconds, with 44% of calls answered within 20 seconds. However, disruptions in service or other special situations can result in increases in call volumes and waiting times.

Consumer and Ireland Customer Statistics as of December 31, 2004

        The following table illustrates our residential customer statistics as of December 31, 2004:

	U.K.	Ireland(2)	Total
	(subscriber totals in 000s)
Homes Marketable(1)
Telephone	7,739.5	0.0	7,739.5
ATV	7,910.4	463.7	8,374.1
DTV	7,420.4	421.3	7,841.7
Broadband	6,961.9	88.1	7,050.0

Customers(3)
Single RGU(4)	1,038.0	321.0	1,359.0
Dual RGU(4)	1,386.0	7.5	1,393.5
Triple RGU(4)	712.8	0.0	712.8

Total	3,136.8	328.5	3,465.3

Telephone(5)	2,638.5	0.0	2,638.5
Television(2)
DTV	1,382.5	76.2	1,458.7
ATV	597.1	252.3	849.4

Total	1,979.6	328.5	2,308.1

Internet
Dial-Up (metered)	579.5	0.0	579.5
Dial-up (unmetered)	167.6	0.4	168.0
DTV Access	7.7	0.0	7.7
Broadband	1,328.6	7.5	1,336.1
Broadband 60 day free trial offer	1.7	0.0	1.7

Total	2,085.1	7.9	2,093.0

RGUs(4)
Telephone	2,638.5	0.0	2,638.5
Television	1,979.6	328.5	2,308.1
Broadband Internet	1,330.3	7.5	1,337.8

Total	5,948.4	336.0	6,284.4

RGUs/Customer	1.90	1.02	1.81
Fourth Quarter Customer/RGU Movement
Opening customers (at September 30, 2004)	3,164.6	325.5	3,490.1
Data Cleanse(6)	(20.0)	0.0	(20.0)
Opening Subs post data cleanse	3,144.6	325.5	3,470.1
Gross Adds	185.2	9.3	194.5
Disconnects	(151.0)	(6.3)	(157.3)
Reduction to customer count(7)	(42.0)	0.0	(42.0)

Closing Customers (at December 31, 2004)	3,136.8	328.5	3,465.3

Quarterly Customer Adds	34.2	3.0	37.2
Quarterly RGU Adds	80.5	2.9	83.4
% Customer Churn(8)	1.6%	0.6%	1.5%

Customers off our network
Telephone only	7.2	0.6	7.8
Internet only	3.2		3.2
Telephone and Internet	72.0	0.4	72.4

Total	82.4	1.0	83.4

(1)
Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(2)
In Ireland, we also offer MMDS to approximately 70,000 marketable homes and had approximately 19,300 digital MMDS customers at December 31, 2004.

(3)
U.K. customer numbers have been updated to include customers off our network and virgin.net customers.

(4)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers.

(5)
We disconnected our approximately 2,000 telephone customers in the Republic of Ireland in the fourth quarter following concerns about equipment overheating.

(6)
Data cleanse activity, as part of the harmonization of billing systems, resulted in a reduction in customers of approximately 20,000 in the fourth quarter. We anticipate that there may be similar adjustments to customer and RGU numbers as data cleanse progresses during the course of 2005.

(7)
We have removed approximately 42,000 customers, representing approximately 76,500 RGUs from the customer count in the three months ended December 31, 2004, and approximately 23,800 customers, representing 35,600 RGUs from the customer count, in the three months ended September 30, 2004, following implementation of a new credit policy and the resulting disconnection of inactive backlog customers. Of the 76,500 RGUs removed in the three months ended December 31, 2004, 35,300 are telephone RGUs, 19,900 are DTV RGUs, 3,700 are ATV RGUs, 14,800 are Broadband RGUs and 2,800 are RGUs of customers off our network. In the three months ended June 30, 2004, we disconnected a backlog of 35,500 non-paying telephone customers that were off our network.

(8)
Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

Business

        We provide voice, data and internet retail and wholesale services to a broad range of commercial and public sector organizations.

        We believe that we benefit from both cost and performance competitive advantages from our network, in terms of its reach, bandwidth and performance, over that of our competitors, who largely depend on the BT local access network for the end connection to customers. Our network infrastructure passes within 200 meters of more than 570,000 business premises in the U.K.

        We derive approximately 50 percent of our business revenue from the public sector, particularly local government and the health and education markets. Where our network overlaps with the communities served by these organizations, we leverage our competitive advantage through cost of delivery or network performance. We also leverage our competitive advantage in the commercial markets around regional businesses.

        We generally divide our business customers by market segment into wholesale and retail. Retail customers are divided further into three categories based on revenues generated or expected from that customer:

  •
  Tier 1—customer generating revenue of more than £100,000 per year;

  •
  Tier 2—customer generating revenue of between £25,000 and £100,000 per year; and

  •
  Tier 3—customer generating revenue of less than £25,000 per year.

        This tiering of existing retail customers has enabled us to develop cost-effective account management, business development and customer service processes appropriate to levels of customer revenues. Revenue from Business retail customers for the year ended December 31, 2004 was £265.3 million, distributed across these Tiers, with 27% in Tier 3, 13% in Tier 2 and 60% in Tier 1.

        Revenue from Business wholesale customers was £227.7 million for the year ended December 31, 2004.

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

Non-Geographic Numbers

        We provide a range of freecall, non-geographic and premium rate number services for tele-business, including advice lines, call centers and telemarketing applications. Revenues for these services are derived from service installation, line rental, usage charges and revenue share with the tele-business line operator.

Data Services

Leased Lines

        Our leased line services provide high-quality dedicated connections between two customer locations. Customers use leased lines for voice, data and video applications, and for forming the basis of private networks. Service speeds are available at 2Mb/s, 10Mb/s, 34Mb/s, 45Mb/s, 100Mb/s and 155Mb/s. Revenues for this service are derived from service installation and recurring rental charges based on distance.

Ethernet Services

        We provide point-to-point, point to multi-point and virtual private network capability, at 10 Mb/s, 100 Mb/s and 1 Gb/s bandwidth. Increasingly, customers use Ethernet as a means of achieving local area network, or LAN, performance over their Wide Area Networks; we provide users with the benefit of a dedicated private network at a lower cost. Revenues for this service are derived from installation, access circuit rental and virtual connection rental charges.

Structured Cabling/LAN Solutions

        We provide in-building structured cabling services which include design, installation and project management of cable installations and upgrades. Revenues for this service are determined on a project-by-project basis.

Internet

Internet Access—Cable Modem/ADSL

        We provide internet services across the U.K., with access by means of cable modem in areas served by our network or by means of asymmetric digital subscriber line, or ADSL, elsewhere. This allows us to provide services across the SME market and ubiquitous national access for larger enterprises.

High Speed Dedicated Internet Access

        We provide high speed dedicated internet access from 2 Mb/s up to 45 Mb/s to organizations that support web services from their own locations as well as organizations that have heavy demands for access to the internet. Because we own our network, we can provide competitively-priced internet access at higher speeds. Our pricing is based on installation charges and recurring rental charges that vary based on the speed of access.

Wholesale Services

        We provide external network services to national and international telecommunications operations by supplying fiber and transmission capacity to connect carriers to national and local networks in the U.K. and Ireland and wholesale internet access solutions to ISPs in the U.K.

        We provide dial-up and broadband internet access products to some of the largest ISPs in the U.K. We deliver metered and unmetered dial-up internet access both on our network and over BT's network using regulated access products. Broadband access is supplied by both cable modem, using our network, and increasingly over ADSL, delivered through a network platform combining the scale and functionality of our network with the coverage of the BT network. These services are provided on both an "access only" basis and as part of a full "turnkey" solution, with a range of additional services including subscriber billing and support, for a virtual ISP.

        We currently have over 100 wholesale services customers. Customers include fixed line operators, ISPs and mobile telecommunications operators, for example, Tesco and BT Global Services. For the year ended December 31, 2004, revenue from wholesale customers including revenues generated from virgin.net in the period prior to its 100% ownership by us increased by 16.7% to $417.3 million from $357.7 million for 2003, and revenues expressed in U.K. pounds increased by 4.1% to £227.7 million from £218.8 million.

        We supply core inter-switch capacity to U.K. mobile operators. We also supply connectivity between switch sites and local aggregation points from various mobile base stations. We have commercial relationships with all incumbent mobile operators in the U.K. Our contracts with fixed line and mobile telecommunication operators, other than prepaid contracts, generally have a duration of approximately three to five years. Our largest contract is a five-year, £235 million contract with Orange, providing for the placement of circuit orders up to 2006. This contract encompasses the design, construction and maintenance of network infrastructure to provide services to Orange. For the year ended December 31, 2004, revenues from services provided under this contract were approximately £42.3 million. The contract is structured so that revenues are paid after each phase of construction is completed. Each individual phase is contracted for a five-year period.

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

Ireland

        We provide internet, telephone and both cable and MMDS television services in the Republic of Ireland. Our network service areas are located in Dublin, Galway and Waterford. As of December 31, 2004, we had approximately 328,500 residential cable television customers in Ireland, an increase of approximately 1,300 customers from December 31, 2003. We also had approximately 4,468 business customers at December 31, 2004. For the year ended December 31, 2004, approximately 85% of our revenues were derived from residential customers and approximately 15% of our revenues were derived from business customers. Internet services currently contribute minimally to our residential revenues, but 88,100 homes are now enabled for internet services. We had approximately 7,500 Broadband subscribers at December 31, 2004.

        For the year ended December 31, 2004, revenues increased by 12.2% to $133.0 million from $118.5 million in 2003, revenues expressed in U.K. pounds increased to £72.6 million from £72.5 million, and revenues expressed in euros increased by 2.0% to €106.9 million from €104.8 million.

Cable Television

        In the Republic of Ireland, we primarily offer ATV services within our three network service areas. Our ATV service has a basic package of 16 television channels. It carries Irish and U.K. channels and a selection of other channels.

        We also offer DTV services in all of our network service areas. Our digital service packaging and pricing strategy is to encourage our analog subscribers to upgrade to DTV while retaining the basic analog entry package. We provide a basic DTV package offering a wide selection of digital channels with a low entry price point. If subscribers upgrade to digital, encouraging subscription to additional services like digital premium sports, movie services and special interest channels can generate further revenues. As of December 31, 2004, we had 76,200 cable digital subscribers, an increase of approximately 17,600 subscribers from December 31, 2003.

MMDS

        We launched our digital MMDS television service in April 2003. As of December 31, 2004, we had approximately 19,400 digital MMDS subscribers, an increase of approximately 17,600 subscribers from December 31, 2003.

Business Services

        Our service offerings in the Republic of Ireland include business telecommunications and internet services. We provide dedicated lines to business customers in our Dublin network service area for internet access with speeds ranging up to 34Mb/s. We also sell leased lines in Dublin to customers requiring connectivity.

Our Network

        Our business is underpinned by significant investment in our network infrastructure. This consists of a national core backbone network in the U.K. and a high capacity two-way local broadband network. The national network was designed for large scale, high-speed telecommunications traffic from its inception. Our core network infrastructure transports our voice, internet, data and digital television services in the U.K. and the Republic of Ireland.

        Our broadband communications network in the U.K. currently passes approximately 7.9 million homes in our regional franchise areas. Our cables also pass a significant number of businesses in these areas. Our service areas within our franchise areas include parts of many of the major large metropolitan areas in the U.K., including London, Manchester, Leeds, Southampton, Brighton, Derby, Cambridge, Oxford, Reading, Nottingham, Leicester, Coventry, Glasgow, Belfast, Cardiff and Swansea. We have the largest service area of any cable operator in the U.K. in terms of homes passed.

        The core network has a fiber backbone that is approximately 10,800 kilometers long. This includes 8,200 kilometers which are owned and operated by us and approximately 2,600 kilometers which are leased fiber from other network owners. A total of 99 switches direct telephone traffic around the core and local networks. In addition, we have more than 500 hub sites, points of presence, repeater nodes or other types of network site, and facilities at over 150 radio sites.

        Our local access networks deliver internet, telephone and digital and analog television services to our customers' homes and businesses. Our access network is comprised of two networks together. First, to provide television services and high-speed broadband internet access, our local fiber network is connected to a customer's premises via high capacity, two-way, coaxial cables. Second, we use synchronous digital hierarchy, or SDH, technology over the fiber network to provide telephone services. This is then connected to a customer's premises via a relatively short length twisted copper pair. In the future this is capable of hosting digital subscriber line, or DSL, over relatively short lengths of copper. Shorter lengths of copper provide a structural advantage in delivering very high-speed services over copper.

        We have a variety of alternative methods to connect our national telecommunications network over the "last mile" from the communications provider to the premises of those customers which are located outside of our cabled areas. We:

  •
  obtain permits to construct telecommunications networks and build out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer; and

  •
  lease circuits and DSL connections on the local networks of other service providers to connect to our customers' premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection and can often be put into place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

        In 2004, we continued a network upgrade program targeting approximately 500,000 homes in the London area, where there is older, less robust cable networking. We cannot currently provide broadband or interactive telephone services on the older network. This program presently is scheduled to be substantially completed in 2006. Approximately 220,000 homes will have network improvements by the end of 2005, that will enable us to provide our full range of services. Currently, approximately 87% of the homes passed by our network can receive all services and after the upgrade program is completed, we should have approximately 92% availability for all services.

Information Technology

        We outsource the management of the primary elements of our information technology systems to various suppliers. These suppliers include IBM, pursuant to an agreement which terminates in 2013 or, if we pay a termination fee, on May 23, 2006. We retain control of our information technology activities that are fundamental to our competitive advantage and key to the development of our intellectual property. The services IBM provides include:

  •
  management of our mid-range information technology equipment;

  •
  software application development;

  •
  software application maintenance and support;

  •
  end-user help desk services; and

  •
  end-user desk top and laptop computing support.

Competition

Consumer

        We believe that we have a competitive advantage in the U.K. residential market because we offer integrated communications services, including high-speed broadband internet, telephone and television services. We offer our products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. There is only one other significant cable service provider in the U.K., Telewest, which has different service areas than us. We offer internet and telephone services nationally. Television services are offered on our network in our service areas only.

Internet

        We provide broadband and dial-up internet services to customers within reach of our access network, by direct connection to our network. We also provide broadband and dial-up internet services to customers not within reach of our access network by providing a connection to our network via BT's local access network. Our internet services compete with BT, which provides broadband and dial-up internet access services over its own network. We also compete with ISPs, including Wanadoo, AOL and Tiscali which do not own an access network infrastructure but offer internet access services by providing access to BT's network. This is a highly competitive market, reflected in increasing downward price pressure. BT uses, and offers to third-party providers, DSL technology which, like our network, permits internet access to be provided over telephone lines at substantially greater speeds than conventional dial-up access. Increased deployment of DSL may subject us to increased competition over time. In addition, third generation, or 3G, mobile technology may subject us to increased competition over time in broadband services.

Telephone

        We provide telephone services to customers who are within reach of our network by direct connection to our network and, like our internet services, to customers off our network via BT's local access network. This process is known as indirect access. We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position and has substantial resources. We also compete with other telecommunications companies that provide indirect access telephone services, including One.Tel, Carphone Warehouse under the brand name Talk Talk, Caudwell Group under the brand name Homecall, and Tesco.

        Previously, when providing indirect access services, calls were routed onto another operator's network by customers dialing additional digits before entering the primary telephone number or via a dialer box that had to be provided to each customer. Calls can now be routed directly within a BT switch, through a method known as carrier pre-selection. Carrier pre-selection dispenses with the need to dial additional digits or use a dialer box, creating a simpler connection process for the customer. Carrier pre-selection is encouraging new companies to provide indirect access telephone services, increasing the pressure on our telephone services.

        We also compete with mobile telephone networks that may threaten the competitive position of our networks by providing a substitute to fixed line telephone services. Mobile telephone services also contribute to the downward price pressure in fixed line telephone services. However, we expect that any decrease in demand for fixed line telephone services as a result of competition from mobile telephone networks may be at least partially offset by increased demand for our wholesale services to mobile telecommunications operators.

Television

        We compete primarily with BSkyB in providing DTV to residential customers in the U.K. BSkyB is the sole distributor of pay-satellite television services and has comparatively high market penetration when compared with the penetration of similar satellite providers in other countries. BSkyB has access to various sports and movie programming content that is used to create some of the most popular pay TV channels in the U.K. While we carry several of those channels on our network, we are dependent upon BSkyB to provide us with this content. While BSkyB is our principal competitor in the pay-television market, it is also a critical supplier of content to us. The Office of Fair Trading, a U.K. regulatory agency which we refer to as the OFT, has determined that BSkyB is dominant in some wholesale premium pay television markets in the U.K., including some channels carrying sports content and premium pay TV film channels. See "—Government Regulation." In principle this should constrain BSkyB in its pricing of these channels, although we believe that the current pricing for this content is not favorable to us and should be improved.

        We have an agreement in principle with BSkyB for pricing arrangements with them, subject to agreeing to a formal contract. However, no assurances can be made that the contract will be finalized or finalized in a timely manner and changes to these pricing arrangements may not be made. BSkyB also provides various products and services over its direct-to-home satellite services that currently are not provided by us, including personal video recorders, commonly known as PVRs or DVRs.

        Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set top box or an integrated digital television set.

        The free-to-air DTT service in the UK is branded Freeview. This service is provided by a consortium of BSkyB, Crown Castle International Corp. and the BBC and offers customers a limited range of television channels, including the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a set top box. For a subscription fee, a limited number of additional channels are available. Presently the channels offered on Freeview do not include several popular channels, such as Sky Sports, Sky Movies and MTV.

        Top Up TV offers a pay service over DTT. Top Up TV controls five channels but offers at staggered times approximately ten pay DTV channels. To receive Top Up TV, the customer requires a set top box or integrated television with conditional access technology. Previously, set top boxes and integrated televisions did not include this technology.

        Currently a limited number of residential customers can receive DTV over BT's ADSL lines. Video Networks Limited, under the brand name Homechoice, supplies this service, including video on demand, to customers in parts of the London metropolitan area, and Kingston Interactive Television supplies to customers in one region in England.

        Of our peers in the U.K., only Telewest is currently able to offer the full range of services we provide. Telewest is the only other cable company in the U.K. and does not offer services in the areas that we cover. Some new competitors are using DSL technology to offer a comparable "triple play." For example, Homechoice, provides bundled services to approximately 1 million homes, according to Homechoice. Easynet also has announced recently that it is proposing to offer triple play services during 2005. However, the offerings of both of these companies are on a significantly smaller scale than ours.

        Pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, video games and DVDs. We are introducing video on demand services which may compete in the future with programming provided by video on demand services offered by other parties and may compete against other video formats.

        Telecommunications is a constantly evolving industry and we expect that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how our operations and businesses will be affected in the future.

        The U.K. government has stated that it will terminate ATV transmission within the next decade. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, or cable. However, when ATV transmission is terminated, the terrestrial DTV signal and network may be increased. This will enable terrestrial DTV to be made available to customers' homes that cannot currently receive it. Some customers may wish to subscribe for free DTT, via Freeview, rather than pay for DTV.

Business

        We face a wide range of competitors in the U.K. market. The nature of this competition varies depending on geography, service offerings and size of the marketable area. Only BT and Telewest have both extensive local access networks and a national backbone network. However, as Telewest's local networks do not overlap with our own networks, we do not compete with Telewest to any material extent. BT is a major competitor in almost all of our opportunities. Cable and Wireless plc, or C&W, and Energis own national backbone networks and they tend to focus on the large enterprise and corporate markets. However, these companies do not own local networks to any material extent and rely on wholesale arrangements to supply their customers.

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

        BT and C&W are our principal competitors in our wholesale services markets. Competition is based on the price, range and quality of services. BT has a local access network across the U.K. that puts BT in a strong competitive position. Competition is most intense on key city-to-city routes where new entrants have increased the number of suppliers and had a significant negative impact on prices. Where opportunities are more closely aligned to the geographic areas we serve, the number of our competitors is reduced.

Ireland

        Since 1998, BSkyB has had a presence in the Irish pay television market. In the past three years, BSkyB has aggressively marketed its digital television service to Irish customers. We estimate that BSkyB is the second largest pay television operator in the Irish market, based on the number of subscribers, after us. BSkyB completed a deal in April 2002 with Radio Telefís Éireann and TV3 Television Network Limited, the Irish free to air broadcasters, to carry the television stations RTE1, Network 2, TV3 and TG4 on its second tier package.

        The other principal competitors to our business operations in the Republic of Ireland are Eircom Limited and ESAT BT, a subsidiary of BT.

Government Regulation

Regulation in the European Union

        The European Parliament and Commission regulate our business through various legislative means.

        In February 2002, the European Commission, or EC, adopted a package of new legislative measures which set out a new framework for the regulation of electronic communications, the intention being to ensure that regulation of electronic communications networks and services was more technology-neutral in the future than it had been previously. The new regulatory framework, or NRF, consists of four Directives, including a Framework Directive and specific Directives on Authorization, Access and Interconnection and Universal Service and Users Rights. The NRF was supplemented by a Communications and Privacy Directive.

        The U.K. and Irish Governments incorporated the NRF into their domestic laws by the enactment of:

  •
  in the U.K., the Communications Act 2003, which came into effect on July 25, 2003, and the Communications Privacy Regulations, which came into effect on December 11, 2003, and

  •
  in Ireland, the Communications Regulations Act 2002.

        See "—Regulation in the U.K." and "—Regulation in the Republic of Ireland."

Regulation in the U.K.

        We are subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation.

        The Communications Act 2003 established a new regulatory authority called the Office of Communications, or Ofcom, as the single regulatory authority for the communications sector. Ofcom replaced a number of sectoral regulatory authorities such as the Office of Telecommunications, or Oftel, and the Independent Television Commission, or ITC.

The General Conditions of Entitlement

        Under the Communications Act 2003, communications providers such as us are no longer required to hold an individual license in order to provide electronic communications networks and services. Even so, all providers are subject to some basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. A breach of any of these conditions by us could lead to the imposition of fines and, ultimately, to the suspension or revocation of our right to provide electronic communications networks and services.

        Some of the requirements of the General Conditions of Entitlement with which we must comply include:

  •
  a requirement to negotiate interconnection arrangements with other network providers

  •
  a requirement to ensure that any end-user can access the emergency services

  •
  a requirement to offer outbound number portability to customers wishing to switch to another network, and to support inbound number portability where we acquire a customer from another network, on reasonable terms, including charges

  •
  a requirement to provide directory enquiry services

  •
  a requirement to publish up-to-date price and tariff information

  •
  a requirement to provide itemized billing on request from each customer at no additional charge

  •
  requirements to provide special services for end-users with disabilities.

        Our entitlement to provide electronic communications networks and services extends throughout the U.K. and is not constrained in time.

        Under current proposals, any operator providing an electronic communications network or service under the General Conditions of Entitlement will be liable to pay annual administrative fees to Ofcom if its turnover in the second calendar year before the charging year in question was £5 million or more. These fees are calculated at a rate set by Ofcom each year and are applied to relevant turnover bands.

        In addition to the General Conditions of Entitlement, Ofcom may impose further conditions on providers with significant market power, or SMP, in a market. SMP equates to the competition law concept of dominance. The NRF obliged Ofcom to carry out a number of initial market reviews to determine which providers held SMP and therefore should be subject to additional conditions and, thereafter, to keep these markets and any other markets identified by Ofcom in which SMP exists under further periodic review. Ofcom has now completed almost all of the initial market reviews and this has led to BT being found to have SMP in a substantial number of markets. As a result, BT has been made subject to a large number of additional regulatory requirements in both wholesale and retail markets.

        All fixed operators, including us, have been found to possess SMP in relation to the termination of voice calls on their own networks but we have not been found to possess SMP in any of the other voice, data and internet markets in which we operate.

The Strategic Review of Telecommunications

        Following the passing of the Communications Act 2003, Ofcom announced that one of its early tasks would be to carry out a strategic review of telecommunications in the U.K. The purpose of the review would be to assess whether the telecommunications sector is delivering benefits to consumers, the future prospects for the sector and the potential impact of different regulatory approaches. Phase 1 of the strategic review was published on April 28, 2004 and Phase 2 was published on November 18,

2004. We have been and continue to be actively involved in this process and in seeking to ensure that the outcomes are supportive of our business and do not have any negative impact.

        During Phase 2, Ofcom reaffirmed its commitment to infrastructure competition and to providing an environment which promotes investment in infrastructure. However, in addition, it has stated that it believes a new approach to regulation is required in the U.K. to address a number of economic bottlenecks which persist in the provision of telecommunications networks. According to Ofcom, these bottlenecks are areas where effective infrastructure-based competition is unlikely to emerge in the medium term, which may not necessarily coincide exactly with the parts of the network where BT has SMP. Ofcom has therefore proposed a strategy aimed at promoting competition at the deepest levels of infrastructure where it will be effective and sustainable and at focusing regulation to deliver equality of access to BT's network beyond those levels.

        According to Ofcom, the provision of equality of access will require significant behavioral change by BT and will carry with it the requirement that BT's wholesale customers should have access to:

  •
  the same or a similar set of regulated wholesale products as BT's own retail activities;

  •
  at the same prices as BT's own retail activities; and

  •
  using the same or similar transactional processes as BT's own retail activities.

        Ofcom currently envisages that it will be able to publish the final conclusions of its review in the second quarter of 2005. Ofcom has stated publicly that if BT resists the concept of providing equivalent access to its network for other operators or fails to comply with any final settlement announced by Ofcom at the conclusion of the review, Ofcom will consider requesting the Competition Commission to carry out an investigation of the telecommunications market under the Enterprise Act 2002 (see "—Enterprise Act 2002"), one possible outcome of which could be a requirement for BT to separate its wholesale and retail businesses.

        Another area addressed by the review concerns longer term arrangements for the provision of universal service in the U.K. The review seeks comments on the future funding arrangements for the provision of universal service and the scope of universal service. In particular, the review considers whether there will be scope in the future for making use of mobile technologies in the provision of some aspects of universal service and whether universal service should extend to the provision of broadband internet connectivity. Ofcom states that in its own view, the case for extending the scope of universal service to include broadband is not strong. We will be impacted by any future decision to require us to provide or to contribute to the funding of universal service in the U.K. See "—Universal Service Obligations."

Regulation of BT

        The regulation of BT is important to our business in a number of ways. Because, under current regulation, BT has been found to possess SMP in a significant number of markets, it is subject to a large number of additional regulatory requirements which govern its behavior, particularly at the wholesale level. These include, in identified markets, a requirement to publish a reference offer for interconnection to BT's network together with the ability for Ofcom to impose wholesale price controls.

Universal Service Obligations

        The concept of universal service, or USO, is designed to ensure that basic fixed line services are available at an affordable price to all citizen-consumers across the U.K. The scope of USO obligations is defined by the EC Directive on Universal Service and Users Rights (see "—Regulation in the European Union") and the Secretary of State for Trade and Industry in the U.K. specifies which services must be provided throughout the U.K. in the Universal Service Order. This Order has been implemented by Ofcom through the imposition of specific conditions on BT and Kingston Communications (both of which have been designated by Ofcom as USO providers) and by the imposition of certain conditions on all providers under the General Conditions of Entitlement.

        The conditions imposed on BT and Kingston Communications require them to offer the following services at uniform prices across the U.K.:

  •
  a connection to the public telephone network at a fixed location, following a reasonable request, which includes functional internet access;

  •
  at least one scheme for consumers with special social needs who have difficulty affording telephone services;

  •
  public call box services; and

  •
  a range of services for customers with disabilities.

        In addition, BT and Kingston Communications are obliged to make sure that charges for USO services do not entail payment for unnecessary additional services, to provide free itemized billing and to ensure that USO services meet defined quality thresholds. Furthermore, BT has to provide a relay service for textphone users.

        On January 10, 2005, Ofcom published a Review of the Universal Service Obligation. This review focuses on the current scope of the USO and seeks comments on what more can and should be done in the short term. Longer term policy issues concerning the USO are addressed in the broader strategic review of telecommunications. See "—The Strategic Review of Telecommunications."

Electronic Communications Code

        Under the Telecommunications Act 1984, which was largely replaced by the Communications Act 2003, licensed public telecommunications operators were eligible for enhanced legal powers under the electronic communications code annexed to the Telecommunications Act 1984, or Code Powers. Code Powers are of particular benefit to those who construct and maintain networks because they give enhanced legal rights of access to private land, exemption from some requirements of general planning law and the right to install equipment in the public highway.

        The Communications Act 2003 retained the broad structure of Code Powers. Any operator which possessed Code Powers under the previous licensing regime automatically retained those powers under the Communications Act regime. Any operator wishing to obtain new Code Powers must now apply to Ofcom. Our subsidiaries that provide electronic communications networks and services, ntl Group Limited and ntl National Networks Limited, both have Code Powers.

        Although Code Powers give operators the right to install equipment in public highways, each operator is required to certify to Ofcom each year that it has sufficient and acceptable financial security in place to cover the costs which could be incurred by local councils or road authorities if they were required to remove equipment or restore the public roads following the insolvency of that operator. This security is commonly described as "funds for liabilities." Ofcom has indicated that it will generally require an operator to provide board-level certification of third party security for this purpose.

Competition Act 1998

        The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant market position and a prohibition on anti-competitive agreements modelled on Articles 81 and 82 of the Treaty of Rome. The Act also introduced third party rights, stronger investigative powers, interim measures and enforcement powers. These enforcement powers include fines of up to 10% of worldwide turnover. The Competition Act is enforced by the Office of Fair

Trading, or OFT, and gives concurrent investigative and enforcement powers to Ofcom. Ofcom will take the lead on most competition issues in the communications sector, although it will consult with the OFT where necessary.

        The Competition Act also enables third parties to bring enforcement actions directly against persons, including telecommunications providers, who are in breach of the prohibitions and to seek damages, rather than waiting for Ofcom to undertake enforcement action.

        The Competition Act limits the types of agreements and arrangements we can enter into. For example, we may be prohibited under the Act from establishing some pricing and purchasing arrangements which would have the effect of reducing competition in the market or from forcing companies to behave in ways dictated by us.

Enterprise Act 2002

        The U.K.'s competition law framework was further strengthened by the competition provisions of the Enterprise Act 2002, which came into force in June 2003. Under these provisions, among other things, decisions on mergers and market investigations are now made by independent competition bodies using competition-based tests, rather than by the U.K. Government. The implementation of European Union, or EU, modernization of competition law in May 2004 further widened the powers of the U.K. competition bodies.

        In the case of merger control, a competition-based test has replaced the previous public interest test for assessing the impact of merger situations so that the U.K. competition bodies must now decide whether any merger will lead to a "substantial lessening of competition" in a relevant market. In addition, new jurisdictional thresholds have been imposed, which govern whether a merger is subject to investigation and approval.

        Under other provisions of the Enterprise Act, individuals who cause, encourage, participate in or, in some cases, even those who have knowledge of, the making of agreements between competitors which are designed to fix prices, share markets, limit supply or production or rig bids within the U.K., can be prosecuted and punished with unlimited fines and imprisonment for up to five years. The courts may also order the disqualification for up to fifteen years of directors whose companies have committed a breach of U.K. or EU competition law.

Consumer Protection

        The Enterprise Act 2002 also empowers some consumer bodies to make "super complaints" to the OFT about features of a market that are harming consumers. The aim is to address situations where markets have failed to work for consumers, rather than to address the behavior of particular companies.

Licenses

        Although we are no longer required to hold an individual license to operate electronic communications networks and to provide electronic communications services in the U.K., we are still required to hold a license under the Broadcasting Acts 1990 and 1996 for any cable television channels which we own and for the provision of certain other services on our cable television platform. We therefore hold a number of licenses for the provision of some promotional channels and for the provision of our electronic program guide. A breach of any of these licenses by us ultimately could cause us to incur a financial penalty and to lose the relevant license.

Regulation in the Republic of Ireland

Relevant Authority

        The Commission for Communications Regulation, or ComReg, is the body responsible for regulation of most of the communications industry in Ireland although, where relevant, there is a separate regulator, Broadcasting Commission of Ireland, or BCI, for broadcast content. For relevant purposes, our network does not currently require BCI licensing. The Communications Regulations Act 2002 replaced the Office of the Director of Telecommunications Regulation with ComReg.

Legislation and Licensing

        Until July 25, 2003, we had a general telecommunications license under the Telecommunications Act 1983 and separate cable television and MMDS licenses for our franchises in Dublin, Galway and Waterford under the Wireless Telegraphy Acts 1926 to date. In addition, the cable television industry in the Republic of Ireland was governed by the Wireless Telegraphy (Programme Service Distribution) Regulations 1999.

        On July 25, 2003, these licenses and regulations were repealed as part of the transposition of Directives enacted under the NRF. See "—Regulation by the European Union." All operators of ECNs were required to notify ComReg of their services by September 5, 2003. We are this type of operator and we have been duly authorized.

        The authorizations regime also applies to our MMDS services, but it exists in parallel to our existing MMDS licenses. Conditions attached to our licenses will continue without change since there will continue to be different rules for services that involve usage of radio spectrum allocated to specific uses under the Republic of Ireland's national spectrum plan.

        In relation to the provision of telephone services, the conditions attaching to the authorization are identical to those applicable in the U.K. The only relevant additional condition attaching to our authorization to operate a cable network is a requirement to adhere to the technical conditions specified by ComReg. Following the introduction of the NRF, our cable business in Ireland is now effectively in a similar regulatory position to that of BSkyB, except that BSkyB's satellite network does not fall within the definition of an ECN and accordingly does not require authorization.

        The introduction of this new regulatory regime means that all previous regulatory obligations arising out of our 1999 license and the Wireless Telegraphy (Programme Service Distribution) Regulations 1999 are superceded. Under the new regulatory scheme, there are:

  •
  no further digital roll-out obligations on cable;

  •
  no price controls or investigations of any type;

  •
  no restrictions on content of our basic analog package;

  •
  no consumer protection regulations that are administered by ComReg; and

  •
  no quality of service reporting requirements.

        The Irish government has indicated that it will introduce new legislation to address the regulatory gap between retail broadcast services, including cable, satellite, digital terrestrial television and other electronic communications services. However, it is unclear whether this legislation will introduce equivalent consumer protection and quality of service obligations for broadcast as those that now apply under the NRF for other electronic communications services.

Levy

        As our cable business does not require an authorization as an ECS for purposes of the Directives, it will not be subject to an ECS authorization fee or levy. This means that the existing 3.5% license fee on our cable revenues has ceased being charged since July 25, 2003.

        As our cable network falls within the definition of an ECN, it requires an authorization and there is a requirement for Ireland to pay an associated authorization fee. ComReg imposes a fee of €0.50 per customer per annum for cable and, as satellite does not fall within the definition of an ECN, a "voluntary" fee of €0.50 per dish for BSkyB. This new fee structure took effect from July 25, 2003.

MMDS

        Our MMDS business in the Republic of Ireland provides analog and digital television to approximately 14,300 residential customers in our Dublin, Galway and Waterford network areas. We were obligated under our MMDS licenses to provide MMDS services in a digital format by January 1, 2001, with a grace period until June 30, 2001.

        In December 2000, we informed ComReg that we did not intend to provide television services in a digital format on our MMDS networks and accordingly undertook to transfer the licenses and the customer base to a third party. However, a sale was not completed during the period from December 2000 to November 2002. After November 2002, we reached an agreement with ComReg to implement a revised digital rollout schedule. As part of this agreement, we undertook to make DTV services available to 95% of customers within our MMDS franchise areas by June 1, 2003 and lodged a €100,000 bond with ComReg that would be forfeited in the event we did not comply. On May 1, 2003, we notified ComReg that we had met the revised rollout schedule and, following a technical audit, ComReg authorized our recovery of the bond.

        We will continue to operate under our existing license issued in 1999 under the Wireless Telegraphy Act. In practice, this means that we are guaranteed the allocation of spectrum which we received when the 1999 license was granted, but with fewer restrictions than the 1999 license and amended to reflect the provisions of the NRF. This means that the following provisions will be removed:

  •
  no further price control of any type;

  •
  no consumer protection regulation by ComReg; and

  •
  no quality of service reporting requirements.

        ComReg has decided to impose a new levy on MMDS operators that contains two elements—a per subscriber fee of €0.50 per year and a fee for spectrum usage of €1,905 per MHz of spectrum per annum with a scaling mechanism based on the number of homes subject to the regulation. We have an MMDS allocation of 22 8MHz channels. ComReg has recently indicated that it believes 11 8MHz channels are sufficient for MMDS operators to provide a full digital service. Accordingly, it requested that we present a plan by June 30, 2004 detailing our requirements for radio spectrum in the MMDS band, which we provided. ComReg is still consulting on the matter in advance of an EU decision on the future allocation of services in the MMDS band. There is a risk that our existing allocation in this band may be reduced as a result of the EU decision.

Analysis of SMP

        Under the NRF, ComReg is required to undertake an analysis of the entire communications market in order to assess the level of competition in the various sectors and whether there is a need for regulatory intervention. In markets that are not deemed to be competitive, like fixed voice, one or more operators will be designated as having significant market power. Significant market power operators will be subject to regulation like price control, open access and regulatory accounting but ntl does not currently operate in a market capable of SMP designation.

        The market analysis particularly is focused on eighteen relevant markets identified by the European Commission. The retail broadcast market is not one of these markets. However, ComReg can go beyond or deviate from the European Commission's guidance and request that additional markets be deemed not sufficiently competitive. ComReg has indicated that it considers the retail broadcast market not sufficiently competitive. However, it has made no finding in this regard. The European Commission has confirmed that there is no economic basis for this conclusion.

Seasonality

        Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

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

Employees

        On December 31, 2004, we had 12,480 employees, 11,285 of whom were permanent and 1,195 of whom were temporary or contract. Following the sale of our broadcast operations and a reduction in our workforce, as of February 28, 2005 we had 10,764 employees, 9,655 of whom were permanent and 1,109 of whom were temporary or contract.

        We believe that our relationship with our employees is generally good.

Item 1a. Risk Factors

Risks Related to Our Company

We have historically incurred losses and may not be profitable in the future.

        We have incurred substantial losses historically and expect to continue to incur substantial losses. We had losses from continuing operations for the year ended December 31, 2004 of $900.6 million, and losses from continuing operations for the years ended December 31:

  •
  2003 of $988.2 million;

  •
  2002 of $2,469.1 million; and

  •
  2001 of $11,863.9 million, which includes an asset impairment charge of $8,160.6 million.

        We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, continue to pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We may not generate positive cash flow.

        Pursuant to U.S. generally accepted accounting principles, or GAAP, we measure cash flow as all changes affecting cash in the activities of operations, investment and financing. Historically, construction costs, operating expenditures and interest costs have contributed to our negative cash flow. We had negative cash flow of $555.9 million for the year ended December 31, 2004 principally because we repaid $687.5 million, net of indebtedness. We had positive cash flow of $155.2 million for the year ended December 31, 2003 because of the net proceeds of $1,367 million from our rights offering offset by $1,249.1 million principal payments on long-term debt. We had positive cash flow of $250.9 million for the year ended December 31, 2002, principally because of our non-payment of $566.8 million of interest on some of our debt incurred prior to our reorganization and we had negative cash flow of $172.4 million for the year ended December 31, 2001. We cannot be certain that we will achieve positive cash flow in the future, which could adversely affect our ability to achieve our business plan or to continue to pay dividends on our common stock.

Our business is capital intensive and we may not have access to cash to fund our future capital expenditures.

        Our business requires substantial capital expenditures on a continuing basis for various purposes, including:

  •
  expanding, maintaining and upgrading our network;

  •
  investing in new customer acquisitions; and

  •
  offering new services.

        From time to time, we also need to make capital expenditures for particular projects like integrating our billing and customer service systems. We expect to spend between £300 million and £340 million, or between $575 million and $650 million, on acquiring fixed assets during 2005. We believe that our cash on hand, together with cash from operations, and, if required, drawdowns under the £250 million revolving tranche of our senior credit facility will be sufficient for our cash requirements through at least March 31, 2006. However, our cash requirements after March 31, 2006 may exceed these sources of cash. We may not be able to obtain additional financing, or financing on favorable terms, or we may be contractually prevented by the terms of our current indebtedness from incurring additional indebtedness.

Our debt could adversely affect our financial health and diminish stockholder value.

        As of December 31, 2004, our long-term indebtedness was £3.0 billion, or $5.8 billion. Our indebtedness could adversely affect us by:

  •
  limiting our ability to borrow money for working capital, capital expenditures, acquisitions or other purposes, if needed, and increasing the cost of any of these borrowings;

  •
  requiring us to dedicate a substantial portion of our cash flow from operations to service our debt, which reduces the funds available for operations and future business opportunities;

  •
  limiting our flexibility in responding to changing business and economic conditions, including increased competition and demand for new services; and

  •
  placing us at a disadvantage when compared to competitors that have less debt.

        We could incur additional indebtedness in the future that would intensify the leverage-related risks described above.

The restrictive covenants under our indebtedness may limit our ability to make payments on our indebtedness or otherwise operate our business.

        The agreements governing our outstanding indebtedness contain restrictive covenants that limit the discretion of our management over various business matters. For example, the covenants restrict our ability to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale/leaseback transactions;

  •
  create liens;

  •
  enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of our assets; and

  •
  enter into transactions with affiliates.

        These restrictions could materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. We may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable under our existing indebtedness.

        In addition, our credit facility requires us to comply with various financial covenants. Events beyond our control may affect our ability to comply with these financial covenants.

        Our failure to comply with these financial covenants and other obligations could cause an event of default under our credit facility. If an event of default occurs, our lenders could elect to declare all amounts outstanding and accrued and unpaid interest on our senior credit facility to be immediately due, and the lenders could then foreclose upon the assets securing our senior credit facility if that breach was not remedied within an agreed time period.

We are a holding company and are dependent upon cash flow from our subsidiaries to meet our obligations.

        We and a number of our subsidiaries are holding companies with no independent operations or significant assets other than investments in subsidiaries. We and each of these holding companies depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. The inability to transfer cash among entities within our consolidated group may mean that even though we may have sufficient resources to meet our obligations, we may not be permitted to make the necessary transfers from one entity in our restricted group to another entity in our restricted group in order to make payments to the entity which has the obligations to be met.

        The terms of our credit facility and the senior notes limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing the debt that may be issued by our subsidiaries from time to time may restrict and, in some cases, prohibit the ability of these subsidiaries to move cash within our restricted group. Under the indenture governing the senior notes, subsidiaries of NTL Cable PLC are permitted to incur additional indebtedness which may contain similar restrictions. Some of our subsidiaries are also dependent on funding from NTL Cable PLC or other holding companies. In addition, a default by any subsidiary on its debt is likely to result in reduced dividends or distributions by the defaulting entity to us. Reduced distributions by any of these subsidiaries could have a material adverse effect on us.

        Applicable law may also limit the amounts that some of our subsidiaries are permitted to pay as dividends or distributions on their equity interests.

We have historically had a deficiency of earnings to fixed charges and our earnings in the future may not be sufficient to cover those fixed charges.

        For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, our earnings were insufficient to cover fixed charges. The deficiency was approximately $890.1 million for the year ended December 31, 2004, $993.6 million for the year ended December 31, 2003, $2,529.9 million for the year ended December 31, 2002, $11,857.5 million for the year ended December 31, 2001 and $2,618.3 million for the year ended December 31, 2000. Fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest. Our earnings in the future may not be sufficient to cover those fixed charges.

We are subject to currency and interest rate risks.

        We encounter currency exchange rate risks because substantially all of our revenues and operating expenses are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2004, $920.2 million, or 15.9% of our long-term debt, was denominated in U.S. dollars.

        Because the revenues and expenses from our principal operations are denominated primarily in pounds but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations which are unrelated to our underlying results of operations.

        We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2004, interest is determined on a variable basis on $4,325.8 million, or 74.9%, of our long-term debt. An increase in interest rates of 0.25% would increase our interest expense by approximately $10.8 million per year.

        To manage these currency exchange and interest rate risks, we have entered into a number of derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. As a result of these hedging activities, $3,538.5 million, or 61.3% of our long-term debt at December 31, 2004 was accruing interest at fixed rates in pounds sterling terms. We cannot assure you that our hedging program will be successful. Movements in currency exchange rates or interest rates could have a material adverse effect on us.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation and Delaware law could prevent or delay a change of control of our company.

        We may, under some circumstances involving a change of control of our company, be obligated to offer to repurchase substantially all of our outstanding senior notes and repay our outstanding indebtedness under our senior credit facility and other indebtedness. We cannot assure you that we will have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

        If we cannot repurchase those senior notes or repay our indebtedness under our credit facility and other indebtedness in the event of a change of control of our company, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of our company, including transactions in which our stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interest.

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

We are subject to indemnification obligations, which could require cash payment, in connection with the sale of our broadcast operations.

        In connection with the sale of our broadcast operations, we provided customary indemnities to the buyer in the contract of sale. These indemnities could require cash outlays to the buyer in the event of a breach of warranty or other indemnifiable claim. The indemnity obligations are subject to customary limitations.

Our prospects will depend in part on our ability to control our costs while maintaining and improving our service levels.

        We continue to reduce expenditures in a variety of areas, including a reduction in capital expenditures, a reduction in the number of our employees and the outsourcing of some functions. Some of these expenditures, particularly capital expenditures and employee costs, may increase in future periods in order to accommodate growth in our business. Our prospects will depend in part on our ability to continue to control costs and operate more efficiently, while maintaining and improving our existing service levels.

Failure to control customer churn may adversely affect our financial performance.

        The successful implementation of our business plan depends upon us controlling our customer churn. Customer churn is a measure of customers who stop taking our services. An increase in customer churn can lead to increased costs and reduced revenues. In order to control customer churn, we aim to improve our customer service. We are in the process of integrating some of our billing systems and customer databases to improve our customer service and collections. The changeover to a new customer database system may cause billing errors which can lead to customer churn. If we are not successful in integrating these systems, we could experience an adverse effect on customer service and, in turn, an increase in our customer churn rate. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption.

        Our ability to control customer churn could also be adversely affected by the availability of competing services in the U.K., like the digital satellite services offered by BSkyB, and digital terrestrial television services like Freeview. Competing services also include telephone, dial-up internet and broadband internet services offered by BT or third parties who resell BT's services. BT and BSkyB have regularly launched joint campaigns to entice our customers to move to these competing services. As we attempt to migrate customers to our DTV services, it is possible that some of our customers may move to our competitors. In addition, as our ATV internet customers choose to migrate to DTV or broadband internet services in areas where we do not have an adequate network, we may lose these customers to competitors that can provide these services. We can offer broadband and dial-up internet services off our network.

Systems failures may result in lost revenue.

        Our ability to identify, bill and collect revenue from our customers is dependent on complex systems and processes. To the extent that any one or more of those systems or processes fail, we could lose customer and transaction billing data, which would prevent us from billing and collecting revenue due to us. We are continually seeking ways to improve our revenue collection processes, but it is possible that such improvements may not be successful or will not yield enhanced revenue collection. Inefficient collection could result in an increase in bad debt.

We could experience an adverse effect on our customer service, customer acquisitions, customer churn rate and operating costs as a result of our efforts to integrate our billing systems.

        As a result of our growth through acquisitions, we inherited numerous billing and customer service systems. We are in the process of integrating some of our billing systems and customer databases. We have consolidated numerous systems into three billing platforms that, as of December 31, 2004, has involved the migration of approximately 3.6 million accounts. We continue to evaluate and develop our ongoing integration process. It is possible that billing errors and other customer service disruptions could occur during further integration processes, potentially resulting in increased customer churn or adverse effects on customer service, customer acquisitions, collections, and the costs of maintaining our billing systems going forward. There can be no assurances as to the timing of our further integration efforts or the degree to which further integration will be achieved.

Failure to market broadband internet services successfully will adversely impact our revenue and results of operations.

        A significant component of our strategy is to market broadband internet services successfully to residential customers. We believe that our "triple play" offering of telephone service, broadband access to the internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user, or ARPU. However, broadband internet usage by residential customers remains a relatively new and underdeveloped market. As of December 31, 2004, out of approximately 6.96 million homes currently able to receive broadband internet service from us, we had approximately 1.3 million residential customers receiving this service. In addition, we face significant competition in these markets from providers of alternative internet access technologies, including digital subscriber line, or DSL, services offered by a number of companies reselling DSL services and dial-up services offered by a number of companies reselling DSL services. If customers are not prepared to pay a premium for broadband internet access, compared with less expensive slower speed services like dial-up internet access, we may not be able to market successfully broadband internet services. If we are unable to charge prices for broadband internet services that are anticipated in our business plan in response to competition or if our competition delivers better services to our customers, our results of operations will be adversely affected.

We are subject to significant competition and we expect that competition will intensify.

        We compete with a range of other communications and content providers.

        Our internet services compete with BT, which also provides dial-up and broadband internet access services over its network. We also compete with ISPs that offer internet access services over BT's network. We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position and has substantial resources. We compete also with indirect telephone access operators and increasingly, mobile telephone network providers. In providing DTV services to residential customers, we compete primarily with BSkyB. While BSkyB is our principal competitor in the pay-television market, it is also a critical supplier of content to us. BSkyB is the sole distributor of pay-satellite television services and the OFT has determined that BSkyB is dominant in some wholesale premium pay television markets in the U.K. BSkyB has access to various sports and movie programming content that is used to create some of the most popular pay TV channels in the U.K. While we carry several of those channels on our network, we are dependent upon BSkyB to provide us with this content. Our ability to maintain and add subscribers may depend upon our ability to obtain programming from BSkyB at a reasonable cost. BSkyB may elect to provide exclusive content to its subscriber base and not provide that content to us. If BSkyB decided to withdraw its content from us for any period of time, the disruptions in service could adversely affect our business.

        In addition, our Business services face a wide range of competitors in the U.K. market, including BT and C&W. The nature of our competition varies depending on geography, service offerings and size of the marketable area.

        As existing technology develops and new technologies emerge, we believe that competition will intensify. Moreover, we may be required to reduce prices if our competitors reduce prices or as a result of any other downward pressure on prices for communications and content services. Any reduction in prices could have an adverse effect on our results of operations and financial condition. See "—Competition."

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

        The services we provide our customers may become outdated owing to technological breakthroughs. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services, like those related to video on demand, may prove premature. We may not realize anticipated returns on these new products. The cost of implementation of emerging and future technologies could be significant. Our ability to fund this implementation may depend on our ability to obtain additional financing.

A catastrophe at one or more of the locations where our critical cable network systems are housed could have a material adverse effect on our business.

        Our business is dependent on many sophisticated critical systems, which support all of the various aspects of our cable network operations. The hardware supporting a large number of critical systems for our cable network is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism including electronic sabotage, power loss or other catastrophe, we would not be able to pass transmission signals over our cable network. This would cause serious harm to our business. Although we have a disaster recovery plan in respect of some of our information technology and network systems which is designed to prevent or mitigate a potential failure, we do not have a comprehensive disaster recovery plan for all our information technology or network systems and business processes. We cannot assure you that any disaster recovery, security and service continuity protection measures we have, or may take, in the future will be sufficient. In addition, although we build our cable network in resilient rings to ensure the continuity of network availability in the event of any damage to our underground fibers, it is likely that no transmission signals will be able to pass if any ring is cut twice. In particular, a portion of our Irish operation is dependent upon our Sirius undersea ring connecting the Republic of Ireland to the U.K.

Failure in our technology or telecommunications systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.

        Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems, including systems that are critical for timely and accurate customer billing, or our customer service centers. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.

We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network.

        We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network or various pavement-based electronics associated with our cable network. Almost all of our cable network is constructed underground. As a result, any catastrophe that affects our underground cable network or our pavement-based electronics could prevent us from providing services to our customers and result in substantial uninsured losses.

We are subject to taxation in multiple jurisdictions.

        We are subject to taxation in the U.S., the U.K. and the Republic of Ireland. Our effective tax rate and tax liability will be affected by a number of factors, like the amount of taxable income in particular jurisdictions, the tax rates in these jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds to and repatriate funds from our subsidiaries, and future changes in the law. Our tax liability will be dependent upon our operating results and the manner in which our operations are funded. Generally, the tax liability for each legal entity is determined either on a non-consolidated basis or on a consolidated basis only with other entities incorporated in the same jurisdiction. In either case, our tax liability is determined without regard to the taxable losses of non-consolidated affiliated entities. As a result, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

We are subject to government regulation and changes in current regulations may adversely affect us.

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

        We are also subject to regulatory initiatives of the European Union. Changes in the European Union, or the EU, directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers. Any of these changes could have a material adverse effect on our results of operations. In addition, EU regulators are proposing the adoption of a common European standard for set top boxes used in customer premises equipment that is not compatible with our set top boxes. If this change is adopted, we could incur substantial costs to modify our equipment.

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

Risks Related to Our Common Stock

The market price of our common stock is subject to volatility, as well as to trends in the telecommunications industry in general.

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

        As of March 11, 2005, there were 87,741,486 shares of common stock outstanding. At the time of our emergence from Chapter 11, we granted to some of our stockholders rights to cause us, at our expense, to file one or more registration statements under the Securities Act of 1933, as amended, or the Securities Act, covering resales of shares of our common stock held by them, including upon exercise of the Series A warrants. In addition, we have granted to some affiliates and managed accounts for which W.R. Huff Asset Management Co., L.L.C., or W.R. Huff Asset Management, acts as investment adviser, some funds for which Franklin Mutual Advisers LLC, or Franklin Mutual Advisers, acts as agent or investment adviser, and managed funds and third party accounts for which Oaktree Capital Management, LLC, or Oaktree Capital Management, acts as the general partner or investment manager, similar registration rights covering resales of shares of common stock acquired by them upon exercise of rights in the rights offering. These shares may also be sold under Rule 144 under the

Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

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

Interests of our stockholders may also be diluted by potential adjustments to outstanding options and warrants and the treatment of options may have an adverse accounting impact.

        We had outstanding options to purchase approximately 3.1 million shares at an average exercise price of $22.82 per share under the Amended and Restated NTL 2004 Stock Incentive Plan, formerly known as the NTL 2003 Stock Option Plan, as of December 31, 2004. Under the terms of the plan, in the event of a transaction affecting our capitalization, the compensation committee of our board of directors shall proportionately adjust the number of shares covered by outstanding options and the exercise price of these options so as to, in the committee's judgment and sole discretion, prevent the diminution or enlargement of the benefits intended by the plans. The committee has not made any determination at this time whether any adjustment will be made to the outstanding options in the future. In making this determination, the committee will take into account various factors. Under generally accepted accounting principles, there may be adverse accounting consequences in connection with equity restructurings if these accounting principles require that equitable or other appropriate adjustments be made to our outstanding options to avoid these adverse consequences and no adjustments are made. If these adverse accounting consequences were to occur, we would be required to expense over the remaining vesting period of our outstanding options the difference between the market value of our shares after giving effect to any transaction of this type and the exercise prices for all outstanding options. Under some limited circumstances, for each subsequent quarter, we may be required to take into account in reporting this expense change to the market price of our shares as of the end of each quarter.

A small number of our stockholders has an influence over our business and affairs.

        As of March 11, 2005, FMR Corp. owned approximately 14.3% and W.R. Huff Asset Management owned approximately 10.8% of our outstanding common stock.

        William R. Huff is the president of the managing member of W.R. Huff Asset Management and serves on our board of directors. Edwin M. Banks is a portfolio manager for W.R. Huff Asset Management and serves on our board of directors. As a result of these relationships, when conflicts between the interests of W.R. Huff Asset Management and the interests of our other stockholders arise, these directors may not be disinterested. This stockholder may also from time to time make significant investments in other telecommunications companies, including its present investment in Telewest. A number of our significant stockholders and their affiliates, including W.R. Huff Asset Management and Franklin Mutual Advisers, are stockholders of Telewest. This may result in conflicts of interest. In addition, these stockholders may own debt securities of our subsidiaries. Actions these stockholders take relating to these investments may conflict with the interests of our other stockholders. Under Delaware law, although our directors and officers have a duty of loyalty to us, transactions that we enter into in which a director has a conflict of interest are generally permissible so long as the material facts as to the director's or officer's relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

        Our five largest stockholders, including FMR Corp. and W.R. Huff Asset Management, own approximately 48.2% of our outstanding common stock as of March 11, 2005.

Item 2.    Properties

        In the U.K. and Ireland, we own, lease or occupy under license 77 business unit and regional offices, and our corporate head offices in each of Hook and Dublin. We also maintain an office under lease in New York City. Currently approximately 23% of our properties are unoccupied. We are seeking to renegotiate the leases for these properties or dispose of them.

        In addition, we own or lease facilities at approximately 640 switching centers/head-ends, operational hub-sites, and other types of network sites like points of presence, radio sites and repeater nodes. We also own or lease warehouses and other non-operational properties, as well as operating various cable television, telephone and telecommunications equipment housed in street-cabinet enclosures situated on public and private sites.

Item 3.    Legal Proceedings

        PTV, formerly NTL Europe, and some of its former officers, including Barclay Knapp, our former president and chief executive officer, have been named as defendants in a number of purported securities class action lawsuits and one individual action brought by former PTV stockholders. The complaints in those cases generally allege that the defendants failed to disclose PTV's financial condition, finances and future prospects accurately in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. The defendants filed motions to dismiss the actions and, on July 31, 2003, the court entered an order dismissing the complaint in the individual action without prejudice to filing an amended complaint and deferred its decision on the complaint in the class action lawsuits. On August 20, 2003, the plaintiff in the individual action filed an amended complaint which the defendants moved to dismiss. The cases have been consolidated for all purposes before the U.S. District Court for the Southern District of New York. On December 7, 2004, the court denied in part and granted in part the defendants' motions to dismiss all actions. The court denied the defendants' motions to dismiss claims based on factual allegations that PTV (i) failed to disclose material difficulties it faced in integrating acquired companies, (ii) failed to disclose material practices that inflated subscriber numbers (with respect to some defendants), and (iii) failed to disclose the cash flow status of its largest acquisition during the relevant period (with respect to some defendants). The court found no factual support for the plaintiffs' other allegations. The defendants have informed us that they intend to defend these lawsuits vigorously. While PTV has been released from monetary liability (other than PTV's insurance coverage) in these actions as a result of the completion of the Plan, the case remains pending against PTV and the individuals named as defendants. We have not been named as a defendant. We may be liable for indemnification claims from some of PTV's former officers and directors, including Mr. Knapp, to the extent PTV's insurance coverage is insufficient.

        Two separate proceedings that were initiated in the U.S. Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. requesting that we be held liable for alleged damages attributable to their trading in our "when-issued" common stock prior to the completion of the Plan were voluntarily dismissed by the plaintiffs in June 2003 without prejudice to recommencement in state court where related litigation against third parties is pending. The third parties are primarily the counterparties to the various trades made by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. On March 16, 2004, in an action to which we are not a party, a state court in New York granted the summary judgment motion of a U.S. broker dealer to require that "when-issued" trading in our common stock prior to the completion of the Plan be settled on an adjusted basis by the parties to the action in a manner to be set forth in an order of the state court, which was entered on July 1, 2004. Several plaintiffs have appeals pending. On March 30, 2004, Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold us and PTV liable for alleged damages attributable to some of their trading in our common stock on a "when-issued" basis. On April 13, 2004, the plaintiff agreed to adjourn the case until there has been a final determination in the aforementioned state court action, including any appeals in that action, by the U.S. broker dealer.

        We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters is expected to have a material adverse effect on our financial position, results of operation or cash flow.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information.

        Our shares are traded on the Nasdaq National Market under the symbol "NTLI." Until January 10, 2003, we were a wholly-owned subsidiary of NTL (Delaware), Inc. Accordingly, our shares were not publicly traded prior to that time. The following table sets forth the reported high low price per share of our common stock on the Nasdaq National Market for the periods indicated.

	Price per share
	High	Low
2003
First Quarter (from January 13)	$23.60	$8.48
Second Quarter	$35.18	$9.03
Third Quarter	$54.39	$33.71
Fourth Quarter	$70.42	$46.89

	Price per share
	High	Low
2004
First Quarter	$73.81	$50.82
Second Quarter	$65.45	$52.97
Third Quarter	$64.15	$46.65
Fourth Quarter	$73.79	$60.84
2005
First Quarter (through March 11, 2005)	$73.13	$63.74

Holders.

        As of March 11, 2005, our transfer agent informed us that there were approximately 39 record holders of our common stock, although there is a much larger number of beneficial owners.

Dividends.

        Since our inception, we have not declared or paid any cash dividends on our common stock. Our credit facility places restrictions on our ability to pay dividends from cash generated from operations.

(b)
Not applicable.

(c)
Purchases of Equity Securities by the Issuer.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
February 1, 2005–February 28, 2005	1,891,225	$68.5770	1,891,225	$785,202,963	(1)

Total	1,891,225	$68.5770	1,891,225	$785,202,963

(1)
On January 31, 2005 we announced that we intended to use up to an aggregate of £475 million may be used to effect repurchases of common stock. These repurchases could be made in the open market or by another method determined by us. Based upon an exchange rate of $1.9261 to £1.00, the noon buying rate on March 11, 2005, this would mean that approximately $785,202,963 of repurchases could be made in the future. Repurchases would be effected using proceeds from the sale of our broadcast operations, which were paid to us in pounds sterling. Accordingly, the actual maximum amount may differ due to changes in prevailing exchange rates.

        On January 31, 2005, we announced our plans to repurchase up to £475 million of our common stock through one or more of the following methods: an open market program, one or more tender offers, or one or more private transactions. We effected repurchases of an aggregate of 1,891,225 shares of our common stock in the open market in the month of February, 2005 for an aggregate consideration of approximately $130 million. Since the repurchase program is subject to market factors, our competitive environment, exchange rates and other factors, no assurances can be made as to the method of undertaking repurchases, the schedule of any repurchases or whether we will continue repurchasing shares of our common stock.

Item 6.    Selected Financial Data

        The selected consolidated financial information presented below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

        We entered into an agreement for the sale of our broadcast operations on December 1, 2004 and closed the sale on January 31, 2005. As of December 31, 2004, we have accounted for the broadcast operations as a discontinued operation. Therefore, the results of operations of the broadcast operations have been excluded from the components of loss from continuing operations and the assets and liabilities of the broadcast operations have been reported as held for sale for all periods presented.

        We operated our business as a debtor-in possession subject to the jurisdiction of the Bankruptcy Court beginning on May 8, 2002, the date that we, NTL Europe and certain of our and NTL Europe's subsidiaries filed the Plan under Chapter 11 of the U.S. Bankruptcy Code, until January 10, 2003. Accordingly, we have prepared our consolidated financial statements in accordance with SOP 90-7.

        Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of our outstanding public notes were canceled other than the notes issued by Diamond Holdings Limited and NTL (Triangle) LLC, and we acquired all of the outstanding public notes of Diamond Cable Communications Limited. In connection with our emergence from Chapter 11 reorganization, some of our subsidiaries and we issued $558.2 million aggregate principal amount at maturity of 19% Senior Secured Notes due 2010, or Exit Notes, on January 10, 2003. Initial purchasers of our Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million.

        We adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded as of January 1, 2003. Pursuant to fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes. The carrying values of our assets were adjusted to their reorganization values, which are equivalent to their estimated fair values at January 1, 2003. The carrying values of our liabilities were adjusted to their present values at January 1, 2003. The term "Predecessor Company" refers to our subsidiaries and us for periods prior to and including December 31, 2002. The term "Reorganized Company" refers to our subsidiaries and us for periods subsequent to January 1, 2003. The effects of the completion of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions. All other results of operations on January 1, 2003 are Reorganized Company transactions.

        On November 17, 2003, we completed a rights offering, pursuant to which 35,853,465 shares of our common stock were issued. In connection with the rights offering, we received gross proceeds of approximately $1,434 million. From the net proceeds of approximately $1,367 million, we repaid in full all obligations under our Exit Notes and, together with cash on hand, our working capital facility. In addition, we used part of the net proceeds as inter-company funding to one of our subsidiaries and the balance for general corporate purposes.

        We have a number of stock-based employee compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. We selected the prospective method of adoption permitted by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or FAS 148. Accordingly, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. In the year ended December 31, 2004 we recognized $26.4 million of stock-based compensation and in the year ended December 31, 2003 we recognized $12.6 million of stock-based compensation.

        Pursuant to SOP 90-7, beginning on May 8, 2002 we ceased accruing interest expense on some of our pre-petition obligations. Our reported interest expense in 2002 excludes $645.2 million of contractual interest for the period from May 8, 2002 to December 31, 2002. Also in 2002, recapitalization expenses were $152.9 million. Recapitalization expenses include all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expenses include $36.2 million for employee retention related to substantially all of our U.K. employees and $116.7 million for financial advisory, legal, accounting and consulting costs.

        In addition, in 2002 we recorded asset impairment charges of $445.1 million consisting of non-cash charges to write down some fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. We also recorded restructuring charges of $98.3 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan. Amortization expense in 2002 decreased from amounts in prior periods owing to the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, or FAS 142, on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets.

        As of December 31, 2001, $14,203.0 million of our long-term debt was classified as current owing to the uncertainties about compliance with the terms and conditions of the instruments and agreements governing our debt that would give the holders of that debt the right to accelerate payment. In the fourth quarter of 2001, we recorded asset impairment charges totaling $8,161.6 million including goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million and investments in affiliates of $1.0 million. In addition, in 2001 we recorded restructuring costs of $196.0 million, integration and consulting costs of $95.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of $88.5 million.

        In May 2000, NTL Europe purchased ConsumerCo for an aggregate purchase price of approximately $13.1 billion, including intangibles of approximately $8.9 billion. We subsequently acquired ConsumerCo from NTL Europe. The net assets and results of operations of ConsumerCo are included in the consolidated financial statements beginning in May 2000. Also in 2000, we recorded restructuring charges of $58.3 million and costs of $26.8 million primarily to integrate acquired companies, mostly related to information technology integration as well as costs incurred for business rationalization consulting.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	(in millions, except per share data)
Income Statement Data:
Revenues	$3,800.1	$3,206.0	$2,878.5	$2,837.8	$2,147.2
Operating (loss)	(71.6)	(314.5)	(1,488.7)	(10,475.7)	(1,585.7)
(Loss) from continuing operations	(900.6)	(988.2)	(2,469.1)	(11,863.9)	(2,485.3)
Basic and diluted (loss) from continuing operations per share (pro forma for periods prior to 2003)(1)	$(10.33)	$(15.64)	$(41.50)	$(199.39)	$(41.77)

Average number of shares outstanding (pro forma for periods prior to 2003)(1)	87.2	63.2	59.5	59.5	59.5

January 1, 2003
Predecessor Company
Revenues	$—
Operating income	5,860.9
Income from continuing operations	5,860.9
Pro forma basic and diluted income from continuing operations per share	$98.50

Pro forma average number of shares outstanding	59.5

(1)
Pro forma basic and diluted loss from continuing operations per share for the years prior to 2003 is computed assuming the following shares were outstanding for these years: 50.0 million shares issued in connection with the Plan, 0.5 million shares issued in connection with the issuance of the Exit Notes due 2010 and 9.0 million shares as an adjustment to give effect to the impact of the rights offering.

	As of December 31,
	2004	2003	2002	2001	2000
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$262.1	$795.9	$507.2	$251.1	$423.5
Working Capital	(540.6)	(78.4)	(6,794.6)	(15,073.7)	(946.3)
Fixed assets	6,933.8	7,031.8	10,602.2	10,375.3	10,465.0
Total Assets	10,525.2	11,172.8	13,041.4	13,030.4	23,146.5
Long-term debt(1)	5,657.1	5,728.4	15,766.5	14,203.0	11,843.4
Shareholders equity (deficit)	3,025.7	3,698.0	(5,176.1)	(3,179.0)	9,012.2

(1)
As of December 31, 2002, long-term debt of $5,952.3 million was classified as current and $9,814.2 million was classified as liabilities subject to compromise. As of December 31, 2001, there was $14,203.0 million of long-term debt classified as current.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are one of the leading communications and content distribution companies in the U.K. and Republic of Ireland, providing broadband internet access, telephone and television services to over 3 million residential customers as of December 31, 2004, including more than 1.3 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies' telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. We also provide a range of voice services to business and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        Our services are delivered through our wholly-owned local access communications network passing approximately 7.9 million homes in the U.K. and 464,000 homes in the Republic of Ireland. The design and capability of our network provides us with the ability to offer "triple play" bundled services and a broad portfolio of reliable, competitive communications solutions to business customers.

        We provide services to three categories of customers: residential customers, business customers and customers in the Republic of Ireland, as follows:

  •
  Consumer.    We provide internet, telephone and cable television services to residential customers in the U.K.;

  •
  Business.    We provide internet, data and voice services to large businesses, public sector organizations and small and medium-sized enterprises, or SMEs, communications transport services, and wholesale internet access solutions to internet service providers, or ISPs; and

  •
  Ireland.    We provide internet, cable television and MMDS television services to residential customers in the Republic of Ireland and internet, data and voice services to business customers in the Republic of Ireland.

        Our consolidated revenue for the year ended December 31, 2004 was $3.8 billion. Our revenues by sales channel as a percentage of total revenue for the years ended December 31, 2004, 2003 and 2002 are set forth in the table below:

	Year ended December 31,
	2004	2003	2002
Revenue:
Consumer	72.7%	70.8%	68.9%
Business	23.8%	25.5%	28.0%
Ireland	3.5%	3.7%	3.1%

Total revenue	100.0%	100.0%	100.0%

Revenue

        The principal sources of revenue within each sales channel are:

  •
  Consumer—monthly fees and usage charges for telephone service, cable television service and internet access;

  •
  Business—monthly fees and usage charges for inbound and outbound voice, data and internet services and charges for transmission, fiber and voice services provided to other telecommunications service providers over our national network; and

  •
  Ireland—monthly fees and usage charges for cable television services and, to a lesser extent, telephone and internet services.

Expenses

        The principal components of our operating costs and selling, general and administrative expenses include:

  •
  payroll and other employee-related costs;

  •
  interconnection costs paid to other carriers related to telephone services;

  •
  television programming costs;

  •
  marketing and selling costs;

  •
  repairs and maintenance costs;

  •
  facility related costs, such as rent, utilities and rates; and

  •
  allowances for doubtful accounts.

Acquisitions and Disposals

        In November, 2004, we acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management. The acquisition increased our ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

        As of December 31, 2004, we had approximately 590,000 residential customers using the virgin.net ISP.

        On December 1, 2004, we reached an agreement to sell our broadcast operations to a consortium led by Macquarie Communications Infrastructure Group. The sale closed on January 31, 2005. The cash proceeds from the sale were approximately £1.27 billion, subject to a post-closing working capital adjustment. Our broadcast operations provided site leasing, broadcast transmission, satellite, media, public safety communications and other network services, utilizing broadcast transmission infrastructure, wireless communications and other facilities.

Changes in Financial Reporting

        We implemented modifications to the financial reporting of our business during the fourth quarter of 2004 to reflect changes in the way we manage our business. Previously, we managed and accounted for our operations in five operating segments. Additionally, various shared services, including finance, legal, information technology, network services and human resources, were reported in a separate line item. During the course of 2004 we effected a series of internal reorganizations of our operations and we entered into an agreement to sell our broadcast operations. As a result, our business is now operated as a single segment and we will report our results as a single segment under the relevant accounting guidelines. Financial information for all prior periods presented in this report has been restated accordingly.

Discontinued Operations

        As a result of the sale of our broadcast operations, we are accounting for the broadcast operations as a discontinued operation. Financial information for all prior periods presented in this report is restated accordingly. Accordingly, the results of operations for the broadcast operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast operations are reported as held for sale for all periods in this report. Revenue from the broadcast operations reported in discontinued operations for the years ended December 31, 2004, 2003 and 2002 was $509.0 million, $439.2 million, and $386.6 million respectively. Pre-tax income from broadcast operations, reported as pre-tax income from discontinued operations, for the years ended December 31, 2004, 2003 and 2002, was $20.5 million, $34.0 million, and $82.1 million respectively.

Factors Affecting Our Business

        Our residential customers account for the majority of our total revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to customers. For example, broadband internet is more profitable than ATV. Our packaging of services and our pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. Factors affecting our profitability include customer churn, average revenue per user, or ARPU, and competition.

Summary Statistics

        Selected statistics for U.K. residential customers for the three months ended December 31, 2004 as well as the four prior quarters are set forth in the table below.

	Three months ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Opening customers(1)	3,164,600	3,082,100	3,070,600	3,007,100	2,929,600
Data cleanse(2)	(20,000)	2,700	(6,100)	(6,200)	—
Adjusted opening customers	3,144,600	3,084,800	3,064,500	3,000,900	2,929,600
Customer additions	185,200	190,700	169,700	191,600	183,200
Customer disconnections	(151,000)	(148,900)	(116,600)	(121,900)	(105,700)
Net customer movement	34,200	41,700	53,100	69,700	77,500
Reduction in customer count(3)	(42,000)	(23,800)	(35,500)	0.0	0.0
Closing customers(1)	3,136,800	3,102,800	3,082,100	3,070,600	3,007,100
Churn(4)	1.6%	1.6%	1.2%	1.3%	1.2%
Revenue generating units(2),(3),(5)
Television	1,979,600	2,056,100	2,070,600	2,048,900	2,023,600
DTV	1,382,500	1,414,700	1,408,700	1,371,000	1,330,000
Telephone	2,638,500	2,681,400	2,693,700	2,705,700	2,664,200
Broadband	1,330,300	1,174,400	1,094,200	1,028,800	949,200
Total Revenue Generating Units	5,948,400	5,911,900	5,858,500	5,783,400	5,637,000
RGU/Customers	1.90	1.91	1.90	1.88	1.87
Internet dial-up and DTV access(6)	754,800	346,900	393,900	468,400	463,500
Average revenue per user(7)	£41.44	£40.80	£40.10	£40.66	£40.80

(1)
Customer numbers have been updated to include customers off our network and virgin.net customers.

(2)
Data cleanse activity, as part of the harmonization of billing systems, resulted in a decrease in the number of recorded customers by approximately 20,000 in the three months ended December 31, 2004. We anticipate that there may be similar adjustments to customer and RGU numbers as data cleanse progresses during the course of the year.

(3)
We have removed approximately 42,000 customers, representing approximately 76,500 RGUs from the customer count in the three months ended December 31, 2004, and approximately 23,800 customers, representing 35,600 RGUs from the customer count, in the three months ended September 30, 2004, following implementation of a new credit policy and the resulting disconnection of inactive backlog customers. Of the 76,500 RGUs removed in the three months ended December 31, 2004, 35,300 are telephone RGUs, 19,900 are DTV RGUs, 3,700 are ATV RGUs, 14,800 are Broadband RGUs and 2,800 are RGUs of customers off our network. In the three months ended June 30, 2004, we disconnected a backlog of 35,500 non-paying telephone customers that were off our network.

(4)
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

(6)
Dial-up internet customers have been adjusted to exclude metered customers who have not used the service within the last 30 days and have been updated to include the ISP, virgin.net.

(7)
Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenue generated from the provision of telephone, cable television and internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers in that month. Quarterly ARPU is the average of the three months in that quarter.

        Customer Churn.    Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, we are in the process of integrating various billing systems and customer databases. No assurances can be made to the timing of our further integration efforts or the degree of integration ultimately accomplished. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

        ARPU.    Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from customers. We believe that our "triple play" offering of telephone service, broadband access to the internet and DTV will prove attractive to our existing customer base and allow us to increase our ARPU by facilitating the sale of multiple services to each customer.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by BT, alternative internet access services like DSL, which is offered by BT, digital satellite television services offered by BSkyB and digital terrestrial television offered by Freeview. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under the £250 million revolving tranche of our senior credit facility, will be sufficient for our cash requirements in 2005.

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. As of December 31, 2004, $920.2 million, or 15.9% of our long-term debt, was denominated in U.S. dollars. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

        Because revenue and expenses from our principal operations are denominated primarily in pounds but we report our financial results in U.S. dollars, our financial results are also impacted by currency fluctuations, which are unrelated to our underlying results of operations.

        Seasonality.    Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

        Integration of Billing Systems.    Our historical growth through acquisitions resulted in us inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in our customer service processes. We have consolidated the number of billing systems for our residential customers from eleven at the beginning of 2003 to three at the end of 2004. We have also migrated approximately 3.6 million accounts to a new billing platform.

        We continue to evaluate how many billing systems we will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the potential for disruption in the business from additional migration of data. During 2004, we re-phased the program schedule so that it would be substantially completed in the second quarter of 2005. We are currently reevaluating the timing of the program's completion, and accordingly no assurance can be made as to the timing of further integration efforts. The total cost of the integration program is estimated to be approximately £103.0 million, or $197.3 million, of which we have incurred approximately £88.5 million, or $169.6 million, through December 31, 2004.

        Call Center Consolidation.    On April 7, 2004, we announced the consolidation over the next 18 months of our 13 U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of December 31, 2004, we have incurred £23.8 million, or $43.7 million of costs, and we expect to incur a total approximately £29.0 million, or $55.6 million, of costs to execute this program including property costs that will be expensed as the properties are vacated.

        If the integration of our billing systems or the consolidation of our call centers are not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers which, depending on the severity of the failure, could have a material adverse effect on our business.

Critical Accounting Policies

        Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the U.S., or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

Foreign Currency Translation

        Our functional currencies are the pound sterling and the Euro, while our reporting currency is the U.S. dollar. The assets and liabilities of our U.K. and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenue and expenses have been translated at the average rates for the respective years. Exchange gains and losses on our net equity investment in our subsidiaries are reported as a separate component of other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

Fixed Assets

  •
  Fixed assets, net, totaled $6,933.8 million and $7,031.8 million, representing 65.8% and 62.9% of total assets at December 31, 2004 and December 31, 2003, respectively. In accordance with SOP 90-7, upon our emergence from Chapter 11 reorganization, we adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of our fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of our fixed assets at January 1, 2003. Fixed assets, net were written down by $3,567.6 million to reflect this adjustment. Fixed assets acquired since January 1, 2003, are stated at cost less accumulated depreciation.

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

  •
  We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Our managers use their experience and expertise in applying judgments about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

  •
  Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalized costs based upon estimated allocations. We are continuing to enhance our processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized in the years ended December 31, 2004, 2003 and 2002 were approximately £55.3 million, or $101.4 million, approximately £71.5 million, or $116.9 million, and approximately £109.2 million, or $176.4 million.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(in millions)
Labor and overhead costs capitalized	$101.4	$116.9	$176.4
Total operating costs and selling, general and administrative expenses	2,526.9	2,192.3	2,058.8
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	4.0%	5.3%	8.6%
Purchase of fixed assets	523.2	554.5	647.3
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	19.4%	21.1%	27.3%

Impairment of Long-lived Assets

        We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

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

Revenue

        We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

  •
  Persuasive evidence of an arrangement exists between us and our customers;

  •
  Delivery has occurred or the services have been rendered;

  •
  The price for the service is fixed or determinable; and

  •
  Collectibility is reasonably assured.

        Revenue is invoiced and recorded as part of a periodic billing cycle, and is recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

  •
  Telephone, cable television and internet revenues are recognized as the services are provided to customers.

  •
  Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. The company applies the provisions of EITF No 00-21, Accounting for revenue arrangements with multiple deliverables, to assess whether the components of the bundled services should be recognized separately.

  •
  Installation revenue is recognized by applying the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenue is recognized at the time the installation has been completed to the extent that such revenue is less than direct selling costs. Installation revenue in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

  •
  Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Pensions

        We account for our defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions, or FAS 87, and the disclosure rules under the revised FASB Statement No. 132 (Revised 2003) Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $3.8 million and $2.8 million in 2004 and 2003 respectively. We expect our pension expense to be approximately $5.4 million in 2005.

        The fair value of our plan assets increased from $301.9 million at December 31, 2003 to $380.9 million at December 31, 2004. We contributed $28.3 million in cash to our defined benefit pension plans in 2004.

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

        When calculating pension expense for 2004, we assumed that our plans' assets would generate a long-term rate of return of between 7.4% and 7.9%. This range is higher than the rates of between 6.6% and 7.9% used to calculate the 2003 expense. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

        We discounted our future pension obligations using rates of between 4.8% and 5.3% at December 31, 2004, and rates of between 5.5% and 6.0% at December 31, 2003. We determine the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% would increase our pension liability at December 31, 2004 by approximately $52.5 million and increase our estimated 2005 pension expense by approximately $3.5 million.

        At December 31, 2004, we have unrecognized actuarial losses of $29.9 million. These losses will be recognized as a component of pension expense in future years. Our estimated 2005 pension expense of $5.4 million includes the recognition of approximately $0.4 million of these losses.

        Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

        At December 31, 2004, all of our pension plans have projected benefit obligations exceeding plan assets totaling $177.8 million. We will need to fund these deficits in accordance with the laws and regulations of the U.K. and the Republic of Ireland. We expect to contribute a total of £60.3 million, or $115.6 million, in 2005, of which £56.6 million, or $108.4 million, represents a single contribution agreed with the trustees of our pension plans to reduce the deficit in two of our pension plans, including £55.0 million, or $105.4 million, to be paid to our largest defined benefit pension plan.

Software Development Costs

        We capitalize costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Derivative Instruments and Hedging Activities

        In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, we recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

Restructuring Costs

        As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on our results of operations, financial condition or cash flows.

        Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring).

        In relation to our restructuring activities, we have recorded a liability of $57.7 million as of December 31, 2004 relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given to sublessees, and amounts of lease termination costs.

Stock-Based Compensation

        We have a number of stock-based employee compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. Under the prospective method of adoption that we selected under provision of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, or FAS 148, the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

        Prior to 2003, our employees participated in the various stock option plans of our former ultimate parent company. We accounted for the stock-based compensation plans of our former ultimate parent company under Accounting Principles Board Opinion No. 25, Account for Stock Issued to Employees, or APB 25, and related interpretations. No stock-based employee compensation costs was reflected in 2002, as all options granted under these plans had an intrinsic value of zero on the date of the grant. All options to purchase shares of our former ultimate parent company's common stock were cancelled on the Effective Date of the Plan.

Income Taxes

        We provide for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

Other Policies:

  •
  We maintain allowances for doubtful accounts and other receivables to reflect estimated losses resulting from the potential inability of our customers to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact recoverability. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additions to the allowances may be required.

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

Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123, revised in 2004, Share Based Payment, or FAS 123R, which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. We previously adopted FAS 123 as of January 1, 2003. FAS 123R differs from FAS 123, by requiring all entities to measure liabilities incurred in stock based payment transactions at fair value rather than measuring the liability at its intrinsic value. FAS 123R requires entities to estimate the number of instruments for which the requisite service period is expected to be rendered rather than accounting for forfeitures as they occur. Under FAS 123R, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified awarded with the fair value of the award immediately before the modification, as apposed to measuring the effects of a modification as the difference between the fair value of the modified awarded at the date it is granted and the awards value immediately before the modification. FAS 123R will also clarify and expand current guidance under FAS 123 including the measurement of fair value, classifying an award as either equity or as a liability and attributing compensation cost to reporting periods. FAS 123R amends FAS 95 requiring that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

        FAS 123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation costs is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to reflect compensation cost calculated under FAS 123 for pro forma amounts disclosure. We plan to adopt FAS 123R using the modified prospective method. As we currently account for share based payments to employees in accordance with the fair value method under FAS 123, the adoption of FAS 123R is not expected to have a significant impact on our results of operations or financial position.

        In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Also in December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations, or cash flows, since we do not have any substantive operations in the U.S.

Consolidated Results of Operations from Continuing Operations

Years Ended December 31, 2004 and 2003

Revenue

        For the year ended December 31, 2004, consolidated revenue increased by 18.5% to $3,800.1 million from $3,206.0 million for 2003, and revenue expressed in pounds sterling increased by 5.7% to £2,073.6 million from £1,961.1 million during the same period. Our revenue expressed in U.S. dollars and pounds sterling by customer type for the years ended December 31, 2004 and 2003 are as follows (in millions):

	U.S. Dollars			Pound Sterling
						Increase (decrease)
	2004	2003	Increase	2004	2003
Revenues:
Consumer	$2,763.6	$2,268.6	21.8%	£1,508.0	£1,387.7	8.7%
Business	903.5	818.9	10.3%	493.0	500.9	(1.6)%
Ireland	133.0	118.5	12.2%	72.6	72.5	0.1%

Total revenues	$3,800.1	$3,206.0	18.5%	£2,073.6	£1,961.1	5.7%

        Consumer:    For the year ended December 31, 2004, revenue from residential customers increased by 21.8% to $2,763.6 million from $2,268.6 million for 2003, and revenue from residential customers expressed in pounds sterling increased by 8.7% to £1,508.0 million from £1,387.7 million during the same period. This increase is due to an increase in RGUs in 2004, particularly as a result of customers taking our broadband internet services, as well as price increases in 2004.

        Business:    For the year ended December 31, 2004, revenue from business customers increased by 10.3% to $903.5 million from $818.9 million for 2003, but revenue from business customers expressed in pounds sterling decreased by 1.6% to £493.0 million from £500.9 million during the same period. This decrease is because of fewer customers, major installations and orders as we continued our strategy of focusing on a smaller but more profitable customer base. In addition, we have experienced lower telephone usage revenue per customer because of increased competition in the business telecommunications market, together with a move towards the use of mobile telephones rather than fixed lines. This decrease has been partly mitigated by higher revenue from wholesale call termination and higher revenue from wholesale internet access solutions provided to ISPs.

        Ireland:    For the year ended December 31, 2004, revenue from Ireland customers increased by 12.2% to $133.0 million from $118.5 million for 2003, and revenue from Ireland customers expressed in pounds sterling increased slightly to £72.6 million from £72.5 million during the same period, and revenue from Ireland customers expressed in euros increased by 2.0% to €106.9 million from €104.8 million during the same period. This increase is because of price rises and more DTV customers offset by the impact of fewer basic customers following the disconnection of a large number of non-paying customers during 2003.

Expenses

        Operating Costs.    For the year ended December 31, 2004, operating costs, including network expenses, increased by 17.5% to $1,562.3 million from $1,329.9 million for the same period in 2003, and operating costs expressed in pounds sterling increased by 4.8% to £852.5 million from £813.5 million for the same period in 2003. Operating costs as a percentage of revenue decreased to 41.1% for the year ended December 31, 2004, from 41.5% for the same period in 2003 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services to residential customers.

        Selling, general and administrative expenses.    For the year ended December 31, 2004, selling, general and administrative expenses increased by 11.9% to $964.6 million from $862.4 million for the same period in 2003, and selling, general and administrative expenses expressed in pounds sterling decreased to £526.4 million from £527.5 million for the same period in 2003. Selling, general and administrative expenses as a percentage of revenue decreased to 25.4% for the year ended December 31, 2004, from 26.9% for the same period in 2003. Decreases in the cost of our outsourced information technology services, savings in property and related facility costs, and reductions in employee costs and other cost efficiencies have been largely offset by increased charges for bad debts, sales and marketing costs and involuntary employee termination costs following further business rationalizations in the fourth quarter of 2004.

Other charges

        Other charges of $43.7 million in the year ended December 31, 2004 relate to restructuring charges incurred in connection with our call center consolidation program. Of the costs of $43.7 million incurred in connection with our call center consolidation program, $22.8 million relates to involuntary employee termination and related costs in respect of approximately 2,000 employees of whom approximately 250 were still employed by us as of December 31, 2004, $4.4 million relates to lease exit costs, and $16.5 million relates to other costs of the consolidation program, including recruitment and training of new employees at the new sites.

        Other charges of $37.9 million for the year ended December 31, 2003 included $33.9 million relating to restructuring charges for involuntary employee termination and related costs and $4.0 million in respect of professional fees. Restructuring charges of $33.9 million comprised new charges of $40.4 million less releases of $6.5 million in respect of provisions no longer required. Restructuring charges of $40.4 million in the year ended December 31, 2003 related to our action to reorganize, resize and reduce operating costs and create greater efficiency in various areas. The involuntary employee termination and related costs were incurred in respect of approximately 940 employees who were terminated in the year ended December 31, 2003, all of whom ceased employment by December 31, 2004.

        The following table summaries the restructuring charges incurred and utilized in the year ended December 31, 2004 and 2003 (in millions):

	Involuntary employee termination and related costs	Lease exit costs	Agreement modifications	Other	Total
Balance, December 31, 2002	$18.8	$78.7	$1.2	$1.3	$100.00
Foreign currency exchange translation Adjustments	1.6	13.3	0.1	0.2	15.2
Released	(3.4)	(1.2)	(0.3)	(1.6)	(6.5)
Charged to expense	38.9	0.8	0.5	0.2	40.4
Utilized	(55.9)	(19.5)	(1.0)	(0.1)	(76.5)

Balance, December 31, 2003	—	72.1	0.5	—	72.6
Foreign currency exchange translation adjustments	0.1	4.5	—	—	4.6
Released	—	—	—	—	—
Charged to expense	22.8	4.4	—	16.5	43.7
Utilized	(19.6)	(23.3)	(0.2)	(16.5)	(59.6)

Balance, December 31, 2004	$3.3	$57.7	$0.3	$—	$61.3

Depreciation expense

        For the year ended December 31, 2004, depreciation expense decreased to $1,104.8 million from $1,117.0 million for the same period in 2003. Depreciation expense expressed in pounds sterling decreased to £602.8 million in 2004 from £683.2 million for the same period in 2003. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2003.

Amortization expense

        For the year ended December 31, 2004, amortization expense increased to $196.3 million from $173.3 million for the same period in 2003. Amortization expense expressed in pounds sterling increased slightly to £107.1 million from £106.0 million for the same period in 2003. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the year ended December 31, 2004, interest expense decreased to $496.6 million from $746.4 million for the same period in 2003, primarily as a result of the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense.

        We paid interest in cash of $547.0 million for the year ended December 31, 2004, and $583.4 million for the year ended December 31, 2003. The decrease in cash interest payments resulted from the repayment of $1.2 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense and rescheduled some interest payments.

Loss on extinguishment of debt

        For the year ended December 31, 2004, loss on extinguishment of debt was $290.1 million, or £162.3 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of $11.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of $115.4 million and unamortized discount of $163.3 million on the redemption of the Diamond notes and the Triangle debentures and the repayment of the then-existing senior credit facility.

Foreign currency transaction (losses) gains

        Our functional currencies are the pound sterling and, to a significantly lesser extent, the euro, while our reporting currency is the U.S. dollar. The assets and liabilities of our U.K. and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenue and expenses have been translated at the average rates for the respective years. Exchange gains and losses on our net equity investment in our subsidiaries are reported as a separate component of other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

        For the year ended December 31, 2004, foreign currency transaction losses were $44.7 million as compared with gains of $54.0 million for 2003. These losses for the year ended December 31, 2004 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized losses of $65.7 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness is denominated in U.S. dollars and €376.0 million is denominated in euros.

Income tax (expense) benefit

        For the year ended December 31, 2004, income tax expense was $10.5 million as compared with income tax expense of $0.1 million for the same period in 2003. The 2004 and 2003 expense is composed of (in millions):

	2004	2003
U.S. state and local income tax	$2.4	$1.6
Deferred U.S. income tax	6.6	—
Alternative minimum tax	0.2	—
Deferred non-U.S. income tax	0.8	(1.5)
Non-U.S. current tax	0.5	—

Total	$10.5	$0.1

        In 2004, we paid $0.2 million of the alternative minimum tax and $0.1 million of U.S. state and local tax expense for 2004. None of the remaining 2004 income tax expense, except the current non-U.S. income tax expense, is expected to be payable in the next year.

Loss from continuing operations

        For the year ended December 31, 2004, loss from continuing operations was $900.6 million as compared with a loss of $988.2 million for the same period in 2003. The reduction in loss from continuing operations is attributable to our improved operating performance and savings in interest expense partly offset by the loss on extinguishment of debt.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2004 was $10.33 and for the year ended December 31, 2003 was $15.64. Basic and diluted loss from continuing operations per share is computed using an average of 87.2 million shares issued in the year ended December 31, 2004 and an average of 63.2 million shares issued for the same period in 2003. Options to purchase 3.1 million shares and 0.1 million shares of restricted stock at December 31, 2004 are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such options and shares is anti-dilutive.

Years Ended December 31, 2003 and 2002

Revenue

        For the year ended December 31, 2003, consolidated revenue increased by 11.4% to $3,206.0 million from $2,878.5 million in 2002. Revenue expressed in pounds sterling increased by 2.4% to £1,961.1 million from £1,915.9 million during the same period. Our revenue expressed in U.S. dollars and pounds sterling by customer type for the years ended December 31, 2003 and 2002 are as follows (in millions):

	U.S. Dollars			Pound Sterling
						Increase decrease
	2003	2002	Increase	2003	2002
Revenues:
Consumer	$2,268.6	$1,983.4	14.4%	£1,387.7	£1,320.2	5.1%
Business	818.9	805.1	1.7%	500.9	535.8	(6.5)%
Ireland	118.5	90.0	31.7%	72.5	59.9	21.0%

Total revenues	$3,206.0	$2,878.5	11.4%	£1,961.1	£1,915.9	2.4%

        Consumer:    For the year ended December 31, 2003, revenue from residential customers increased by 14.4% to $2,268.6 million from $1,983.4 million for 2002, and revenue from residential customers expressed in pounds sterling increased by 5.1% to £1,387.7 million from £1,320.2 million during the same period. This increase resulted from more customers subscribing to our broadband internet services, an increase in our customer base, and the impact of price increases for our broadband internet services and our cable television services. These increases were partly offset by a reduction in our revenue from residential customers who are not on our cable network. In the year ended December 31, 2002, we provided billing and other related services to the purchaser of the ConsumerCo off-net indirect access business which we sold in November 2001; these services ceased during the fourth quarter of 2002.

        Business:    For the year ended December 31, 2003, revenue from business customers increased by 1.7% to $818.9 million from $805.1 million for 2002, but revenue from business customers expressed in pounds sterling decreased by 6.5% to £500.9 million from £535.8 million during the same period. This decrease was primarily because of fewer customers, major installations and orders as we executed our strategy of focusing on a smaller but more profitable customer base. The decline was also affected by the excess capacity in the carriers market that adversely affected pricing during 2003 and hampered our ability to obtain new business. In addition, during the year ended December 31, 2002, we were able to recognize some revenue, which had previously been deferred, as a result of the insolvency of certain customers which released us from our obligations under our contracts with them. These revenue were not repeated for the year ended December 31, 2003. The decline in revenue was partially offset by our selling of additional services to our existing customers and by increased revenue from mobile telecommunications operators. We also increased our revenue from our wholesale internet access services through arrangements with other U.K. ISPs. However, this was partly offset by a reduction to revenue previously billed by us to our wholesale internet customers in respect of a reduction in port charges billed to us by BT.

        Ireland:    For the year ended December 31, 2003, revenue from Ireland customers increased by 31.7% to $118.5 million from $90.0 million for 2002, and revenue from Ireland customers expressed in pounds sterling increased by 21.0% to £72.5 million from £59.9 million during the same period, and revenue from Ireland customers expressed in euros increased by 10.1% to €104.8 million from €95.2 million during the same period. The primary reasons for the increase were more sales of premium services, including digital television, to existing customers, a price increase that became effective in January 2003, and higher business sector revenue.

Expenses

        Operating Costs.    For the year ended December 31, 2003, operating costs, including network expenses, increased by 0.8% to $1,329.9 million from $1,319.6 million in 2002, and operating costs expressed in pounds sterling decreased by 7.4% to £813.5 million from £878.4 million. Operating costs as a percentage of revenue declined to 41.5% for the year ended December 31, 2003, from 45.8% for 2002. The decrease in operating costs as a percentage of revenue was primarily a result of reductions in television programming costs because of renegotiated contracts, which included expanded channel line ups, and in telephone interconnection costs as a result of our effort to route our outbound traffic more effectively and the recent regulatory authority ruling related to mobile interconnect cost reductions. The increase in revenue from broadband internet services also contributed to the decrease in operating costs as a percentage of revenue, as the margin on this revenue is higher than other products. In addition, we experienced lower costs as we continued to focus on a smaller but more profitable base of business customers. We also benefited from a release of certain accruals in respect of interconnection and related charges which are no longer required. Finally, we benefited from a reduction in charges from local authorities in respect of rates payable on our network, and in port charges previously billed to us following the Oftel investigation into BT's pricing formula.

        These reductions were partly offset by the expensing of costs that were no longer applicable to capital activities and therefore no longer capitalized, together with the impact of the release of certain balance sheet provisions in 2002 which were not repeated in 2003.

        Selling, general and administrative expenses.    For the year ended December 31, 2003, selling, general and administrative expenses increased by 16.7% to $862.4 million from $739.2 million in 2002, and selling, general and administrative expenses expressed in pounds sterling increased by 7.2% to £527.5 million from £492.0 million. Selling, general and administrative expenses as a percentage of revenue increased to 26.9% for the year ended December 31, 2003, from 25.7% for 2002. The increase in these expenses was primarily because of higher marketing and selling activities in 2003 which were curtailed in 2002 as a result of our reorganization. In addition employee costs increased in 2003 compared with 2002 due to implementation of incentive compensation plans. These included increased bonus costs as a result of performance achievements above target, introduction of a long term incentive plan, and the adoption of FAS 123. We also incurred increased pension costs in respect of our defined benefit schemes. Finally, selling general and administrative costs increased because of the expensing of costs that were no longer applicable to capital activities and therefore no longer capitalized, and the releases of certain balance sheet provisions in 2002 which were not repeated in 2003.

        These increases were partially offset by savings arising from our successful renegotiation of our contract with IBM for outsourced information technology services, together with reduced employee costs relating to our business customers as a result of the restructuring at the end of 2002 and during 2003. In addition, we also benefited from reduced costs through lower bad debt charges and other operational savings, together with reduced property and facility costs.

Other charges

        Other charges of $37.9 million for the year ended December 31, 2003, included $33.9 million relating to restructuring charges for involuntary employee termination and related costs and $4.0 million in respect of professional fees. Restructuring charges of $33.9 million comprised new charges of $40.4 million less releases of $6.5 million in respect of provisions no longer required. Restructuring charges of $40.4 million in 2003 related to our actions to reorganize, resize and reduce operating costs and create greater efficiency in various areas. The involuntary employee termination charges were incurred in respect of approximately 940 employees who were terminated in the year ended December 31, 2003, all of whom ceased employment by December 31, 2003.

        Other charges of $382.7 million in the year ended December 31, 2002 included restructuring charges of $98.3 million and non-cash charges of $284.4 million, primarily for allowances for the cancellation of receivables from our former parent company and some of its subsidiaries in accordance with our restructuring under Chapter 11. Restructuring charges of $98.3 million in 2002 related to our actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges were for the write-off of equipment and other assets that were not in use and did not require any future cash outlays. Involuntary employee termination and related costs in 2002 related to approximately 680 employees, of which approximately 345 employees were still employed by us as of December 31, 2002, but were terminated by December 31, 2003. The following table summarizes the restructuring charges incurred and utilized in 2002 and 2003 (in millions):

	Employee severance and related costs	Lease exit costs	Agreement modifications	Other	Total
Balance, December 31, 2001	$66.0	$33.5	$27.7	$—	$127.2
Released	(0.6)	(15.1)	(11.5)	—	(27.2)
Charged to expense	31.8	78.9	1.2	13.6	125.5
Utilized	(78.4)	(18.6)	(16.2)	(12.3)	(125.5)

Balance, December 31, 2002	18.8	78.7	1.2	1.3	100.0
Foreign currency exchange translation adjustments	1.6	13.3	0.1	0.2	15.2
Released	(3.4)	(1.2)	(0.3)	(1.6)	(6.5)
Charged to expense	38.9	0.8	0.5	0.2	40.4
Utilized	(55.9)	(19.5)	(1.0)	(0.1)	(76.5)

Balance, December 31, 2003	$—	$72.1	$0.5	$—	$72.6

Depreciation expense

        For the year ended December 31, 2003, depreciation expense decreased to $1,117.0 million from $1,416.9 million in 2002, primarily as a result of the $2,847.5 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003. This decrease in carrying value of fixed assets was because of the adoption of fresh-start reporting, which included a reassessment of the remaining useful lives of these assets.

Amortization expense

        For the year ended December 31, 2003, amortization expense increased to $173.3 million from $63.7 million in 2002. This increase in amortization expense was as a result of the $504.0 million increase in the carrying value of our customer lists as of January 1, 2003 because of the adoption of fresh-start reporting, which is amortized over three to five years.

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

  •
  adverse movements in exchange rates causing the U.S. dollar equivalent of our sterling interest expense to increase;

  •
  the amendment and restatement of our then-existing senior and working capital facilities in January 2003, that increased the rate of interest payable on these facilities;

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

Recapitalization expense

        For the year ended December 31, 2003 we had no recapitalization expense. For the year ended December 31, 2002, recapitalization expense was $152.9 million. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. This expense included $36.2 million for employee retention related to substantially all of our U.K. employees and $116.7 million for financial advisory, legal, accounting and consulting costs.

Foreign currency transaction gains (losses)

        For the year ended December 31, 2003, foreign currency transaction gains were $54.0 million as compared with losses of $94.1 million for 2002. These gains in 2003 were primarily because of the effect of changes in exchange rates on U.S. dollar denominated debt of our subsidiaries, Diamond Holdings and NTL Triangle, whose functional currency is the pound sterling. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax expense (benefit)

        For the year ended December 31, 2003, income tax expense was $0.1 million as compared with income tax benefit of $14.5 million in 2002. The 2003 and 2002 expense (benefit) is composed of (in millions):

	2003	2002
U.S. state and local income tax	$1.6	$(1.2)
Deferred non-U.S. income tax	(1.5)	(13.3)

Total	$0.1	$(14.5)

        None of the 2003 income tax expense is payable.

Loss from continuing operations

        For the year ended December 31, 2003, loss from continuing operations was $988.2 million as compared with a net loss of $2,469.1 million in 2002. The reduction in loss from continuing operations was attributable to:

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

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per share for the year ended December 31, 2003 was $15.64 and for the year ended December 31, 2002 was $41.50. Basic and diluted loss from continuing operations per share for the year ended December 31, 2002 is computed assuming the following shares were outstanding for that year: 50.0 million shares issued in connection with the Plan, 0.5 million shares issued in connection with the issuance of the Exit Notes and 9.0 million shares as an adjustment to give effect to the impact of the rights offering.

Statement of Cash Flows

        Cash flow information provided below includes continuing and discontinued operations.

Year Ended December 31, 2004 and 2003

        For the year ended December 31, 2004, cash provided by operating activities increased to $706.1 million from $521.1 million for the same period in 2003. This increase was a result of the improvement in operating results and lower interest payments. For the year ended December 31, 2004, cash paid for interest, exclusive of amounts capitalized, decreased to $547.0 million from $583.4 million during the same period in 2003. This decrease resulted from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

        For the year ended December 31, 2004, cash used in investing activities increased to $594.2 million from $563.6 million for the same period in 2003. The increase resulted primarily from the acquisition of the virgin.net ISP and the purchase of marketable securities, mitigated by a reduction in purchases of fixed assets and repayment of loans made to unconsolidated affiliates.

        Cash used in financing activities for the year ended December 31, 2004 was $679.5 million compared with cash provided by financing activities of $120.9 million in the year ended December 31, 2003.

        The principal components of the $679.5 million cash used in financing activities for the year ended December 31, 2004 relate to our refinancing transaction completed in April 2004 as follows:

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

For the year ended December 31, 2003, cash used in financing activities resulted primarily from the rights offering, from which we raised approximately $1,367 million after expenses and used the proceeds, together with cash on hand, to repay indebtedness.

Year Ended December 31, 2003 and 2002

        For the year ended December 31, 2003, cash provided by operating activities increased to $521.1 million from $258.7 million in 2002, because of the improvement in operating results and a reduction in investment in working capital as a result of the timing of receipts and disbursements. For the year ended December 31, 2003, cash paid for interest, exclusive of amounts capitalized, increased to $583.4 million from $410.0 million in 2002 primarily as a result of our resumption of payment of interest due on our outstanding debt when we emerged from bankruptcy on January 10, 2003. These payments were suspended during our reorganization process. In addition, the amendment and restatement of our Senior and Working Capital Credit Facilities in January 2003 increased the rate of interest and unfavorable movements in exchange rates increased the U.S. dollar equivalent of our sterling debt interest payments.

        For the year ended December 31, 2003, cash used in investing activities decreased to $563.6 million from $844.2 million in 2002. Cash used in investing activities for the year ended December 31, 2002, included $166.5 million of restricted cash drawn under the DIP facility (see—Our Restructuring). The DIP facility was repaid on the effective date of our reorganization from Chapter 11. Purchases of fixed assets for the year ended December 31, 2003, which are primarily related to customer premise equipment, were lower than in 2002. During 2003, we continued to restrict purchases of fixed assets in an effort to conserve cash.

        Cash provided by financing activities for the year ended December 31, 2003 was $120.9 million compared with $800.6 million cash provided for the year ended December 31, 2002.

        The principal components of the $120.9 million cash provided by financing activities in 2003 were as follows:

  •
  On November 17, 2003, we completed a rights offering, receiving gross proceeds of $1,434 million and approximately $1,367 million after expenses from the exercise of rights; and

  •
  From the proceeds of the rights offering, we repaid in full all our obligations under our 19% Exit Notes of $554.1 million and, together with cash on hand, our working capital credit facility of $684.9 million. We also made principal payments on some of our capital leases.

        The principal components of the $800.6 million cash provided in 2002 were as follows:

  •
  Proceeds from borrowings, net of financing costs, of $670.1 million, which included $463.2 million borrowed under our working capital facility, net of costs of $9.5 million, and $229.0 million borrowed under our DIP facility, net of costs of $12.6 million; and

  •
  Proceeds from borrowings from NTL Delaware of $135.2 million comprising the £90.0 million loan to our subsidiary NTL (UK) Group, Inc. This note was purchased on January 10, 2003 pursuant to the reorganization under Chapter 11 by one of our subsidiaries for cash consideration equal to the principal amount of the note plus accrued interest.

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

  •
  Also, on April 13, 2004, we entered into a new fully underwritten £2,425 million senior secured credit facility, which includes a £250 million revolving tranche. On April 14, 2004 we drew down £2,175 million of our senior credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, we used to repay our then-existing senior credit facility.

  •
  The remaining proceeds from the notes offering, together with cash on hand, were used on May 13, 2004 to redeem the Diamond notes, redeem the Triangle debentures, and pay transaction costs.

        The redemption of the Diamond notes and the Triangle debentures on May 13, 2004, as well as making Diamond Cable Communications Limited and its direct or indirect subsidiaries wholly owned subsidiaries of NTL Cable PLC as required by the terms of the indenture governing the notes and our senior credit facility, has provided us with additional flexibility to engage in intercompany transfer of funds and other transactions. The terms of the indenture governing the Senior Notes and our senior credit facility permitted us to operate our broadcast operations as a stand alone business not subject to the restrictive covenants contained in the indenture and our senior credit facility.

        The agreements governing the Senior Notes and our senior credit facility significantly and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale/leaseback transactions;

  •
  create liens;

  •
  enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of its assets; and

  •
  enter into transactions with affiliates.

        Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. In 2005, we expect to spend between £300 million and £340 million, or between $575 million and $650 million, on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

        Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the year ended December 31, 2004, our cash decreased by $555.9 million; however, this was principally because of the refinancing transaction in April 2004 and repayments of debt in the first quarter of 2004.

        Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our credit facility, will be sufficient for our cash requirements through at least March 31, 2006. However, our cash requirements after March 31, 2006 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the Senior Notes or our senior credit facility from incurring additional indebtedness.

        We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

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

        At December 31, 2004, all of our defined benefit pension plans have projected benefit obligations exceeding plan assets totaling $177.8 million. We will need to fund these deficits in accordance with the laws and regulations of the U.K. and the Republic of Ireland. We expect to contribute a total of £60.3 million, or $115.6 million, in 2005, of which £56.6 million, or $108.4 million, represents a single contribution agreed to with trustees of our pension plans, in order to reduce the deficit in two of our pension plans, including £55.0 million, or $105.4 million, to be paid to our largest defined benefit pension plan.

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

Interest rate swaps

        We have entered into a number of interest rate swaps to hedge the variability in future interest payments on the senior credit facility which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The net settlement of $1.6 million under the interest rate swaps is included within interest expense.

        We have designated the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency interest rate swaps

        We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the 8.75% Senior Notes due 2014, the interest payments on the Floating Rate Senior Notes due 2012, and variable rate based on LIBOR interest payments on the senior credit facility due 2012, denominated in U.S. dollars and euros. Under the cross-currency interest rate swaps we receive interest in U.S. dollars at a rate of 8.75%, and U.S. dollar and euros at a variable rate based on LIBOR, and we pay interest in pound sterling at a rate of 9.42%, and at a variable rate based on LIBOR. The net settlement of $4.6 million under the cross-currency interest rate swap is included within interest expense.

        We have designated the cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in the pound sterling value of the interest payments on the Senior Notes and senior credit facility that result from changes in the U.S. dollar, pound sterling and euro exchange rates. The cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Foreign currency forward contracts

        We have entered into a number of forward contracts maturing on April 14, 2009 to purchase a total of $820.2 million and €151.0 million. The contracts hedge the variability in the pound sterling value of the principal obligation of the 8.75% Senior Notes and on the senior credit facility based on a variable rate of LIBOR, resulting from changes in the U.S. dollar, pound sterling and euro exchange rates.

        On January 31, 2005 we announced that we intended to use up to £475.0 million of the proceeds from the sale of our broadcast operations to repurchase shares of our common stock. We have also entered into forward contracts maturing in March 2005 to sell a total of £100 million and option contracts to sell an additional £100 million. These contracts are associated with the stock repurchase program and hedge the pound sterling value of our stock price.

        The forward contracts are not effective as hedges under FAS 133. The forward contracts are still recognized as either assets or liabilities and measured at fair value but changes in the fair value are reported in the income statement. However, the forward contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of the U.S. dollar and euro denominated Senior Notes and Senior Credit Facility into pounds sterling.

Description of Outstanding Indebtedness

        The terms of the significant notes and credit facilities issued by our subsidiaries as at December 31, 2004 are summarized below.

Senior Credit Facility

  •
  The principal amount outstanding is £2,165.0 million or $4,148.1 million. Our senior credit facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling £2,165.0 million or $4,148.1 million, and a revolving facility of £250 million, or $479.0 million. The term facility was fully drawn and the revolving facility was undrawn at December 31, 2004. On February 4, 2005, we voluntarily prepaid £500.0 million, or $958.0 million, of the term facility, reducing the principal amount outstanding to £1,665.0 million, or $3,190.1 million.

  •
  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At December 31, 2004, the effective average annual interest rate on the term facility was 7.13%. Interest is payable at least semi-annually.

  •
  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004. The voluntary prepayment of £500 million made on February 4, 2005 included the scheduled repayments due in 2005 and reduced the scheduled repayments thereafter.

  •
  The senior credit facility is secured over most of our assets.

  •
  We are subject to financial maintenance tests under our senior credit facility, including a test of liquidity, coverage and leverage ratios applied to us and some of our subsidiaries. As at December 31, 2004, we were in compliance with these covenants.

Senior Notes

  •
  9.75% Senior Notes due April 15, 2014—The principal amount at maturity is £375 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is $425 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is €225 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  Floating Rate Senior Notes due October 15, 2012—The principal amount at maturity is $100 million. The interest rate on the floating rate senior notes is three-month LIBOR plus 5.00%. Interest is payable quarterly on January 15, April 15, July 15 and October 15, commencing July 15, 2004.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of December 31, 2004, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-Term Debt	$5,699.3	$115.4	$595.3	$986.6	$4,002.0
Capital Lease Obligations	230.6	8.8	16.7	15.5	189.6
Operating Leases	710.0	83.4	147.0	121.2	358.4
Unconditional Purchase Obligations	315.5	245.3	70.2	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$6,955.4	$452.9	$827.2	$1,125.3	$4,550.0

        On February 4, 2005, we voluntarily prepaid £500 million, or $958 million, of our senior credit facility. As a consequence, the scheduled repayments of that facility in 2005 and beyond have been reduced. We provide below pro forma long-term debt contractual obligations as of December 31, 2004 had the repayment been made on that date (in millions). All other contractual obligations remain unchanged.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-Term Debt (pro forma)	$4,741.3	$0.4	$378.7	$637.3	$3,734.9

        The following table includes information about our commercial commitments as of December 31, 2004. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Guarantees	$38.4	$22.3	$0.2	$—	$15.9
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$38.4	$22.3	$0.2	$—	$15.9

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

        As a result of the payment defaults as well as the voluntary filing under Chapter 11 by our former parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of our former parent company's and its subsidiaries' principal credit facilities and the indentures governing all of their publicly-traded debt, other than debt of NTL Triangle.

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

Fresh-Start Reporting

        We operated our business as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, our consolidated financial statements for periods prior to our emergence from Chapter 11 reorganization were prepared in accordance with SOP 90-7. In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded in our consolidated financial statements as of January 1, 2003.

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

        The emergence from Chapter 11 and the adoption of fresh-start reporting as of January 1, 2003 resulted in the following items of income (expense) that were recognized on that date (in millions):

January 1, 2003
Predecessor Company
Gain on debt discharge	$8,451.6
Fresh-start adoption—intangible assets	856.3
Fresh-start adoption—long-term debt	221.3
Fresh-start adoption—deferred tax liability	27.7
Fresh-start adoption—accrued expenses	(120.4)
Fresh-start adoption—fixed assets	(3,567.6)
Recapitalization expense	(8.0)

Net income from continuing operations	$5,860.9

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

        We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2004, $920.2 million, or 15.9% of our long-term debt was in U.S. dollars.

        Because the revenues and expenses from our principal operations are denominated primarily in pounds, but we report our financial results in U.S. dollars, our financial results also are impacted by currency fluctuations, which are unrelated to our underlying results of operations. The aggregate potential loss from a hypothetical one percent fall in the U.S. dollar pound sterling exchange rate is $6.1 million for the year ended December 31, 2004.

        The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of December 31, 2004 about our long-term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
								Fair Value December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt including current portion
U.S. Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$482.4
Average interest rate						8.75%
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£404.1
Average interest rate						9.75%
Average forward exchange rate						1.91
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€251.4
Average interest rate						8.75%
Average forward exchange rate						1.50
U.S. Dollars
Variable Rate	—	—	—	—	—	$100.0	$100.0	$103.5
Average interest rate						LIBOR plus 5%
Pounds Sterling
Variable Rate	£60.0	£119.6	£190.6	£259.4	£255.0	£382.4	£1,267.0	£1,267.0
Average interest rate	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%
Average forward exchange rate	1.90	1.88	1.87	1.86	1.86	1.87
Pounds Sterling
Variable Rate	—	—	—	—	—	£585.0	£585.0	£585.0
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						1.87
Euros
Variable Rate	—	—	—	—	—	€151.0	€151.0	€151.0
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						1.46
US Dollars
Variable Rate	—	—	—	—	—	$395.2	$395.2	$395.2
Average interest rate						LIBOR plus 3.00%

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-62 of this annual report and are incorporated by reference. The following is a summary of selected quarterly results of operations for the years ended December 31, 2004 and 2003 (in millions, except per share data):

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$944.8	$924.3	$939.6	$991.4
Operating (loss)	(13.5)	(35.6)	(10.5)	(12.0)
(Loss) from continuing operations	(138.8)	(471.8)	(137.6)	(152.4)
(Loss) from continuing operations per share	(1.60)	(5.42)	(1.57)	(1.74)
	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$772.8	$787.6	$785.3	$860.3
Operating (loss)	(95.0)	(88.4)	(36.4)	(94.7)
(Loss) from continuing operations	(286.9)	(263.2)	(204.7)	(233.4)
(Loss) from continuing operations per share	(4.82)	(4.42)	(3.43)	(3.15)

(1)
The prior quarter's financial information has been restated to reflect the effect of the treatment of our broadcast operations as discontinued operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

(a)
Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Management's Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NTL Incorporated

We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting", that NTL Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NTL Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that NTL Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NTL Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of NTL Incorporated and our report dated March 16, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP
London, United Kingdom
March 16, 2005

(c)
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)  Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index on page 86.

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
2.2
Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to The Registration Statement on Form S-3/A filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3
Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.4
Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.5
Restated Transaction Agreement, dated as of July 26, 1999, by and among Bell Atlantic Corporation, Cable and Wireless PLC, Cable & Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.6
Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of NTL Incorporated's Registration Statement on Form S-1, filed on February 12, 2003 as amended on June 28, 2003 (File No. 333-103135)
2.7
Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.8
Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2005 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K on February 3, 2005, File No. 000-22616)
2.9
Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K on February 3, 2005, File No. 000-22616)

2.10
Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.11
Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
3.1
Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
3.2	Amended and Restated By-Laws of NTL Incorporated (as of November 4, 2004), (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 10, 2004, File No. 000-22616)
4.1
Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 10, 2003, File No. 000-22616)
4.2
Exchange and Registration Rights Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes listed on the signature pages thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 10, 2003, File No. 000-22616)
4.3
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, File No. 333-109194)
4.4
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and Franklin Mutual Advisers, LLC on behalf of and in its capacity as agent and investment manager for various holders (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, File No. 333-109194)
4.5
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and Oaktree Capital Management, LLC on behalf of and in its capacity as the general partner or investment manager of certain funds and accounts it manages (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1, File No. 333-109194)
4.6
Participating Purchaser Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1, File No. 333-109194)
4.7
Participating Purchaser Agreement, dated as of September 26, 2003, between NTL Incorporated and Franklin Mutual Advisers, LLC (Incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1, File No. 333-109194)

4.8
Series A Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
4.9
Rights Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
4.10
Amendment to Rights Agreement, dated as of September 26, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1, File No. 333-109194)
4.11
Amendment to Rights Agreement, dated as of March 16, 2004, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.1 to the Form 8A/A filed by NTL Incorporated on March 16, 2004, File No. 000-22616)
4.12
Indenture, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on April 20, 2004, File No. 000-22616).
4.13*
Exchange and Registration Rights Agreement, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Initial Purchasers listed in the signature pages thereto.
10.1
Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and its affiliates, and NTL Incorporated (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.2
Demerger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.3
Form of 2003 Stock Option Plan of NTL Incorporated (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)
10.4	Summary Terms of NTL Group 2003 Bonus Scheme (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File No. 333-109194)
10.5
Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM U.K. Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.6
Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.7
Amendment, dated as of September 30, 2003 to Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and among NTL Group Limited, IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-109194)
10.8	Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Howard Kalika (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, File No. 333-109194)
10.9	Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Richard Martin (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, File No. 333-109194)
10.10	Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Scott Schubert (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, File No. 333-109194)
10.11
Employment Agreement, dated as of September 17, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, File No. 333-109194)
10.12
Restricted Stock Agreement, dated as of March 28, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1, File No. 333-109194)
10.13
Form of Director and Officer Indemnity Agreement and a schedule of persons to whom the agreement has been provided (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1, File No. 333-109194)
10.14
Amended and Restated Employment Agreement, dated as of May 6, 2004, between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-22616)
10.15
Employment Agreement, dated as of May 28, 2004, between NTL Incorporated and Bryan Hall (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-22616)
10.16
Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on November 9, 2004, File No. 000-22616)
10.17
Letter Agreement, dated as of September 6, 2004, between NTL Incorporated and Scott Schubert (Incorporated by reference to Exhibit 10.2 to NTL Incorporated's Quarterly Report on Form 10-Q filed on November 9, 2004, File No. 000-22616)
10.18*	Confirmation of Amendment of Employment Agreement dated as of March 4, 2003, dated as of December 22, 2004, between NTL Incorporated and Richard Martin
10.19*	Rules of Long-Term Incentive Plan
10.20	Amended and Restated NTL 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on April 8, 2004, File No. 000-22616)
10.21	NTL Group 2004 Bonus Scheme (Incorporated by reference to Appendix B to the Proxy Statement on April 8, 2004, File No. 000-22616)

10.22	NTL Incorporated Sharesave Plan (Incorporated by reference to Appendix C to the Proxy Statement on April 8, 2004, File No. 000-22616)
10.23
£2,425,000,000 Senior Facilities Agreement between NTL Incorporated, NTL Investment Holdings Limited, Credit Suisse First Boston, Deutsche Bank AG London, Goldman Sachs International, Morgan Stanley Dean Witter Bank Limited, BNP Paribas, Citibank N.A. London, Crédit Lyonnais, Fortis Bank S.A./N.V., GE Capital Structured Finance Group Limited, HSBC Bank PLC, and Société Générale, as Mandated Lead Arrangers, Credit Suisse First Boston, as Facility Agent and Security Trustee, GE Capital Structured Finance Group Limited, as Administrative Agent, and the other Lenders parties thereto, dated as of April 13, 2004 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 20, 2004, File No. 000-22616)
10.24
High Yield Intercreditor Deed among NTL Cable PLC as Issuer, NTL Investment Holdings Limited as Borrower and as High Yield Guarantor, Credit Suisse First Boston as Facility Agent and Bank Group Security Trustee, The Bank of New York as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on April 20, 2004, File No. 000-22616)
10.25*	Restricted Stock Agreement, dated as of May 6, 2004 between NTL Incorporated and James F. Mooney
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K, File No. 000-22616)
21.1	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1, File No. 333-109194)
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 909 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005

NTL INCORPORATED
By:	/s/ SIMON P. DUFFY Simon P. Duffy Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SIMON P. DUFFY Simon P. Duffy	Chief Executive Officer, President and Director	March 16, 2005
/s/ JACQUES KERREST Jacques Kerrest	Chief Financial Officer	March 16, 2005
/s/ ROBERT C. GALE Robert C. Gale	Vice President—Controller	March 16, 2005
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	March 16, 2005
/s/ EDWIN M. BANKS Edwin M. Banks	Director	March 16, 2005
/s/ DAVID ELSTEIN David Elstein	Director	March 16, 2005
/s/ WILLIAM R. HUFF William R. Huff	Director	March 16, 2005

/s/ JAMES F. MOONEY James F. Mooney	Director	March 16, 2005
/s/ GEORGE R. ZOFFINGER George R. Zoffinger	Director	March 16, 2005
/s/ CHARLES GALLAGHER Charles Gallagher	Director	March 16, 2005

FORM 10K—Item 15(a)(1) and (2)

NTL INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

        The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-58
Schedule II—Valuation and Qualifying Accounts	F-62

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NTL Incorporated (formerly NTL Communications Corp.)

        We have audited the accompanying consolidated balance sheets of NTL Incorporated (formerly NTL Communications Corp.) and subsidiaries as of December 31, 2004 and 2003 (Successor), and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004 for the Successor and for the year ended December 31, 2002 for the Predecessor. Our audits also included the financial statement schedules listed in the Index at item 15(d). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated (formerly NTL Communications Corp.) and subsidiaries as of December 31, 2004 and 2003 (Successor), and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004 for the Successor and for the year ended December 31, 2002 for the Predecessor, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 21 to the consolidated financial statements, effective January 10, 2003 the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheets as of December 31, 2004 and 2003 and the related statements of consolidated operations and cash flows for each of the two years in the period ended December 31, 2004 are presented on a different basis than that for the periods before fresh start and, therefore, are not comparable. Additionally, as discussed in Note 13 of the consolidated financial statements, as of January 1, 2003, the Company began expensing compensation expense related to stock options to conform with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As discussed in Note 2 of the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NTL Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
London, United Kingdom
March 16, 2005

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$240.0	$795.9
Restricted cash	31.4	26.9
Marketable securities	22.1	—
Accounts receivable—trade, less allowance for doubtful accounts of $90.7 (2004) and $24.9 (2003)	410.4	353.2
Prepaid expenses	85.0	69.9
Current assets held for sale	80.5	69.3
Other current assets	8.0	27.0

Total current assets	877.4	1,342.2
Fixed assets, net	6,933.8	7,031.8
Reorganization value in excess of amounts allocable to identifiable assets	383.6	363.8
Customer lists, net	698.1	807.8
Other intangible assets, net	10.4	—
Investments in and loans to affiliates, net	1.3	9.5
Other assets, net of accumulated amortization of $15.2 (2004) and $70.1 (2003)	236.4	229.8
Other assets held for sale	1,384.2	1,387.9

Total assets	$10,525.2	$11,172.8

See accompanying notes.

	December 31,
	2004	2003
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$230.6	$249.5
Accrued expenses and other current liabilities	602.9	653.3
Interest payable	99.4	194.6
Deferred revenue	224.2	224.4
Current liabilities of discontinued operations	144.1	96.5
Current portion of long-term debt	116.8	2.3

Total current liabilities	1,418.0	1,420.6
Long-term debt, net of current portion	5,657.1	5,728.4
Deferred revenue and other long-term liabilities	420.9	323.5
Deferred income taxes	—	—
Long-term liabilities of discontinued operations	3.5	2.3
Commitments and contingent liabilities
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2004 and 2003) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2004 and 2003) shares; issued and outstanding 87.7 (2004) and 86.9 (2003) shares	0.9	0.9
Additional paid-in capital	4,376.9	4,325.0
Unearned stock-based compensation	(29.8)	(15.0)
Accumulated other comprehensive income	512.0	341.3
Accumulated (deficit)	(1,834.3)	(954.2)

Total shareholders' equity	3,025.7	3,698.0

Total liabilities and shareholders' equity	$10,525.2	$11,172.8

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Revenue	$3,800.1	$3,206.0	$2,878.5
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(1,562.3)	(1,329.9)	(1,319.6)
Selling, general and administrative expenses	(964.6)	(862.4)	(739.2)
Long-lived asset impairments	—	—	(445.1)
Other charges	(43.7)	(37.9)	(382.7)
Depreciation	(1,104.8)	(1,117.0)	(1,416.9)
Amortization	(196.3)	(173.3)	(63.7)

	(3,871.7)	(3,520.5)	(4,367.2)

Operating (loss)	(71.6)	(314.5)	(1,488.7)
Other income (expense)
Interest income and other, net	13.0	17.0	30.9
Interest expense (contractual interest of $1,425.4 (2002))	(496.6)	(746.4)	(780.2)
(Loss) on extinguishment of debt	(290.1)	—	—
Recapitalization expense	—	—	(152.9)
Share of (losses) income from equity investments	(0.1)	1.8	1.4
Foreign currency transaction (losses) gains	(44.7)	54.0	(94.1)

(Loss) from continuing operations before income taxes	(890.1)	(988.1)	(2,483.6)
Income tax (expense) benefit	(10.5)	(0.1)	14.5

(Loss) from continuing operations	(900.6)	(988.2)	(2,469.1)

Discontinued operations
Income from discontinued operations before income taxes	20.5	34.0	82.1
Income tax benefit	—	—	11.2

Income from discontinued operations	20.5	34.0	93.3

Net (loss)	$(880.1)	$(954.2)	$(2,375.8)

Basic and diluted loss from continuing operations per common share—(pro forma in 2002)	$(10.33)	$(15.64)	$(41.50)

Basic and diluted net loss per common share—(pro forma in 2002)	$(10.09)	$(15.10)	$(39.93)

Average number of shares outstanding—(pro forma in 2002)	87.2	63.2	59.5

See accompanying notes.

January 1, 2003
Predecessor Company
Gain on debt discharge	$8,451.6
Fresh-start adoption—intangible assets	856.3
Fresh-start adoption—long-term debt	221.3
Fresh-start adoption—deferred tax liability	27.7
Fresh-start adoption—accrued expenses	(120.4)
Fresh-start adoption—fixed assets	(3,567.6)
Recapitalization expense	(8.0)

Income from continuing operations	5,860.9
Fresh-start adoption—intangible assets	665.4
Fresh-start adoption—deferred tax liability	(96.3)
Fresh-start adoption—fixed assets	372.7

Income from discontinued operations	941.8

Net income	$6,802.7

Pro forma basic and diluted income from continuing operations per common share	$98.50

Pro forma basic and diluted net income per common share	$114.33

Pro forma average number of shares outstanding	59.5

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Operating Activities:
Net (loss)	$(880.1)	$(954.2)	$(2,375.8)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,433.7	1,436.6	1,541.6
Asset impairments	—	—	445.1
Non-cash compensation	26.7	13.0	—
Non-cash restructuring charge	—	—	7.5
Share of (income) losses from equity investments	(4.2)	0.5	3.4
Provision for losses on accounts receivable	53.8	27.4	55.2
Provision for cancellation of receivables from PTV Inc.	—	—	284.4
Deferred income taxes	7.4	(10.9)	(29.3)
Loss on extinguishment of debt	290.1	—	—
Amortization of original issue discount and deferred finance costs	17.2	136.3	96.7
Other	—	0.7	145.1
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(70.9)	3.2	108.9
Other current assets	19.7	(27.2)	72.5
Prepaid expenses	(25.2)	7.7	—
Other assets	13.5	—	0.1
Accounts payable	(37.4)	(39.9)	(144.5)
Accrued expenses and other current liabilities	(82.3)	(105.0)	12.6
Deferred revenue	(41.4)	32.9	35.2
Other long-term liabilities	(14.5)	—	—

Net cash provided by operating activities	706.1	521.1	258.7

Investing activities
Purchase of fixed assets	(556.8)	(574.2)	(680.9)
Investments in and loans to affiliates	16.9	5.4	(6.7)
(Increase) in other assets	—	—	(166.5)
Proceeds from sale of assets	2.3	—	15.1
Acquisitions, net of cash acquired	(34.5)	—	—
Purchases of marketable securities	(22.1)	—	(10.8)
Proceeds from sales of marketable securities	—	5.2	5.6

Net cash (used in) investing activities	(594.2)	(563.6)	(844.2)

See accompanying notes.

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Financing activities
Proceeds from borrowings, net of financing costs	5,270.2	—	670.1
Net proceeds from rights offering	—	1,367.0	—
Proceeds from employee stock options	8.0	3.0	—
Principal payments on long-term debt	(5,957.7)	(1,249.1)	(8.6)
Proceeds from borrowings from NTL (Delaware), Inc.	—	—	135.2
Contribution from NTL (Delaware), Inc.	—	—	3.9

Net cash provided by financing activities	(679.5)	120.9	800.6
Effect of exchange rate changes on cash and cash equivalents	11.7	76.8	35.8

(Decrease) increase in cash and cash equivalents	(555.9)	155.2	250.9
Cash and cash equivalents at beginning of year	795.9	640.7	251.1

Cash and cash equivalents at end of year	$240.0	$795.9	$502.0

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$547.0	$583.4	$410.0
Income taxes paid	0.3	—	1.4
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$—	$—	$123.9
January 1, 2003
Predecessor Company
Net cash (used in) operating activities	$(46.9)

Investing activities
Decrease in other assets	162.8

Net cash provided by investing activities	162.8
Financing activities
Proceeds from borrowings, net of financing costs	396.3
Principal payments	(373.5)

Net cash provided by financing activities	22.8

Increase in cash and cash equivalents	138.7
Cash and cash equivalents, beginning of period	502.0

Cash and cash equivalents, end of period	$640.7

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(in millions, except per share data)

	Series Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Unearned Stock-Based Compensation
	Shares	Par	Shares	Par
Predecessor company
Balance, December 31, 2001	—	$—	—	$—	$13,917.7	$—
Contribution from NTL (Delaware), Inc., net	—	—	—	—	127.8	—
Comprehensive loss:	—	—	—	—	—	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—
Unrealized net gains on derivatives	—	—	—	—	—	—

Balance, December 31, 2002	—	—	—	—	14,045.5	—
Comprehensive income:
Net income (loss) January 1, 2003	—	—	—	—	—	—
Issuance of common stock	—	—	50.5	0.5	1,062.1	—
Fresh-start adoption—other	—	—	—	—	(12,180.5)	—

Reorganized company
Balance, January 1, 2003	—	—	50.5	0.5	2,927.1	—
Issuance of shares into escrow	—	—	0.1	—	2.3	(2.3)
Issuance of restricted stock	—	—	0.2	—	1.7	(1.7)
Issuance of shares as payment of bonus	—	—	—	—	0.3	—
Exercise of stock options	—	—	0.2	—	3.0	—
Stock options at fair value	—	—	—	—	24.0	(24.0)
Escrow shares amortized to operations	—	—	—	—	—	2.3
Restricted stock amortized to operations	—	—	—	—	—	1.0
Stock options amortized to operations	—	—	—	—	—	9.7
Net proceeds from Rights Offering	—	—	35.9	0.4	1,366.6	—
Comprehensive loss:
Net loss for the year ended December 31, 2003	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—

Balance, December 31, 2003	—	—	86.9	0.9	4,325.0	(15.0)
Exercise of stock options	—	—	0.7	—	8.0	—
Stock option grants at fair value	—	—	—	—	30.2	(30.2)
Repurchase of restricted stock	—	—	—	—	(1.8)	—
Issuance of restricted stock	—	—	0.1	—	4.2	(4.2)
Issuance of shares	—	—	—	—	3.9	(3.9)
Performance related bonus plan	—	—	—	—	7.4	(3.2)
Restricted stock amortized to operations	—	—	—	—	—	2.9
Issuance of stock amortized to operations	—	—	—	—	—	3.7
Stock options amortized to operations	—	—	—	—	—	18.4
Performance related bonus plan amortized to operations	—	—	—	—	—	1.7
Comprehensive loss:
Net loss for the year ended December 31, 2004	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Net unrealized losses on derivative instruments	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—

Balance, December 31, 2004	—	$—	87.7	$0.9	$4,376.9	$(29.8)

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized (Losses) Gains on Derivatives	Accumulated (Deficit)	Total
Predecessor Company
Balance, December 31, 2001		$(900.9)	$—	$(3.6)	$(16,192.2)	$(3,179.0)
Contribution from NTL (Delaware), Inc., net		—	—	—	—	127.8
Comprehensive loss:
Net loss for the year ended December 31, 2002	$(2,375.8)	—	—	—	(2,375.8)	(2,375.8)
Currency translation adjustment	351.0	351.0	—	—	—	351.0
Pension liability adjustment	(103.7)	—	(103.7)	—	—	(103.7)
Unrealized net gains on derivatives	3.6	—	—	3.6	—	3.6

Total	$(2,124.9)

Balance, December 31, 2002		(549.9)	(103.7)	—	(18,568.0)	(5,176.1)
Comprehensive income:
Net income January 1, 2003	$6,802.7	—	—	—	6,802.7	6,802.7

Issuance of common stock		—	—	—	—	1,062.6
Fresh-start adoption—other		549.9	103.7	—	11,765.3	238.4

Reorganized Company
Balance, January 1, 2003		—	—	—	—	2,927.6
Issuance of shares into escrow		—	—	—	—	—
Issuance of restricted stock		—	—	—	—	—
Issuance of shares as payment of bonus		—	—	—	—	0.3
Exercise of stock options		—	—	—	—	3.0
Stock options at fair value		—	—	—	—	—
Escrow shares amortized to operations		—	—	—	—	2.3
Restricted stock amortized to operations		—	—	—	—	1.0
Stock options amortized to operations		—	—	—	—	9.7
Net proceeds from rights offering		—	—	—	—	1,367.0
Comprehensive loss:
Net loss for the year ended December 31, 2003	$(954.2)	—	—	—	(954.2)	(954.2)
Currency translation adjustment	342.0	342.0	—	—	—	342.0
Pension liability adjustment	(0.7)	—	(0.7)	—	—	(0.7)

Total	$(612.9)

Balance, December 31, 2003		342.0	(0.7)	—	(954.2)	3,698.0
Exercise of stock options		—	—	—	—	8.0
Stock option grants at fair value		—	—	—	—	—
Repurchase of restricted stock		—	—	—	—	(1.8)
Issuance of restricted stock		—	—	—	—	—
Issuance of shares		—	—	—	—	—
Performance of related bonus plans		—	—	—	—	4.2
Restricted stock amortized to operations		—	—	—	—	2.9
Issuance of stock amortized to operations		—	—	—	—	3.7
Stock options amortized to operations		—	—	—	—	18.4
Performance related bonus plans amortized to operations		—	—	—	—	1.7
Comprehensive loss:
Net loss for the year ended December 31, 2004	$(880.1)	—	—	—	(880.1)	(880.1)
Currency translation adjustment	220.0	220.0	—	—	—	220.2
Net Unrealized losses on derivatives instruments	(45.9)	—	—	(45.9)	—	(45.9)
Pension liability adjustment	(3.4)	—	(3.4)	—	—	(3.4)

Total	$(709.4)

Balance, December 31, 2004		$562.0	$(4.1)	$(45.9)	$(1,834.3)	$3,025.7

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business

Historical Structure of the Company

        NTL Incorporated, or the Company, is a Delaware corporation and is publicly-traded on the Nasdaq National Market in the United States. The Company's historical structure is as follows:

        The Company was incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until January 10, 2003, the Company was a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, which was incorporated in February 1999, to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the UK and Ireland, and was accomplished through a merger. The Company's stockholders at the time became stockholders of the new holding company, NTL (Delaware), Inc., and the Company became a wholly-owned subsidiary of the new holding company. The new holding company took the name NTL Incorporated until May 2000 when it was changed to NTL (Delaware), Inc., its current name.

        In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, referred to in this annual report as CWC (the operations acquired from CWC are called ConsumerCo), and was similarly accomplished through a merger. The stockholders of NTL (Delaware), Inc. became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company, and the Company remained a subsidiary of NTL (Delaware), Inc., referred to in this annual report as NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to the Company.

        On January 10, 2003, the Company emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. Pursuant to the plan of reorganization, which is referred to as the Plan, the Company's former parent, NTL Europe, Inc., and its subsidiaries and affiliates were split into two separate groups, with the Company and NTL Europe each emerging as independent public companies. The Company was renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL Europe and some of its subsidiaries, including the Company, were cancelled. The Company issued shares of its common stock and Series A warrants and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders. As a result, the Company is no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV, Inc., or PTV.

        The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

Business

        The Company is one of the leading communications and content distribution companies in the UK and the Republic of Ireland, providing broadband internet access, telephone and television services to residential customers. The Company also provides internet and telephone services to residential customers who are not connected to its cable network, via access to other companies' telecommunications networks and via an internet service provider operated by its subsidiary, Virgin Net Limited. The Company offers what it refers to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. The Company also provides a range of voice services to businesses and public sector organizations as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        The Company's services are delivered through its wholly-owned local access communications network. The design and capability of the Company's network provides it with the ability to offer "triple play" bundled services to residential consumers and a broad portfolio of reliable, competitive communications solutions to business customers.

        The Company provides services to three categories of customers: residential customers, business customers and customers in the Republic of Ireland as follows:

  •
  Consumers.  The Company provides internet, telephone and cable television services to residential customers in the UK;

  •
  Business.  The Company provides internet, data and voice services to large businesses, public sector organizations and small and medium-sized enterprises, or SMEs, communications transport services, and wholesale internet access solutions to internet service providers, or ISPs; and

  •
  Ireland.  The Company provides internet, cable television and multiple microwave distribution system television services, or MMDS, to residential customers in the Republic of Ireland and internet, data and voice services to business customers in the Republic of Ireland.

2.    Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        The Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, the Company's consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). In addition, the Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying condensed consolidated financial statements as of January 1, 2003.

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

        On December 1, 2004, the company reached an agreement for the sale of its broadcast operations. The sale completed on January 31, 2005. As of December 31, 2004, the broadcast operations are accounted for as a discontinued operation and therefore, broadcast's results of operations have been removed from the Company's results of continuing operations for all periods presented in this Annual Report. The results of operations of broadcast have been excluded from the components of "Loss from Continuing Operations" and shown under the caption "Income from Discontinued Operations" in the Statements of Operations.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, the Company's pension expense and pension funding requirements, amounts to be paid under the Company's employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of the Company's network and facilities, the value of investments, long-lived assets and goodwill and the computation of the Company's income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of December 31, 2004 and 2003.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company's interest is greater than 50%. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

        Certain prior year amounts, principally consisting of long-term prepayments and deferred revenues related to circuit commitments, have been reclassified to conform to the current year presentation.

Foreign Currency Translation

        The functional currencies of the Company are the Pound Sterling and the Euro, while its reporting currency is the United States Dollar. The assets and liabilities of the Company's UK and Ireland subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at the average rates for the respective years. Exchange gains and losses on translation of the Company's net equity investments in its subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

Cash Equivalents

        Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $45.8 million and $59.6 million at December 31, 2004 and 2003, respectively, which consisted primarily of bank term deposits and corporate commercial paper. At December 31, 2004 and 2003, none of the cash equivalents were denominated in foreign currencies.

        Restricted cash balances of $31.4 million and $26.9 million as at December 31, 2004 and 2003, respectively represent cash balances collateralized against performance bonds given on behalf of the Company.

Trade Receivables

        The Company's trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts is $90.7 million at December 31, 2004 and $24.9 million at December 31, 2003.

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its Business customers' financial condition and generally does not require collateral. At December 31, 2004, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Fixed Assets

        Fixed assets, net totaled $6,933.8 million and $7,031.8 million, representing 65.8% and 62.9% of total assets at December 31, 2004 and 2003, respectively. In accordance with SOP 90-7, upon emergence from Chapter 11 reorganization, the Company adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of the Company's fixed assets at January 1, 2003. Fixed assets, net were written down by $3,567.6 million to reflect this adjustment.

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

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, the Company capitalizes costs based upon estimated allocations. The Company continues to enhance its processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized in the years ended December 31, 2004, 2003 and 2002 were approximately $101.4 million, $116.9 million and $176.4 million, respectively.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets (in millions except percentages).

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Labor and overhead costs capitalized	$101.4	$116.9	$176.4
Total operating costs and selling, general and administrative expenses	2,526.9	2,192.3	2,058.8
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	4.0%	5.3%	8.6%
Purchase of fixed assets	523.2	554.5	647.3
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	19.4%	21.1%	27.3%

        Interest is capitalized as a component of the cost of fixed assets constructed. In 2004, 2003 and 2002, total interest incurred was $496.6 million, $751.9 million and $826.5 million, respectively, of which interest of $nil, $5.5 million and $46.3 million, respectively, was capitalized.

        Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful lives are as follows:

Operating equipment:
Cable distribution plant	8–30 years
Switches and headends	8–10 years
Customer premises equipment	5–10 years
Other operating equipment	8–20 years
Other equipment:
Buildings	30 years
Leasehold improvements	20 years or, if less, the lease term
Computer infrastructure	3–5 years
Other equipment	5–12 years

Intangible Assets

        Intangible assets include non-compete agreements, trademark license agreements and customer lists. Non-compete agreements represent the portion of purchase price in business combinations allocated to agreements not to compete. Non-compete agreements are amortized over the non-compete period which is principally one year. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which the Company expects to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over the period in which the Company expects to derive benefits, which is principally three or five years. Intangible assets held for sale are not amortized.

        In addition, the Company's total reorganization value exceeded the amounts allocable to identifiable assets resulting in a new indefinite-lived intangible asset as a consequence of applying fresh-start reporting. This is not amortized but is reviewed annually (or more frequently under certain conditions) for impairment in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).

        Effective January 1, 2002, the Company adopted FAS 142. Upon adoption, the Company performed an analysis of its intangible assets to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company reclassified the carrying value of workforce in place included in other intangibles to goodwill. The Company determined that license acquisition costs would no longer be subject to amortization, since they are deemed to have an indefinite useful life. The Company also determined that no changes in the useful lives of the customer lists were required. The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required.

Asset Retirement Obligations

        As of January 1, 2003, the Company adopted FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of FAS 143 did not result in any recognition of liabilities by the Company during its fiscal year ended December 31, 2004 and 2003.

        The Company accrues for the liability in respect of dilapidation on its leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases.

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

        Reorganization value in excess of amounts allocable to identifiable assets is reviewed for impairment each year.

        As of December 31, 2004, the Company reviewed its long-lived assets for impairment and determined that there was no impairment of the Company's long-lived assets as of December 31, 2004.

Equity Method Investments

        All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. Prior to the adoption of FAS 142, the difference between the Company's recorded investment and its proportionate interest in the book value of the investees' net assets were being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

Deferred Financing Costs

        Deferred financing costs of $147.8 million and $134.9 million as of December 31, 2004 and 2003, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using a straight-line basis, since this method is materially consistent with the effective interest basis.

Restructuring Costs

        As of January 1, 2003, the Company adopted FASB Statement No. 146. Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

        Prior to 2003, the Company recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure is given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring).

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

  •
  Telephone, cable television and internet revenues are recognized as the services are provided to customers.

  •
  Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. The Company applies the provisions of EITF No 00-21, Accounting for revenue arrangements with multiple deliverables to assess whether the components of the bundled services should be recognized separately.

  •
  Installation revenues  The Company applies the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that the Company markets and maintains a unified fiber network through which the Company provides all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

  •
  Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Advertising Expense

        The Company charges the cost of advertising to expense as incurred. Advertising costs were $80.6 million, $60.4 million and $32.8 million in 2004, 2003 and 2002, respectively.

Stock-Based Compensation

        The Company has a number of stock-based employee compensation plans, described more fully in Note 13. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123). Under the prospective method of adoption selected by the Company under provision of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (FAS 148), the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

        Prior to 2003, the Company's employees participated in the various stock option plans of its former ultimate parent company. The Company accounted for the stock-based compensation plans of its former ultimate parent company under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations. No stock-based employee compensation cost was reflected in 2002, as all options granted under these plans had an intrinsic value of zero on the date of the grant. All options to purchase shares of the Company's former ultimate parent company's common stock were cancelled on the Effective Date pursuant to the Plan.

        If the Company had elected to adopt the fair value recognition provisions of FAS 123 as of January 1, 2002, pro forma net income and diluted net income per share for 2002 (Predecessor Company) would be as follows (in millions, except per share data):

(Loss) from continuing operations, as reported	$(2,469.1)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(250.4)

Pro forma (loss) from continuing operations	$(2,719.5)

Earnings per share:
Basic and diluted (loss) from continuing operations per share	$(41.50)

Basic and diluted (loss) from continuing operations per share, pro forma	$(45.71)

        Pursuant to the NTL Group Bonus Schemes, participants are eligible to receive a bonus payment equal to a percentage of their base salary as determined by their level of employment based upon the attainment of performance targets. Bonus payments are made in two installments. Half of the bonus owing to various participants is payable in cash and the other half may, at the Company's discretion, be paid in shares of the Company's common stock.

Pensions

        The Company accounts for its defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions (FAS 87) and the disclosure rules under FASB Statement No. 132 (revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements. The Company recognized expense for its defined benefit pension plans of $3.8 million and $2.8 million in 2004 and 2003, respectively.

        The fair value of the Company's pension plans' assets increased from $301.9 million at December 31, 2003 to $380.9 million at December 31, 2004. The Company contributed $28.3 million in cash to its defined benefit pension plans in 2004.

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

        When calculating pension expense for 2004, the Company assumed that its plans' assets would generate a long-term rate of return of between 7.4% and 7.9%. This range is higher than the assumed rates of between 6.6% and 7.9% used to calculate the 2003 expense. The Company determines its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on its goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

        The Company discounted its future pension obligations using rates of between 4.8% and 5.3% at December 31, 2004 and rates of between 5.5% and 6.0% for 2003. The Company determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced.

        At December 31, 2004, the Company has unrecognized actuarial losses of $29.9 million. These losses will be recognized as a component of pension expense in future years.

        Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company's pension plans will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Derivative Financial Instruments

        The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of the Company's indebtedness accrues interest at variable rates, it has exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, a substantial portion of the Company's revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, euros, but it pays interest and principal obligations on some of its indebtedness in U.S. dollars. As a result, the Company has exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of its indebtedness.

        The Company's objective in managing its exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of its earnings and cash flows caused by changes in underlying rates. To achieve this objective, the Company enters into derivative financial instruments. The Company has established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, the Company does not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

        In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), the Company recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

Software Development Costs

        The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, generally three to five years. The Company has not sold, leased or licensed software developed for internal use to its customers and the Company has no intention of doing so in the future.

Income Taxes

        The Company provides for income taxes in accordance with FASB Statement No. 109, Accounting for income taxes. Judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. The Company recognizes deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. The Company has considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

Loss from Continuing Operations Per Share and Net Loss Per Share

        Basic and diluted loss from continuing operations per share and net loss per share are computed by dividing the loss from continuing operations and net loss respectively by the average number of shares outstanding during the years ended December 31, 2004, 2003 and 2002, as adjusted for the effect of the rights offering in November 2003. Options to purchase 3.1 million shares and 0.1 million shares of restricted stock at December 31, 2004 are excluded from the calculation of diluted net loss per share, since the inclusion of such options and shares is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
			(pro forma)
Number of shares outstanding at start of period(1)	86.8	50.5	50.5
Issues of common stock	0.4	3.7	—
Adjustment for the effect of the rights offering	—	9.0	9.0

Average number of shares outstanding	87.2	63.2	59.5

(1)
Excludes 0.1 million shares of restricted stock

        Pro forma basic and diluted loss from continuing operations per share and net loss per share for periods prior to January 1, 2003 are computed as if the 50.0 million shares issued in connection with the reorganization plan and the 500,000 shares issued in connection with the issuance of the Exit Notes were outstanding for those periods. Owing to the effect of the rights offering, the average number of shares outstanding at January 1, 2003 increased by 9.0 million shares.

3.     Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. The Company previously adopted FAS 123 in 2003 as discussed in Note 2. FAS 123R differs from FAS 123, by requiring all entities to measure liabilities incurred in stock based payment transactions at fair value rather than measuring the liability at its intrinsic value. FAS 123R requires entities to estimate the number of instruments for which the requisite service period is expected to be rendered rather than accounting for forfeitures as they occur. Under FAS 123R, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified awarded with the fair value of the award immediately before the modification, as opposed to measuring the effects of a modification as the difference between the fair value of the modified awarded at the date it is granted and the awards value immediately before the modification. FAS 123R will also clarify and expand current guidance under FAS 123 including the measurement of fair value, classifying an award as either equity or as a liability and attributing compensation cost to reporting periods. FAS 123R amends FAS 95 requiring that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

        FAS 123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to reflect compensation cost calculated under FAS 123 for pro forma amounts disclosure. The Company plans to adopt FAS 123R using the modified prospective method. As the Company currently accounts for share based payments to employees in accordance with the fair value method under FAS 123, the adoption of FAS 123R is not expected to have a significant impact on the Company's results of operations or financial position.

        In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Also in December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations, or cash flows, since the Company does not have any substantive operations in the U.S.

4.     Discontinued Operations

        On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 1, 2005. Accordingly, as of December 31, 2004, the Company has accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the years ended December 31, 2004, 2003 and 2002 was $509.0 million, $439.2 million and $386.6 million respectively. Broadcast's pre-tax income, reported within discontinued operations, for the years ended December 31, 2004, 2003 and 2002, was $20.5 million, $34.0 million and $82.1 million respectively. Prior year financial statements for 2003 and 2002 have been restated to present the broadcast operations as discontinued operations.

        The assets and liabilities of the broadcast operations reported as held-for-sale include (in millions):

	December 31,
	2004	2003
Current assets held for sale
Accounts receivable, net	$47.8	$52.1
Prepaid expenses	32.7	15.3
Other current assets	—	1.9

Current assets held for sale	$80.5	$69.3

	December 31,
	2004	2003
Other assets held for sale
Fixed assets, net	$838.8	$848.7
Reorganization value in excess of amounts allocable to identifiable assets	188.2	175.3
Customer lists, net	366.2	371.1
Investments in and loans to affiliates, net	(10.2)	(7.2)
Other assets	1.2	—

Other assets held for sale	$1,384.2	$1,387.9

	December 31,
	2004	2003
Current liabilities of discontinued operations
Accounts payable	$29.0	$10.5
Accrued expenses	66.7	40.5
Deferred revenue	48.4	45.5

	$144.1	$96.5

	December 31,
	2004	2003
Long-term liabilities of discontinued operations
Deferred income taxes	$0.2	$0.1
Other long-term liabilities	3.3	2.2

	$3.5	$2.3

5.     Asset Impairments

        Asset impairment charges were $445.1 million in the year ended December 31, 2002. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to license acquisition costs and goodwill was determined in accordance with FAS 142.

        There were no asset impairment charges recorded in the years ended December 31, 2003 and 2004.

6.     Acquisitions and Disposals

        On November 8, 2004, the Company acquired Virgin Media Group's remaining interests in Virgin Net Limited, together with all the remaining minority interests held by existing and former management, for £23.9 million, or $43.8 million. These acquisitions have taken the Company's ownership of Virgin Net Limited, the joint venture formed by Virgin and the Company in 1996, to 100 per cent. The Company has accounted for the acquisition under the purchase method of accounting in FASB Statement No. 141, Business Combinations. The Company has consolidated the results of operations of Virgin Net in its income statement from November 8, 2004. Prior to that date, the Company accounted for its investment in Virgin Net Limited using the equity method of accounting.

        On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 1, 2005. See Note 4—Discontinued Operations.

7.     Fixed Assets

        Fixed assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2004	2003
Operating equipment
Cable distribution plant	8–30 years	$6,171.8	$5,723.2
Switches and headends	8–10 years	610.6	567.2
Customer premises equipment	5–10 years	1,524.1	1,133.5
Other operating equipment	8–20 years	126.5	117.5

Total operating equipment		8,433.0	7,541.4
Other equipment
Land	—	8.6	8.0
Buildings	30 years	125.2	118.9
Leasehold improvements	20 years or, if less, the lease term	131.2	122.3
Computer infrastructure	3–5 years	438.4	301.5
Other equipment	5–12 years	109.6	100.4

Total other equipment		813.0	651.1

		9,246.0	8,192.5
Accumulated depreciation		(2,409.9)	(1,218.5)

		6,836.1	6,974.0
Construction in progress		97.7	57.8

		$6,933.8	$7,031.8

8.     Intangible Assets

        Intangible assets consist of (in millions):

		December 31,
	Estimated useful life
		2004	2003
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		$383.6	$363.8

Intangible assets subject to amortization:
Cost
Non-compete agreements	1 year	$5.4	$—
Trademark licences	5 years	6.1	—
Customer lists	3–5 years	1,105.4	996.9

		1,116.9	996.9

Accumulated amortization
Non-compete agreements		0.9	—
Trademark licences		0.2	—
Customer lists		407.3	189.1

		408.4	189.1

		$708.5	$807.8

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows: $215.8 million in 2005, $209.5 million in 2006, $208.3 million in 2007, $68.2 million in 2008 and $6.7 million in 2009.

        The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2004 is as follows (in millions):

Reorganization value in excess of amounts allocable to identifiable assets—January 1, 2004	$363.8
Foreign currency exchange translation adjustments	27.2
Adjustment to deferred tax accounts	(7.4)

Reorganization value in excess of amounts allocable to identifiable assets—December 31, 2004	$383.6

        The increase in reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2004 includes a tax benefit of $7.4 million that is primarily attributable to the use of deferred tax assets that existed as of January 10, 2003 that were previously offset by a valuation allowance.

9.   Leases

        A summary of assets held under capital leases are as follows (in millions).

	December 31,
	2004	2003
Cable distribution plant	$57.8	$53.9
Switches and headends	4.8	4.6

	62.6	58.5
Less: accumulated depreciation	(14.5)	(6.9)

	$48.1	$51.6

        Amortization of assets held under capital leases is included within the depreciation expense.

        Future minimum annual payments at December 31, 2004 are as follows (in millions). The table reflects the Company's contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2005	$8.8	$83.4
2006	8.4	75.4
2007	8.3	71.6
2008	7.8	65.0
2009	7.7	56.2
Thereafter	189.6	358.4

Total minimum lease payments	230.6	$710.0

Less: amount representing interest	(156.0)

Present value of net minimum obligations	74.6
Less: current portion	(1.3)

	$73.3

        Leases for buildings, offices space and equipment extend through 2031. Total rental expense for the years ended December 31, 2004, 2003, and 2002 under operating leases was $135.8 million, $110.0 million and $123.7 million respectively.

10.     Long-Term Debt

        Long-term debt consists of (in millions):

	December 31, 2004	December 31, 2003
8.75% Senior Notes due 2014	$425.0	$—
9.75% Sterling Senior Notes due 2014	718.5	—
8.75% Euro Senior Notes due 2014	304.6	—
Floating Rate Senior Notes due 2012	100.0	—
Senior credit facility	4,148.1	4,968.6
11.2% Senior Discount Debentures, less unamortized discount of $115.4 (2003)	—	401.9
10% Senior Sterling Notes, less unamortized discount of $38.7 (2003)	—	202.2
9 1/8% Senior Notes, less unamortized discount of $26.5 (2003)	—	83.4
Capital leases	74.6	71.4
Other	3.1	3.2

	5,773.9	5,730.7
Less: current portion	(116.8)	(2.3)

	$5,657.1	$5,728.4

        The effective interest rates on the variable interest rate debt were as follows:

	December 31,
	2004	2003
Floating Rate Senior Notes due 2012	7.07%	—
Senior credit facility
Revolving facility	—	6.55%
Term facility	7.13%	9.05%

        In April 2004 the Company completed its refinancing transaction from which it raised approximately $5.9 billion of new indebtedness and repaid approximately $5.5 billion of its existing indebtedness. The refinancing transaction extended the maturities on substantially all of the Company's debt and lowered its weighted average interest expense. In particular:

  •
  On April 13, 2004, the Company's wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012, together referred to as the Senior Notes.

  •
  Also, on April 13, 2004, the Company entered into a new £2,425 million senior secured credit facility, which the Company refers to as its senior credit facility, and which includes a £250 million revolving credit facility. On April 14, 2004 the Company drew down £2,175 million of its senior credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, the Company used to repay its then-existing senior credit facility. At December 31, 2004, the revolving facility is undrawn. The senior credit facility is secured by most of the Company's assets.

  •
  The remaining proceeds from the notes offering, together with cash on hand, were used on May 13, 2004 to redeem the 10% Senior Sterling Notes due 2008, the 9 1/8% Senior Notes due 2008 and the 11.2% Senior Discount Debentures due 2007 and pay transaction costs.

        The refinancing transaction resulted in a loss on extinguishment of debt as follows (in millions):

Redemption price		$5,508.9
Net carrying amount:
Face value	$5,497.5
Unamortized discount	(163.3)
Unamortized issue costs	(115.4)

		5,218.8

Loss on extinguishment of debt		$290.1

Outstanding Public Notes

        The terms of the Senior Notes and senior credit facility as at December 31, 2004 are summarized below.

Senior Notes

  •
  9.75% Senior Notes due April 15, 2014—The principal amount at maturity is £375 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is $425 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is €225 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  Floating Rate Senior Notes due October 15, 2012—The principal amount at maturity is $100 million. The interest rate on the floating rate senior notes is the three-month LIBOR plus 5.00%. Interest is payable quarterly on January 15, April 15, July 15 and October 15, commencing July 15, 2004.

Senior credit facility

  •
  The principal amount outstanding is £2,165.0 million or $4,148.1 million. The Company's senior credit facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling £2,165.0 million or $4,148.1 million, and a revolving facility of £250 million, or $479.0 million. The term facility was fully drawn and the revolving facility was undrawn at December 31, 2004.

  •
  The Company's senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At December 31, 2004, the effective average annual interest rate on the term facility was 7.13%. Interest is payable at least semi-annually.

  •
  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004.

  •
  The senior credit facility is secured over most of the Company's assets.

  •
  The Company is subject to financial maintenance tests under its senior credit facility, including a test of liquidity, coverage and leverage ratios applied to the Company and some of its subsidiaries. As at December 31, 2004, the Company was in compliance with these covenants.

        The agreements governing the Senior Notes and the senior credit facility significantly restrict the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. In addition, the agreements significantly, and, in some cases, absolutely restrict the Company's ability and the ability of most of its subsidiaries to:

  •
  Incur or guarantee additional indebtedness;

  •
  Pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  Make investments;

  •
  Sell assets, including the capital stock of subsidiaries;

  •
  Enter into sale/leaseback transactions;

  •
  Create liens;

  •
  Enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  Merge or consolidate or transfer all or substantially all of its assets; and

  •
  Enter into transactions with affiliates.

        During 2004, 2003 and 2002, the Company recognized $17.2 million, $58.8 million and $96.7 million, respectively, of original issue discount as interest expense.

        Long-term debt repayments, excluding capital leases, as of December 31, 2004 are due as follows (in millions).

Year ended December 31:
2005	$115.4
2006	229.6
2007	365.7
2008	497.5
2009	489.1
Thereafter	4,002.0

Total debt payments	$5,699.3

        On February 4, 2005, the Company voluntarily prepaid £500 million of the senior credit facility which included the scheduled repayments due in 2005. As a consequence, scheduled repayments in

2006 and beyond have also reduced. The effects of the voluntary prepayment are not reflected in the table above.

11.   Derivative Financial Instruments

        The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of the Company's indebtedness accrues interest at variable rates, it has exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of the Company's revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, euros, but it pays interest and principal obligations on some of its indebtedness in U.S. dollars. As a result, the Company has exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of its indebtedness.

        The Company's objective in managing its exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of its earnings and cash flows caused by changes in underlying rates. To achieve this objective, the Company enters into derivative financial instruments. The Company has established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, the Company does not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

        In accordance with FAS 133, the Company recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

        The fair values of the Company's derivative instruments were as follows (in millions):

	December 31,
	2004	2003
Included within other assets:
Interest rate swaps	$2.3	$—

Included within other current liabilities:
Foreign currency forward rate contracts	$3.9	$—

Included within deferred revenue and other long-term liabilities
Foreign currency forward rate contracts	$64.6	$—
Interest rate swaps	48.2	—

	$112.8	$—

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2004, the Company has entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of its outstanding senior credit facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow the Company to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of $1.6 million under the hedges is included within interest expense for the year ended December 31, 2004.

        The Company has designated these interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. As of December 31, 2004, the Company recorded $25.1 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and senior credit facility

        At December 31, 2004, the Company has entered into cross-currency interest rate swaps with principal amounts of $920.2 million and €151.0 million. The Company currently hedges the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on its U.S. dollar denominated Floating Rate Notes due 2012, interest payments on its U.S. dollar denominated senior credit facility, and the pound sterling value of interest payments on the euro denominated senior credit facility. Under these cross-currency swaps, the Company receives interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $920.2 million and €151.0 million. The net settlement of $4.6 million under the hedges is included within interest expense for the year ended December 31, 2004.

        The Company has designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on its U.S. dollar denominated Senior Notes and U.S. dollar and euro denominated senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. As of December 31, 2004, the Company recorded $23.1 million of unrealized losses and $2.3 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross currency interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and senior credit facility

        As of December 31, 2004, the Company has entered into foreign currency forward rate contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in the pound sterling, U.S. dollar and euro value of the principal obligation of the 8.75% Senior Note due 2014, and variable rate LIBOR senior credit facility, caused by changes in the U.S. dollar, euro and pound sterling exchange rates.

Foreign Currency Forward Rate Contracts—Hedging the stock repurchase program

        As of December 31, 2004, the Company has entered into foreign currency forward rate contracts to sell £100 million and option contracts to sell an additional £100 million maturing in March 2005. These contracts are associated with the Company's recently announced stock repurchase program and hedge changes in the pound sterling value of the Company's stock price caused by changes in the U.S. dollar pound sterling exchange rate. On January 31, 2005, the Company announced that it intends to use up to £475 million of the proceeds from the sale of the broadcast operations to repurchase shares of its common stock. In February 2005, the Company used approximately $130 million to effect repurchases in the open market.

        The forward rate contracts are not effective hedges under FAS 133. As such, the contracts are carried at fair value on the Company's balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject the Company to material volatility in its earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of its U.S. dollar denominated debt into its functional currency pound sterling in accordance with FASB Statement No. 52, "Foreign Currency Translation". Changes in fair value of these contracts are reported with foreign exchanges gains (losses).

        Net changes in the fair value of the forward rate contracts recognized in (loss) from continuing operations for the three years ended December 31, 2004 were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Net loss in fair value of forward rate contracts	$68.5	$—	$—

12.   Fair Values of Financial Instruments

        The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Marketable securities:    The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Long-term debt:    The carrying amounts of the bank credit facilities approximate their fair values. The fair values of the Company's other debt in the following table are based on the quoted market prices.

        The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$240.0	$240.0	$795.9	$795.9
Restricted cash	31.4	31.4	26.9	26.9
Marketable securities	22.1	22.1	—	—
Long-term debt:
8.75% Senior Notes due 2014	$425.0	$482.4	$—	$—
9.75% Sterling Senior Notes due 2014	718.5	774.3	—	—
8.75% Euro Senior Notes due 2014	304.6	340.3	—	—
Floating Rate Senior Notes due 2012	100.0	103.5	—	—
Senior credit facility	4,148.1	4,148.1	4,968.6	4,968.6
11.2% Debentures	—	—	401.9	522.5
10% Sterling Notes	—	—	202.2	248.7
9 1/8% Notes	—	—	83.4	113.7

NTL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   Stock-Based Compensation Plans

        At December 31, 2004, the Company has a number of stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under these plans in accordance with FAS 123. The compensation cost that has been charged against income for these plans was $26.4 million, $12.6 million and $nil for 2004, 2003 and 2002, respectively.

  Stock Option Plans

        The NTL Stock Option Plans are intended to provide incentives to certain employees of the Company and its subsidiaries to foster and promote the long-term growth and performance of the Company and to better align such employees' interests with the stockholders of the Company. Under the NTL Stock Option Plans, options to purchase up to 8.6 million shares of the Company's common stock may be granted from time to time to certain employees of the Company and its subsidiaries. Accordingly, the Company has reserved 8.6 million shares of common stock for issuance under the NTL Stock Option Plans.

        All options have a 10 year term and vest and become fully exercisable over a period of 3 to 5 years of continued employment. For the NTL Stock Option Plans, the Company adopted the fair value recognition provisions of FAS 123. Under the prospective method of adoption selected by the Company under the provisions of FAS 148, the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.

        Prior to 2003, the Company's employees participated in the various stock option plans of its former ultimate parent company. The Company accounted for stock options using the intrinsic value method under APB 25 and related Interpretations.

        Pro forma information regarding net income and earnings per share, as presented in Note 2, is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement upon its initial effective date. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002:

	For the Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Risk-free Interest Rate	3.97%	3.91%	4.47%
Expected Dividend Yield	0%	0%	0%
Expected Volatility	0.837	0.869	0.702
Expected Lives	3.438	3.443	10

A summary of the activity and related information of the NTL Stock Option Plans and the Company's former parent's stock option plans for the years ended December 31 is as follows:

	2004		2003		2002
	Reorganized Company		Reorganized Company		Predecessor Company
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in millions)		(in millions)		(in millions)
Outstanding-beginning of year	3.2	$13.85	—	$—	71.9	$36.13
Granted	0.8	47.04	3.9	13.85	—	—
Exercised	(0.7)	13.03	(0.2)	13.94	—	—
Expired	—	—	—	—	—	—
Forfeited	(0.2)	12.67	(0.5)	13.80	(3.7)	—

Outstanding-end of year	3.1	$22.84	3.2	$13.85	68.2	$36.06

Exercisable at end of the year	0.4	$20.51	0.3	$12.54	34.3	$30.37

Weighted-average grant date fair value of options granted during the year	$50.21		$6.14		—

        All of the options to purchase shares of the Company's former ultimate parent company were cancelled on the Effective Date pursuant to the reorganization plan.

        Exercise prices for options outstanding as of December 31, 2004 are as follows:

Range of exercise prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Number of shares currently exercisable	Weighted average exercise price
$0.01	200,000	$0.01	9.3	33,333	$0.01
$9.00 to $15.00	2,242,677	13.39	8.3	317,477	14.40
$40.00 to $50.00	160,000	44.53	9.1	25,000	40.00
$50.01 to $60.00	131,300	59.08	9.3	2,500	58.32
$60.01 to $70.00	207,000	60.40	9.7	—	—
$70.01 to $80.00	200,000	71.60	9.0	40,000	71.60

NTL Group Bonus Schemes

        Participants in the NTL Group Bonus Schemes are eligible to receive a bonus payment equal to a percentage of their base salary as determined by their level of employment based upon the attainment of performance targets. Bonus payments are made in two installments. Half of the bonus owing to various participants is payable in cash and the other half may, at the Company's discretion, be paid in shares of common stock.

        In accordance with the NTL Group Bonus Schemes, 33,259 shares were awarded in June 2003, 38,265 shares were awarded in December 2003 and 27,819 shares were awarded in June 2004.

Restricted Stock Grants

        The Company has granted a total of 267,500 shares of restricted common stock to its chairman and certain employees. The shares vest over periods of up to three years. The Company has also granted a total of 40,000 shares of restricted common stock to persons who were then employees of W.R. Huff Asset Management Co., L.L.C. or its affiliates, as discussed in Note 17.

        In connection with its emergence from Chapter 11, the Company granted a total of 133,912 shares of restricted common stock to its then-executive officers and other employees.

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

        The Company's defined benefit pension plans use a measurement date of December 31:

Obligations and Funded Status

	Year Ended December 31,
	2004	2003
	(In millions)
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$458.8	$363.7
Service cost	12.0	11.4
Interest cost	25.8	20.3
Members contributions	3.5	3.1
Plan amendments	—	0.1
Actuarial losses	31.4	24.9
Benefits paid	(12.3)	(11.5)
FAS 88 events	2.4	2.7
Expenses	—	(0.7)
Foreign currency exchange rate changes	37.1	44.8

Benefit obligation at end of year	$558.7	$458.8

	Year Ended December 31,
	2004	2003
	(In millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	$301.9	$234.1
Actual return on plan assets	34.7	38.7
Employer contributions	28.3	8.7
Employee contributions	3.5	3.1
FAS 88 events	—	—
Benefits paid	(12.3)	(11.5)
Expenses	—	(0.7)
Foreign currency exchange rate changes	24.8	29.5

Fair value of plan assets at end of year	$380.9	$301.9

	Year Ended December 31,
	2004	2003
	(In millions)
Funded status	$(177.8)	$(156.8)
Unrecognized net losses	29.9	5.6
Unamortized prior service costs	0.1	0.1
Unrecognized transition obligation	—	—

Net amount recognized	$(147.8)	$(151.1)

	Year Ended December 31,
	2004	2003
	(In millions)
Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(151.9)	(151.8)
Intangible asset	—	—
Accumulated other comprehensive income	4.1	0.7
Other	—	—

Net amount recognized	$(147.8)	$(151.1)

        The accumulated benefit obligation for all defined benefit plans was $511.4 million and $424.1 million at December 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Year Ended December 31,
	2004	2003
	(In millions)
Accumulated benefit obligation	$511.4	$424.1
Fair value of plan assets	380.9	301.9

Information for pension plans with an projected benefit obligation in excess of plan assets

	Year Ended December 31,
	2004	2003
	(In millions)
Projected benefit obligation	$558.7	$458.8
Fair value of plan assets	380.9	301.9

Components of Net Periodic Benefit Costs

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(In millions)
Service cost	$12.0	$11.4	$11.1
Interest cost	25.8	20.3	17.7
Expected return on plan assets	(25.7)	(19.8)	(21.5)
Amortization of transition obligation	—	—	0.9
Amortization of prior service costs	—	—	0.4
Recognized actuarial loss	(0.1)	—	0.1
FAS 88 adjustment	2.4	3.5	1.8

Total net periodic benefit cost	$14.4	$15.4	$10.5

        The Company has retained the earned pension and other post-retirement benefits liabilities related to the broadcast operations. Accordingly, the information disclosed in the tables above includes continuing and discontinued operations.

Additional Information

	December 31,
	2004	2003
	(in millions)
Increase in minimum liability included in other comprehensive income	$3.4	$0.7

Assumptions

        Weighted-average assumptions used to determine benefit obligations

	December 31,
	2004	2003
Discount rate	5.24%	5.51%
Rate of compensation increase	3.03%	3.02%

        Weighted-average assumptions used to determine net periodic benefit costs

	December 31,
	2004	2003
Discount rate	5.51%	5.51%
Expected long-term rate of return on plan assets	7.49%	6.70%
Rate of compensation increase	3.02%	3.87%

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

Plan Assets

        NTL's pension plan weighted-average assets allocations at December 31, 2004, and 2003, by asset category are as follows:

	December 31,
	2004	2003
Asset Category
Equity Securities	66.7%	76.2%
Debt Securities	31.6%	22.5%
Real Estate	0.2%	0.0%
Other	1.5%	1.3%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up over 80% of the assets of the five defined benefit pension plans of the company, have in place an agreement with the investment managers that targets an allocation of 64% equities and 36% bonds and cash at December 31, 2004. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

        There were no shares of the Company's common stock included in the Equity Securities at December 31, 2004 and 2003 respectively.

Cash flows

Contributions

        At December 31, 2004, all of the Company's pension plans have projected benefit obligations exceeding plan assets totaling $177.8 million. The Company will need to fund these deficits in accordance with the laws and regulations of the United Kingdom and the Republic of Ireland. The Company expects to contribute a total of approximately £60.3 million, or $115.6 million, during 2005, of which £56.6 million ($108.4 million) relates to a single contribution to reduce deficits in two of the Company's pension plans.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following fives years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2004 and include estimated future employee services.

Pension Benefits
(in millions)
2005	$12.8
2006	13.8
2007	15.1
2008	16.3
2009	17.6
Years 2010 - 2014	110.3

Defined Contribution Pension Plans

        The Company's subsidiaries operate defined contribution pension plans in the UK and Republic of Ireland. The Company's expense in relation to these plans was $17.9 million, $16.5 million and $13.9 million for the years ended December 31, 2004, 2003 and 2002 respectively.

15.   Other Charges Including Restructuring Charges

        Other charges of $43.7 million in 2004 relate to the Company's announcement to consolidate call centers and include $22.8 million for involuntary employee termination and related costs for approximately 2,000 employees, of whom approximately 250 were still employed by the Company at December 31, 2004, $4.4 million for lease exit costs and $16.5 million for other costs including recruitment and training costs. On April 7, 2004, the Company announced the consolidation over the next 18 months of its 13 UK customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, the Company intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of December 31, 2004, the Company has incurred £23.8 million, or $43.7 million, and it expects to incur a total of approximately £29.0 million, or $55.6 million, of costs to fully execute this program.

        Other charges of $37.9 million in 2003 include restructuring charges of $33.9 million and $4.0 million of professional fees. Other charges of $382.7 million in 2002 include restructuring charges of $98.3 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from the Company's former ultimate parent company and certain of its subsidiaries in accordance with the Plan.

        Restructuring charges of $33.9 million and $98.3 million for the years ended December 31, 2003 and 2002, respectively, relate to the Company's actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. There were no such costs in 2003. The employee severance and related costs in 2003 were for approximately 940 employees all of whom were terminated by the Company as of December 31, 2004. These costs in 2002 were for approximately 680 employees to be terminated, all of whom were terminated by the Company as of December 31, 2004.

        The following table summarizes the restructuring charges incurred and utilized in 2002, 2003 and 2004 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Fixed Assets	Other	Total
Balance, December 31, 2001	$66.0	$33.5	$27.7	$—	$—	$127.2
Released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	31.8	78.9	1.2	7.5	6.1	125.5
Utilized	(78.4)	(18.6)	(16.2)	(7.5)	(4.8)	(125.5)

Balance, December 31, 2002	18.8	78.7	1.2	—	1.3	100.0
Foreign currency exchange translation adjustments	1.6	13.3	0.1	—	0.2	15.2
Released	(3.4)	(1.2)	(0.3)	—	(1.6)	(6.5)
Charged to expense	38.9	0.8	0.5		0.2	40.4
Utilized	(55.9)	(19.5)	(1.0)		(0.1)	(76.5)

Balance, December 31, 2003	—	72.1	0.5	—	—	72.6
Foreign currency exchange translation adjustments	0.1	4.5	—	—	—	4.6
Released	—	—	—	—	—	—
Charged to expense	22.8	4.4	—	—	16.5	43.7
Utilized	(19.6)	(23.3)	(0.2)	—	(16.5)	(59.6)

Balance, December 31, 2004	$3.3	$57.7	$0.3	$—	$—	$61.3

16.   Income Taxes

        The expense (benefit) for income taxes consists of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Current:
Federal	$0.2	$—	$—
State and local	2.4	1.6	(1.2)
Foreign	0.5	—	—

Total current	3.1	1.6	(1.2)

Deferred:
Federal	6.6	—	—
Foreign	0.8	(1.5)	(13.3)

Total deferred	7.4	(1.5)	(13.3)

	$10.5	$0.1	$(14.5)

        The Company's 2004 current tax expense relates to federal alternative minimum tax, state and local taxes, and to foreign taxes not covered by net operating losses. The deferred tax expense relates to the use of deferred tax assets that were covered by a valuation allowance that existed as of January 10, 2003.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2004	2003
Deferred tax liabilities:
Intangibles	$201.7	$238.2
Depreciation and amortization	51.6	50.2

Total deferred tax liabilities	253.3	288.4
Deferred tax assets:
Net operating losses	1,887.7	1,813.4
Capital losses	9,709.5	9,195.9
Depreciation and amortization	2,355.5	2,051.0
Purchase accounting liabilities	15.9	32.6
Other	52.7	67.1

Total deferred tax assets	14,021.3	13,160.0
Valuation allowance for deferred tax assets	(13,768.0)	(12,871.6)

Net deferred tax assets	253.3	288.4

Net deferred tax liabilities	$—	$—

        At December 31, 2004, December 31, 2003 and January 10, 2003, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future. To the extent the Company realizes a benefit attributable to the valuation allowance that existed as of January 10, 2003, such benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. Substantially all of the valuation allowance at December 31, 2004 would be treated in this way. In 2004, the Company recognised such a benefit to the extent of $7.4 million, resulting in a deferred tax expense and a reduction in reorganization value of this amount.

        On the adoption of Fresh Start reporting, adjustments were made to the Company's deferred tax balance, which were refined during 2003 giving rise to an adjustment to reorganization value in excess of amounts allocable to identifiable assets. The net effect of these adjustments was a decrease in the deferred tax liability of $92.7 million.

        As discussed in note 21, the Company emerged from Chapter 11 bankruptcy on January 10, 2003. The restructuring of the Company's debt gave rise to cancellation of debt income in 2003, which was non-taxable since the debt cancellation was in connection with a bankruptcy reorganization. However, to the extent that such amount was excluded from U.S. taxable income, certain tax attributes were subject to reduction, including certain U.S. net operating loss carryforwards. The reduction of tax attributes, which is reflected in the above table, had no impact on the Company's financial statement position since the deferred tax assets related to these tax attributes were offset by a corresponding valuation allowance. Furthermore, the reorganization caused an ownership change pursuant to Internal Revenue Service Code Section 382. Section 382 will limit the Company's ability to utilize any remaining U.S. net operating loss carryforwards that existed at January 10, 2003. In addition, Section 382 will severely limit the Company's ability to utilize remaining U.S. capital loss carryforwards within the five-year carryforward period.

        At December 31, 2004, the Company had net operating loss carryforwards of approximately $400 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2010. This excludes net operating loss carryforwards of certain companies that are taxable in both the U.S. and the United Kingdom. In addition, the Company has capital loss carryforwards of approximately $7.7 billion for U.S. federal income tax purposes that expire in 2006. The Company does not expect to realize any significant benefit from these capital losses for various reasons, including the Section 382 limitation discussed above. The Company has United Kingdom net operating loss carryforwards of approximately $5.7 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately $2.2 billion. Section 382 will severely limit the Company's ability to utilize a significant portion of these losses for U.S. purposes. The Company also has United Kingdom capital loss carryforwards of approximately $23.3 billion that have no expiration date. However, the Company does not expect to realize any significant benefit from these capital losses, which can only be used to the extent the Company generates United Kingdom taxable capital gain income in the future.

        At December 31, 2004, the Company had fixed assets on which future United Kingdom tax deductions can be claimed of approximately $14.5 billion. The maximum that can be claimed in any one year is 25% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
(Benefit) at federal statutory rate (35%)	$(311.5)	$(334.0)	$(869.3)
Add:
Non-deductible assets impairments	—	—	155.8
Non-deductible expenses	118.0	45.9	—
Foreign losses with no benefit	159.7	208.0	541.2
U.S. losses with no benefit	—	43.4	159.0
Difference in U.S. and foreign tax rates	41.6	35.2	—
State and local income tax	2.3	1.6	(1.2)
Other	0.4	—	—

	$10.5	$0.1	$(14.5)

17.   Related Party Transactions

        The Company has identified the following persons as being related parties of the Company with whom it has entered into transactions as described below:

  •
  Franklin Mutual Advisers, LLC. Franklin Mutual Advisers LLC is one of the principal stockholders and owned 8.3% of the Company's common stock as of December 31, 2004;

  •
  NTL Europe, Inc., the Company's former ultimate parent company. NTL Europe ceased to be a related party on January 10, 2003 when the Company emerged from bankruptcy under Chapter 11;

  •
  Oaktree Capital Management, LLC. Oaktree Capital Management LLC is one of the principal stockholders and owned 7.1% of the Company's common stock as of December 31, 2004; and

  •
  W.R. Huff Asset Management Co., L.L.C. W.R. Huff Asset Management Co., L.L.C., through its managed accounts and affiliates, is one of the principal stockholders and in that manner owned 11.9% of the Company's common stock as of December 31, 2004. In addition, William R. Huff is a member of the board of directors of the Company and the president of the managing member of W.R. Huff Asset Management Co., L.L.C.

Refinancing Transactions

        In November 2003, the Company effected an approximately $1.4 billion rights offering in which the Company distributed to each of its stockholders proportionate rights to purchase shares of its common stock. The rights were transferable, subject to various exceptions. The proceeds from the rights offering were used in part to prepay in full an outstanding principal amount of approximately $554.1 million under the Company's 19% Senior Secured Notes due 2010 and to repay in full a working capital facility with an outstanding principal amount of approximately $684.9 million.

        In connection with the Company's rights offering, on September 26, 2003, the Company entered into two separate participating purchaser agreements with each of W.R. Huff Asset Management Co., L.L.C., on behalf of certain of its affiliates and managed accounts, and Franklin Mutual Advisers LLC, as agent and investment advisor for certain funds. Each participating purchaser held shares of the Company's common stock or was the general partner or investment manager of managed funds and third party accounts that directly held shares of the Company's common stock.

        Pursuant to these agreements, W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, and Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, each agreed in advance of the rights offering to exercise the basic subscription privilege for all of the rights distributed to their respective managed accounts, affiliates and funds in the rights offering. The rights offering prospectus indicated to the Company's stockholders that these parties had made advance commitments. Other stockholders did not have to commit to exercise their subscription privileges in advance.

        W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, purchased 4,582,594 shares of the Company's common stock for $40.00 and Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, purchased 2,974,908 shares of the Company's common stock for $40.00. This was the same price offered to all recipients of rights in the offering. W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, also purchased approximately 25,000 shares of the Company's common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering. Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, also purchased 35,752 shares of the Company's common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering.

        The shares of the Company's common stock that each participating purchaser received upon the exercise of the rights that the participating purchaser had committed to exercise constituted restricted stock for the purposes of the Securities Act of 1933. Accordingly, the Company entered into a registration rights agreement with each participating purchaser. The Company filed a registration statement on February 13, 2004 to fulfill its obligations under these agreements.

        The Company completed a transaction on April 13, 2004 in which the Company's indirect wholly owned subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. Some of the Company's significant stockholders were holders of the 10% senior sterling notes due 2008 and 9 1/8% senior notes due 2008 of Diamond Holdings Limited and of the 11.2% discount debentures due 2007 of NTL (Triangle) LLC, which were redeemed on May 13, 2004 in connection with the transaction. Some of these stockholders, including managed accounts and affiliates of W.R. Huff Asset Management Co., L.L.C., acquired a substantial quantity of the notes issued in the transaction. On behalf of managed accounts and affiliates, W.R. Huff Asset Management Co., L.L.C. is a significant participant in the market for non-investment grade debt securities.

        Pursuant to the participating purchaser agreements, and in consideration for their advance commitments in the rights offering, managed accounts and affiliates for which W.R. Huff Asset Management Co., L.L.C. acts as an investment adviser were paid fees totaling $5.3 million on

March 24, 2004 and funds for which Franklin Mutual Advisers LLC acts as an agent or investment adviser were paid fees totaling $3.1 million on November 24, 2003 and $0.3 million on March 17, 2004. In consideration for financial and business services, subject to the successful completion of the refinancing, a related entity of W.R. Huff Asset Management Co., L.L.C. was paid $7.5 million on April 27, 2004.

        In May 2004, the Company's board granted to each of Eric Koza and Karim Samii, who were then each employees of W.R. Huff Asset Management Co., L.L.C. or its affiliates, the right to receive 20,000 restricted shares of the Company's common stock under the 2003 Stock Option Plan. The restricted stock award was made in consideration of financial and business services provided to the Company by Messrs. Koza and Samii. Mr. Samii is no longer an employee of W. R. Huff Asset Management Co., L.L.C. or its affiliates. Shares authorized under the 2003 Stock Option Plan, including those granted to Messrs. Koza and Samii, were registered under a registration statement on Form S-8 that the Company filed with the SEC on May 6, 2004.

Chapter 11 Reorganization and Exit Notes

        At the time of the Company's emergence from Chapter 11 reorganization, the Company issued shares of its common stock and Series A warrants to various former creditors and stockholders of the entity then known as NTL Europe, Inc., or NTL Europe, and some of its subsidiaries, including the Company, which was then one of NTL Europe's subsidiaries. The Company's principal stockholders were creditors or stockholders of NTL Europe and, accordingly, received a significant amount of their present equity interest in the Company from that issuance.

Registration Rights Agreements

        At the time of the Company's emergence from Chapter 11 reorganization, the Company granted various registration rights to some of the persons who were then stockholders and warrantholders of the Company. In connection with the rights offering, the Company granted various registration rights to the participating purchasers as described above, and to affiliates of Oaktree Capital Management, LLC.

Relationship with NTL Europe

        At the time of the completion of the Plan, the Company had entered into several agreements with NTL Europe, now known as PTV, Inc., including a Demerger Agreement and a Tax Sharing Agreement.

Demerger Agreement

        The Demerger Agreement enables NTL Europe and the Company to have access to records and documents that NTL Europe and the Company require but which are held by or in the control of the other. In addition, the agreement provides that, to the extent possible, all warranties, indemnities or liabilities relating to assets or companies which the Company currently owns, but which were originally acquired by NTL Europe or one of its subsidiaries before being transferred to the Company or one of the Company's subsidiaries, are transferred to the Company or the Company is given the benefit of the warranties, covenants and indemnities relating to these assets or companies.

Tax Sharing Agreement

        Until consummation of the Plan, the Company was a part of a federal consolidated income tax group having NTL Europe as the common parent corporation. Under the Plan, the Company separated from the NTL Europe consolidated group, becoming a separate federal consolidated tax group. The Company entered into a Tax Sharing Agreement which allocates rights and responsibilities for tax matters between the Company and NTL Europe and its affiliates.

        In general, the Company has control over, and is responsible for, the preparation and filing of the Company's own tax returns and also any joint tax returns that include the Company and the NTL Europe companies.

        For 2002 and the portion of 2003 during which the Company was included in a joint tax return with NTL Europe, the Company would be liable for any tax liability attributable to the Company and NTL Europe would be liable for any tax liability attributable to NTL Europe and its affiliates. The Company has the exclusive right to determine the portion of tax liability attributable to the Company and NTL Europe on any reasonable basis. Any refunds of taxes paid with respect to joint returns will also be reasonably apportioned between the Company and NTL Europe on a similar basis.

        NTL Europe's U.K. affiliates are required, as the Company may direct, to surrender group relief up to the maximum permitted by law to some of the Company's U.K. affiliates for tax periods before, or that include, the date of the completion of the Plan as the Company may direct. This group relief allows the Company's U.K. affiliates to use deductions from NTL Europe's U.K. affiliates to reduce foreign taxable income. The Company also has the ability to cause NTL Europe's U.K. affiliates to amend any claims for the surrender of group relief in order to give effect to such surrender.

        The Company has the exclusive right to control, contest and represent its interests and NTL Europe's interest in any audit relating to a joint tax return. The Company also has the right to resolve, settle or agree to any deficiency, claim or adjustment proposed, asserted or assessed in connection with any joint return if the matter involved could affect the Company. However, NTL Europe has the exclusive authority to handle audits that relate solely to NTL Europe or its affiliates to the extent the asserted liability or matter either:

  •
  is with respect to tax issues for which NTL Europe escrowed amounts pursuant to this tax sharing agreement and the amount at issue does not exceed any amounts escrowed by NTL Europe for these taxes or

  •
  could not otherwise create liability for the Company or its affiliates.

        The Company has an obligation to provide NTL Europe with information in order to keep NTL Europe informed and to permit NTL Europe an opportunity to participate in discussions with tax authorities regarding tax issues that involve NTL Europe or its affiliates. The Company has the right to reasonably apportion any of the costs associated with its responding to an audit, claim or asserted deficiency of NTL Europe.

        NTL Europe's ability to perform its continuing obligations under the Tax Sharing Agreement could be affected by a sale of some or all of its assets or by a change of control. Accordingly, NTL Europe is required to provide the Company with notice of any change of control of it or any of its affiliates. The Company and NTL Europe have customary rights and obligations to cooperate, exchange information, provide notice and resolve disputes with respect to tax matters.

18.   Shareholders' Equity

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

Stock repurchase program

        On January 31, 2005, the Company announced that it intended to use up to £475.0 million of the proceeds from the sale of its broadcast operations to repurchase shares of its common stock. In February 2005, the Company used approximately $130.0 million to effect share repurchases in the open market.

19.   Commitments and Contingent Liabilities

        At December 31, 2004, the Company was committed to pay approximately $315.5 million for equipment and services and for investment in, and loans to, affiliates. This amount includes approximately $70.2 million for operations and maintenance contracts and other commitments from January 1, 2006 to 2013. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended December 31:
2005	$245.3
2006	68.2
2007	2.0
2008	—
2009	—

$315.5

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

Year ended December 31:
2005	$22.3
2006	0.2
2007	—
2008	—
2009	—
Thereafter	15.9

$38.4

20.   Industry Segments

        The Company implemented a reorganization of its business segments during the fourth quarter of 2004. As a result, the Company has one reportable segment. The Company describes its different products and services offered over its broadband communications network and its routes to market in Note 1, but the products and services are solely multiple services offered to customers in bundled packages. The products and services have similar economic characteristics, are all communications related, have similar or the same distribution methods and have the same regulatory environment.

Geographic information

	United States	United Kingdom	Ireland	Total
	(In millions)
2004
Revenues	$—	$3,667.1	$133.0	$3,800.1
Long-lived assets	1.3	8,098.4	163.9	8,263.6
2003
Revenues	$—	$3,087.5	$118.5	$3,206.0
Long-lived assets	2.3	8,264.3	176.1	8,442.7
2002
Revenues	$—	$2,788.5	$90.0	$2,878.5
Long-lived assets	163.6	11,185.1	137.9	11,486.6

21.   Reorganization and Emergence from Chapter 11

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

        As a result of the payment defaults, as well as the voluntary filing under Chapter 11 by the Company's former ultimate parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of the Company's former ultimate parent company and its subsidiaries' credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

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

        In connection with the Company's Chapter 11 reorganization, UBS Securities LLC provided advisory services to the Company for which they received customary fees, including an amount of up to $4.0 million payable in April 2004 in shares of the Company's common stock. The shares will be issued if the value of the shares received by the Company's former debt holders in the Chapter 11 reorganization exceeds specified levels. The shares will be valued for these purposes based upon the market price of the shares over the 60-day trading period commencing January 10, 2004.

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

  •
  Present value discount factors of 14.5%, 15.0% and 16.0% depending upon the reporting unit.

  •
  Residual value representing the sum of the value beyond 10 years into perpetuity was calculated using the Gordon Growth Model.

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

1,578.3

$8,451.6

Recapitalization Expense

        The joint reorganization plan provided that recapitalization costs be allocated between the Company and NTL Europe. Recapitalization expense consisted of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Payroll and related	$—	$—	$(36.2)
Professional fees	—	—	(116.7)

	$—	$—	$(152.9)

January 1, 2003
Predecessor Company
Payroll and related	$—
Professional fees	(8.0)

$(8.0)

        Details of operating cash receipts and payments resulting from the recapitalization are as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Payroll and related costs paid	$—	$—	$(32.9)
Professional fees	—	—	(39.0)

Net operating cash flows from recapitalization items	$—	$—	$(71.9)

January 1, 2003
Predecessor Company
Payroll and related costs paid	$—
Professional fees	(8.0)

Net operating cash flows from recapitalization items	$(8.0)

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

	December 31, 2002			January 1, 2003
	Predecessor company	Emergence from Chapter 11	Fresh- start	Reorganized company
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable—trade, net	355.4	—	—	355.4
Current assets held for sale	55.2	—	—	55.2
Due from affiliates	1.6	—	—	1.6
Prepaid expenses	156.9	—	—	156.9
Other current assets	94.4	(72.4)	—	22.0

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	10,602.1	—	(3,567.6)	7,034.5
Intangible assets, net	395.3	—	504.0	899.3
Investments in and loans to affiliates, net	13.5	—	—	13.5
Reorganization value in excess of amounts allocable to identifiable assets	—	—	352.3	352.3
Other assets held for sale	481.7	—	1,038.1	1,519.8
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liabilities and shareholders' equity (deficit)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$374.7	$0.7	$—	$375.4
Accrued expenses	715.5	6.6	(32.7)	689.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	327.4	—	—	327.4
Current liabilities of discontinued operations	73.1	—	—	73.1
Other current liabilities	271.5	(234.6)	—	36.9
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	47.8	—	(27.8)	20.0
Long-term liabilities of discontinued operations	46.6	—	96.3	142.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders' equity (deficit):
Common stock—old	—	—	—	—
Common stock—new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss) income	(653.6)	0.4	653.2	—
(Deficit) retained earnings	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders' equity (deficit)	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Pro Forma Results of Operations

        The consolidated pro forma results of operations for the year ended December 31, 2002 assuming the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002 follows (in millions, except per share data). The pro forma results of operations are not necessarily indicative of the results that would have occurred had the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002, or that might occur in the future.

Year ended December 31,
2002
Total revenue	$2,878.5
Loss from continuing operations	(1,686.7)
Loss from continuing operations per share	(28.35)

NTL INCORPORATED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$73.1	$112.8
Marketable securities	22.1	—
Other current assets	0.8	6.7

Total current assets	96.0	119.5
Investments in and loans to affiliates, net	2,953.9	3,607.3

Total assets	$3,049.9	$3,726.8

Liabilities and shareholders' equity
Current liabilities	$24.2	$28.8
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2004 and 2003); issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2004 and 2003) shares issued and outstanding 87.7 (2004) and 86.9 (2003) shares	0.9	0.9
Additional paid-in capital	4,376.9	4,325.0
Unearned stock compensation	(29.8)	(15.0)
Accumulated other comprehensive income	512.0	341.3
(Deficit)	(1,834.3)	(954.2)

Total shareholders' equity	3,025.7	3,698.0

Total liabilities and shareholders' equity	$3,049.9	$3,726.8

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(In millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Costs and expenses
General and administrative expenses	$(38.3)	$(34.3)	$(37.9)
Other charges	—	(12.3)	(154.8)
Depreciation	—	—	(0.5)
Amortization	—	—	(26.2)

Operating (loss)	(38.3)	(46.6)	(219.4)
Other income (expense)
Interest income and other, net	1.2	2.0	9.4
Interest expense (contractual interest of $831.3 (2002))	—	(112.0)	(280.3)
Recapitalization expense	—	—	(87.8)
Foreign currency transaction (losses) gains	(3.9)	1.9	(282.0)

(Loss) before income taxes and equity in net (loss) of subsidiaries	(41.0)	(154.7)	(860.1)
Income tax (expense) benefit	(2.6)	(1.6)	1.2

(Loss) before equity in net (loss) of subsidiaries	(43.6)	(156.3)	(858.9)
Equity in net (loss) of subsidiaries	(836.5)	(797.9)	(1,516.9)

Net (loss)	$(880.1)	$(954.2)	$(2,375.8)

January 1, 2003
Predecessor Company
Gain on debt discharge	$7,322.8
Fresh-start adoption—fixed assets	(0.8)
Recapitalization expense	(8.0)
Share of (losses) from equity investments	(511.3)

Net income	$6,802.7

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Net cash (used in) provided by operating activities	($25.6)	($189.2)	$52.9
Investing activities
Purchase of marketable securities	(22.1)	—	(10.8)
Proceeds from sales of marketable securities	—	5.2	5.6
Investments in and loans to affiliates	—	(814.3)	(93.9)

Net cash (used in) investing activities	(22.1)	(809.1)	(99.1)

Financing activities
Contribution from NTL (Delaware), Inc.	—	—	3.9
Net proceeds from rights offering	—	1,367.0	—
Proceeds from exercise of stock options	8.0	3.0	—
Principal payments on long-term debt	—	(554.1)	—

Net cash provided by financing activities	8.0	815.9	3.9

(Decrease) in cash and cash equivalents	(39.7)	(182.4)	(42.3)
Cash and cash equivalents, beginning of period	112.8	295.2	78.5

Cash and cash equivalents, end of period	$73.1	$112.8	$36.2

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$47.3	$96.4
Income taxes paid	0.3	—	—
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware) Inc.	$—	$—	$123.9
January 1, 2003
Predecessor Company
Net cash (used in) operating activities	$(69.7)
Net cash provided by investing activities	(171.3)
Net cash provided by financing activities	500.0

Increase in cash and cash equivalents	259.0
Cash and cash equivalents, beginning of period	36.2

Cash and cash equivalents, end of period	$295.2

See accompanying notes.

NTL INCORPORATED

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. Corporate Restructuring

        On January 10, 2003, the Company emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. Pursuant to the plan of reorganization, which is referred to as the Plan, the Company's former parent, NTL Europe, Inc., or NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with the Company and NTL Europe, each emerging as independent public companies. The Company was renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL Europe and some of its subsidiaries, including the Company, were cancelled. The Company issued shares of its common stock and Series A warrants and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders. As a result, the Company is no longer affiliated with NTL Europe.

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

3. Leases

        Leases for office space end in 2007. Total rental expense for the years ended December 31, 2004, 2003 and 2002 under operating leases was $0.4 million, $1.1 million and $1.4 million, respectively.

        Future minimum lease payments under noncancellable operating leases as of December 31, 2004 are $0.4 million.

4. Other

        On the Effective Date, the Company loaned Communications Cable Funding Corp., (a wholly-owned subsidiary), $160.6 million for the repayment of debt to NTL Delaware, Inc. Interest is payable on demand at a rate of 5.28516% per annum and will be increased to 15% per annum. On December 22, 2003, Communications Cable Funding Corp. repaid $4.6 million of the loan and on April 7, 2004, the Company contributed the remaining $156.0 million of the loan to the capital of Communications Cable Funding Corp.

        In addition, on the Effective Date, the Company acquired the public debt of Diamond Cable Communications Limited aggregating $1,373.1 million (including interest of $136.5 million). On February 4, 2003, the Company released Diamond Cable Communications Limited from its obligations under these notes.

        On September 28, 2001, the Company loaned NTL Europe, Inc. $150.0 million in cash and received 15.0% Promissory Notes due December 31, 2004. Interest is payable monthly in cash at a rate of 15.0% per year beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

        No cash dividends were paid to the registrant by subsidiaries for the years ended December 31, 2004, 2003, and 2002.

NTL INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts Describe	(Deductions)/ Additions Describe		Balance at End of Period
	(In millions)
Reorganized Company
Year ended December 31, 2004
Allowance for doubtful accounts	$24.9	$55.7	$—	$10.1	(a)	$90.7

Year ended December 31, 2003
Allowance for doubtful accounts	$—	$23.8	$—	$1.1	(b)	$24.9

Predecessor Company
Year ended December 31, 2002
Allowance for doubtful accounts	$121.7	$53.7	$—	$(89.2	)(c)	$86.3

(a)
Uncollectible accounts written-off, net of recoveries of $5.5 million and $4.6 million foreign currency translation adjustments.

(b)
Uncollectible accounts written-off, net of recoveries of $1.1million, offset by $2.2 million foreign currency exchange translation adjustments

(c)
Uncollectible accounts written-off, net of recoveries of $99.5 million, offset by $10.3 million foreign currency exchange translation adjustments.

QuickLinks

NTL INCORPORATED AND SUBSIDIARIES FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 TABLE OF CONTENTS
NOTE CONCERNING HISTORICAL STRUCTURE OF THE COMPANY AND FRESH-START REPORTING
PART I
PART II
PART III
PART IV
EXHIBIT INDEX
SIGNATURES
FORM 10K—Item 15(a)(1) and (2) NTL INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NTL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
NTL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NTL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NTL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NTL INCORPORATED SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED BALANCE SHEETS (In millions, except per share data)
NTL INCORPORATED CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF OPERATIONS (In millions)
NTL INCORPORATED CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF CASH FLOWS (In millions)
NTL INCORPORATED NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NTL INCORPORATED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS