Form 10-K/A
period 2004-12-31
NTL INC
filed 2005-04-08
CIK 906347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 adds an additional footnote to our financial statements. This additional footnote, "21. Condensed consolidated financial information," contains condensed consolidated financial information on a combined basis about:

  •
  the issuer and guarantors of our £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012, all issued by our wholly-owned subsidiary, NTL Cable PLC, on April 13, 2004; and

  •
  our subsidiaries who are not guarantors of these notes.

        This footnote was not required in our Annual Report on Form 10-K when originally filed. We will be filing a registration statement with respect to an exchange of the above-referenced privately-placed notes for notes registered with the Securities and Exchange Commission. This footnote will be required for purposes of that registration statement. Except for the correction of typographical errors and the renumbering as footnote 22 of the original footnote 21, "Reorganization and Emergence from Chapter 11," appearing in our original Form 10-K filing, our financial statements are unchanged.

        No other information in our Form 10-K has been updated since the original filing date of March 16, 2005.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

		Page
PART IV
Item 15.	Exhibits and Financial Statement Schedules	3
SIGNATURES		9
Index to Consolidated Financial Statements and Financial Statement Schedules		F-1

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)        Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index on page 4.

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
4.13**
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
10.18**	Confirmation of Amendment of Employment Agreement dated as of March 4, 2003, dated as of December 22, 2004, between NTL Incorporated and Richard Martin
10.19**	Rules of Long-Term Incentive Plan
10.20	Amended and Restated NTL 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement filed on April 8, 2004, File No. 000-22616)
10.21	NTL Group 2004 Bonus Scheme (Incorporated by reference to Appendix B to the Proxy Statement filed on April 8, 2004, File No. 000-22616)

10.22	NTL Incorporated Sharesave Plan (Incorporated by reference to Appendix C to the Proxy Statement filed on April 8, 2004, File No. 000-22616)
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
10.25**	Restricted Stock Agreement, dated as of May 6, 2004 between NTL Incorporated and James F. Mooney
10.26	NTL Group 2005 Bonus Scheme (Incorporated by reference to Appendix B to the Proxy Statement filed on April 5, 2005, File No. 000-22616)
12.1**	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K, File No. 000-22616)
21.1	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1, File No. 333-109194)
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

**
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2005

NTL INCORPORATED
By:	/s/ SIMON P. DUFFY Simon P. Duffy Chief Executive Officer, President and Director

Item 15(a)(1) and (2)

NTL INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

        The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-67
Schedule II—Valuation and Qualifying Accounts	F-71

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

        As discussed in Note 22 to the consolidated financial statements, effective January 10, 2003 the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheets as of December 31, 2004 and 2003 and the related statements of consolidated operations and cash flows for each of the two years in the period ended December 31, 2004 are presented on a different basis than that for the periods before fresh start and, therefore, are not comparable. Additionally, as discussed in Note 13 of the consolidated financial statements, as of January 1, 2003, the Company began expensing compensation expense related to stock options to conform with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As discussed in Note 2 of the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

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
London, England
March 16, 2005, except for Note 21,
as to which the date is April 8, 2005

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

3.     Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. The Company previously adopted FAS 123 in 2003 as discussed in Note 2. FAS 123R differs from FAS 123, by requiring all entities to measure liabilities incurred in stock based payment transactions at fair value rather than measuring the liability at its intrinsic value. FAS 123R requires entities to estimate the number of instruments for which the requisite service period is expected to be rendered rather than accounting for forfeitures as they occur. Under FAS 123R, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification, as opposed to measuring the effects of a modification as the difference between the fair value of the modified award at the date it is granted and the awards value immediately before the modification. FAS 123R will also clarify and expand current guidance under FAS 123 including the measurement of fair value, classifying an award as either equity or as a liability and attributing compensation cost to reporting periods. FAS 123R amends FAS 95 requiring that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

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

4.     Discontinued Operations

        On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. Accordingly, as of December 31, 2004, the Company has accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the years ended December 31, 2004, 2003 and 2002 was $509.0 million, $439.2 million and $386.6 million respectively. Broadcast's pre-tax income, reported within discontinued operations, for the years ended December 31, 2004, 2003 and 2002, was $20.5 million, $34.0 million and $82.1 million respectively. Prior year financial statements for 2003 and 2002 have been restated to present the broadcast operations as discontinued operations.

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

        On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. See Note 4—Discontinued Operations.

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

        As discussed in note 22, the Company emerged from Chapter 11 bankruptcy on January 10, 2003. The restructuring of the Company's debt gave rise to cancellation of debt income in 2003, which was non-taxable since the debt cancellation was in connection with a bankruptcy reorganization. However, to the extent that such amount was excluded from U.S. taxable income, certain tax attributes were subject to reduction, including certain U.S. net operating loss carryforwards. The reduction of tax attributes, which is reflected in the above table, had no impact on the Company's financial statement position since the deferred tax assets related to these tax attributes were offset by a corresponding valuation allowance. Furthermore, the reorganization caused an ownership change pursuant to Internal Revenue Service Code Section 382. Section 382 will limit the Company's ability to utilize any remaining U.S. net operating loss carryforwards that existed at January 10, 2003. In addition, Section 382 will severely limit the Company's ability to utilize remaining U.S. capital loss carryforwards within the five-year carryforward period.

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

        W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, purchased 4,582,594 shares of the Company's common stock for $40.00 per share and Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, purchased 2,974,908 shares of the Company's common stock for $40.00 per share. This was the same price offered to all recipients of rights in the offering. W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, also purchased approximately 25,000 shares of the Company's common stock for $40.00 per share pursuant to the over-subscription privilege available to all rights holders in the offering. Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, also purchased 35,752 shares of the Company's common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering.

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

21.   Condensed consolidated financial information

        On April 13, 2004, the Company's wholly owned, newly-formed subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012, together referred to as the Senior Notes. The Company and certain of its subsidiaries, namely Communications Cable Funding Corp., NTL (UK) Group, Inc. and NTL

Communications Limited, have guaranteed the Senior Notes on a senior basis. NTL Investment Holdings Limited, or NTLIH, has guaranteed the Senior Notes on a senior subordinated basis.

        The Company presents the following condensed consolidated financial information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and January 1, 2003 as required by Article 3-10(d) of Regulation S-X.

	December 31, 2004
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	$73.1	$2.2	$—	$—	$164.7	$—	$240.0
Restricted cash	—	—	—	—	31.4	—	31.4
Marketable securities	22.1	—	—	—	—	—	22.1
Current assets held for sale	—	—	—	—	80.5	—	80.5
Other current assets	0.8	—	—	—	502.6	—	503.4

Total current assets	96.0	2.2	—	—	779.2	—	877.4
Fixed assets, net	—	—	—	—	6,933.8	—	6,933.8
Intangible assets, net	—	—	—	—	1,092.1	—	1,092.1
Investments in, and loans to, affiliates	2,953.9	3,315.1	2,886.1	7,495.6	1.3	(16,650.7)	1.3
Other assets, net	—	—	—	150.1	86.3	—	236.4
Other assets held for sale	—	—	—	—	1,384.2	—	1,384.2

Total assets	$3,049.9	$3,317.3	$2,886.1	$7,645.7	$10,276.9	$(16,650.7)	$10,525.2

Current liabilities of discontinued operations	$—	$—	$—	$—	$144.1	$—	$144.1
Other current liabilities	24.2	129.2	1.7	362.6	1,476.0	(719.8)	1,273.9

Total current liabilities	24.2	129.2	1.7	362.6	1,620.1	(719.8)	1,418.0
Long-term debt	—	2,584.0	105.2	6,561.5	9,760.1	(13,353.7)	5,657.1
Other long-term liabilities	—	—	—	112.9	308.0	—	420.9
Long-term liabilities of discontinued operations	—	—	—	—	3.5	—	3.5
Shareholders' equity	3,025.7	604.1	2,779.2	608.7	(1,414.8)	(2,577.2)	3,025.7

Total liabilities and shareholders' equity	$3,049.9	$3,317.3	$2,886.1	$7,645.7	$10,276.9	$(16,650.7)	$10,525.2

	December 31, 2003
Balance sheets	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	$112.8	$37.5	$71.1	$574.5	$—	$795.9
Restricted cash	—	—	—	26.9	—	26.9
Current assets held for sale	—	—	—	69.3	—	69.3
Other current assets	6.7	—	—	443.4	—	450.1

Total current assets	119.5	37.5	—	1,114.1	—	1,342.2
Fixed assets, net	—	—	—	7,031.8	—	7,031.8
Intangible assets, net	—	—	—	1,171.6	—	1,171.6
Investments in, and loans to, affiliates	3,607.3	3,436.4	7,540.5	9.5	(14,584.2)	9.5
Other assets, net	—	—	76.7	153.1	—	229.8
Other assets held for sale	—	—	—	1,387.9	—	1,387.9

Total assets	$3,726.8	$3,473.9	$7,688.3	$10,868.0	$(14,584.2)	$11,172.8

Current liabilities of discontinued operations	$—	$—	$—	$96.5	$—	$96.5
Other current liabilities	28.8	0.1	173.3	1,556.6	(434.7)	1,324.1

Total current liabilities	28.8	0.1	173.3	1,653.1	(434.7)	1,420.6
Long-term debt	—	289.9	5,899.9	9,224.9	(9,686.3)	5,728.4
Other long-term liabilities	—	—	—	323.5	—	323.5
Long-term liabilities of discontinued operations	—	—	—	2.3	—	2.3
Shareholders' equity	3,698.0	3,183.9	1,615.1	(335.8)	(4,463.2)	3,698.0

Total liabilities and shareholders' equity	$3,726.8	$3,473.9	$7,688.3	$10,868.0	$(14,584.2)	$11,172.8

	Year ended December 31, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	$—	$—	$—	$—	$3,800.1	$—	$3,800.1
Operating costs	—	—	—	—	(1,562.3)	—	(1,562.3)
Selling, general and administrative expenses	(38.3)	—	—	—	(926.3)	—	(964.6)
Other charges	—	—	—	—	(43.7)		(43.7)
Depreciation and amortization	—	—	—	—	(1,301.1)	—	(1,301.1)

Operating loss	(38.3)	—	—	—	(33.3)	—	(71.6)
Interest and other income, net	1.2	190.4	161.7	532.3	10.1	(882.7)	13.0
Interest expense	—	(195.7)	—	(553.6)	(630.0)	882.7	(496.6)
Loss on extinguishment of debt	—	—	—	(64.7)	(225.4)	—	(290.1)
Share of loss from equity investments	—	—	—	—	(0.1)	—	(0.1)
Foreign currency (losses) gains	(3.9)	3.8	0.6	(55.9)	10.7	—	(44.7)
Income tax expense	(2.6)	—	(6.4)	—	(1.5)	—	(10.5)

Loss from continuing operations	(43.6)	(1.5)	155.9	(141.9)	(869.5)	—	(900.6)
Income from discontinued operations	—	—	—	—	20.5	—	20.5
Equity in net loss of subsidiaries	(836.5)	(1,022.4)	(1,007.1)	(880.5)	—	3,746.5	—

Net loss	$(880.1)	$(1,023.9)	$(851.2)	$(1,022.4)	$(849.0)	$3,746.5	$(880.1)

	Year ended December 31, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	$—	$—	$—	$3,206.0	$—	$3,206.0
Operating costs	—	—	—	(1,329.9)	—	(1,329.9)
Selling, general and administrative expenses	(34.3)	—	—	(828.1)	—	(862.4)
Other charges	(12.3)	—	—	(25.6)	—	(37.9)
Depreciation and amortization	—	—	—	(1,290.3)	—	(1,290.3)

Operating loss	(46.6)	—	—	(267.9)	—	(314.5)
Interest and other income, net	2.0	86.6	516.9	14.3	(602.8)	17.0
Interest expense	(112.0)	(75.4)	(466.8)	(695.0)	602.8	(746.4)
Share of income from equity investments	—	—	—	1.8	—	1.8
Foreign currency gains	1.9	—	—	52.1	—	54.0
Income tax (expense) benefit	(1.6)	—	—	1.5	—	(0.1)

Loss from continuing operations	(156.3)	11.2	(50.1)	(893.2)	—	(988.2)
Income (loss) from discontinued operations	—	—	—	34.0	—	34.0
Equity in net loss of subsidiaries	(797.9)	(813.0)	(862.8)	—	2,473.7	—

Net loss	$(954.2)	$(801.8)	$(812.7)	$(859.2)	$2,473.7	$(954.2)

	January 1, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Gain on debt discharge	$7,322.8	$—	$—	$1,128.8	$—	$8,451.6
Fresh-start adoption—intangible assets	—	—	—	856.3	—	856.3
Fresh-start adoption—long-term debt	—	—	—	221.3	—	221.3
Fresh-start adoption—deferred tax liability	—	—	—	27.7	—	27.7
Fresh-start adoption—accrued expenses	—	—	—	(120.4)	—	(120.4)
Fresh-start adoption—fixed assets	(0.8)	—	—	(3,566.8)	—	(3,567.6)
Recapitalization expense	(8.0)	—	—	—	—	(8.0)

Income from continuing operations	7,314.0	—	—	(1,453.1)	—	5,860.9
Income from discontinued operations	—	—	—	941.8	—	941.8
Equity in net loss of subsidiaries	(511.3)	(511.3)	(626.3)	—	1,648.9	—

Net income (loss)	$6,802.7	$(511.3)	$(626.3)	$(511.3)	$1,648.9	$6,802.7

	Year ended December 31, 2002
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	$—	$—	$—	$2,878.5	$—	$2,878.5
Operating costs	—	—	—	(1,319.6)	—	(1,319.6)
Selling, general and administrative expenses	(37.9)	22.3	—	(723.6)	—	(739.2)
Long-lived asset impairments	—	—	—	(445.1)	—	(445.1)
Other charges	(154.8)	—	—	(227.9)	—	(382.7)
Depreciation and amortization	(26.7)	—	—	(1,453.9)	—	(1,480.6)

Operating loss	(219.4)	22.3	—	(1,291.6)	—	(1,488.7)
Interest and other income, net	9.4	377.2	552.1	21.5	(929.3)	30.9
Interest expense	(280.3)	(64.2)	(573.1)	(791.9)	929.3	(780.2)
Recapitalization expense	(87.8)	—	—	(65.1)	—	(152.9)
Share of income from equity investments	—	—	—	1.4	—	1.4
Foreign currency (losses) gains	(282.0)	—	—	187.9	—	(94.1)
Income tax benefit	1.2	—	—	13.3	—	14.5

(Loss) income from continuing operations	(858.9)	335.3	(21.0)	(1,924.5)	—	(2,469.1)
Income from discontinued operations	—	—	—	93.3	—	93.3
Equity in net loss of subsidiaries	(1,516.9)	(1,852.8)	(1,798.7)	—	5,168.4	—

Net loss	$(2,375.8)	$(1,517.5)	$(1,819.7)	$(1,831.2)	$5,168.4	$(2,375.8)

	Year ended December 31, 2004
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	$(25.6)	$2.2	$(0.3)	$246.3	$483.5	$—	$706.1
Investing activities:
Purchases of fixed assets	—	—	—	—	(556.8)	—	(556.8)
(Advances to) repayments from affiliates	—	(1,437.0)	(38.2)	(311.6)	16.9	1,786.8	16.9
Proceeds from sale of assets	—	—	—	—	2.3	—	2.3
Acquisitions, net	—	—	—	—	(34.5)	—	(34.5)
Purchases of marketable securities	(22.1)	—	—	—	—	—	(22.1)

Net cash (used in) investing activities	(22.1)	(1,437.0)	(38.2)	(311.6)	(572.1)	1,786.8	(594.2)

Financing activities:
Proceeds from borrowings, net	—	1,437.0	—	5,069.6	1,206.0	(2,442.4)	5,270.2
Proceeds from employee stock options	8.0	—	—	—	—	—	8.0
Principal payments	—	—	—	(5,077.3)	(1,536.0)	655.6	(5,957.7)

Net cash provided by (used in) financing activities	8.0	1,437.0	—	(7.7)	(330.0)	(1,786.8)	(679.5)
Effect of exchange rate changes	—	—	1.0	1.9	8.8	—	11.7

(Decrease) increase in cash	(39.7)	2.2	(37.5)	(71.1)	(409.8)	—	(555.9)
Cash and cash equivalents at start of period	112.8	—	37.5	71.1	574.5	—	795.9

Cash and cash equivalents at end of period	$73.1	$2.2	$—	$—	$164.7	$—	$240.0

	Year ended December 31, 2003
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	$(189.2)	$(74.6)	$(107.5)	$873.7	$18.7	$521.1
Investing activities:
Purchases of fixed assets	—	—	—	(574.2)	—	(574.2)
(Advances to) repayments from affiliates	(814.3)	(123.0)	276.0	5.4	661.3	5.4
Proceeds from sales of marketable securities	5.2	—	—	—	—	5.2

Net cash (used in) provided by investing activities	(809.1)	(123.0)	276.0	(568.8)	661.3	(563.6)

Financing activities:
Proceeds from borrowings, net	—	833.5	245.3	308.3	(1,387.1)	—
Proceeds from rights offering, net	1,367.0	—	—	—	—	1,367.0
Proceeds from employee stock options	3.0	—	—	—	—	3.0
Principal payments	(554.1)	(700.3)	(398.3)	(303.5)	707.1	(1,249.1)

Net cash provided by (used in) financing actvities	815.9	133.2	(153.0)	4.8	(680.0)	120.9
Effect of exchange rate changes	—	4.7	6.9	65.2	—	76.8

(Decrease) increase in cash	(182.4)	59.7	22.4	374.9	—	155.2
Cash and cash equivalents at start of period	295.2	97.2	48.7	199.6	—	640.7

Cash and cash equivalents at end of period	$112.8	$37.5	$71.1	$574.5	$—	$795.9

	January 1, 2003
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	$(69.7)	$22.8	$—	$—	$—	$(46.9)
Investing activities:
(Advances to) repayments from affiliates	(171.3)	—	103.7	—	67.6	—
Decrease in other assets	—	162.8	—	—	—	162.8

Net cash (used in) provided by investing activities	(171.3)	162.8	103.7	—	67.6	162.8

Financing activities:
Proceeds from borrowings, net	500.0	171.3	(103.7)	—	(171.3)	396.3
Principal payments	—	(373.5)		(103.7)	103.7	(373.5)

Net cash provided by (used in) financing actvities	500.0	(202.2)	(103.7)	(103.7)	(67.6)	22.8
Effect of exchange rate changes	—	—	—	—	—	—

(Decrease) increase in cash	259.0	(16.6)	—	(103.7)	—	138.7
Cash and cash equivalents at start of period	36.2	113.8	48.7	303.3	—	502.0

Cash and cash equivalents at end of period	$295.2	$97.2	$48.7	$199.6	$—	$640.7

	Year ended December 31, 2002
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	$52.9	$(57.2)	$(4.7)	$383.8	$(116.1)	$258.7
Investing activities:
Purchases of fixed assets	—	—	—	(680.9)	—	(680.9)
(Advances to) repayments from affiliates	(93.9)	(474.2)	(453.3)	(6.7)	1,021.4	(6.7)
Increase in other assets	—	(166.5)	—	—	—	(166.5)
Proceeds from sales of assets	—	—	—	15.1	—	15.1
Purchases of marketable securities	(10.8)	—	—	—	—	(10.8)
Proceeds from sales of marketable securities	5.6	—	—	—	—	5.6

Net cash (used in) investing activities	(99.1)	(640.7)	(453.3)	(672.5)	1,021.4	(844.2)

Financing activities:
Proceeds from borrowings, net	—	670.1	451.2	480.7	(931.9)	670.1
Principal payments	—	—	(22.1)	(13.1)	26.6	(8.6)
Proceeds from borrowings from NTL (Delaware), Inc	—	135.2	—	—	—	135.2
Contribution from NTL (Delaware), Inc	3.9	—	—	—	—	3.9

Net cash provided by financing activities	3.9	805.3	429.1	467.6	(905.3)	800.6
Effect of exchange rate changes	—	6.4	5.6	23.8	—	35.8

(Decrease) increase in cash	(42.3)	113.8	(23.3)	202.7	—	250.9
Cash and cash equivalents at start of period	78.5	—	72.0	100.6	—	251.1

Cash and cash equivalents at end of period	$36.2	$113.8	$48.7	$303.3	$—	$502.0

22.   Reorganization and Emergence from Chapter 11

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

QuickLinks

EXPLANATORY NOTE
NTL INCORPORATED AND SUBSIDIARIES FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004 TABLE OF CONTENTS
PART IV
EXHIBIT INDEX
SIGNATURES
Item 15(a)(1) and (2) NTL INCORPORATED AND SUBSIDIARIES
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