Form 10-Q
period 2005-03-31
NTL INC
filed 2005-05-10
CIK 906347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22616

NTL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1822078 (I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863 New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of May 6, 2005 was 84,704,868.

NTL INCORPORATED
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied by these forward-looking statements. These factors include those set forth under the caption "Risk Factors" in our Form 10-K that was filed on March 16, 2005, such as:

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

Exchange Rates

        The following tables set forth, for the periods indicated, the period end, period average, high and low noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per £1.00 and U.S. dollars per €1.00. The noon buying rate of the pound sterling on March 31, 2005 was $1.8888 per £1.00 and the noon buying rate of the euro on March 31, 2005 was $1.2969 per €1.00.

	U.S. Dollars per £1.00
Three Months Ended March 31,	Period End	Average(1)	High	Low
2004	1.84	1.84	1.90	1.79
2005	1.89	1.90	1.93	1.86
	U.S. Dollars per €1.00
Three Months Ended March 31,	Period End	Average(1)	High	Low
2004	1.23	1.24	1.29	1.21
2005	1.30	1.31	1.35	1.28

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

        Unless we otherwise indicate, all amounts in U.S. dollars as of March 31, 2005 are based on an exchange rate of $1.8888 to £1.00, all amounts disclosed for the three months ended March 31, 2005 are based on an average exchange rate of $1.8904 to £1.00, and all amounts disclosed for the three months ended March 31, 2004 are based on an average exchange rate of $1.8396 to £1.00. All amounts in U.S. dollars as of December 31, 2004 are based on an exchange rate of $1.9160 to £1.00. Unless we otherwise indicate, all euro amounts as of March 31, 2005 are based on an exchange rate of $1.2969 to €1.00 and all amounts disclosed for the three months ended March 31, 2005 are based on an average rate of $1.3107 to €1.00 and all amounts disclosed for the three months ended March 31, 2004 are based on an average rate of $1.2513 to €1.00. All amounts in euros as of December 31, 2004 are based on an exchange rate of $1.3538 to €1.00. All rates are based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The variation between the 2004 and 2005 exchange rates has impacted the dollar comparisons.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NTL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	$1,591.8	$240.0
Restricted cash	33.6	31.4
Marketable securities	16.8	22.1
Accounts receivable—trade, less allowances for doubtful accounts of $99.6 (2005) and $90.7 (2004)	424.7	410.4
Prepaid expenses and other current assets	98.8	93.0
Current assets held for sale	—	80.5

Total current assets	2,165.7	877.4
Fixed assets, net	6,708.5	6,933.8
Reorganization value in excess of amounts allocable to identifiable assets	374.9	383.6
Customer lists, net	636.4	698.1
Other intangible assets, net	8.7	10.4
Investments in and loans to affiliates, net	1.3	1.3
Other assets, net of accumulated amortization of $40.6 (2005) and $15.2 (2004)	208.0	236.4
Other assets held for sale	—	1,384.2

Total assets	$10,103.5	$10,525.2

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$260.5	$230.6
Accrued expenses and other current liabilities	575.2	602.9
Interest payable	176.6	99.4
Deferred revenue	222.8	224.2
Current liabilities of discontinued operations	—	144.1
Current portion of long-term debt	73.5	116.8

Total current liabilities	1,308.6	1,418.0
Long-term debt, net of current portion	4,672.5	5,657.1
Deferred revenue and other long-term liabilities	390.5	420.9
Deferred income taxes	—	—
Long term liabilities of discontinued operations	—	3.5
Commitments and contingent liabilities
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2005 and 2004) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2005 and 2004) shares; issued 87.8 and outstanding 85.9 (2005) and issued and outstanding 87.7 (2004) shares	0.9	0.9
Additional paid-in capital	4,382.3	4,376.9
Treasury stock	(129.7)	—
Unearned stock-based compensation	(27.0)	(29.8)
Accumulated other comprehensive income	271.7	512.0
Accumulated (deficit)	(766.3)	(1,834.3)

Total shareholders' equity	3,731.9	3,025.7

Total liabilities and shareholders' equity	$10,103.5	$10,525.2

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$977.8	$944.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(405.9)	(398.8)
Selling, general and administrative expenses	(236.4)	(240.4)
Other charges	(0.7)	(0.9)
Depreciation	(250.3)	(269.6)
Amortization	(53.4)	(48.6)

Total costs and expenses	(946.7)	(958.3)

Operating income (loss)	31.1	(13.5)
Other income (expense)
Interest income and other, net	12.4	3.0
Interest expense	(132.6)	(137.9)
Share of income from equity investments	—	0.2
Foreign currency transaction (losses) gains	(7.4)	12.9

(Loss) from continuing operations before income taxes	(96.5)	(135.3)
Income tax (expense)	(21.7)	(3.5)

(Loss) from continuing operations	$(118.2)	$(138.8)

Discontinued operations
Income from discontinued operations before income taxes	$7.8	$18.5
Gain on disposal of assets	1,178.4	—
Income tax (expense)	—	—

Income from discontinued operations	$1,186.2	$18.5

Net income (loss)	$1,068.0	$(120.3)

Basic and diluted loss from continuing operations per share	$(1.36)	$(1.60)
Basic and diluted income from discontinued operations per share	$13.70	$0.21
Basic and diluted net income (loss) per share	$12.33	$(1.39)
Average number of shares outstanding	86.6	86.8

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$262.5	$81.2
Investing activities
Purchase of fixed assets	(145.3)	(104.7)
Investments in and loans to affiliates	—	0.9
Purchase of marketable securities	(11.3)	—
Proceeds from sale of marketable securities	16.4	—
Proceeds from sale of broadcast operations, net	2,302.3	—

Net cash provided by (used in) investing activities	2,162.1	(103.8)
Financing activities
Proceeds from employee stock option exercises	0.8	1.2
Purchase of shares	(129.7)	—
Principal payments on long-term debt	(942.9)	(432.8)

Net cash (used in) financing activities	(1,071.8)	(431.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	24.8

Increase (decrease) in cash and cash equivalents	1,351.8	$(429.4)
Cash and cash equivalents, beginning of period	240.0	795.9

Cash and cash equivalents, end of period	$1,591.8	$366.5

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$25.8	$211.9
Income taxes paid	—	—

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited) (in millions, except per share data)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Treasury Stock	Unearned Stock-Based Compensation
	Shares	Par	Shares	Par
Balance, December 31, 2004	—	—	87.7	$0.9	$4,376.9	$—	$(29.8)
Exercise of stock options and tax effect	—	—	0.1	—	2.8	—	—
Purchase of shares	—	—	—	—	—	(129.7)	—
Stock option grants at fair value	—	—	—	—	2.6	—	(2.6)
Restricted stock amortized to operations	—	—	—	—	—	—	0.4
Stock options amortized to operations	—	—	—	—	—	—	4.2
Performance related stock awards amortized to operations	—	—	—	—	—	—	0.8
Comprehensive loss:
Net income for the three months ended March 31, 2005	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—
Net unrealized gains on derivatives	—	—	—	—	—	—	—
Total

Balance March 31, 2005	—	$—	87.8	$0.9	$4,382.3	$(129.7)	$(27.0)

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized Income (Loss) on Derivatives	Accumulated (Deficit)	Total
Balance, December 31, 2004		$562.0	$(4.1)	$(45.9)	$(1,834.3)	$3,025.7
Exercise of stock options and tax effect		—	—	—	—	2.8
Purchase of shares		—	—	—	—	(129.7)
Stock option grants at fair value		—	—	—	—	—
Restricted stock amortized to operations		—	—	—	—	0.4
Stock options amortized to operations		—	—	—	—	4.2
Performance related stock awards amortized to operations		—	—	—	—	0.8
Comprehensive loss:
Net income for the three months ended March 31, 2005	$1,068.0	—	—	—	1,068.0	1,068.0
Currency translation adjustment	(254.6)	(255.2)	—	0.6	—	(254.6)
Net unrealized gains on derivatives	14.3	—	—	14.3	—	14.3

Total	$827.7

Balance, March 31, 2005		$306.8	$(4.1)	$(31.0)	$(766.3)	$3,731.9

See accompanying notes.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

        Certain prior period balances have been reclassified to conform to the current period presentation.

        Basic and diluted earnings per share is computed by respectively dividing the loss from continuing operations, income from discontinued operations and the net income (loss) by the average number of shares outstanding during the three months ended March 31, 2005 and 2004. Outstanding warrants, options to purchase 3.2 million shares and 0.1 million shares of restricted stock at March 31, 2005 are excluded from the calculation of diluted earnings per share, since the inclusion of such warrants, options and shares is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Number of shares outstanding at start of period(1)	87.6	86.8
Issues of common stock	—	—
Repurchase of stock	(1.0)	—

Average number of shares outstanding	86.6	86.8

(1)
Excludes 0.1 million shares of restricted stock.

Note 2—Discontinued Operations

        On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Accordingly, we have accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the three months ended March 31, 2005 and 2004 was $40.5 million and $131.3 million, respectively. Broadcast's pre-tax income, reported within discontinued operations, for the three months March 31, 2005 and 2004 was $7.8 million and $18.5 million, respectively.

        The assets and liabilities of the broadcast operations reported as held-for-sale as of December 31, 2004 include (in millions):

Current assets held for sale
Accounts receivable, net	$47.8
Prepaid expenses	32.7
Other current assets	—

Current assets held for sale	$80.5

Other assets held for sale
Fixed assets, net	$838.8
Reorganization value in excess of amounts allocable to identifiable assets	188.2
Customer lists, net	366.2
Investments in and loans to affiliates, net	(10.2)
Other assets	1.2

Other assets held for sale	$1,384.2

Current liabilities of discontinued operations
Accounts payable	$29.0
Accrued expenses	66.7
Deferred revenue	48.4

$144.1

Long-term liabilities of discontinued operations
Deferred income taxes	$0.2
Other long-term liabilities	3.3

$3.5

Note 3—Acquisitions and Disposals

        In November 2004, we acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management for £23.9 million, or $43.8 million. The acquisition increased our ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

        On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Upon the sale, we recorded a gain on disposal of $1,178.4 million. See Note 2—Discontinued Operations.

        On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €325 million, subject to a post-closing adjustment.

        Other than in respect of the sale of our operations in the Republic of Ireland, there is no material relationship between us, MS Irish Cable Holdings B.V., Morgan Stanley & Co. International Limited or any of our affiliates, directors or officers.

        The Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, among NTL Group Limited, ntl Communications (Ireland) Limited, ntl Irish Networks Limited and MS Irish Cable Holdings B.V., and some related agreements are attached as Exhibits 2.1-2.3 to this Form 10-Q.

Note 4—Fixed Assets

        Fixed assets consist of (in millions):

	Estimated Useful Life	March 31, 2005	December 31, 2004
		(unaudited)
Operating equipment
Cable distribution plant	8 – 30 years	$6,117.8	$6,171.8
Switches and headends	8 – 10 years	601.9	610.6
Customer premises equipment	5 – 10 years	1,577.7	1,524.1
Other operating equipment	8 – 20 years	124.7	126.5

Total operating equipment		8,422.1	8,433.0
Other equipment
Land	—	8.4	8.6
Buildings	30 years	123.4	125.2
Leasehold improvements	20 years or, if less, the lease term	129.3	131.2
Computer infrastructure	3 – 5 years	440.3	438.4
Other equipment	5 – 12 years	113.3	109.6

Total other equipment		814.7	813.0

		9,236.8	9,246.0
Accumulated depreciation		(2,624.0)	(2,409.9)

		6,612.8	6,836.1
Construction in progress		95.7	97.7

		$6,708.5	$6,933.8

Note 5—Intangible Assets

        Intangible assets consist of (millions):

	Estimated Useful Life	March 31, 2005	December 31, 2004
		(unaudited)
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		$374.9	$383.6

Intangible assets subject to amortization:
Costs
Non-compete agreements	1 year	$5.3	$5.4
Trademark license	5 years	6.1	6.1
Customer lists	3 – 5 years	1,089.7	1,105.4

		1,101.1	1,116.9

Accumulated amortization
Non-compete agreements		2.2	0.9
Trademark license		0.5	0.2
Customer lists		453.3	407.3

		456.0	408.4

		$645.1	$708.5

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows: $212.6 million in 2005, $206.5 million in 2006, $205.3 million in 2007, $67.2 million in 2008 and $6.5 million in 2009.

        The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the three months ended March 31, 2005 is as follows (in millions) (unaudited):

Reorganization value in excess of amounts allocable to identifiable assets—December 31, 2004	$383.6
Foreign currency translation adjustments	(5.4)
Adjustments to deferred tax accounts	(3.3)

Reorganization value in excess of amounts allocable to identifiable assets—March 31, 2005	$374.9

        The movement in reorganization value in excess of amounts allocable to identifiable assets during the three months ended March 31, 2005 includes a tax benefit of approximately $3.3 million that is attributable to the use of tax attributes that existed as of January 10, 2003, the date that we emerged from Chapter 11 reorganization. The deferred tax asset attributable to these tax attributes had previously been offset by a valuation allowance.

Note 6—Long-Term Debt

        Long-term debt consists of (in millions):

	March 31, 2005	December 31, 2004
	(unaudited)
8.75% Senior Notes due 2014	$425.0	$425.0
9.75% Sterling Senior Notes due 2014	708.3	718.5
8.75% Euro Senior Notes due 2014	291.8	304.6
Floating Rate Senior Notes due 2012	100.0	100.0
Senior Credit Facility	3,144.7	4,148.1
Capital leases	73.2	74.6
Other	3.0	3.1

	4,746.0	5,773.9
Less: current portion	(73.5)	(116.8)

	$4,672.5	$5,657.1

        The effective interest rates on the variable interest rate debt were as follows:

	March 31, 2005	December 31, 2004
Floating Rate Senior Notes due 2012	7.66%	7.07%
Senior Credit Facility
Revolving Facility	—	—
Term Facility	7.10%	7.13%

        On February 4, 2005, we prepaid £500.0 million, or $942.5 million, of the Term Facility of our Senior Credit Facility.

Note 7—Derivative Instruments and Hedging Activities

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness.

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

        The fair values of our derivative instruments were as follows (in millions):

	March 31, 2005	December 31, 2004
	(unaudited)
Included within other assets:
Foreign currency forward rate contracts	$3.2	$—
Interest rate swaps	0.1	2.3

	$3.3	$2.3

Included within other current liabilities:
Foreign currency forward rate contracts	$—	$3.9

Included within deferred revenue and other long-term liabilities:
Foreign currency forward rate contracts	$76.3	$64.6
Interest rate swaps	31.1	48.2

	$107.4	$112.8

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of March 31, 2005 we have entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of our outstanding Senior Credit Facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of $1.9 million under the hedges is included within interest expense for the three months ended March 31, 2005.

        We have designated these interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. As of March 31, 2005, we recorded $9.7 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        At March 31, 2005, we have entered into cross-currency interest rate swaps with principal amounts of $920.2 million and €151.0 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on our U.S. dollar denominated Floating Rate Notes due 2012, interest payments on the U.S. dollar denominated portion of our Senior Credit Facility, and the interest payments on the euro denominated portion of our Senior Credit Facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $920.2 million and €151.0 million. The net settlement of $3.8 million under the hedges is included within interest expense for the three months ended March 31, 2005.

        We have designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated Senior Notes and the U.S. dollar and euro denominated portion of our Senior Credit Facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. As of March 31, 2005, we recorded $3.2 million of unrealized losses and $7.8 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross currency interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

        As of March 31, 2005, we have entered into foreign currency forward rate contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in the pound sterling, U.S. dollar and euro value of the principal obligation of the 8.75% Senior Note due 2014, and variable rate LIBOR Senior Credit Facility, caused by changes in the U.S. dollar, euro and pound sterling exchange rates.

        The forward rate contracts are not effective hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of our U.S. dollar and euro denominated debt into our functional currency, pound sterling, in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported with foreign exchanges gains (losses).

        Net changes in the fair value of the forward rate contracts recognized in (loss) from continuing operations for the three months ended March 31, 2005 and 2004 were as follows (in millions) (unaudited):

	2005	2004
Net change in fair value of forward rate contracts	$(5.5)	$—

Note 8—Fair Values of Financial Instruments

        In estimating the fair value disclosures for financial instruments we have used the following methods and assumptions:

        Cash and cash equivalents and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Marketable securities:    The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Long-term debt:    The carrying amounts of the Senior Credit Facility approximate their fair values. The fair values of our other debt in the following table are based on the quoted market prices.

        The carrying amounts and fair values of our financial instruments are as follows (in millions):

	March 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Cash and cash equivalents	$1,591.8	$1,591.8	$240.0	$240.0
Restricted cash	33.6	33.6	31.4	31.4
Marketable securities	16.8	16.8	22.1	22.1
Long-term debt:
8.75% Senior Notes due 2014	$425.0	$461.1	$425.0	$482.4
9.75% Sterling Senior Notes due 2014	708.3	722.5	718.5	774.3
8.75% Euro Senior Notes due 2014	291.8	309.3	304.6	340.3
Floating Rate Senior Notes Due 2012	100.0	103.3	100.0	103.5
Senior Credit Facility	3,144.7	3,144.7	4,148.1	4,148.1

Note 9—Stock Based Compensation

        Our stock-based employee compensation plans are described more fully in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2004. Effective as of January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. For the three months ended March 31, 2005 and 2004 we expensed $5.4 million and $3.8 million, respectively, related to stock-based compensation.

        The following weighted-average assumptions have been used in the Black-Scholes option pricing model for the three months ended March 31, 2005 and 2004:

	2005	2004
Risk-free Interest Rate	3.98%	3.91%
Expected Dividend Yield	0%	0%
Expected Volatility	0.82	0.86
Expected Lives	3.4	3.5

        A summary of the activity and related information for stock options for the three months ended March 31, 2005 and 2004 is as follows:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(unaudited)
Outstanding—beginning of period	3,140,977	$22.84	3,229,967	$13.85
Granted	190,000	66.99	223,500	70.20
Exercised	(50,133)	14.00	(83,467)	14.40
Expired	—	—	—	—
Forfeited	(94,400)	12.88	(17,400)	12.00

Outstanding—end of period	3,186,444	$25.95	3,352,600	$17.60

Exercisable at end of the period	479,810	$19.03	185,800	$12.83

Weighted-average grant date fair value of options granted during the period		$55.77		$36.12

        Exercise prices for options outstanding as of March 31, 2005 are as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Currently Exercisable	Weighted Average Exercise Price
$0.01	200,000	0.01	9.1	66,666	0.01
$9.00 to $15.00	2,100,544	13.45	8.0	341,544	14.15
$40.00 to $50.00	160,000	45.46	8.9	25,000	42.00
$50.01 to $60.00	128,900	59.09	9.1	6,600	58.32
$60.01 to $70.00	397,000	63.55	9.6	—	—
$70.01 to $80.00	200,000	71.60	8.8	40,000	71.60

	3,186,444	25.95	8.4	479,810	19.03

Note 10—Employee Benefit Plans

        Effective December 31, 2003, we adopted FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)(in millions)
Service costs	$2.1	$3.1
Interest costs	7.1	6.4
Expected return on plan assets	(6.6)	(6.4)
Amortization of transition obligation	—	—
Amortization of prior service costs	—	—
Recognized actuarial loss	—	—

Net periodic benefit costs	$2.6	$3.1

Employer Contributions

        We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $115.6 million to our pension plans in 2005. For the three months ended March 31, 2005 we contributed $7.9 million to our pension plans. We anticipate contributing an additional $106.2 million to fund our pension plans in 2005 for a total of $114.1 million. On April 1, 2005, in accordance with commitments made in connection with the disposal of our broadcast operations, we made a single contribution of $102.0 million relating primarily to the earned pension and other post-retirement benefits liabilities related to the broadcast operations.

Note 11—Other Charges Including Restructuring Charges

        Other charges of $0.7 million for the three months ended March 31, 2005, relate to our announcement to consolidate call centers and include recruitment and training costs. On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen UK customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of March 31, 2005, we have incurred $44.4 million, and we expect to incur a total of approximately $54.8 million, of costs to fully execute this program.

        The following table summarizes the restructuring charges incurred and utilized in 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2004	$3.3	$57.7	$0.3	$—	$61.3
Foreign currency exchange translation adjustments	—	(1.0)	—	—	(1.0)
Released	—	—	—	—	—
Charged to expense	—	—	—	0.7	0.7
Utilized	(2.3)	(3.8)	—	(0.7)	(6.8)

Balance, March 31, 2005	$1.0	$52.9	$0.3	$—	$54.2

Note 12—Related Party Transactions

        We have entered into several transactions with related parties as described below.

Refinancing Transactions

        In November 2003, we effected an approximately $1.4 billion rights offering in which we distributed to each of our stockholders proportionate rights to purchase shares of our common stock. The rights were transferable, subject to various exceptions. The proceeds from the rights offering were used in part to prepay in full an outstanding principal amount of approximately $599.7 million under our 19% Senior Secured Notes due 2010 and to repay in full a working capital facility with an outstanding principal amount of approximately $616.2 million.

        In connection with our rights offering, on September 26, 2003, we entered into two separate participating purchaser agreements with each of W.R. Huff Asset Management Co., L.L.C., on behalf of certain of its affiliates and managed accounts, and Franklin Mutual Advisers LLC, as agent and investment advisor for certain funds. Each participating purchaser held shares of our common stock or was the general partner or investment manager of managed funds and third party accounts that directly held shares of our common stock.

        Pursuant to these agreements, W.R. Huff Asset Management Co., L.LC., on behalf of managed accounts and affiliates, and Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, each agreed in advance of the rights offering to exercise the basic subscription privilege for all of the rights distributed to their respective managed accounts, affiliates and funds in the rights offering. The rights offering prospectus indicated to our stockholders that these parties had made advance commitments. Other stockholders did not have to commit to exercise their subscription privileges in advance.

        W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, purchased 4,582,594 shares of our common stock for $40.00 and Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, purchased 2,974,908 shares of our common stock for $40.00 per share. This was the same price offered to all recipients of rights in the offering. W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, also purchased approximately 25,000 shares of our common stock for $40.00 per share pursuant to the over-subscription privilege available to all rights holders in the offering. Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, also purchased 35,752 shares of our common stock for $40.00 per share pursuant to the over-subscription privilege available to all rights holders in the offering.

        The shares of our common stock that each participating purchaser received upon the exercise of the rights that the participating purchaser had committed to exercise constituted restricted stock for the purposes of the Securities Act of 1933. Accordingly, we entered into a registration rights agreement with each participating purchaser. We filed a registration statement on February 13, 2004 to fulfill our obligations under these agreements.

        We completed a transaction on April 13, 2004 in which our indirect wholly owned subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. Some of our significant stockholders were holders of the 10% senior sterling notes due 2008 and 9 1/8% senior notes due 2008 of Diamond Holdings Limited and of the 11.2% discount debentures due 2007 of NTL (Triangle) LLC, which were redeemed on May 13, 2004 in connection with the transaction. Some of these stockholders, including managed accounts and affiliates of W.R. Huff Asset Management Co., L.L.C., acquired a substantial quantity of the notes issued in the transaction. On behalf of managed accounts and affiliates, W.R. Huff Asset Management Co., L.L.C. is a significant participant in the market for non-investment grade debt securities.

        Pursuant to the participating purchaser agreements, and in consideration for their advance commitments in the rights offering, managed accounts and affiliates for which W.R. Huff Asset Management Co., L.L.C. acts as an investment adviser were paid fees totaling $5.3 million on March 24, 2004 and funds for which Franklin Mutual Advisers LLC acts as an agent or investment adviser were paid fees totaling $3.1 million on November 24, 2003 and $0.3 million on March 17, 2004, In consideration for financial and business services, subject to the successful completion of the refinancing, a related entity of W.R. Huff Asset Management Co., L.L.C. was paid $7.5 million on April 27, 2004.

        In May 2004, our board granted to each of Eric Koza and Karim Samii, who were then each employees of W.R. Huff Asset Management Co., L.L.C. or its affiliates, the right to receive 20,000 restricted shares of our common stock under the 2003 Stock Option Plan. The restricted stock award was made in consideration of financial and business services provided to us by Messrs. Koza and Samii. Mr. Samii is no longer an employee of W.R. Huff Asset Management Co., L.L.C. or its affiliates. Shares authorized under the 2003 Stock Option Plan, including those granted to Messrs. Koza and Samii, were registered under a registration statement on Form S-8 that we filed with the SEC on May 6, 2004.

Note 13—Comprehensive Income (Loss)

        Comprehensive income for the three months ended March 31, 2005 was $827.7 million and comprehensive loss for the three months ended March 31, 2004 was $13.1 million.

        Comprehensive income (loss) comprises (in millions) (unaudited):

	Three Months Ended March 31,
	2005	2004
Net income (loss) for period	$1,068.0	$(120.3)
Currency translation adjustment	(254.6)	107.2
Net unrealized gains on derivatives	14.3	—
Pension liability adjustment	—	—

Comprehensive income (loss)	$827.7	$(13.1)

Note 14—Commitments and Contingent Liabilities

        At March 31, 2005, we were committed to pay approximately $327.9 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $49.7 million for operations and maintenance contracts and other commitments from April 1, 2006 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended March 31
2006	$278.2
2007	49.7
2008	—
2009	—
2010	—
Thereafter	—

$327.9

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

        Our banks have provided guarantees in form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended March 31
2006	$22.6
2007	—
2008	—
2009	—
2010	—
Thereafter	15.6

$38.2

Note 15—Recent Account Pronouncements

        On March 30, 2005, the Financial Accounting Standards Board, FASB, released Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143. FIN 47 addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of FIN 47 will not have any material impact on our future financial results.

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. Under a rule issued by the Securities and Exchange Commission (SEC) in April 2005, SFAS No. 123(R) was amended and is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123(R) requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted, in January 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all stock options granted after December 31, 2002. In March 2005, the SEC also issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff's views regarding share-based payment arrangements for public companies. We have evaluated the impact of SFAS No. 123(R) and SAB 107 on our results of operations and financial position and do not expect that the impact will be material.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are one of the leading communications and content distribution companies in the U.K. and the Republic of Ireland, providing broadband internet access, telephone and television services to over 3 million residential customers as of March 31, 2005, including more than 1.4 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies' telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. We also provide a range of voice services to business and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        Our services are delivered through our wholly-owned local access communications network passing approximately 7.9 million homes in the U.K. and 466,000 homes in the Republic of Ireland. The design and capability of our network provides us with the ability to offer "triple play" bundled services and a broad portfolio of reliable, competitive communications solutions to business customers.

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

        Our consolidated revenue for the three months ended March 31, 2005, was $977.8 million. Our revenues by sales channel as a percentage of total revenue for the three months ended March 31, 2005 and 2004 are set forth in the table below:

	Three Months Ended March 31,
	2005	2004
Revenue:
Consumer	74.3%	72.0%
Business	22.0%	24.6%
Ireland	3.7%	3.4%

Total revenue	100.0%	100.0%

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

  •
  allowances for doubtful accounts.

Acquisitions and Disposals

        In November, 2004, we acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management for £23.9 million, or $43.8 million. The acquisition increased our ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

        On January 31, 2005, we sold our broadcast operations to a consortium led by Macquarie Communications Infrastructure Group. The cash proceeds from the sale were approximately £1.27 billion. Our broadcast operations provided site leasing, broadcast transmission, satellite, media, public safety communications and other network services, utilizing broadcast transmission infrastructure, wireless communications and other facilities.

        On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €325 million, subject to a post-closing adjustment.

        Other than in respect of the sale of our operations in the Republic of Ireland, there is no material relationship between us, MS Irish Cable Holdings B.V., Morgan Stanley & Co. International Limited or any of our affiliates, directors or officers.

        The Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, among NTL Group Limited, ntl Communications (Ireland) Limited, ntl Irish Networks Limited and MS Irish Cable Holdings B.V., and some related agreements are attached as Exhibits 2.1-2.3 to this Form 10-Q.

Discontinued Operations

        As a result of the sale of our broadcast operations, we are accounting for the broadcast operations as a discontinued operation. Financial information for all prior periods presented in this report is restated accordingly. Accordingly, the results of operations for the broadcast operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast operations are reported as held for sale as at December 31, 2004. Revenue from the broadcast operations reported in discontinued operations for the three months ended March 31, 2005 and 2004 was $40.5 million and $131.3 million respectively. Pre-tax income from broadcast operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 and 2004, was $7.8 million and $18.5 million respectively.

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

Summary Statistics

        Selected statistics for U.K. residential customers for the three months ended March 31, 2005, as well as the four prior quarters are set forth in the table below.

	For the Three Months Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Opening customers(1)	3,136,800	3,164,600	3,082,100	3,070,600	3,007,100
Data cleanse(2)	—	(20,000)	2,700	(6,100)	(6,200)
Adjusted opening customers	3,136,800	3,144,600	3,084,800	3,064,500	3,000,900
Customer additions	195,100	185,200	190,700	169,700	191,600
Customer disconnects	(137,000)	(151,000)	(148,900)	(116,600)	(121,900)
Net customer movement	58,100	34,200	41,700	53,100	69,700
Reduction in customer count	—	(42,000)	(23,800)	(35,500)	—
Closing customers(1)	3,194,900	3,136,800	3,102,800	3,082,100	3,070,600
Churn(3)	1.4%	1.6%	1.6%	1.2%	1.3%
Revenue generating units(2,4)	—
Television	1,960,000	1,979,600	2,056,100	2,070,600	2,048,900
DTV	1,387,900	1,382,500	1,414,700	1,408,700	1,371,000
Telephone	2,646,700	2,638,500	2,681,400	2,693,700	2,705,700
Broadband	1,443,200	1,330,300	1,174,400	1,094,200	1,028,800
Total Revenue Generating Units	6,049,900	5,948,400	5,911,900	5,858,500	5,783,400
RGU/Customers	1.89x	1.90x	1.91x	1.90x	1.88x
Internet dial-up and DTV access(5)	695,400	754,800	346,900	393,900	468,400
Average revenue per user(6)	£39.58	£41.44	£40.80	£40.10	£40.66

(1)
Customer numbers have been updated to include customers off our network and virgin.net customers.

(2)
Data cleanse activity, as part of the harmonization of billing systems, resulted in adjustments to the number of recorded customers.

(3)
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

        Customer Churn.    Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, we have consolidated the number of billing systems for our residential customers from eleven at the beginning of 2003 to three currently. No assurances can be made to the timing of our further integration efforts or the degree of integration ultimately accomplished. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

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

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under the £250 million revolving tranche of our senior credit facility, will be sufficient for our cash requirements through March 31, 2006.

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalized costs based upon estimated allocations. We are continuing to enhance our processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized for the three months ended March 31, 2005 were approximately £8.3 million, or $15.7 million, and for March 31, 2004, approximately £14.8 million, or $27.3 million.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	For the Three Months Ended March 31,
	2005	2004
	(in millions, except percentage data)
Labor and overhead costs capitalized	$15.7	$27.3
Total operating costs and selling, general and administrative expenses	642.3	639.2
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	2.4%	4.3%
Purchase of fixed assets	143.2	98.9
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	11.0%	27.6%

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in pounds and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. As of March 31, 2005, $920.2 million, or 19.4% of our long-term debt, was denominated in U.S. dollars. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

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

        Integration of Billing Systems.    Our historical growth through acquisitions resulted in our inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in our customer service processes. As a result of our billing systems integration program, we have consolidated the number of billing systems for our residential customers from eleven at the beginning of 2003 to three currently. We continue to evaluate how many billing systems we will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the impact on the business of additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review. The total cost of the integration program is estimated to be approximately £100 million, or $190 million, of which we have incurred approximately £94 million, or $178 million, through March 31, 2005.

        Call Center Consolidation.    On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of March 31, 2005, we have incurred £24.1 million, or $44.4 million of costs, and we expect to incur a total approximately £29.0 million, or $54.8 million, of costs to execute this program including property costs that will be expensed as the properties are vacated.

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

Consolidated Results of Operations from Continuing Operations

Three months ended March 31, 2005 and 2004

Revenue

        For the three months ended March 31, 2005, consolidated revenue increased by 3.5% to $977.8 million from $944.8 million for the three months ended March 31, 2004, and revenue expressed in pounds sterling increased by 0.7% to £517.3 million from £513.6 million during the same period. Our revenue expressed in U.S. dollars and pounds sterling by customer type for the three months ended March 31, 2005 and 2004 are as follows (in millions):

	2005	2004	Increase	2005	2004	Increase
	$	$	%	£	£	%
Revenue:
Consumer	$726.8	$680.3	6.8%	£384.5	£369.8	4.0%
Business	214.8	232.4	(7.6)%	113.6	126.3	(10.1)%
Ireland	36.2	32.1	12.8%	19.2	17.5	9.7%

Total revenue	$977.8	$944.8	3.5%	£517.3	£513.6	0.7%

        Consumer:    For the three months ended March 31, 2005, revenue from residential customers increased by 6.8% to $726.8 million from $680.3 million for the three months ended March 31, 2004, and revenue from residential customers expressed in pounds sterling increased by 4.0% to £384.5 million from £369.8 million during the same period. This increase is driven largely by growth in the number of broadband internet subscribers as well as the inclusion of revenue from our subsidiary Virgin Net following its acquisition in November 2004. These increases have been offset by lower telephony usage revenue, lower television revenue because of the decline in the number of ATV subscribers exceeding the growth in the number of DTV subscribers and lower take up of premium TV content, and lower revenue from subscribers who are not directly connected to our network.

        Business:    For the three months ended March 31, 2005, revenue from business customers decreased by 7.6% to $214.8 million from $232.4 million for the three months ended March 31, 2004, and revenue from business customers expressed in pounds sterling decreased by 10.1% to £113.6 million from £126.3 million during the same period. This decrease is caused mainly by the loss of wholesale revenue from Virgin Net which ceased to be a business customer as a consequence of its acquisition by us in November 2004. Growth in wholesale install, new product and project revenue has been offset by a decline in telephony revenue because of lower access and usage revenue and the loss of revenue following the conclusion of a significant customer contract.

        Ireland:    For the three months ended March 31, 2005, revenue from Ireland customers increased by 12.8% to $36.2 million from $32.1 million for the three months ended March 31, 2004, and revenue from Ireland customers expressed in pounds sterling increased by 9.7% to £19.2 million from £17.5 million during the same period, and revenue from Ireland customers expressed in euros increased by 7.8% to €27.7 million from €25.7 million during the same period. This increase is because of price rises and growth in the number of subscribers.

Expenses

        Operating Costs.    For the three months ended March 31, 2005 and 2004, operating costs, including network expenses, increased by 1.8% to $405.9 million from $398.8 million, but operating costs expressed in pounds sterling decreased by 1.0% to £214.7 million from £216.7 million during the same period in 2004. Operating costs as a percentage of revenue decreased to 41.5% for the three months ended March 31, 2005, from 42.2% for the same period in 2004 primarily because of a more favourable mix of consumer revenues, a reduction in telephony interconnect costs driven by lower mobile call rates and lower television content costs.

        Selling, general and administrative expenses.    For the three months ended March 31, 2005, selling, general and administrative expenses decreased by 1.7% to $236.4 million from $240.4 million for the three months ended March 31, 2004, and selling, general and administrative expenses expressed in pounds sterling decreased by 4.4% to £125.0 million from £130.7 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue decreased to 24.2% for the three months ended March 31, 2005, from 25.4% for the same period in 2004. Maintenance costs savings through renegotiated contracts, and reduced levels of set-top box repair and recycling costs have been partly offset by the impact of installs in pre-wired consumer homes where the cost to install is expensed, together with increased allowances for doubtful accounts.

Other charges

        Other charges of $0.7 million in the three months ended March 31, 2005 relate to restructuring charges incurred in connection with our call center consolidation program. The costs of $0.7 million relates to the recruitment and training of new employees at the new sites. Other charges of $0.9 million for the three months ended March 31, 2004 relate to initial costs incurred in connection with our call center consolidation program.

        The following table summaries the restructuring charges incurred and utilized in the three months ended March 31, 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2004	$3.3	$57.7	$0.3	$—	$61.3
Foreign currency exchange translation adjustments	—	(1.0)	—	—	(1.0)
Released	—	—	—	—	—
Charged to expense	—	—	—	0.7	0.7
Utilized	(2.3)	(3.8)	—	(0.7)	(6.8)

Balance, March 31, 2005	$1.0	$52.9	$0.3	$—	$54.2

Depreciation expense

        For the three months ended March 31, 2005, depreciation expense decreased to $250.3 million from $269.6 million for the three months ended March 31, 2004. Depreciation expense expressed in pounds sterling decreased to £132.4 million for the three months ended March 31, 2005 from £146.5 million for the same period in 2004. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2004.

Amortization expense

        For the three months ended March 31, 2005, amortization expense increased to $53.4 million from $48.6 million for the three months ended March 31, 2004. Amortization expense expressed in pounds sterling increased slightly to £28.2 million for the three months ended March 31 2005 from £26.4 million for the same period in 2004. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the three months ended March 31, 2005, interest expense decreased to $132.6 million from $137.9 million for the three months ended March 31, 2004, primarily as a result of the prepayment of $942.5 million of our Senior Credit Facility on February 4, 2005 and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense, offset by the accelerated amortization of deferred financing costs resulting from the prepayment on February 4, 2005.

        We paid interest in cash of $25.8 million for the three months ended March 31, 2005, and $211.9 million for the three months ended March 31, 2004. The decrease in cash interest payments resulted from the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense and rescheduled some interest payments.

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

        For the three months ended March 31, 2005, foreign currency transaction losses were $7.4 million as compared with gains of $12.9 million for the three months ended March 31, 2004. These losses for the three months ended March 31, 2005 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized losses of $5.5 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness is denominated in U.S. dollars and €376.0 million is denominated in euros.

Income tax expense

        For the three months ended March 31, 2005, income tax expense was $21.7 million as compared with $3.5 million for the same period in 2004.

        The tax provision of $21.7 million is primarily comprised of federal taxes of $21.3 million which mainly relate to the use of proceeds arising from the sale of our broadcast operations, including the distribution of funds to NTL Incorporated.

Loss from continuing operations

        For the three months ended March 31, 2005, loss from continuing operations was $118.2 million as compared with a loss of $138.8 million for the same period in 2004. The reduction in loss from continuing operations is attributable to our improved operating performance.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the three months ended March 31, 2005 was $1.36 and for the three months ended March 31, 2004 was $1.60. Basic and diluted loss from continuing operations per share is computed using an average of 86.6 million shares issued in the three months ended March 31, 2005 and an average of 86.8 million shares issued for the same period in 2004. Outstanding warrants, options to purchase 3.2 million shares and 0.1 million shares of restricted stock at March 31, 2005, are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such warrants, options and shares is anti-dilutive.

Statement of Cash Flows

        Cash flow information provided below includes continuing and discontinued operations.

Three Months Ended March 31, 2005 and 2004

        For the three months ended March 31, 2005, cash provided by operating activities increased to $262.5 million from $81.2 million for the three months ended March 31, 2004. This increase was a result of the improvement in operating results and lower interest payments partly offset by reduced cash flows from discontinued operations due to the sale of our broadcast operations on January 31, 2005. For the three months ended March 31, 2005, cash paid for interest, exclusive of amounts capitalized, decreased to $25.8 million from $211.9 million during the same period in 2004. This decrease resulted from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

        For the three months ended March 31, 2005, cash provided by investing activities was $2,162.1 million compared with cash used in investing activities of $103.8 million for the three months ended March 31, 2004. The cash provided by investing activities in the three months ended March 31, 2005 includes $2.3 billion from the sale of our broadcast operations. Purchases of fixed assets increased to $145.3 million for the three months ended March 31, 2005 from $104.7 million for the same period in 2004 primarily because of the timing of cash payments.

        Cash used in financing activities for the three months ended March 31, 2005 was $1,071.8 million and $431.6 million in the three months ended March 31, 2004. The principal components of cash used in financing activities for the three months ended March 31, 2005 were as follows:

  •
  $129.7 million (£68.7 million) relating to repurchases of our common stock in the open market in February 2005. On January 31, 2005 we announced that we intended to use up to £475 million of the proceeds from the sale of our broadcast operations to repurchase shares of our common stock; and

  •
  $942.5 million (£500 million) prepayment on our senior credit facility on February 4, 2005.

        For the three months ended March 31, 2004, cash used in financing activities resulted primarily from a prepayment on our then-existing senior credit facility of $431.9 million (£234.8 million). In January 2004, we repaid £184.8 million of our then-existing senior credit facility, of which £11.0 million was a mandatory principal payment under the terms of our then-existing senior credit facility. The balance of £173.8 million was a voluntary prepayment of the revolving credit facility. On February 12, 2004, we made an additional £50.0 million voluntary prepayment on this facility.

Liquidity and Capital Resources

        In the second quarter of 2004, we completed our refinancing transaction from which we raised approximately $5.9 billion of indebtedness. The refinancing transaction extended the maturities on substantially all of our debt and lowered our weighted average interest expense. In particular:

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

        On February 4, 2005, we repaid £500 million of principal outstanding under our senior credit facility using proceeds from the sale of our broadcast operations.

        The agreements governing the senior notes and our senior credit facility significantly and, in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:

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

        Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. For the period of April 1, 2005 through March 31, 2006, we expect to spend between £280 million and £320 million, or between $530 million and $600 million, on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

        Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the three months ended March 31, 2005, our cash increased by $1,351.8 million; however, this was principally because of the proceeds from the sale of our broadcast operations.

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

Interest rate swaps

        We have entered into a number of interest rate swaps to hedge the variability in future interest payments on the senior credit facility which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The net settlement of $1.9 million under the interest rate swaps is included within interest expense for the three months ended March 31, 2005.

        We have designated the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency interest rate swaps

        We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the 8.75% Senior Notes due 2014, the interest payments on the Floating Rate Senior Notes due 2012, and variable rate based on LIBOR interest payments on the senior credit facility due 2012, denominated in U.S. dollars and euros. Under the cross-currency interest rate swaps we receive interest in U.S. dollars at a rate of 8.75%, and U.S. dollar and euros at a variable rate based on LIBOR, and we pay interest in pound sterling at a rate of 9.42%, and at a variable rate based on LIBOR. The net settlement of $3.8 million under the cross-currency interest rate swap is included within interest expense for the three months ended March 31, 2005.

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

Description of Outstanding Indebtedness

        The terms of the significant notes and credit facilities issued by our subsidiaries as at March 31, 2005 are summarized below.

Senior Credit Facility

  •
  The principal amount outstanding is £1,665.0 million or $3,144.7 million. Our senior credit facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling £1,665.0 million or $3,144.7 million, and a revolving facility of £250 million, or $472.0 million. The term facility was fully drawn and the revolving facility was undrawn at December 31, 2004. On February 4, 2005, we voluntarily prepaid £500.0 million, or $942.5 million, of the term facility.

  •
  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At March 31, 2005, the effective average annual interest rate on the term facility was 7.10%. Interest is payable at least semi-annually.

  •
  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004. The voluntary prepayment of £500 million made on February 4, 2005 included the scheduled repayments due in 2005 and reduced the scheduled repayments thereafter.

  •
  Most of our assets are secured under the senior credit facility.

  •
  We are subject to financial maintenance tests under our senior credit facility, including a test of liquidity, coverage and leverage ratios applied to us and some of our subsidiaries. As at March 31, 2005, we were in compliance with these covenants.

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

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of March 31, 2005, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$4,672.8	$72.3	$434.6	$638.3	$3,527.6
Capital Lease Obligations	225.1	8.5	16.3	15.3	185.0
Operating Leases	817.6	84.6	147.1	109.0	476.9
Unconditional Purchase Obligations	327.9	278.2	49.7	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$6,043.4	$443.6	$647.7	$762.6	$4,189.5

        The following table includes information about our commercial commitments as of March 31, 2005. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$38.2	$22.6	$—	$—	$15.6
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$38.2	$22.6	$—	$—	$15.6

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

        We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds sterling and, to a lesser extent, euros, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars. To the extent that the pound declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of March 31, 2005, $920.2 million, or 19.4% of our long-term debt, was in U.S. dollars.

        Because the revenues and expenses from our principal operations are denominated primarily in pounds sterling, but we report our financial results in U.S. dollars, our financial results also are impacted by currency fluctuations, which are unrelated to our underlying results of operations. The aggregate potential loss from a hypothetical one percent fall in the U.S. dollar/pound sterling exchange rate is $8.8 million for the three months ended March 31, 2005.

        The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of March 31, 2005 about our long-term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

		Year Ended December 31,
	Nine Months Ended December 31, 2005
								Fair Value March 31, 2005
		2006	2007	2008	2009	Thereafter	Total
Long-term debt including current portion
U.S. Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$461.1
Average interest rate						8.75%
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£382.5
Average interest rate						9.75%
Average forward exchange rate						1.89
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€238.5
Average interest rate						8.75%
Average forward exchange rate						1.47
U.S. Dollars
Variable Rate	—	—	—	—	—	$100.0	$100.0	$103.3
Average interest rate						LIBOR plus 5%
Pounds Sterling
Variable Rate	—	£76.0	£121.1	£164.9	£162.0	£243.0	£767.0	£767.0
Average interest rate		LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%	LIBOR plus 2.25%
Average forward exchange rate		1.86	1.86	1.86	1.86	1.86
Pounds Sterling
Variable Rate	—	—	—	—	—	£585.0	£585.0	£585.0
Average interest rate						LIBOR plus 3%
Average forward exchange rate						1.86
Euros
Variable Rate	—					€151.0	€151.0	€151.0
Average interest rate						LIBOR plus 3%
Average forward exchange rate						1.43
U.S. Dollars
Variable Rate						$395.2	$395.2	$395.2
Average interest rate						LIBOR plus 3%

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

(b)
Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Purchases of Equity Securities by the Issuer

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1 – 31, 2005	—	$—	—	$898,700,000
February 1 – 28, 2005	1,891,255	$68.5770	1,891,255	768,956,051
March 1 – 31, 2005	—	$—	—	768,956,051
April 1 – 30, 2005	1,349,685	$63.3997	1,349,685	681,832,645

Total	3,240,940	$66.4210	3,240,940	$681,832,645

(1)
On January 31, 2005 we announced our plans to repurchase up to an aggregate of £475 million of our common stock. These repurchases could be made in the open market or by another method determined by us. Based upon an exchange rate of $1.8920 to £1.00, the noon buying rate on May 6, 2005, this would mean that approximately $681,832,645 of repurchases could be made in the future. Repurchases would be effected using proceeds from the sale of our broadcast operations, which were paid to us in pounds sterling. Accordingly, the actual maximum amount may differ due to changes in prevailing exchange rates.

        On January 31, 2005, we announced our plans to repurchase up to £475 million of our common stock through one or more of the following methods; an open market program, one or more tender offers, or one or more private transactions. We effected repurchases of an aggregate of 3,240,940 shares of our common stock in the open market in the months of February and April, 2005 for an aggregate consideration of approximately $215 million. Since the repurchase program is subject to market factors, our competitive environment, exchange rates and other factors, no assurances can be made as to the method of undertaking repurchases, the schedule of any repurchases or whether we will continue repurchasing shares of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote to stockholders during the three months ended March 31, 2005.

ITEM 5.    OTHER INFORMATION

Further repurchases of common stock

        In April 2005, we repurchased 1,349,685 shares of our common stock on the open market for a total consideration of $85.6 million.

Sale of our operations in the Republic of Ireland

        On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €325 million, subject to a post-closing adjustment.

        Other than in respect of the sale of our operations in the Republic of Ireland, there is no material relationship between us, MS Irish Cable Holdings B.V., Morgan Stanley & Co. International Limited or any of our affiliates, directors or officers.

        The Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, among NTL Group Limited, ntl Communications (Ireland) Limited, ntl Irish Networks Limited and MS Irish Cable Holdings B.V., and some related agreements are attached as Exhibits 2.1–2.3 to this Form 10-Q.

ITEM 6.    EXHIBITS

2.1	Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, dated as of May 9, 2005, among ntl Group Limited, ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V.
2.2
Deed of Tax Covenant relating to ntl Communications (Ireland) Limited, ntl Irish Networks Limited and their subsidiaries, dated as of May 9, 2005, among ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V.
2.3	Asset Transfer Agreement, dated as of May 9, 2005, between ntl Group Limited and MS Irish Cable Holdings B.V.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Press Release, dated May 9, 2005, issued by the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED
Date: May 10, 2005	By:	/s/ SIMON P. DUFFY Simon P. Duffy Chief Executive Officer, President and Director
Date: May 10, 2005	By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES