Form 10-K/A
period 2004-12-31
NTL INC
filed 2005-08-09
CIK 906347

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

EXPLANATORY NOTE

        This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 restates our Consolidated Financial Statements for 2004, 2003 and 2002 and our 2004 and 2003 quarterly operating results. The Company has reviewed the recognition of revenue generated from its billing systems and has determined that, based on the period in which billed services were provided, the Company recognized a very small percentage of its monthly billings to customers as revenue in the month billed rather than deferred to the following month when earned. The amounts prematurely recognized were $1.3m in 2004, $1.9m in 2003, $2.3m in 2002 and $2.0m in periods prior to 2002. Further quarterly information is provided in this filing. While the Company has determined that this premature recognition of revenue was immaterial to its financial statements and operating results for each of the relevant periods, and is immaterial in the aggregate to the quarter in which it was identified (quarter ended June 30, 2005), it has nonetheless chosen to restate in order to reallocate the revenue to the appropriate periods. For the reasons indicated in Item 9A, the Company, after considering the effect of the restatement on its previous assessment of internal control over financial reporting, has concluded that its previous assessment remains unchanged. Further information on these adjustments can be found in Note 23, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section titled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

        This Form 10-K/A only amends and restates Part I—Item 1 and 1a, Part II—Items 6, 7, 8 and 9A, and Part IV—Item 15, Schedule I and Exhibit 12.1 (Computation of Ratio of Earnings to Fixed Charges) of our Form 10-K as previously amended, and no other information in the Form 10-K is amended. The Form 10-K, including these items, has not been updated to reflect other events occurring after the original filing of our Form 10-K (except those noted in our previous amendment of our Form 10-K). In addition, as required by the SEC rules, our Form 10-K/A includes a new consent of the Company's independent registered public accounting firm and currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer. These are attached as Exhibits 23.1, 31.1, 31.2 and 32.1.

        Consequently, except as noted above, this Form 10-K/A continues to speak as of the date of the original filing of our Form 10-K (March 16, 2005), and the Company has not updated the disclosure in this Form 10-K/A to reflect subsequent events.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 1a.	Risk Factors	27
PART II
Item 6.	Selected Financial Data	37
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 8.	Financial Statements and Supplementary Data	70
Item 9A.	Controls and Procedures	71
PART IV
Item 15.	Exhibits and Financial Statement Schedules	73
SIGNATURES		79
Index to Consolidated Financial Statements and Financial Statement Schedules		F-1

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

        Our consolidated revenues for the year ended December 31, 2004 were approximately $3.8 billion. For the year ended December 31, 2004, our consolidated revenues by sales channel were as follows:

Sales Channel	2004 Revenue	Percentage of Consolidated Revenues
	(In millions) (Restated)
Consumer	$2,762.3	72.7%
Business	903.5	23.8
Ireland	133.0	3.5

	$3,798.8	100.0%

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

        The table below shows other typical service providers who offer their services in our areas:

	NTL	BT(1)	BSkyB(1)	Broadband Resellers(2)	Telephone Resellers(3)	Freeview(4)	Home Choice(5)	TUTV(6)
Telephone	Y	Y	X	X	Y	X	Y	X
Broadband internet	Y	Y	X	Y	Y	X	Y	X
Dial-up	Y	Y	X	Y	Y	X	X	X
Television	Y	X	Y	X	X	Y	Y	Y

Bundled Services	Y	X	X	X	X	X	Y	X

Y
= service available

X
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

        We have incurred substantial losses historically and expect to continue to incur substantial losses. We had losses from continuing operations for the year ended December 31, 2004 of $901.9 million, and losses from continuing operations for the years ended December 31:

  •
  2003 of $990.1 million;

  •
  2002 of $2,471.4 million; and

  •
  2001 of $11,864.2 million, which includes an asset impairment charge of $8,160.6 million.

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

        For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, our earnings were insufficient to cover fixed charges. The deficiency was approximately $891.4 million for the year ended December 31, 2004, $995.5 million for the year ended December 31, 2003, $2,532.2 million for the year ended December 31, 2002, $11,857.8 million for the year ended December 31, 2001 and $2,620.0 million for the year ended December 31, 2000. Fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest. Our earnings in the future may not be sufficient to cover those fixed charges.

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

PART II

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions, except per share data)
Income Statement Data:
Revenues	$3,798.8	$3,204.1	$2,876.2	$2,837.5	$2,145.5
Operating (loss)	(72.9)	(316.4)	(1,491.0)	(10,476.0)	(1,587.4)
(Loss) from continuing operations	(901.9)	(990.1)	(2,471.4)	(11,864.2)	(2,487.0)
Basic and diluted (loss) from continuing operations per share (pro forma for periods prior to 2003)(1)	$(10.34)	$(15.67)	$(41.54)	$(199.40)	$(41.80)

Average number of shares outstanding (pro forma for periods prior to 2003)(1)	87.2	63.2	59.5	59.5	59.5

January 1, 2003
Predecessor Company
Revenues	$—
Operating income	5,860.9
Income from continuing operations	5,860.9
Pro forma basic and diluted income from continuing operations per share	$98.50

Pro forma average number of shares outstanding	59.5

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

	As of December 31,
	2004	2003	2002	2001	2000
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$262.1	$795.9	$507.2	$251.1	$423.5
Working Capital	(549.6)	(85.5)	(6,799.1)	(15,075.6)	(948.0)
Fixed assets	6,933.8	7,031.8	10,602.2	10,375.3	10,465.0
Total Assets	10,525.2	11,172.8	13,041.4	13,030.4	23,146.5
Long-term debt(1)	5,657.1	5,728.4	15,766.5	14,203.0	11,843.4
Shareholders equity (deficit)	3,016.7	3,690.9	(5,180.6)	(3,180.9)	9,010.5

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

Restatement

        In connection with the preparation of our interim financial statements for the quarter ended June 30, 2005, we reviewed the recognition of revenue generated from our billing systems and we determined that, based on the period in which billed services were provided, we have recognized a very small percentage of our monthly billings to customers as revenue in the month billed rather than deferred to the following month when earned. While we have determined that this premature recognition of revenue was immaterial to our financial statements and operating results for each of the relevant periods, and is immaterial in the aggregate to the quarter in which it was identified (quarter ended June 30, 2005), we have nonetheless chosen to restate in order to reallocate the revenue to the appropriate periods. See Note 23 to the Consolidated Financial Statements for a discussion of the effect of the restatement. The following discussion of our results of operations and financial condition is based on the restated Consolidated Financial Statements.

        Our consolidated revenue for the year ended December 31, 2004 was $3.8 billion. Our revenues by sales channel as a percentage of total revenue for the years ended December 31, 2004, 2003 and 2002 are set forth in the table below:

	Year ended December 31,
	2004	2003	2002
Revenue:
Consumer	72.7%	70.7%	68.9%
Business	23.8%	25.6%	28.0%
Ireland	3.5%	3.7%	3.1%

Total revenue	100.0%	100.0%	100.0%

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

	Three months ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Opening customers(1)	3,164,600	3,082,100	3,070,600	3,007,100	2,929,600
Data cleanse(2)	(20,000)	2,700	(6,100)	(6,200)	—
Adjusted opening customers	3,144,600	3,084,800	3,064,500	3,000,900	2,929,600
Customer additions	185,200	190,700	169,700	191,600	183,200
Customer disconnections	(151,000)	(148,900)	(116,600)	(121,900)	(105,700)
Net customer movement	34,200	41,700	53,100	69,700	77,500
Reduction in customer count(3)	(42,000)	(23,800)	(35,500)	0.0	0.0
Closing customers(1)	3,136,800	3,102,800	3,082,100	3,070,600	3,007,100
Churn(4)	1.6%	1.6%	1.2%	1.3%	1.2%
Revenue generating units(2),(3),(5)
Television	1,979,600	2,056,100	2,070,600	2,048,900	2,023,600
DTV	1,382,500	1,414,700	1,408,700	1,371,000	1,330,000
Telephone	2,638,500	2,681,400	2,693,700	2,705,700	2,664,200
Broadband	1,330,300	1,174,400	1,094,200	1,028,800	949,200
Total Revenue Generating Units	5,948,400	5,911,900	5,858,500	5,783,400	5,637,000
RGU/Customers	1.90	1.91	1.90	1.88	1.87
Internet dial-up and DTV access(6)	754,800	346,900	393,900	468,400	463,500
Average revenue per user(7)	£41.43	£40.78	£40.09	£40.61	£40.75

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

Consolidated Results of Operations from Continuing Operations

Years Ended December 31, 2004 and 2003

Revenue

        For the year ended December 31, 2004, consolidated revenue increased by 18.6% to $3,798.8 million from $3,204.1 million for 2003, and revenue expressed in pounds sterling increased by 5.8% to £2,072.9 million from £1,959.9 million during the same period. Our revenue expressed in U.S. dollars and pounds sterling by customer type for the years ended December 31, 2004 and 2003 are as follows (in millions):

	U.S. Dollars			Pound Sterling
						Increase (decrease)
	2004	2003	Increase	2004	2003
Revenues:
Consumer	$2,762.3	$2,266.7	21.9%	£1,507.3	£1,386.5	8.7%
Business	903.5	818.9	10.3%	493.0	500.9	(1.6)%
Ireland	133.0	118.5	12.2%	72.6	72.5	0.1%

Total revenues	$3,798.8	$3,204.1	18.6%	£2,072.9	£1,959.9	5.8%

        Consumer:    For the year ended December 31, 2004, revenue from residential customers increased by 21.9% to $2,762.3 million from $2,266.7 million for 2003, and revenue from residential customers expressed in pounds sterling increased by 8.7% to £1,507.3 million from £1,386.5 million during the same period. This increase is due to an increase in RGUs in 2004, particularly as a result of customers taking our broadband internet services, as well as price increases in 2004.

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

Loss from continuing operations

        For the year ended December 31, 2004, loss from continuing operations was $901.9 million as compared with a loss of $990.1 million for the same period in 2003. The reduction in loss from continuing operations is attributable to our improved operating performance and savings in interest expense partly offset by the loss on extinguishment of debt.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2004 was $10.34 and for the year ended December 31, 2003 was $15.67. Basic and diluted loss from continuing operations per share is computed using an average of 87.2 million shares issued in the year ended December 31, 2004 and an average of 63.2 million shares issued for the same period in 2003. Options to purchase 3.1 million shares and 0.1 million shares of restricted stock at December 31, 2004 are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such options and shares is anti-dilutive.

Years Ended December 31, 2003 and 2002

Revenue

        For the year ended December 31, 2003, consolidated revenue increased by 11.4% to $3,204.1 million from $2,876.2 million in 2002. Revenue expressed in pounds sterling increased by 2.4% to £1,959.9 million from £1,914.4 million during the same period. Our revenue expressed in U.S. dollars and pounds sterling by customer type for the years ended December 31, 2003 and 2002 are as follows (in millions):

	U.S. Dollars			Pound Sterling
						Increase decrease
	2003	2002	Increase	2003	2002
Revenues:
Consumer	$2,266.7	$1,981.1	14.4%	£1,386.5	£1,318.7	5.1%
Business	818.9	805.1	1.7%	500.9	535.8	(6.5)%
Ireland	118.5	90.0	31.7%	72.5	59.9	21.0%

Total revenues	$3,204.1	$2,876.2	11.4%	£1,959.9	£1,914.4	2.4%

        Consumer:    For the year ended December 31, 2003, revenue from residential customers increased by 14.4% to $2,266.7 million from $1,981.1 million for 2002, and revenue from residential customers expressed in pounds sterling increased by 5.1% to £1,386.5 million from £1,318.7 million during the same period. This increase resulted from more customers subscribing to our broadband internet services, an increase in our customer base, and the impact of price increases for our broadband internet services and our cable television services. These increases were partly offset by a reduction in our revenue from residential customers who are not on our cable network. In the year ended December 31, 2002, we provided billing and other related services to the purchaser of the ConsumerCo off-net indirect access business which we sold in November 2001; these services ceased during the fourth quarter of 2002.

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

Expenses

        Operating Costs.    For the year ended December 31, 2003, operating costs, including network expenses, increased by 0.8% to $1,329.9 million from $1,319.6 million in 2002, and operating costs expressed in pounds sterling decreased by 7.4% to £813.5 million from £878.4 million. Operating costs as a percentage of revenue declined to 41.5% for the year ended December 31, 2003, from 45.9% for 2002. The decrease in operating costs as a percentage of revenue was primarily a result of reductions in television programming costs because of renegotiated contracts, which included expanded channel line ups, and in telephone interconnection costs as a result of our effort to route our outbound traffic more effectively and the recent regulatory authority ruling related to mobile interconnect cost reductions. The increase in revenue from broadband internet services also contributed to the decrease in operating costs as a percentage of revenue, as the margin on this revenue is higher than other products. In addition, we experienced lower costs as we continued to focus on a smaller but more profitable base of business customers. We also benefited from a release of certain accruals in respect of interconnection and related charges which are no longer required. Finally, we benefited from a reduction in charges from local authorities in respect of rates payable on our network, and in port charges previously billed to us following the Oftel investigation into BT's pricing formula.

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

Loss from continuing operations

        For the year ended December 31, 2003, loss from continuing operations was $990.1 million as compared with a net loss of $2,471.4 million in 2002. The reduction in loss from continuing operations was attributable to:

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

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per share for the year ended December 31, 2003 was $15.67 and for the year ended December 31, 2002 was $41.54. Basic and diluted loss from continuing operations per share for the year ended December 31, 2002 is computed assuming the following shares were outstanding for that year: 50.0 million shares issued in connection with the Plan, 0.5 million shares issued in connection with the issuance of the Exit Notes and 9.0 million shares as an adjustment to give effect to the impact of the rights offering.

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

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-71 of this annual report and are incorporated by reference. The following is a summary of selected quarterly results of operations for the years ended December 31, 2004 and 2003 (in millions, except per share data):

	Reported(1)
	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$944.8	$924.3	$939.6	$991.4
Operating (loss)	(13.5)	(35.6)	(10.5)	(12.0)
(Loss) from continuing operations	(138.8)	(471.8)	(137.6)	(152.4)
(Loss) from continuing operations per share	(1.60)	(5.42)	(1.57)	(1.74)
	Reported(1)
	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$772.8	$787.6	$785.3	$860.3
Operating (loss)	(95.0)	(88.4)	(36.4)	(94.7)
(Loss) from continuing operations	(286.9)	(263.2)	(204.7)	(233.4)
(Loss) from continuing operations per share	(4.82)	(4.42)	(3.43)	(3.15)
	Restated(2)
	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$944.0	$924.1	$939.4	$991.3
Operating (loss)	(14.3)	(35.8)	(10.7)	(12.1)
(Loss) from continuing operations	(139.6)	(472.0)	(137.8)	(152.5)
(Loss) from continuing operations per share	(1.61)	(5.43)	(1.58)	(1.74)
	Restated(2)
	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$772.5	$786.9	$785.1	$859.6
Operating (loss)	(95.3)	(89.1)	(36.6)	(95.4)
(Loss) from continuing operations	(287.2)	(263.9)	(204.9)	(234.1)
(Loss) from continuing operations per share	(4.83)	(4.44)	(3.44)	(3.15)

(1)
The prior quarter's financial information has been restated to reflect the effect of the treatment of our broadcast operations as discontinued operations.

(2)
See Note 23—Restatement of financial statements.

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

Ernst & Young LLP
London, United Kingdom
March 16, 2005

(c)
Changes in Internal Control Over Financial Reporting.  We have restated our consolidated financial statements (see Note 23) in relation to our accounting for recognized and deferred revenue in 2004, 2003 and 2002. We have considered the effect of the restatement on our previous assessment of internal control over financial reporting considering both quantitative and qualitative factors and, in light of such consideration, conclude that our previous assessment as of December 31, 2004 remains unchanged. There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)        Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index on page 74.

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
2.2
Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to The Registration Statement on Form S-3/A filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3
Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.4
Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.5
Restated Transaction Agreement, dated as of July 26, 1999, by and among Bell Atlantic Corporation, Cable and Wireless PLC, Cable & Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.6
Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of NTL Incorporated's Registration Statement on Form S-1, filed on February 12, 2003 as amended on June 28, 2003 (File No. 333-103135)
2.7
Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.8
Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2004 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K on February 3, 2005, File No. 000-22616)
2.9
Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K on February 3, 2005, File No. 000-22616)

2.10
Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.11
Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
3.1
Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
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
10.5
Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM U.K. Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2002, File No. 0-30673)
10.6
Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)

10.7
Amendment, dated as of September 30, 2003 to Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and among NTL Group Limited, IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-109194)
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

Dated: August 9, 2005

NTL INCORPORATED
By:	/s/ SIMON P. DUFFY Simon P. Duffy Chief Executive Officer, President and Director

Item 15(a)(1) and (2)

NTL INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

        The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NTL Incorporated (formerly NTL Communications Corp.)

        We have audited the accompanying consolidated balance sheets of NTL Incorporated (formerly NTL Communications Corp.) and subsidiaries as of December 31, 2004 and 2003 (Successor), and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004 for the Successor and for the year ended December 31, 2002 for the Predecessor. Our audits also included the financial statement schedules listed in the Index at item 15(d). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated (formerly NTL Communications Corp.) and subsidiaries as of December 31, 2004 and 2003 (Successor), and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004 for the Successor and for the year ended December 31, 2002 for the Predecessor, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 22 to the consolidated financial statements, effective January 10, 2003 the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheets as of December 31, 2004 and 2003 and the related statements of consolidated operations and cash flows for each of the two years in the period ended December 31, 2004 are presented on a different basis than that for the periods before fresh start and, therefore, are not comparable. Additionally, as discussed in Note 13 of the consolidated financial statements, as of January 1, 2003, the Company began expensing compensation expense related to stock options to conform with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As discussed in Note 2 of the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" As discussed in Note 23, the consolidated financial statements for each of the three years in the period ended December 31, 2004 have been restated.

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

Ernst & Young LLP
London, England
March 16, 2005,
except for Note 21, as to which the date is April 8, 2005,
and Note 23, as to which the date is August 9, 2005

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2004	2003
	(Restated)(1)	(Restated)(1)
Assets
Current assets
Cash and cash equivalents	$240.0	$795.9
Restricted cash	31.4	26.9
Marketable securities	22.1	—
Accounts receivable—trade, less allowance for doubtful accounts of $90.7 (2004) and $24.9 (2003)	410.4	353.2
Prepaid expenses	85.0	69.9
Current assets held for sale	80.5	69.3
Other current assets	8.0	27.0

Total current assets	877.4	1,342.2
Fixed assets, net	6,933.8	7,031.8
Reorganization value in excess of amounts allocable to identifiable assets	383.6	363.8
Customer lists, net	698.1	807.8
Other intangible assets, net	10.4	—
Investments in and loans to affiliates, net	1.3	9.5
Other assets, net of accumulated amortization of $15.2 (2004) and $70.1 (2003)	236.4	229.8
Other assets held for sale	1,384.2	1,387.9

Total assets	$10,525.2	$11,172.8

(1)
See Note 23—Restatement of financial statements.

See accompanying notes.

	December 31,
	2004	2003
	(Restated)(1)	(Restated)(1)
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$230.6	$249.5
Accrued expenses and other current liabilities	602.9	653.3
Interest payable	99.4	194.6
Deferred revenue	233.2	231.5
Current liabilities of discontinued operations	144.1	96.5
Current portion of long-term debt	116.8	2.3

Total current liabilities	1,427.0	1,427.7
Long-term debt, net of current portion	5,657.1	5,728.4
Deferred revenue and other long-term liabilities	420.9	323.5
Deferred income taxes	—	—
Long-term liabilities of discontinued operations	3.5	2.3
Commitments and contingent liabilities
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2004 and 2003) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2004 and 2003) shares; issued and outstanding 87.7 (2004) and 86.9 (2003) shares	0.9	0.9
Additional paid-in capital	4,372.4	4,320.5
Unearned stock-based compensation	(29.8)	(15.0)
Accumulated other comprehensive income	510.7	340.6
Accumulated (deficit)	(1,837.5)	(956.1)

Total shareholders' equity	3,016.7	3,690.9

Total liabilities and shareholders' equity	$10,525.2	$11,172.8

(1)
See Note 23—Restatement of financial statements.

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(Restated)(1)	(Restated)(1)	(Restated)(1)
Revenue	$3,798.8	$3,204.1	$2,876.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(1,562.3)	(1,329.9)	(1,319.6)
Selling, general and administrative expenses	(964.6)	(862.4)	(739.2)
Long-lived asset impairments	—	—	(445.1)
Other charges	(43.7)	(37.9)	(382.7)
Depreciation	(1,104.8)	(1,117.0)	(1,416.9)
Amortization	(196.3)	(173.3)	(63.7)

	(3,871.7)	(3,520.5)	(4,367.2)

Operating (loss)	(72.9)	(316.4)	(1,491.0)
Other income (expense)
Interest income and other, net	13.0	17.0	30.9
Interest expense (contractual interest of $1,425.4 (2002))	(496.6)	(746.4)	(780.2)
(Loss) on extinguishment of debt	(290.1)	—	—
Recapitalization expense	—	—	(152.9)
Share of (losses) income from equity investments	(0.1)	1.8	1.4
Foreign currency transaction (losses) gains	(44.7)	54.0	(94.1)

(Loss) from continuing operations before income taxes	(891.4)	(990.0)	(2,485.9)
Income tax (expense) benefit	(10.5)	(0.1)	14.5

(Loss) from continuing operations	(901.9)	(990.1)	(2,471.4)

Discontinued operations
Income from discontinued operations before income taxes	20.5	34.0	82.1
Income tax benefit	—	—	11.2

Income from discontinued operations	20.5	34.0	93.3

Net (loss)	$(881.4)	$(956.1)	$(2,378.1)

Basic and diluted loss from continuing operations per common share—(pro forma in 2002)	$(10.34)	$(15.67)	$(41.54)

Basic and diluted net loss per common share—(pro forma in 2002)	$(10.10)	$(15.13)	$(39.97)

Average number of shares outstanding—(pro forma in 2002)	87.2	63.2	59.5

(1)
See Note 23—Restatement of financial statements.

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

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(Restated)(1)	(Restated)(1)	(Restated)(1)
Operating activities:
Net (loss)	$(881.4)	$(956.1)	$(2,378.1)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,433.7	1,436.6	1,541.6
Asset impairments	—	—	445.1
Non-cash compensation	26.7	13.0	—
Non-cash restructuring charge	—	—	7.5
Share of (income) losses from equity investments	(4.2)	0.5	3.4
Provision for losses on accounts receivable	53.8	27.4	55.2
Provision for cancellation of receivables from PTV Inc.	—	—	284.4
Deferred income taxes	7.4	(10.9)	(29.3)
Loss on extinguishment of debt	290.1	—	—
Amortization of original issue discount and deferred finance costs	17.2	136.3	96.7
Other	—	0.7	145.1
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(70.9)	3.2	108.9
Other current assets	19.7	(27.2)	72.5
Prepaid expenses	(25.2)	7.7	—
Other assets	13.5	—	0.1
Accounts payable	(37.4)	(39.9)	(144.5)
Accrued expenses and other current liabilities	(82.3)	(105.0)	12.6
Deferred revenue	(40.1)	34.8	37.5
Other long-term liabilities	(14.5)	—	—

Net cash provided by operating activities	706.1	521.1	258.7

Investing activities
Purchase of fixed assets	(556.8)	(574.2)	(680.9)
Investments in and loans to affiliates	16.9	5.4	(6.7)
(Increase) in other assets	—	—	(166.5)
Proceeds from sale of assets	2.3	—	15.1
Acquisitions, net of cash acquired	(34.5)	—	—
Purchases of marketable securities	(22.1)	—	(10.8)
Proceeds from sales of marketable securities	—	5.2	5.6

Net cash (used in) investing activities	(594.2)	(563.6)	(844.2)

(1)
See Note 23—Restatement of financial statements.

See accompanying notes.

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(Restated)(1)	(Restated)(1)	(Restated)(1)
Financing activities
Proceeds from borrowings, net of financing costs	5,270.2	—	670.1
Net proceeds from rights offering	—	1,367.0	—
Proceeds from employee stock options	8.0	3.0	—
Principal payments on long-term debt	(5,957.7)	(1,249.1)	(8.6)
Proceeds from borrowings from NTL (Delaware), Inc.	—	—	135.2
Contribution from NTL (Delaware), Inc.	—	—	3.9

Net cash provided by financing activities	(679.5)	120.9	800.6
Effect of exchange rate changes on cash and cash equivalents	11.7	76.8	35.8

(Decrease) increase in cash and cash equivalents	(555.9)	155.2	250.9
Cash and cash equivalents at beginning of year	795.9	640.7	251.1

Cash and cash equivalents at end of year	$240.0	$795.9	$502.0

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$547.0	$583.4	$410.0
Income taxes paid	0.3	—	1.4
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$—	$—	$123.9
January 1, 2003
Predecessor Company
Net cash (used in) operating activities	$(46.9)

Investing activities
Decrease in other assets	162.8

Net cash provided by investing activities	162.8
Financing activities
Proceeds from borrowings, net of financing costs	396.3
Principal payments	(373.5)

Net cash provided by financing activities	22.8

Increase in cash and cash equivalents	138.7
Cash and cash equivalents, beginning of period	502.0

Cash and cash equivalents, end of period	$640.7

(1)
See Note 23—Restatement of financial statements.

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(in millions, except per share data)

	Series Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Unearned Stock-Based Compensation
	Shares	Par	Shares	Par
Predecessor company
Balance, December 31, 2001 (reported)	—	$—	—	$—	$13,917.7	$—
Prior period adjustment(1)	—	—	—	—	—	—

Balance, December 31, 2001 (restated)	—	—	—	—	13,917.7	—
Contribution from NTL (Delaware), Inc., net	—	—	—	—	127.8	—
Comprehensive loss:	—	—	—	—	—	—
Net loss for the year ended December 31, 2002 (restated)	—	—	—	—	—	—
Currency translation adjustment (restated)	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—
Unrealized net gains on derivatives	—	—	—	—	—	—

Balance, December 31, 2002 (restated)	—	—	—	—	14,045.5	—
Comprehensive income:
Net income (loss) January 1, 2003	—	—	—	—	—	—
Issuance of common stock	—	—	50.5	0.5	1,062.1	—
Fresh-start adoption—other	—	—	—	—	(12,185.0)	—

Reorganized company
Balance, January 1, 2003 (restated)	—	—	50.5	0.5	2,922.6	—
Issuance of shares into escrow	—	—	0.1	—	2.3	(2.3)
Issuance of restricted stock	—	—	0.2	—	1.7	(1.7)
Issuance of shares as payment of bonus	—	—	—	—	0.3	—
Exercise of stock options	—	—	0.2	—	3.0	—
Stock options at fair value	—	—	—	—	24.0	(24.0)
Escrow shares amortized to operations	—	—	—	—	—	2.3
Restricted stock amortized to operations	—	—	—	—	—	1.0
Stock options amortized to operations	—	—	—	—	—	9.7
Net proceeds from Rights Offering	—	—	35.9	0.4	1,366.6	—
Comprehensive loss:
Net loss for the year ended December 31, 2003 (restated)	—	—	—	—	—	—
Currency translation adjustment (restated)	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—

Balance, December 31, 2003 (restated)	—	—	86.9	0.9	4,320.5	(15.0)
Exercise of stock options	—	—	0.7	—	8.0	—
Stock option grants at fair value	—	—	—	—	30.2	(30.2)
Repurchase of restricted stock	—	—	—	—	(1.8)	—
Issuance of restricted stock	—	—	0.1	—	4.2	(4.2)
Issuance of shares	—	—	—	—	3.9	(3.9)
Performance related bonus plan	—	—	—	—	7.4	(3.2)
Restricted stock amortized to operations	—	—	—	—	—	2.9
Issuance of stock amortized to operations	—	—	—	—	—	3.7
Stock options amortized to operations	—	—	—	—	—	18.4
Performance related bonus plan amortized to operations	—	—	—	—	—	1.7
Comprehensive loss:
Net loss for the year ended December 31, 2004 (restated)	—	—	—	—	—	—
Currency translation adjustment (restated)	—	—	—	—	—	—
Net unrealized losses on derivative instruments	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—

Balance, December 31, 2004 (restated)	—	$—	87.7	$0.9	$4,372.4	$(29.8)

(1)
See Note 23—Restatement of financial statements.

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized (Losses) Gains on Derivatives	Accumulated (Deficit)	Total
Predecessor Company
Balance, December 31, 2001 (reported)		$(900.9)	$—	$(3.6)	$(16,192.2)	$(3,179.0)
Prior period adjustment(1)		0.1	—	—	(2.0)	(1.9)

Balance, December 31, 2001 (restated)		(900.8)	—	(3.6)	(16,194.2)	(3,180.9)
Contribution from NTL (Delaware), Inc., net		—	—	—	—	127.8
Comprehensive loss:
Net loss for the year ended December 31, 2002 (restated)	$(2,378.1)	—	—	—	(2,378.1)	(2,378.1)
Currency translation adjustment (restated)	350.7	350.7	—	—	—	350.7
Pension liability adjustment	(103.7)	—	(103.7)	—	—	(103.7)
Unrealized net gains on derivatives	3.6	—	—	3.6	—	3.6

Total	$(2,127.5)

Balance, December 31, 2002 (restated)		(550.1)	(103.7)	—	(18,572.3)	(5,180.6)
Comprehensive income:
Net income January 1, 2003	$6,802.7	—	—	—	6,802.7	6,802.7

Issuance of common stock		—	—	—	—	1,062.6
Fresh-start adoption—other		550.1	103.7	—	11,769.6	238.4

Reorganized Company
Balance, January 1, 2003 (restated)		—	—	—	—	2,923.1
Issuance of shares into escrow		—	—	—	—	—
Issuance of restricted stock		—	—	—	—	—
Issuance of shares as payment of bonus		—	—	—	—	0.3
Exercise of stock options		—	—	—	—	3.0
Stock options at fair value		—	—	—	—	—
Escrow shares amortized to operations		—	—	—	—	2.3
Restricted stock amortized to operations		—	—	—	—	1.0
Stock options amortized to operations		—	—	—	—	9.7
Net proceeds from rights offering		—	—	—	—	1,367.0
Comprehensive loss:
Net loss for the year ended December 31, 2003 (restated)	$(956.1)	—	—	—	(956.1)	(956.1)
Currency translation adjustment (restated)	341.3	341.3	—	—	—	341.3
Pension liability adjustment	(0.7)	—	(0.7)	—	—	(0.7)

Total	$(615.5)

Balance, December 31, 2003 (restated)		341.3	(0.7)	—	(956.1)	3,690.9
Exercise of stock options		—	—	—	—	8.0
Stock option grants at fair value		—	—	—	—	—
Repurchase of restricted stock		—	—	—	—	(1.8)
Issuance of restricted stock		—	—	—	—	—
Issuance of shares		—	—	—	—	—
Performance of related bonus plans		—	—	—	—	4.2
Restricted stock amortized to operations		—	—	—	—	2.9
Issuance of stock amortized to operations		—	—	—	—	3.7
Stock options amortized to operations		—	—	—	—	18.4
Performance related bonus plans amortized to operations		—	—	—	—	1.7
Comprehensive loss:
Net loss for the year ended December 31, 2004 (restated)	$(881.4)	—	—	—	(881.4)	(881.4)
Currency translation adjustment (restated)	219.4	219.4	—	—	—	219.4
Net Unrealized losses on derivatives instruments	(45.9)	—	—	(45.9)	—	(45.9)
Pension liability adjustment	(3.4)	—	(3.4)	—	—	(3.4)

Total	$(711.3)

Balance, December 31, 2004 (restated)		$560.7	$(4.1)	$(45.9)	$(1,837.5)	$3,016.7

(1)
See Note 23—Restatement of financial statements.

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

        If the Company had elected to adopt the fair value recognition provisions of FAS 123 as of January 1, 2002, pro forma net income and diluted net income per share for 2002 (Predecessor Company) would be as follows (in millions, except per share data), (restated):

(Loss) from continuing operations, as reported	$(2,471.4)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(250.4)

Pro forma (loss) from continuing operations	$(2,721.8)

Earnings per share:
Basic and diluted (loss) from continuing operations per share	$(41.54)

Basic and diluted (loss) from continuing operations per share, pro forma	$(45.74)

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

(1)
Excludes 0.1 million shares of restricted stock.

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

Geographic information

	United States	United Kingdom	Ireland	Total
	(In millions) (Restated)
2004
Revenues	$—	$3,665.8	$133.0	$3,798.8
Long-lived assets	1.3	8,098.4	163.9	8,263.6
2003
Revenues	$—	$3,085.6	$118.5	$3,204.1
Long-lived assets	2.3	8,264.3	176.1	8,442.7
2002
Revenues	$—	$2,786.2	$90.0	$2,876.2
Long-lived assets	163.6	11,185.1	137.9	11,486.6

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

	December 31, 2004
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions) (Restated)
Cash and cash equivalents	$73.1	$2.2	$—	$—	$164.7	$—	$240.0
Restricted cash	—	—	—	—	31.4	—	31.4
Marketable securities	22.1	—	—	—	—	—	22.1
Current assets held for sale	—	—	—	—	80.5	—	80.5
Other current assets	0.8	—	—	—	502.6	—	503.4

Total current assets	96.0	2.2	—	—	779.2	—	877.4
Fixed assets, net	—	—	—	—	6,933.8	—	6,933.8
Intangible assets, net	—	—	—	—	1,092.1	—	1,092.1
Investments in, and loans to, affiliates	2,944.9	3,306.1	2,877.1	7,486.6	1.3	(16,614.7)	1.3
Other assets, net	—	—	—	150.1	86.3	—	236.4
Other assets held for sale	—	—	—	—	1,384.2	—	1,384.2

Total assets	$3,040.9	$3,308.3	$2,877.1	$7,636.7	$10,276.9	$(16,614.7)	$10,525.2

Current liabilities of discontinued operations	$—	$—	$—	$—	$144.1	$—	$144.1
Other current liabilities	24.2	129.2	1.7	362.6	1,485.0	(719.8)	1,282.9

Total current liabilities	24.2	129.2	1.7	362.6	1,629.1	(719.8)	1,427.0
Long-term debt	—	2,584.0	105.2	6,561.5	9,760.1	(13,353.7)	5,657.1
Other long-term liabilities	—	—	—	112.9	308.0	—	420.9
Long-term liabilities of discontinued operations	—	—	—	—	3.5	—	3.5
Shareholders' equity	3,016.7	595.1	2,770.2	599.7	(1,423.8)	(2,541.2)	3,016.7

Total liabilities and shareholders' equity	$3,040.9	$3,308.3	$2,877.1	$7,636.7	$10,276.9	$(16,614.7)	$10,525.2

	December 31, 2003
Balance sheets	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions) (Restated)
Cash and cash equivalents	$112.8	$37.5	$71.1	$574.5	$—	$795.9
Restricted cash	—	—	—	26.9	—	26.9
Current assets held for sale	—	—	—	69.3	—	69.3
Other current assets	6.7	—	—	443.4	—	450.1

Total current assets	119.5	37.5	71.1	1,114.1	—	1,342.2
Fixed assets, net	—	—	—	7,031.8	—	7,031.8
Intangible assets, net	—	—	—	1,171.6	—	1,171.6
Investments in, and loans to, affiliates	3,600.2	3,429.3	7,533.4	9.5	(14,562.9)	9.5
Other assets, net	—	—	76.7	153.1	—	229.8
Other assets held for sale	—	—	—	1,387.9	—	1,387.9

Total assets	$3,719.7	$3,466.8	$7,681.2	$10,868.0	$(14,562.9)	$11,172.8

Current liabilities of discontinued operations	$—	$—	$—	$96.5	$—	$96.5
Other current liabilities	28.8	0.1	173.3	1,563.7	(434.7)	1,331.2

Total current liabilities	28.8	0.1	173.3	1,660.2	(434.7)	1,427.7
Long-term debt	—	289.9	5,899.9	9,224.9	(9,686.3)	5,728.4
Other long-term liabilities	—	—	—	323.5	—	323.5
Long-term liabilities of discontinued operations	—	—	—	2.3	—	2.3
Shareholders' equity	3,690.9	3,176.8	1,608.0	(342.9)	(4,441.9)	3,690.9

Total liabilities and shareholders' equity	$3,719.7	$3,466.8	$7,681.2	$10,868.0	$(14,562.9)	$11,172.8

	Year ended December 31, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions) (Restated)
Revenue	$—	$—	$—	$—	$3,798.8	$—	$3,798.8
Operating costs	—	—	—	—	(1,562.3)	—	(1,562.3)
Selling, general and administrative expenses	(38.3)	—	—	—	(926.3)	—	(964.6)
Other charges	—	—	—	—	(43.7)		(43.7)
Depreciation and amortization	—	—	—	—	(1,301.1)	—	(1,301.1)

Operating loss	(38.3)	—	—	—	(34.6)	—	(72.9)
Interest and other income, net	1.2	190.4	161.7	532.3	10.1	(882.7)	13.0
Interest expense	—	(195.7)	—	(553.6)	(630.0)	882.7	(496.6)
Loss on extinguishment of debt	—	—	—	(64.7)	(225.4)	—	(290.1)
Share of loss from equity investments	—	—	—	—	(0.1)	—	(0.1)
Foreign currency (losses) gains	(3.9)	3.8	0.6	(55.9)	10.7	—	(44.7)
Income tax expense	(2.6)	—	(6.4)	—	(1.5)	—	(10.5)

Loss from continuing operations	(43.6)	(1.5)	155.9	(141.9)	(870.8)	—	(901.9)
Income from discontinued operations	—	—	—	—	20.5	—	20.5
Equity in net loss of subsidiaries	(837.8)	(1,023.7)	(1,008.4)	(881.8)	—	3,751.7	—

Net loss	$(881.4)	$(1,025.2)	$(852.5)	$(1,023.7)	$(850.3)	$3,751.7	$(881.4)

	Year ended December 31, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions) (Restated)
Revenue	$—	$—	$—	$3,204.1	$—	$3,204.1
Operating costs	—	—	—	(1,329.9)	—	(1,329.9)
Selling, general and administrative expenses	(34.3)	—	—	(828.1)	—	(862.4)
Other charges	(12.3)	—	—	(25.6)	—	(37.9)
Depreciation and amortization	—	—	—	(1,290.3)	—	(1,290.3)

Operating loss	(46.6)	—	—	(269.8)	—	(316.4)
Interest and other income, net	2.0	86.6	516.9	14.3	(602.8)	17.0
Interest expense	(112.0)	(75.4)	(466.8)	(695.0)	602.8	(746.4)
Share of income from equity investments	—	—	—	1.8	—	1.8
Foreign currency gains	1.9	—	—	52.1	—	54.0
Income tax (expense) benefit	(1.6)	—	—	1.5	—	(0.1)

Loss from continuing operations	(156.3)	11.2	50.1	(895.1)	—	(990.1)
Income (loss) from discontinued operations	—	—	—	34.0	—	34.0
Equity in net loss of subsidiaries	(799.8)	(814.9)	(864.7)	—	2,479.4	—

Net loss	$(956.1)	$(803.7)	$(814.6)	$(861.1)	$2,479.4	$(956.1)

	January 1, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Gain on debt discharge	$7,322.8	$—	$—	$1,128.8	$—	$8,451.6
Fresh-start adoption—intangible assets	—	—	—	856.3	—	856.3
Fresh-start adoption—long-term debt	—	—	—	221.3	—	221.3
Fresh-start adoption—deferred tax liability	—	—	—	27.7	—	27.7
Fresh-start adoption—accrued expenses	—	—	—	(120.4)	—	(120.4)
Fresh-start adoption—fixed assets	(0.8)	—	—	(3,566.8)	—	(3,567.6)
Recapitalization expense	(8.0)	—	—	—	—	(8.0)

Income from continuing operations	7,314.0	—	—	(1,453.1)	—	5,860.9
Income from discontinued operations	—	—	—	941.8	—	941.8
Equity in net loss of subsidiaries	(511.3)	(511.3)	(626.3)	—	1,648.9	—

Net income (loss)	$6,802.7	$(511.3)	$(626.3)	$(511.3)	$1,648.9	$6,802.7

	Year ended December 31, 2002
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions) (Restated)
Revenue	$—	$—	$—	$2,876.2	$—	$2,876.2
Operating costs	—	—	—	(1,319.6)	—	(1,319.6)
Selling, general and administrative expenses	(37.9)	22.3	—	(723.6)	—	(739.2)
Long-lived asset impairments	—	—	—	(445.1)	—	(445.1)
Other charges	(154.8)	—	—	(227.9)	—	(382.7)
Depreciation and amortization	(26.7)	—	—	(1,453.9)	—	(1,480.6)

Operating loss	(219.4)	22.3	—	(1,293.9)	—	(1,491.0)
Interest and other income, net	9.4	377.2	552.1	21.5	(929.3)	30.9
Interest expense	(280.3)	(64.2)	(573.1)	(791.9)	929.3	(780.2)
Recapitalization expense	(87.8)	—	—	(65.1)	—	(152.9)
Share of income from equity investments	—	—	—	1.4	—	1.4
Foreign currency (losses) gains	(282.0)	—	—	187.9	—	(94.1)
Income tax benefit	1.2	—	—	13.3	—	14.5

(Loss) income from continuing operations	(858.9)	335.3	(21.0)	(1,926.8)	—	(2,471.4)
Income from discontinued operations	—	—	—	93.3	—	93.3
Equity in net loss of subsidiaries	(1,519.2)	(1,855.1)	(1,801.0)	—	5,175.3	—

Net loss	$(2,378.1)	$(1,519.8)	$(1,822.0)	$(1,833.5)	$5,175.3	$(2,378.1)

	Year ended December 31, 2004
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	$(25.6)	$2.2	$(0.3)	$246.3	$483.5	$—	$706.1
Investing activities:
Purchases of fixed assets	—	—	—	—	(556.8)	—	(556.8)
(Advances to) repayments from affiliates	—	(1,437.0)	(38.2)	(311.6)	16.9	1,786.8	16.9
Proceeds from sale of assets	—	—	—	—	2.3	—	2.3
Acquisitions, net	—	—	—	—	(34.5)	—	(34.5)
Purchases of marketable securities	(22.1)	—	—	—	—	—	(22.1)

Net cash (used in) investing activities	(22.1)	(1,437.0)	(38.2)	(311.6)	(572.1)	1,786.8	(594.2)

Financing activities:
Proceeds from borrowings, net	—	1,437.0	—	5,069.6	1,206.0	(2,442.4)	5,270.2
Proceeds from employee stock options	8.0	—	—	—	—	—	8.0
Principal payments	—	—	—	(5,077.3)	(1,536.0)	655.6	(5,957.7)

Net cash provided by (used in) financing activities	8.0	1,437.0	—	(7.7)	(330.0)	(1,786.8)	(679.5)
Effect of exchange rate changes	—	—	1.0	1.9	8.8	—	11.7

(Decrease) increase in cash	(39.7)	2.2	(37.5)	(71.1)	(409.8)	—	(555.9)
Cash and cash equivalents at start of period	112.8	—	37.5	71.1	574.5	—	795.9

Cash and cash equivalents at end of period	$73.1	$2.2	$—	$—	$164.7	$—	$240.0

	Year ended December 31, 2003
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	$(189.2)	$(74.6)	$(107.5)	$873.7	$18.7	$521.1
Investing activities:
Purchases of fixed assets	—	—	—	(574.2)	—	(574.2)
(Advances to) repayments from affiliates	(814.3)	(123.0)	276.0	5.4	661.3	5.4
Proceeds from sales of marketable securities	5.2	—	—	—	—	5.2

Net cash (used in) provided by investing activities	(809.1)	(123.0)	276.0	(568.8)	661.3	(563.6)

Financing activities:
Proceeds from borrowings, net	—	833.5	245.3	308.3	(1,387.1)	—
Proceeds from rights offering, net	1,367.0	—	—	—	—	1,367.0
Proceeds from employee stock options	3.0	—	—	—	—	3.0
Principal payments	(554.1)	(700.3)	(398.3)	(303.5)	707.1	(1,249.1)

Net cash provided by (used in) financing actvities	815.9	133.2	(153.0)	4.8	(680.0)	120.9
Effect of exchange rate changes	—	4.7	6.9	65.2	—	76.8

(Decrease) increase in cash	(182.4)	59.7	22.4	374.9	—	155.2
Cash and cash equivalents at start of period	295.2	97.2	48.7	199.6	—	640.7

Cash and cash equivalents at end of period	$112.8	$37.5	$71.1	$574.5	$—	$795.9

	January 1, 2003
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	$(69.7)	$22.8	$—	$—	$—	$(46.9)
Investing activities:
(Advances to) repayments from affiliates	(171.3)	—	103.7	—	67.6	—
Decrease in other assets	—	162.8	—	—	—	162.8

Net cash (used in) provided by investing activities	(171.3)	162.8	103.7	—	67.6	162.8

Financing activities:
Proceeds from borrowings, net	500.0	171.3	(103.7)	—	(171.3)	396.3
Principal payments	—	(373.5)		(103.7)	103.7	(373.5)

Net cash provided by (used in) financing actvities	500.0	(202.2)	(103.7)	(103.7)	(67.6)	22.8
Effect of exchange rate changes	—	—	—	—	—	—

(Decrease) increase in cash	259.0	(16.6)	—	(103.7)	—	138.7
Cash and cash equivalents at start of period	36.2	113.8	48.7	303.3	—	502.0

Cash and cash equivalents at end of period	$295.2	$97.2	$48.7	$199.6	$—	$640.7

	Year ended December 31, 2002
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	$52.9	$(57.2)	$(4.7)	$383.8	$(116.1)	$258.7
Investing activities:
Purchases of fixed assets	—	—	—	(680.9)	—	(680.9)
(Advances to) repayments from affiliates	(93.9)	(474.2)	(453.3)	(6.7)	1,021.4	(6.7)
Increase in other assets	—	(166.5)	—	—	—	(166.5)
Proceeds from sales of assets	—	—	—	15.1	—	15.1
Purchases of marketable securities	(10.8)	—	—	—	—	(10.8)
Proceeds from sales of marketable securities	5.6	—	—	—	—	5.6

Net cash (used in) investing activities	(99.1)	(640.7)	(453.3)	(672.5)	1,021.4	(844.2)

Financing activities:
Proceeds from borrowings, net	—	670.1	451.2	480.7	(931.9)	670.1
Principal payments	—	—	(22.1)	(13.1)	26.6	(8.6)
Proceeds from borrowings from NTL (Delaware), Inc	—	135.2	—	—	—	135.2
Contribution from NTL (Delaware), Inc	3.9	—	—	—	—	3.9

Net cash provided by financing activities	3.9	805.3	429.1	467.6	(905.3)	800.6
Effect of exchange rate changes	—	6.4	5.6	23.8	—	35.8

(Decrease) increase in cash	(42.3)	113.8	(23.3)	202.7	—	250.9
Cash and cash equivalents at start of period	78.5	—	72.0	100.6	—	251.1

Cash and cash equivalents at end of period	$36.2	$113.8	$48.7	$303.3	$—	$502.0

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

	December 31, 2002			January 1, 2003
	Predecessor company	Emergence from Chapter 11	Fresh- start	Reorganized company
	(in millions) (Restated)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable—trade, net	355.4	—	—	355.4
Current assets held for sale	55.2	—	—	55.2
Due from affiliates	1.6	—	—	1.6
Prepaid expenses	156.9	—	—	156.9
Other current assets	94.4	(72.4)	—	22.0

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	10,602.1	—	(3,567.6)	7,034.5
Intangible assets, net	395.3	—	504.0	899.3
Investments in and loans to affiliates, net	13.5	—	—	13.5
Reorganization value in excess of amounts allocable to identifiable assets	—	—	352.3	352.3
Other assets held for sale	481.7	—	1,038.1	1,519.8
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liabilities and shareholders' equity (deficit)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$374.7	$0.7	$—	$375.4
Accrued expenses	715.5	6.6	(32.7)	689.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	331.9	—	—	331.9
Current liabilities of discontinued operations	73.1	—	—	73.1
Other current liabilities	271.5	(234.6)	—	36.9
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,969.8	(6,141.6)	(32.7)	1,795.5
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	47.8	—	(27.8)	20.0
Long-term liabilities of discontinued operations	46.6	—	96.3	142.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders' equity (deficit):
Common stock—old	—	—	—	—
Common stock—new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,317.0)	2,922.6
Accumulated other comprehensive (loss) income	(653.8)	0.4	653.4	—
(Deficit) retained earnings	(18,572.3)	8,443.6	10,128.7	—

	(5,180.6)	9,638.6	(1,534.9)	2,923.1

Total liabilities and shareholders' equity (deficit)	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

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

Year ended December 31,
2002
(Restated)
Total revenue	$2,876.2
Loss from continuing operations	(1,689.0)
Loss from continuing operations per share	(28.39)

23.   Restatement of financial statements

        The Company has reviewed the recognition of revenue generated from its billing systems and has determined that, based on the period in which billed services are provided, the Company recognized a very small percentage of its monthly billings to customers as revenue in the month billed rather than deferred to the following month when earned. While the Company has determined that this premature recognition of revenue was immaterial to its financial statements and operating results for each of the relevant periods, and is immaterial in the aggregate to the quarter in which it was identified (quarter ended June 30, 2005), it has nonetheless chosen to restate in order to reallocate the revenue to the appropriate periods. The cumulative net effect totalling $1.9 million at December 31, 2001 has been recorded as adjustments of $2.0 million and ($0.1) million of beginning 2002 retained earnings and cumulative translation adjustment, respectively. See also the Consolidated Statements of Shareholders' Equity for further information.

        The effects of this restatement on the Company's annual operating results were as follows (in millions):

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Revenue, as reported	$3,800.1	$3,206.0	$2,878.5
Adjustment	(1.3)	(1.9)	(2.3)

Revenue, as restated	$3,798.8	$3,204.1	$2,876.2

Operating loss, as reported	(71.6)	(314.5)	(1,488.7)
Adjustment	(1.3)	(1.9)	(2.3)

Operating loss, as restated	$(72.9)	$(316.4)	$(1,491.0)

Loss from continuing operations, as reported	(900.6)	(988.2)	(2,469.1)
Adjustment	(1.3)	(1.9)	(2.3)

Loss from continuing operations, as restated	$(901.9)	$(990.1)	$(2,471.4)

Net loss, as reported	(880.1)	(954.2)	(2,375.8)
Adjustment	(1.3)	(1.9)	(2.3)

Net loss, as restated	$(881.4)	$(956.1)	$(2,378.1)

Basic and diluted loss from continuing operations per common share, as reported	(10.33)	(15.64)	(41.50)
Adjustment	(0.01)	(0.03)	(0.04)

Basic and diluted loss from continuing operations per common share, as restated	$(10.34)	$(15.67)	$(41.54)

Basic and diluted net loss per common share, as reported	(10.09)	(15.10)	(39.93)
Adjustment	(0.01)	(0.03)	(0.04)
Basic and diluted net loss per common share, as restated	$(10.10)	$(15.13)	$(39.97)

NTL INCORPORATED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	December 31,
	2004	2003
	(Restated)(1)	(Restated)(1)
Assets
Current assets
Cash and cash equivalents	$73.1	$112.8
Marketable securities	22.1	—
Other current assets	0.8	6.7

Total current assets	96.0	119.5
Investments in and loans to affiliates, net	2,944.9	3,600.2

Total assets	$3,040.9	$3,719.7

Liabilities and shareholders' equity
Current liabilities	$24.2	$28.8
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2004 and 2003); issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2004 and 2003) shares issued and outstanding 87.7 (2004) and 86.9 (2003) shares	0.9	0.9
Additional paid-in capital	4,372.4	4,320.5
Unearned stock compensation	(29.8)	(15.0)
Accumulated other comprehensive income	510.7	340.6
(Deficit)	(1,837.5)	(956.1)

Total shareholders' equity	3,016.7	3,690.9

Total liabilities and shareholders' equity	$3,040.9	$3,719.7

(1)
See Note 23 to the Consolidated Financial Statements.

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(In millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(Restated)(1)	(Restated)(1)	(Restated)(1)
Costs and expenses
General and administrative expenses	$(38.3)	$(34.3)	$(37.9)
Other charges	—	(12.3)	(154.8)
Depreciation	—	—	(0.5)
Amortization	—	—	(26.2)

Operating (loss)	(38.3)	(46.6)	(219.4)
Other income (expense)
Interest income and other, net	1.2	2.0	9.4
Interest expense (contractual interest of $831.3 (2002))	—	(112.0)	(280.3)
Recapitalization expense	—	—	(87.8)
Foreign currency transaction (losses) gains	(3.9)	1.9	(282.0)

(Loss) before income taxes and equity in net (loss) of subsidiaries	(41.0)	(154.7)	(860.1)
Income tax (expense) benefit	(2.6)	(1.6)	1.2

(Loss) before equity in net (loss) of subsidiaries	(43.6)	(156.3)	(858.9)
Equity in net (loss) of subsidiaries	(837.8)	(799.8)	(1,519.2)

Net (loss)	$(881.4)	$(956.1)	$(2,378.1)

January 1, 2003
Predecessor Company
Gain on debt discharge	$7,322.8
Fresh-start adoption—fixed assets	(0.8)
Recapitalization expense	(8.0)
Share of (losses) from equity investments	(511.3)

Net income	$6,802.7

(1)
See Note 23 to the Consolidated Financial Statements.

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
PART I
PART II
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