Form 10-Q/A
period 2005-03-31
NTL INC
filed 2005-08-09
CIK 906347

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

EXPLANATORY NOTE

        This Amendment to our Interim Report on Form 10-Q for the quarter ended March 31, 2005 restates our quarterly operating results for this quarter. The Company has reviewed the recognition of revenue generated from its billing systems and has determined that, based on the period in which billed services were provided, the Company recognized a very small percentage of its monthly billings to customers as revenue in the month billed rather than deferred to the following month when earned. The amount prematurely recognized in the quarter ended March 31, 2005 was $0.6 million. Further amounts of $1.3 million in 2004, $1.9 million in 2003, $2.3 million in 2002 and $2.0 million in periods prior to 2002 were also prematurely recognized. While the Company has determined that this premature recognition of revenue was immaterial to its financial statements and operating results for each of the relevant periods, and is immaterial in the aggregate to the quarter in which it was identified (quarter ended June 30, 2005), it has nonetheless chosen to restate in order to reallocate the revenue to the appropriate periods. For the reasons indicated in Item 4, the Company, after considering the effect of the restatement on its internal control over financial reporting, has concluded that there have been no material changes to such controls. Further information on these adjustments can be found in Note 16, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section titled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

        This Form 10-Q/A only amends and restates Part I — Items 1, 2, and 4 of our Form 10-Q and no other information in the Form 10-Q is amended. The Form 10-Q, including these items, has not been updated to reflect other events occurring after the original filing of our Form 10-Q. In addition, as required by the SEC rules, our Form 10-Q/A includes currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer. These are attached as Exhibits 31.1, 31.2 and 32.1.

        Consequently, except as noted above, this Form 10-Q/A continues to speak as of the date of the original filing of our Form 10-Q (May 10, 2005), and the Company has not updated the disclosure in this Form 10-Q/A to reflect subsequent events.

NTL INCORPORATED
FORM 10-Q/A
QUARTER ENDED MARCH 31, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NTL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited) (Restated)(1)	(See Note)
Assets
Current assets
Cash and cash equivalents	$1,591.8	$240.0
Restricted cash	33.6	31.4
Marketable securities	16.8	22.1
Accounts receivable—trade, less allowances for doubtful accounts of $99.6 (2005) and $90.7 (2004)	424.7	410.4
Prepaid expenses and other current assets	98.8	93.0
Current assets held for sale	—	80.5

Total current assets	2,165.7	877.4
Fixed assets, net	6,708.5	6,933.8
Reorganization value in excess of amounts allocable to identifiable assets	374.9	383.6
Customer lists, net	636.4	698.1
Other intangible assets, net	8.7	10.4
Investments in and loans to affiliates, net	1.3	1.3
Other assets, net of accumulated amortization of $40.6 (2005) and $15.2 (2004)	208.0	236.4
Other assets held for sale	—	1,384.2

Total assets	$10,103.5	$10,525.2

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$260.5	$230.6
Accrued expenses and other current liabilities	575.2	602.9
Interest payable	176.6	99.4
Deferred revenue	232.3	233.2
Current liabilities of discontinued operations	—	144.1
Current portion of long-term debt	73.5	116.8

Total current liabilities	1,318.1	1,427.0
Long-term debt, net of current portion	4,672.5	5,657.1
Deferred revenue and other long-term liabilities	390.5	420.9
Deferred income taxes	—	—
Long term liabilities of discontinued operations	—	3.5
Commitments and contingent liabilities
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2005 and 2004) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2005 and 2004) shares; issued 87.8 and outstanding 85.9 (2005) and issued and outstanding 87.7 (2004) shares	0.9	0.9
Additional paid-in capital	4,377.8	4,372.4
Treasury stock	(129.7)	—
Unearned stock-based compensation	(27.0)	(29.8)
Accumulated other comprehensive income	270.5	510.7
Accumulated (deficit)	(770.1)	(1,837.5)

Total shareholders' equity	3,722.4	3,016.7

Total liabilities and shareholders' equity	$10,103.5	$10,525.2

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

(1)
See Note 16—Restatement of Financial Statements.

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
	(Restated)(1)
Revenue	$977.2	$944.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(405.9)	(398.8)
Selling, general and administrative expenses	(236.4)	(240.4)
Other charges	(0.7)	(0.9)
Depreciation	(250.3)	(269.6)
Amortization	(53.4)	(48.6)

Total costs and expenses	(946.7)	(958.3)

Operating income (loss)	30.5	(14.3)
Other income (expense)
Interest income and other, net	12.4	3.0
Interest expense	(132.6)	(137.9)
Share of income from equity investments	—	0.2
Foreign currency transaction (losses) gains	(7.4)	12.9

(Loss) from continuing operations before income taxes	(97.1)	(136.1)
Income tax (expense)	(21.7)	(3.5)

(Loss) from continuing operations	$(118.8)	$(139.6)

Discontinued operations
Income from discontinued operations before income taxes	$7.8	$18.5
Gain on disposal of assets	1,178.4	—
Income tax (expense)	—	—

Income from discontinued operations	$1,186.2	$18.5

Net income (loss)	$1,067.4	$(121.1)

Basic and diluted loss from continuing operations per share	$(1.37)	$(1.61)
Basic and diluted income from discontinued operations per share	$13.70	$0.21
Basic and diluted net income (loss) per share	$12.32	$(1.40)
Average number of shares outstanding	86.6	86.8

(1)
See Note 16—Restatement of Financial Statements.

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$262.5	$81.2
Investing activities
Purchase of fixed assets	(145.3)	(104.7)
Investments in and loans to affiliates	—	0.9
Purchase of marketable securities	(11.3)	—
Proceeds from sale of marketable securities	16.4	—
Proceeds from sale of broadcast operations, net	2,302.3	—

Net cash provided by (used in) investing activities	2,162.1	(103.8)
Financing activities
Proceeds from employee stock option exercises	0.8	1.2
Purchase of shares	(129.7)	—
Principal payments on long-term debt	(942.9)	(432.8)

Net cash (used in) financing activities	(1,071.8)	(431.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	24.8

Increase (decrease) in cash and cash equivalents	1,351.8	(429.4)
Cash and cash equivalents, beginning of period	240.0	795.9

Cash and cash equivalents, end of period	$1,591.8	$366.5

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$25.8	$211.9
Income taxes paid	—	—

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited) (in millions, except per share data)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Treasury Stock	Unearned Stock-Based Compensation
	Shares	Par	Shares	Par
Balance, December 31, 2004	—	$—	87.7	$0.9	$4,372.4	$—	$(29.8)
Exercise of stock options and tax effect	—	—	0.1	—	2.8	—	—
Purchase of shares	—	—	—	—	—	(129.7)	—
Stock option grants at fair value	—	—	—	—	2.6	—	(2.6)
Restricted stock amortized to operations	—	—	—	—	—	—	0.4
Stock options amortized to operations	—	—	—	—	—	—	4.2
Performance related stock awards amortized to operations	—	—	—	—	—	—	0.8
Comprehensive income (loss):
Net income for the three months ended March 31, 2005 (restated)(1)	—	—	—	—	—	—	—
Currency translation adjustment (restated)(1)	—	—	—	—	—	—	—
Net unrealized gains on derivatives	—	—	—	—	—	—	—
Total

Balance March 31, 2005 (restated)(1)	—	$—	87.8	$0.9	$4,377.8	$(129.7)	$(27.0)

(1)
See Note 16—Restatement of Financial Statements.

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized Income (Loss) on Derivatives	Accumulated (Deficit)	Total
Balance, December 31, 2004		$560.7	$(4.1)	$(45.9)	$(1,837.5)	$3,016.7
Exercise of stock options and tax effect		—	—	—	—	2.8
Purchase of shares		—	—	—	—	(129.7)
Stock option grants at fair value		—	—	—	—	—
Restricted stock amortized to operations		—	—	—	—	0.4
Stock options amortized to operations		—	—	—	—	4.2
Performance related stock awards amortized to operations		—	—	—	—	0.8
Comprehensive income (loss):
Net income for the three months ended March 31, 2005 (restated)(1)	$1,067.4	—	—	—	1,067.4	1,067.4
Currency translation adjustment (restated)(1)	(254.5)	(255.1)	—	0.6	—	(254.5)
Net unrealized gains on derivatives	14.3	—	—	14.3	—	14.3

Total	$827.2

Balance, March 31, 2005 (restated)(1)		$305.6	$(4.1)	$(31.0)	$(770.1)	$3,722.4

(1)
See Note 16—Restatement of Financial Statements.

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

Note 9—Stock-Based Compensation

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

        The following table summarizes the restructuring charges incurred and utilized in 2005 (in millions) (unaudited):

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

Note 13—Comprehensive Income (Loss)

        Comprehensive income for the three months ended March 31, 2005 was $827.2 million and comprehensive loss for the three months ended March 31, 2004 was $14.5 million.

        Comprehensive income (loss) comprises (in millions) (unaudited):

	Three Months Ended March 31,
	2005	2004
	(Restated)(1)
Net income (loss) for period	$1,067.4	$(121.1)
Currency translation adjustment	(254.5)	106.6
Net unrealized gains on derivatives	14.3	—
Pension liability adjustment	—	—

Comprehensive income (loss)	$827.2	$(14.5)

(1)
See Note 16—Restatement of Financial Statements.

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

Note 16—Restatement of Financial Statements

        We have reviewed the recognition of revenue generated from our billing systems and we have determined that, based on the period in which billed services are provided, we have recognized a very small percentage of our monthly billings to customers as revenue in the month billed rather than deferred to the following month when earned. The amount prematurely recognized in the quarter ended March 31, 2005 was $0.6 million. While we have determined that this premature recognition of revenue was immaterial to our financial statements and operating results, we have nonetheless chosen to restate in order to reallocate the revenue to the appropriate periods.

        The effects of this restatement on our operating results for the three months ended March 31, 2005 were as follows (in millions):

Revenue, as reported	$977.8
Adjustment	(0.6)

Revenue, as restated	$977.2

Operating income, as reported	31.1
Adjustment	(0.6)

Operating income, as restated	$30.5

Loss from continuing operations, as reported	(118.2)
Adjustment	(0.6)

Loss from continuing operations, as restated	$(118.8)

Net income, as reported	1,068.0
Adjustment	(0.6)

Net income, as restated	$1,067.4

Basic and diluted loss from continuing operations per share, as reported	(1.36)
Adjustment	(0.01)

Basic and diluted loss from continuing operations per share, as restated	$(1.37)

Basic and diluted net income per share, as reported	12.33
Adjustment	(0.01)

Basic and diluted net income per share, as restated	$12.32

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

Restatement

        In connection with the preparation of our interim financial statements for the quarter ended June 30, 2005, we have reviewed the recognition of revenue generated from our billing systems and we have determined that, based on the period in which billed services were provided, we recognized a very small percentage of our monthly billings to customers as revenue in the month billed rather than deferred to the following month when earned. The amount prematurely recognized in the quarter ended March 31, 2005 was $0.6 million. While we have determined that this premature recognition of revenue was immaterial to our financial statements and operating results for each of the relevant periods, and is immaterial in the aggregate to the quarter in which it was identified (quarter ended June 30, 2005), we have nonetheless chosen to restate in order to reallocate the revenue to the appropriate periods.

        Our consolidated revenue for the three months ended March 31, 2005, was $977.2 million. Our revenues by sales channel as a percentage of total revenue for the three months ended March 31, 2005 and 2004 are set forth in the table below:

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

	For the Three Months Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Opening customers(1)	3,136,800	3,164,600	3,082,100	3,070,600	3,007,100
Data cleanse(2)	—	(20,000)	2,700	(6,100)	(6,200)
Adjusted opening customers	3,136,800	3,144,600	3,084,800	3,064,500	3,000,900
Customer additions	195,100	185,200	190,700	169,700	191,600
Customer disconnects	(137,000)	(151,000)	(148,900)	(116,600)	(121,900)
Net customer movement	58,100	34,200	41,800	53,100	69,700
Reduction in customer count	—	(42,000)	(23,800)	(35,500)	—
Closing customers(1)	3,194,900	3,136,800	3,102,800	3,082,100	3,070,600
Churn(3)	1.4%	1.6%	1.6%	1.2%	1.3%
Revenue generating units(2)(4)	—
Television	1,960,000	1,979,600	2,056,100	2,070,600	2,048,900
DTV	1,387,900	1,382,500	1,414,700	1,408,700	1,371,000
Telephone	2,646,700	2,638,500	2,681,400	2,693,700	2,705,700
Broadband	1,443,200	1,330,300	1,174,400	1,094,200	1,028,800
Total Revenue Generating Units	6,049,900	5,948,400	5,911,900	5,858,500	5,783,400
RGU/Customers	1.89x	1.90x	1.91x	1.90x	1.88x
Internet dial-up and DTV access(5)	695,400	754,800	346,900	393,900	468,400
Average revenue per user(6)	£39.55	£41.43	£40.78	£40.09	£40.61

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

Consolidated Results of Operations from Continuing Operations

Three months ended March 31, 2005 (restated) and 2004

Revenue

        For the three months ended March 31, 2005, consolidated revenue increased by 3.5% to $977.2 million from $944.0 million for the three months ended March 31, 2004, and revenue expressed in pounds sterling increased by 0.7% to £517.0 million from £513.2 million during the same period. Our revenue expressed in U.S. dollars and pounds sterling by customer type for the three months ended March 31, 2005 and 2004 are as follows (in millions):

	2005	2004	Increase	2005	2004	Increase
	$	$	%	£	£	%
Revenue:
Consumer	$726.2	$679.5	6.9%	£384.2	£369.4	4.0%
Business	214.8	232.4	(7.6)%	113.6	126.3	(10.1)%
Ireland	36.2	32.1	12.8%	19.2	17.5	9.7%

Total revenue	$977.2	$944.0	3.5%	£517.0	£513.2	0.7%

        Consumer:    For the three months ended March 31, 2005, revenue from residential customers increased by 6.9% to $726.2 million from $679.5 million for the three months ended March 31, 2004, and revenue from residential customers expressed in pounds sterling increased by 4.0% to £384.2 million from £369.4 million during the same period. This increase is driven largely by growth in the number of broadband internet subscribers as well as the inclusion of revenue from our subsidiary Virgin Net following its acquisition in November 2004. These increases have been offset by lower telephony usage revenue, lower television revenue because of the decline in the number of ATV subscribers exceeding the growth in the number of DTV subscribers and lower take up of premium TV content, and lower revenue from subscribers who are not directly connected to our network.

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

        Selling, general and administrative expenses.    For the three months ended March 31, 2005, selling, general and administrative expenses decreased by 1.7% to $236.4 million from $240.4 million for the three months ended March 31, 2004, and selling, general and administrative expenses expressed in pounds sterling decreased by 4.4% to £125.0 million from £130.7 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue decreased to 24.2% for the three months ended March 31, 2005, from 25.5% for the same period in 2004. Maintenance costs savings through renegotiated contracts, and reduced levels of set-top box repair and recycling costs have been partly offset by the impact of installs in pre-wired consumer homes where the cost to install is expensed, together with increased allowances for doubtful accounts.

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

Loss from continuing operations

        For the three months ended March 31, 2005, loss from continuing operations was $118.8 million as compared with a loss of $139.6 million for the same period in 2004. The reduction in loss from continuing operations is attributable to our improved operating performance.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the three months ended March 31, 2005 was $1.37 and for the three months ended March 31, 2004 was $1.61. Basic and diluted loss from continuing operations per share is computed using an average of 86.6 million shares issued in the three months ended March 31, 2005 and an average of 86.8 million shares issued for the same period in 2004. Outstanding warrants, options to purchase 3.2 million shares and 0.1 million shares of restricted stock at March 31, 2005, are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such warrants, options and shares is anti-dilutive.

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

(b)
Changes in Internal Control Over Financial Reporting.    We have restated our condensed consolidated financial statements for the quarter ended March 31, 2005 in relation to our accounting for recognized and deferred revenue. We have considered the effect of the restatement on our internal control over financial reporting considering both quantitative and qualitative factors. There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.    EXHIBITS

2.1**	Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, dated as of May 9, 2005, among ntl Group Limited, ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V.
2.2**
Deed of Tax Covenant relating to ntl Communications (Ireland) Limited, ntl Irish Networks Limited and their subsidiaries, dated as of May 9, 2005, among ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V.
2.3**	Asset Transfer Agreement, dated as of May 9, 2005, between ntl Group Limited and MS Irish Cable Holdings B.V.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1*	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1**	Press Release, dated May 9, 2005, issued by the Company.

*
Filed herewith.

**
Previously filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED
Date: August 9, 2005	By:	/s/ SIMON P. DUFFY Simon P. Duffy Chief Executive Officer, President and Director
Date: August 9, 2005	By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 6. EXHIBITS
SIGNATURES