Form 10-Q
period 2005-06-30
NTL INC
filed 2005-08-09
CIK 906347

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of August 5, 2005 was 85,122,165.

NTL INCORPORATED
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include the following and those set forth under the caption "Risk Factors" in our Form 10-K that was filed with the SEC on March 16, 2005:

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

  •
  our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals, and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions; and

  •
  our ability to have an impact upon, or to respond effectively to, new or modified laws or regulations.

        We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Currency of Financial Statements

        Following the disposal of our operations in the Republic of Ireland in the second quarter of 2005, all of our revenue from continuing operations, and substantially all of our assets, are denominated in U.K. pounds sterling. Accordingly, we now report our results of operations and financial position in pounds sterling. Financial information for all periods presented in this report has been restated accordingly. See Note 1 to our financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NTL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£710.1	£125.2
Restricted cash	38.4	15.8
Marketable securities	91.2	11.6
Accounts receivable—trade, less allowance for doubtful accounts of £49.8 (2005) and £43.4 (2004)	208.1	207.3
Prepaid expenses and other current assets	50.1	47.8
Current assets held for sale	—	50.3

Total current assets	1,097.9	458.0
Fixed assets, net	3,406.0	3,531.6
Reorganization value in excess of amounts allocable to identifiable assets	198.2	200.7
Customer lists, net	300.9	354.0
Other intangible assets, net	3.7	5.5
Investments in and loans to affiliates, net	0.9	0.7
Other assets, net of accumulated amortization of £27.5 (2005) and £8.0 (2004)	108.1	123.4
Other assets held for sale	—	819.4

Total assets	£5,115.7	£5,493.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£154.3	£114.0
Accrued expenses and other current liabilities	298.0	300.1
Interest payable	40.6	51.9
Deferred revenue	110.5	109.5
Current liabilities of discontinued operations	—	108.4
Current portion of long-term debt	0.9	60.9

Total current liabilities	604.3	744.8
Long-term debt, net of current portion	2,333.1	2,952.6
Deferred revenue and other long-term liabilities	143.5	217.2
Long term liabilities of discontinued operations	—	4.2
Commitments and contingent liabilities
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2005 and 2004) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2005 and 2004) shares; issued 88.3 (2005) and 87.7 (2004) and outstanding 85.1 (2005) and 87.7 (2004) shares	0.5	0.5
Additional paid-in capital	2,690.0	2,670.0
Treasury stock	(114.0)	—
Unearned stock-based compensation	(23.6)	(17.0)
Accumulated other comprehensive income (loss)	22.3	(9.3)
Accumulated (deficit)	(540.4)	(1,069.7)

Total shareholders' equity	2,034.8	1,574.5

Total liabilities and shareholders' equity	£5,115.7	£5,493.3

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	£482.5	£493.8	£980.3	£989.5
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(196.0)	(207.4)	(402.9)	(418.0)
Selling, general and administrative expenses	(122.3)	(122.4)	(242.1)	(247.4)
Other charges	(0.7)	(14.7)	(1.1)	(15.3)
Depreciation	(129.6)	(146.2)	(259.9)	(291.0)
Amortization	(27.5)	(25.7)	(54.9)	(51.4)

Total costs and expenses	(476.1)	(516.4)	(960.9)	(1,023.1)

Operating income (loss)	6.4	(22.6)	19.4	(33.6)
Other income (expense)
Interest income and other, net	8.3	2.2	14.8	3.8
Interest expense	(58.4)	(70.7)	(128.5)	(145.5)
Loss on extinguishment of debt	—	(162.2)	—	(162.2)
Share of income from equity investments	0.2	0.3	0.2	0.4
Foreign currency transaction (losses)	(12.8)	(13.9)	(16.8)	(6.8)

(Loss) from continuing operations before income taxes	(56.3)	(266.9)	(110.9)	(343.9)
Income tax (expense)	(9.8)	(0.1)	(21.1)	(1.5)

(Loss) from continuing operations	(66.1)	(267.0)	(132.0)	(345.4)

Discontinued Operations
(Loss) income from discontinued operations before income taxes	(1.8)	17.4	5.5	30.5
Income tax (expense)	—	(0.3)	(0.2)	(0.8)
Gain on disposal, net of tax	141.4	—	656.0	—

Income from discontinued operations	139.6	17.1	661.3	29.7

Net income (loss)	£73.5	£(249.9)	£529.3	£(315.7)

Basic and diluted net (loss) from continuing operations per share	£(0.78)	£(3.07)	£(1.54)	£(3.97)

Basic and diluted net income from discontinued operations per share	£1.64	£0.20	£7.71	£0.34

Basic and diluted net income (loss) per share	£0.86	£(2.87)	£6.17	£(3.63)

Average number of shares outstanding	85.1	87.0	85.8	86.9

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited) (in millions, except per share data)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Unearned Stock-Based Compensation	Treasury Stock
	Shares	Par	Shares	Par
Balance, December 31, 2004	—	£—	87.7	£0.5	£2,670.0	£(17.0)	£—
Exercise of stock options and tax effect	—	—	0.6	—	6.0	—	—
Stock option grants at fair value	—	—	—	—	14.0	(14.0)	—
Purchase of shares	—	—	—	—	—	—	(114.0)
Restricted stock amortized to operations	—	—	—	—	—	0.5	—
Issuance of stock amortized to operations	—	—	—	—	—	0.1	—
Stock options amortized to operations	—	—	—	—	—	5.2	—
Performance related stock awards amortized to operations	—	—	—	—	—	1.6	—
Comprehensive income:
Net income for the six months ended June 30, 2005	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—
Net unrealized gains on derivatives	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	—
Total

Balance, June 30, 2005	—	£—	88.3	£0.5	£2,690.0	£(23.6)	£(114.0)

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized Gains (Losses) on Derivatives	Accumulated (Deficit)	Total
Balance, December 31, 2004		£16.8	£(2.1)	£(24.0)	£(1,069.7)	£1,574.5
Exercise of stock options and tax effect		—	—	—	—	6.0
Stock option grants at fair value		—	—	—	—	—
Purchase of shares		—	—	—	—	(114.0)
Restricted stock amortized to operations		—	—	—	—	0.5
Issuance of stock amortized to operations		—	—	—	—	0.1
Stock options amortized to operations		—	—	—	—	5.2
Performance related stock awards amortized to operations		—	—	—	—	1.6
Comprehensive income:
Net income for the six months ended June 30, 2005	£529.3	—	—	—	529.3	529.3
Currency translation adjustment	23.9	23.9		—	—	23.9
Net unrealized gains on derivatives	5.6	—	—	5.6	—	5.6
Pension liability adjustment	2.1	—	2.1	—	—	2.1

Total	£560.9

Balance, June 30, 2005		£40.7	£—	£(18.4)	£(540.4)	£2,034.8

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2005	2004
Net cash provided by operating activities	£183.2	£152.7
Investing activities
Purchase of fixed assets	(148.5)	(128.5)
Investments in and loans to affiliates	—	1.4
Increase in restricted cash	(22.6)	—
Purchase of marketable securities	(92.6)	—
Proceeds from sales of marketable securities	17.7	—
Proceeds from sale of assets	2.2	2.3
Proceeds from sale of broadcast operations, net	1,229.0	—
Proceeds from sale of Ireland operations, net	216.2	—

Net cash provided by (used in) investing activities	1,201.4	(124.8)

Financing activities
Proceeds from employee stock option exercises	4.3	2.7
Proceeds from new borrowings, net	—	2,905.1
Principal payments on long-term debt	(700.0)	(3,280.0)
Purchase of stock	(114.0)	—
Capital lease payments	(0.4)	(0.4)

Net cash (used in) financing activities	(810.1)	(372.6)

Effect of exchange rate changes on cash and cash equivalents	10.4	—

Increase (decrease) in cash and cash equivalents	584.9	(344.7)
Cash and cash equivalents, beginning of period	125.2	446.1

Cash and cash equivalents, end of period	£710.1	£101.4

See accompanying notes.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, or our 2004 Annual Report.

        On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, broadcast's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of broadcast have been excluded from the components of "Loss from continuing operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        On May 9, 2005, we sold our operations in the Republic of Ireland. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of Ireland have been excluded from the components of "Loss from Continuing Operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        Following the disposal of our Irish operations in the second quarter, all of our revenue from continuing operations and substantially all of our assets are denominated in pounds sterling. Accordingly, we now report our results of operations and financial position in pounds sterling. Financial information for all periods presented in this report has been restated accordingly.

        Certain prior period balances have been reclassified to conform to the current period presentation.

        Basic and diluted net income (loss) per share is computed by dividing the net income (loss) by the average number of shares outstanding during the three and six months ended June 30, 2005 and 2004. Outstanding warrants, options to purchase 3.0 million shares and 0.1 million shares of restricted stock at June 30, 2005 are excluded from the calculation of diluted net loss per share, since the inclusion of such warrants, options and shares is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Number of shares outstanding at start of period(1)	85.8	86.9	87.6	86.8
Issues of common stock	0.3	0.1	0.3	0.1
Repurchase of stock	(1.0)	—	(2.1)	—

Average shares outstanding	85.1	87.0	85.8	86.9

(1)
Excludes 0.1 million shares of restricted stock

Note 2—Discontinued Operations

        Broadcast—On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Accordingly, we have accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the three and six months ended June 30, 2005 was £nil and £21.4 million, respectively, and for the three and six months ended June 30, 2004 was £72.7 million and £144.1 million, respectively. Broadcast's pre-tax income (loss), reported within discontinued operations, for the three and six months ended June 30, 2005 was £(1.1) million and £3.0 million respectively, and for the three and six months ended June 30, 2004 was £12.8 million and £22.9 million, respectively.

        Ireland—On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, we have accounted for the Ireland operations as discontinued operations. Revenue of the Ireland operations, reported in discontinued operations, for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively and for the three and six months ended June 30, 2004 was £18.0 million and £35.4 million, respectively. Ireland's pre-tax income (loss), reported within discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively and for the three and six months ended June 30, 2004 was £4.6 million and £7.6 million, respectively.

        The assets and liabilities of the broadcast and Ireland operations reported as held-for-sale as of December 31, 2004 include (in millions):

Current assets held for sale
Accounts receivable, net	£31.9
Prepaid expenses and other current assets	18.4

Current assets held for sale	£50.3

Other assets held for sale
Fixed assets, net	£525.1
Reorganization value in excess of amounts allocable to identifiable assets	97.7
Customer lists, net	201.3
Investments in and loans to affiliates, net	(5.4)
Other assets	0.7

Other assets held for sale	£819.4

Current liabilities of discontinued operations
Accounts payable	£21.6
Accrued expenses	49.4
Deferred revenue	37.4

£108.4

Long-term liabilities of discontinued operations
Deferred income taxes	£0.1
Other long-term liabilities	4.1

£4.2

Note 3—Acquisitions and Disposals

        In November 2004, we acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management for £23.9 million. The acquisition increased our ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

        On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Upon the sale, we recorded a gain on disposal of £518.8 million, of which £4.2 million was recorded in the three months ended June 30, 2005 in respect of the resolution of purchase price and other adjustments relating to the broadcast operations. See Note 2—Discontinued Operations.

        On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley. Upon the sale, we recorded a gain on disposal of £137.2 million, net of tax of £8.3 million. See Note 2—Discontinued Operations.

Note 4—Fixed Assets

        Fixed assets consist of (in millions):

	Estimated Useful Life	June 30, 2005	December 31, 2004
		(unaudited)
Operating equipment
Cable distribution plant	8 – 30 years	£3,201.5	£3,155.8
Switches and headends	8 – 10 years	312.4	311.1
Customer premises equipment	5 – 10 years	852.8	771.9
Other operating equipment	8 – 20 years	65.8	66.0

Total operating equipment		4,432.5	4,304.8
Other equipment
Land	—	4.5	4.5
Buildings	30 years	65.2	65.1
Leasehold improvements	20 years or, if less,	65.7	65.8
	the lease term
Computer infrastructure	3 – 5 years	231.6	221.5
Other equipment	5 – 12 years	60.5	56.4

Total other equipment		427.5	413.3

		4,860.0	4,718.1
Accumulated depreciation		(1,491.2)	(1,233.1)

		3,368.8	3,485.0
Construction in progress		37.2	46.6

		£3,406.0	£3,531.6

Note 5—Intangible Assets

        Intangible assets consist of (millions):

	Estimated Useful Life	June 30, 2005	December 31, 2004
		(unaudited)
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		£198.2	£200.7

Intangible assets subject to amortization:
Costs
Non-compete agreements	1 year	£2.8	£2.8
Trademark license	5 years	3.2	3.2
Customer lists	3 – 5 years	560.6	560.6

		566.6	566.6

Accumulated amortization
Non-compete agreements		1.9	0.4
Trademark license		0.4	0.1
Customer lists		259.7	206.6

		262.0	207.1

		£304.6	£359.5

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows: £109.5 million in 2005, £106.2 million in 2006, £105.6 million in 2007, £34.6 million in 2008 and £3.6 million in 2009.

        The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the six months ended June 30, 2005 is as follows (in millions) (unaudited):

Reorganization value in excess of amounts allocable to identifiable assets—December 31, 2004	£200.7
Adjustments to deferred tax accounts	(2.5)

Reorganization value in excess of amounts allocable to identifiable assets—June 30, 2005	£198.2

        The movement in reorganization value in excess of amounts allocable to identifiable assets during the six months ended June 30, 2005 includes a tax benefit of approximately £2.5 million that is attributable to the use of tax attributes that existed as of January 10, 2003, the date that we emerged from Chapter 11 reorganization. The deferred tax asset attributable to these tax attributes had previously been offset by a valuation allowance.

Note 6—Long-Term Debt

        Long-term debt consists of (in millions):

	June 30, 2005	December 31, 2004
	(unaudited)
8.75% US Dollar Senior Notes due 2014	£237.0	£221.8
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	151.8	159.0
US Dollar Floating Rate Senior Notes due 2012	55.8	52.2
Senior Credit Facility	1,474.3	2,165.0
Capital leases	38.5	38.9
Other	1.6	1.6

	2,334.0	3,013.5
Less: current portion	(0.9)	(60.9)

	£2,333.1	£2,952.6

        The effective interest rates on the variable interest rate debt were as follows:

	June 30, 2005	December 31, 2004
Floating Rate Senior Notes due 2012	8.14%	7.07%
Senior Credit Facility Term Facility	7.08%	7.13%

        On February 4, 2005 we voluntarily prepaid £500 million of principal outstanding under our Senior Credit Facility using the proceeds from the sale of our broadcast operations. On June 14, 2005 and July 14, 2005 we repaid a further £200 million and £23 million, respectively, using the proceeds from the sale of our Ireland operations. As a consequence, scheduled repayments in 2006 and beyond have reduced. On July 15, 2005 we redeemed all of the $100 million principal amount of the Floating Rate Senior Notes due 2012 at a redemption price of 103% of the principal amount.

Note 7—Derivative Instruments and Hedging Activities

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, all of our revenue and substantially all of our operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness.

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

        In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", or FAS 133, we recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

        The fair values of our derivative instruments were as follows (in millions):

	June 30, 2005	December 31, 2004
	(unaudited)
Included within other current assets:
Foreign currency forward rate contracts	£0.5	£—

Included within other long term assets:
Interest rate swaps	£6.4	£1.2

Included within other current liabilities:
Foreign currency forward rate contracts	£—	£2.0

Included within deferred revenue and other long-term liabilities:
Foreign currency forward rate contracts	£24.6	£33.7
Interest rate swaps	23.8	25.2

	£48.4	£58.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of June 30, 2005 we have entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of our outstanding Senior Credit Facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of £2.0 million under the hedges is included within interest expense for the six months ended June 30, 2005.

        We have designated these interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. For the six months ended June 30, 2005, we recorded £6.8 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        At June 30, 2005, we have entered into cross-currency interest rate swaps with principal amounts of $920.2 million and €151.0 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on our U.S. dollar denominated Floating Rate Notes due 2012, interest payments on the U.S. dollar denominated portion of our Senior Credit Facility, and the interest payments on the euro denominated portion of our Senior Credit Facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $920.2 million and €151.0 million. The net settlement of £3.4 million under the hedges is included within interest expense for the six months ended June 30, 2005.

        We have designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated Senior Notes and the U.S. dollar and euro denominated portion of our Senior Credit Facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. For the six months ended June 30, 2005, we recorded £1.8 million of unrealized losses and £14.2 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross currency interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges in the three months ended June 30, 2005 other than an unrealized net gain of £1.1 million arising from the ineffectiveness of the hedges relating to the Floating Rate Notes, as a consequence of their redemption.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

        As of June 30, 2005, we have entered into foreign currency forward rate contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in the pound sterling value of the U.S. dollar and euro denominated principal obligations of the 8.75% Senior Notes due 2014, and variable rate LIBOR Senior Credit Facility, caused by changes in the U.S. dollar and euro exchange rates.

        The forward rate contracts are not effective hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar and euro denominated debt into pounds sterling, in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign exchanges gains (losses).

        Net gains in the fair value of the forward rate contracts recognized in (loss) from continuing operations for the three and six months ended June 30, 2005 and 2004 were as follows (in millions) (unaudited):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net gains in fair value of forward rate contracts	£14.5	£3.8	£11.6	£3.8

Note 8—Fair Values of Financial Instruments

        In estimating our fair value disclosures for financial instruments we have used the following methods and assumptions:

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

        The carrying amounts and fair values of our financial instruments are as follows (in millions):

	June 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	£710.1	£710.1	£125.2	£125.2
Restricted cash	38.4	38.4	15.8	15.8
Marketable securities	91.2	91.2	11.6	11.6
Long-term debt:
8.75% US Dollar Senior Notes due 2014	£237.0	£247.1	£221.8	£251.8
9.75% Sterling Senior Notes due 2014	375.0	382.5	375.0	404.1
8.75% Euro Senior Notes due 2014	151.8	160.1	159.0	177.6
Floating Rate Senior Notes due 2012	55.8	57.3	52.2	54.0
Senior Credit Facility	1,474.3	1,474.3	2,165.0	2,165.0

Note 9—Stock Based Compensation

        Our stock-based employee compensation plans are described more fully in Note 13 of our 2004 Annual Report. Effective as of January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. For the three and six months ended June 30, we expensed £3.8 million and £6.8 million, respectively, in 2005 and £5.3 million and £7.4 million, respectively, in 2004, related to stock-based compensation.

        The following weighted-average assumptions have been used in the Black-Scholes option pricing model for 2005 and 2004:

	For the six months ended June 30,
	2005	2004
Risk-free Interest Rate	4.02%	3.95%
Expected Dividend Yield	0%	0%
Expected Volatility	0.76	0.85
Expected Lives	3.5	3.4

        A summary of the activity and related information for stock options for the six months ended June 30, 2005 and 2004 is as follows:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(unaudited)
Outstanding—beginning of period	3,140,977	$22.89	3,229,967	$13.85
Granted	696,930	64.71	533,500	41.63
Exercised	(579,179)	14.08	(463,285)	12.73
Expired	—	—	—	—
Forfeited	(248,834)	13.29	(148,200)	13.01

Outstanding—end of period	3,009,894	$35.06	3,151,982	$18.75

Exercisable at end of the period	703,864	$19.69	493,915	$14.23

Weighted-average grant date fair value of options granted during the period		$34.91		$55.61

        Exercise prices for options outstanding as of June 30, 2005 are as follows:

Range of exercise prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Number of shares currently exercisable	Weighted average exercise price
$0.01	200,000	$0.01	8.9	66,666	$0.01
$9.00 to $15.00	1,437,064	13.70	7.8	535,598	14.53
$40.00 to $50.00	140,000	45.03	8.6	25,000	42.00
$50.01 to $60.00	128,900	59.09	8.8	36,600	59.03
$60.01 to $70.00	903,930	63.72	9.6	—	—
$70.01 to $80.00	200,000	71.60	8.6	40,000	71.60

Note 10—Employee Benefit Plans

        Effective December 31, 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)(in millions)
Service costs	£0.6	£1.6	£1.7	£3.3
Interest costs	3.6	3.4	7.3	6.8
Expected return on plan assets	(3.9)	(3.4)	(7.3)	(6.8)
FAS 88 adjustment	—	—	(0.1)	—

Net periodic benefit costs	£0.3	£1.6	£1.6	£3.3

Employer Contributions

        We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute £60.1 million to our pension plans in 2005. For the three and six months ended June 30, 2005, we contributed £54.9 million and £58.4 million, respectively, to our pension plans. We presently anticipate contributing an additional £1.7 million to fund our pension plans in 2005 for a total of £60.1 million.

Note 11—Other Charges Including Restructuring Charges

        Other charges of £0.7 million and £1.1 million for the three and six months ended June 30, 2005, respectively, represent the costs incurred in connection with our call center consolidation program. The costs include £0.8 million for involuntary employee termination and related costs and £0.3 million, net, for other costs. On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of June 30, 2005, we have incurred £24.9 million and we expect to incur approximately £29.0 million of costs to execute this program.

        Other charges of £14.7 million and £15.3 million for the three and six months ended June 30, 2004, respectively, were restructuring charges incurred in connection with our call center consolidation program and relate to involuntary employee termination and related costs in respect of approximately 2,300 employees all of whom were terminated by June 30, 2005 and other costs incurred in connection with our call center consolidation program.

        The following table summarizes the restructuring charges incurred and utilized in the six months ended June 30, 2005 (in millions) (unaudited):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
Balance, December 31, 2004	£1.7	£28.4	£0.2	£30.3
Released	—	—	(0.2)	(0.2)
Charged to expense	0.8	—	0.5	1.3
Interest	—	1.7	—	1.7
Utilized	(2.5)	(5.1)	(0.5)	(8.1)

Balance, June 30, 2005	£—	£25.0	£—	£25.0

Note 12—Related Party Transactions

        We have entered into several transactions with related parties as described below.

Refinancing Transactions

        We completed a transaction on April 13, 2004 in which our indirect wholly owned subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, € 225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. Some of our significant stockholders were holders of the 10% senior sterling notes due 2008 and 9 1/8% senior notes due 2008 of Diamond Holdings Limited and of the 11.2% discount debentures due 2007 of NTL (Triangle) LLC, which were redeemed on May 13, 2004 in connection with the transaction. Some of these stockholders, including managed accounts and affiliates of W.R. Huff Asset Management Co., L.L.C., acquired a substantial quantity of the notes issued in the transaction. On behalf of managed accounts and affiliates, W.R. Huff Asset Management Co., L.L.C. is a significant participant in the market for non-investment grade debt securities.

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

Note 13—Comprehensive Income (Loss)

        Comprehensive income/(loss) comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) for period	£73.5	£(249.9)	£529.3	£(315.7)
Currency translation adjustment	28.6	2.0	23.9	(3.0)
Net unrealized (losses) gains on derivatives	(2.0)	1.1	5.6	1.1
Pension liability adjustment	2.1	—	2.1	—

Comprehensive income (loss)	£102.2	£(246.8)	£560.9	£(317.6)

Note 14—Commitments and Contingent Liabilities

        At June 30, 2005, we were committed to pay £137.4 million for equipment and services. This amount includes £1.2 million for operations and maintenance contracts and other commitments from July 1, 2006 to June 30, 2007. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended June 30
2006	£136.2
2007	1.2
2008	—
2009	—
2010	—

£137.4

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

        Our banks have provided guarantees in form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended June 30
2006	£12.0
2007	—
2008	—
2009	—
2010	—
Thereafter	8.3

£20.3

Note 15—Condensed consolidated financial information

        On April 13, 2004, our wholly owned, newly-formed subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes. We and certain of our subsidiaries, namely Cable Communications Funding Corp., NTL (UK) Group, Inc. and NTL Communications Limited, have guaranteed the Senior Notes on a senior basis. NTL Investment Holdings Limited, or NTLIH, has guaranteed the Senior Notes on a senior subordinated basis.

        We present the following condensed consolidated financial information as of June 30, 2005 and June 30, 2004 and for the three and six months ended June 30, 2005 and June 30, 2004 as required by Article 3-10(d) of Regulation S-X.

	June 30, 2005
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£440.9	£1.2	£—	£0.2	£267.8	£—	£710.1
Restricted cash	—	—	—	—	38.4	—	38.4
Marketable securities	91.2	—	—	—	—	—	91.2
Other current assets	1.8	—	—	0.5	255.9	—	258.2

Total current assets	533.9	1.2	—	0.7	562.1	—	1,097.9
Fixed assets, net	—	—	—	—	3,406.0	—	3,406.0
Intangible assets, net	—	—	—	—	502.8	—	502.8
Investments in, and loans to, affiliates	1,516.9	1,725.5	1,475.6	3,954.5	758.4	(9,430.0)	0.9
Other assets, net	—	—	—	65.0	43.1	—	108.1

Total assets	£2,050.8	£1,726.7	£1,475.6	£4,020.2	£5,272.4	£(9,430.0)	£5,115.7

Other current liabilities	£6.0	£16.1	£—	£59.9	£700.3	£(178.0)	£604.3

Total current liabilities	6.0	16.1	—	59.9	700.3	(178.0)	604.3
Long-term debt	10.0	851.6	—	3,049.9	4,638.4	(6,216.8)	2,333.1
Other long-term liabilities	—	—	—	48.4	95.1	—	143.5
Shareholders' equity	2,034.8	859.0	1,475.6	862.0	(161.4)	(3,035.2)	2,034.8

Total liabilities and shareholders' equity	£2,050.8	£1,726.7	£1,475.6	£4,020.2	£5,272.4	£(9,430.0)	£5,115.7

	December 31, 2004
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£38.2	£1.1	£—	£—	£85.9	£—	£125.2
Restricted cash	—	—	—	—	15.8	—	15.8
Marketable securities	11.6	—	—	—	—	—	11.6
Current assets held for sale	—	—	—	—	50.3	—	50.3
Other current assets	0.4	—	—	—	254.7	—	255.1

Total current assets	50.2	1.1	—	—	406.7	—	458.0
Fixed assets, net	—	—	—	—	3,531.6	—	3,531.6
Intangible assets, net	—	—	—	—	560.2	—	560.2
Investments in, and loans to, affiliates	1,537.0	1,725.5	1,501.6	3,907.4	0.7	(8,671.5)	0.7
Other assets, net	—	—	—	78.3	45.1	—	123.4
Other assets held for sale	—	—	—	—	819.4	—	819.4

Total assets	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

Current liabilities of discontinued operations	£—	£—	£—	£—	£108.4	£—	£108.4
Other current liabilities	12.7	67.4	0.9	189.2	741.9	(375.7)	636.4

Total current liabilities	12.7	67.4	0.9	189.2	850.3	(375.7)	744.8
Long-term debt	—	1,348.6	54.9	3,424.6	5,094.0	(6,969.5)	2,952.6
Other long-term liabilities	—	—	—	58.9	158.3	—	217.2
Long-term liabilities of discontinued operations	—	—	—	—	4.2	—	4.2
Shareholders' equity	1,574.5	310.6	1,445.8	313.0	(743.1)	(1,326.3)	1,574.5

Total liabilities and shareholders' equity	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

	Three months ended June 30, 2005
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£482.5	£—	£482.5
Operating costs	—	—	—	—	(196.0)	—	(196.0)
Selling, general and administrative expenses	(3.5)	—	—	—	(118.8)	—	(122.3)
Other charges	—	—	—	—	(0.7)	—	(0.7)
Depreciation and amortization	—	—	—	—	(157.1)	—	(157.1)

Operating (loss) income	(3.5)	—	—	—	9.9	—	6.4
Interest and other income, net	4.4	19.0	4.2	75.2	3.7	(98.2)	8.3
Interest expense	(0.1)	(19.0)	—	(68.0)	(69.5)	98.2	(58.4)
Share of income from equity investments	—	—	—	—	0.2	—	0.2
Foreign currency (losses) gains	(7.3)	—	—	(14.0)	8.5	—	(12.8)
Income tax (expense) benefit	1.1	—	(10.9)	—	—	—	(9.8)

Loss from continuing operations	(5.4)	—	(6.7)	(6.8)	(47.2)	—	(66.1)
Income from discontinued operations	—	—	—	—	139.6	—	139.6
Equity in net income of subsidiaries	78.9	94.1	97.0	100.9	—	(370.9)	—

Net income	£73.5	£94.1	£90.3	£94.1	£92.4	£(370.9)	£73.5

	Six months ended June 30, 2005
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£980.3	£—	£980.3
Operating costs	—	—	—	—	(402.9)	—	(402.9)
Selling, general and administrative expenses	(7.4)	—	—	—	(234.7)	—	(242.1)
Other charges	—	—	—	—	(1.1)	—	(1.1)
Depreciation and amortization	—	—	—	—	(314.8)	—	(314.8)

Operating (loss) income	(7.4)	—	—	—	26.8	—	19.4
Interest and other income, net	7.3	45.9	16.9	152.3	7.2	(214.8)	14.8
Interest expense	(0.2)	(46.5)	(0.1)	(151.1)	(145.4)	214.8	(128.5)
Share of income from equity investments	—	—	—	—	0.2	—	0.2
Foreign currency (losses) gains	(7.6)	—	—	(38.7)	29.5	—	(16.8)
Income tax (expense) benefit	1.1	—	(22.2)	—	—	—	(21.1)

Loss from continuing operations	(6.8)	(0.6)	(5.4)	(37.5)	(81.7)	—	(132.0)
Income from discontinued operations	—	—	—	—	661.3	—	661.3
Equity in net income of subsidiaries	536.1	541.3	551.3	578.8	—	(2,207.5)	—

Net income	£529.3	£540.7	£545.9	£541.3	£579.6	£(2,207.5)	£529.3

	Three months ended June 30, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£493.8	£—	£493.8
Operating costs	—	—	—	—	(207.4)	—	(207.4)
Selling, general and administrative expenses	(4.2)	—	—	—	(118.2)	—	(122.4)
Other charges	—	—	—	—	(14.7)	—	(14.7)
Depreciation and amortization	—	—	—	—	(171.9)	—	(171.9)

Operating loss	(4.2)	—	—	—	(18.4)	—	(22.6)
Interest and other income, net	0.5	26.8	22.5	98.1	1.7	(147.4)	2.2
Interest expense	—	(32.1)	(0.3)	(69.6)	(116.1)	147.4	(70.7)
Loss on extinguishment of debt	—	—	—	(36.2)	(126.0)	—	(162.2)
Share of income from equity investments	0.5	—	—	—	(0.2)	—	0.3
Foreign currency gains (losses)	—	2.1	0.3	(16.6)	0.3	—	(13.9)
Income tax (expense) benefit	(0.3)	—	0.2	—	—	—	(0.1)

(Loss) income from continuing operations	(3.5)	(3.2)	22.7	(24.3)	(258.7)	—	(267.0)
Income from discontinued operations	—	—	—	—	17.1	—	17.1
Equity in net loss of subsidiaries	(246.4)	(267.5)	(359.7)	(243.2)	—	1,116.8	—

Net loss	£(249.9)	£(270.7)	£(337.0)	£(267.5)	£(241.6)	£1,116.8	£(249.9)

	Six months ended June 30, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£989.5	£—	£989.5
Operating costs	—	—	—	—	(418.0)	—	(418.0)
Selling, general and administrative expenses	(7.5)	—	—	—	(239.9)	—	(247.4)
Other charges	—	—	—	—	(15.3)	—	(15.3)
Depreciation and amortization	—	—	—	—	(342.4)	—	(342.4)

Operating loss	(7.5)	—	—	—	(26.1)	—	(33.6)
Interest and other income, net	2.6	26.8	42.8	162.6	3.1	(234.1)	3.8
Interest expense	—	(32.1)	(1.4)	(132.8)	(213.3)	234.1	(145.5)
Loss on extinguishment of debt	—	—	—	(36.2)	(126.0)	—	(162.2)
Share of income from equity investments	1.2	—	—	—	(0.8)	—	0.4
Foreign currency gains (losses)	0.1	2.1	0.3	(16.6)	7.3	—	(6.8)
Income tax (expense) benefit	(0.7)	—	(0.8)	—	—	—	(1.5)

(Loss) income from continuing operations	(4.3)	(3.2)	40.9	(23.0)	(355.8)	—	(345.4)
Income from discontinued operations	—	—	—	—	29.7	—	29.7
Equity in net loss of subsidiaries	(311.4)	(352.3)	(356.2)	(329.3)	—	1,349.2	—

Net loss	£(315.7)	£(355.5)	£(315.3)	£(352.3)	£(326.1)	£1,349.2	£(315.7)

	Six months ended June 30 2005
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(13.1)	£25.6	£60.3	£(58.7)	£169.1	£—	£183.2
Investing activities:							—
Purchases of fixed assets	—	—	—	—	(148.5)	—	(148.5)
(Advances to) repayments from affiliates	56.2	494.2	519.7	524.9	(738.2)	(856.8)	—
Proceeds from sale of assets	—	—	—	—	2.2	—	2.2
Dividends received	523.8	—	—	—	—	(523.8)	—
Increase in restricted cash	—	—	—	—	(22.6)	—	(22.6)
Proceeds from sale of broadcast operations, net	—	—	—	—	1,229.0	—	1,229.0
Proceeds from sale of Ireland operations, net	—	—	—	—	216.2	—	216.2
Proceeds from sales of marketable securities	17.7	—	—	—	—	—	17.7
Purchases of marketable securities	(92.6)	—	—	—	—	—	(92.6)

Net cash provided by investing activities	505.1	494.2	519.7	524.9	538.1	(1,380.6)	1,201.4

Financing activities:
Dividends paid	—	—	(523.8)	—	—	523.8	—
Proceeds from new borrowings	10.0	—	—	739.7	—	(749.7)	—
Proceeds from employee stock options	4.3	—	—	—	—	—	4.3
Purchase of stock	(114.0)	—	—	—	—	—	(114.0)
Principal payments	—	(519.7)	(56.2)	(1,205.7)	(525.3)	1,606.5	(700.4)

Net cash (used in) financing activities	(99.7)	(519.7)	(580.0)	(466.0)	(525.3)	1,380.6	(810.1)

Effect of exchange rate changes	10.4	—	—	—	—	—	10.4
Increase in cash and cash equivalents	402.7	0.1	—	0.2	181.9	—	584.9
Cash and cash equivalents at start of period	38.2	1.1	—	—	85.9	—	125.2

Cash and cash equivalents at end of period	£440.9	£1.2	£—	£0.2	£267.8	£—	£710.1

	Six months ended June 30 2004
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(17.3)	£1.3	£(0.1)	£133.0	£35.8	£—	£152.7
Investing activities:
Purchases of fixed assets	—	—	—	—	(128.5)	—	(128.5)
(Advances to) repayments from affiliates	—	(784.1)	(21.0)	(181.7)	1.4	986.8	1.4
Proceeds from sale of assets	—	—	—	—	2.3	—	2.3

Net cash (used in) provided by investing activities	—	(784.1)	(21.0)	(181.7)	(124.8)	986.8	(124.8)

Financing activities:
Proceeds from borrowings, net	—	784.1	—	2,794.6	472.0	(1,145.6)	2,905.1
Proceeds from employee stock options	2.7	—	—	—	—	—	2.7
Principal payments	—	—	—	(2,784.8)	(654.4)	158.8	(3,280.4)

Net cash provided by (used in) financing activities	2.7	784.1	—	9.8	(182.4)	(986.8)	(372.6)

Effect of exchange rate changes	—	—	—	—	—	—	—
(Decrease) increase in cash and cash equivalents	(14.6)	1.3	(21.1)	(38.9)	(271.4)	—	(344.7)
Cash and cash equivalents at start of period	63.1	—	21.1	39.8	322.1	—	£446.1

Cash and cash equivalents at end of period	£48.5	£1.3	£—	£0.9	£50.7	£—	£101.4

Note 16—Recent Accounting Pronouncements

        On March 30, 2005, the Financial Accounting Standards Board, or FASB, released Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143. FIN 47 addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of FIN 47 will not have any material impact on our future financial results.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Under a rule issued by the Securities and Exchange Commission (SEC) in April 2005, SFAS No. 123(R) was amended and is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123(R) requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted, in January 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all stock options granted after December 31, 2002. In March 2005, the SEC also issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff's views regarding share-based payment arrangements for public companies. We have evaluated the impact of SFAS No. 123(R) and SAB 107 on our results of operations and financial position and do not expect that the impact will be material.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£267.5	£85.5
Restricted cash	37.5	14.9
Accounts receivable—trade, less allowance for doubtful accounts of £46.8 (2005) and £39.0 (2004)	193.3	195.9
Prepaid expenses and other current assets	47.2	47.4
Current assets held for sale	—	50.3

Total current assets	545.5	394.0
Fixed assets, net	3,216.4	3,331.7
Reorganization value in excess of amounts allocable to identifiable assets	197.9	197.9
Customer lists, net	279.1	328.5
Other intangible assets, net	3.7	5.5
Other assets, net of accumulated amortization of £27.5 (2005) and £8.0 (2004)	108.1	123.4
Other assets held for sale	—	824.8

Total assets	£4,350.7	£5,205.8

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£154.3	£112.6
Accrued expenses and other current liabilities	274.0	287.0
Interest payable	55.0	140.4
Deferred revenue	104.2	104.0
Due to affiliates	141.7	132.0
Current liabilities of discontinued operations	—	108.4
Current portion of long-term debt	0.9	60.9

Total current liabilities	730.1	945.3
Long-term debt, net of current portion	2,623.3	3,729.0
Deferred revenue and other long-term liabilities	135.3	214.3
Long term liabilities of discontinued operations	—	4.2
Commitments and contingent liabilities
Shareholders' equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2005 and 2004); issued and outstanding 121,006 (2005) and (2004) ordinary shares	—	—
Additional paid-in capital	1,399.9	1,399.9
Accumulated other comprehensive (loss)	(18.4)	(26.1)
Accumulated (deficit)	(519.5)	(1,060.8)

Total shareholders' equity	862.0	313.0

Total liabilities and shareholders' equity	£4,350.7	£5,205.8

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	£451.5	£464.2	£918.6	£930.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(181.5)	(197.9)	(380.0)	(398.9)
Selling, general and administrative expenses	(112.0)	(112.6)	(217.0)	(227.8)
Other charges	(0.7)	(13.8)	(1.1)	(14.3)
Depreciation	(123.2)	(139.7)	(247.3)	(276.6)
Amortization	(25.6)	(23.7)	(51.2)	(47.4)

Total costs and expenses	(443.0)	(487.7)	(896.6)	(965.0)

Operating income (loss)	8.5	(23.5)	22.0	(34.2)
Other income (expense)
Interest income and other, net	3.9	1.6	7.6	3.0
Interest expense	(61.1)	(85.9)	(142.0)	(180.6)
Loss on extinguishment of debt	—	(162.2)	—	(162.2)
Foreign currency transaction (losses)	(5.5)	(15.9)	(9.2)	(9.3)

(Loss) from continuing operations before income taxes	(54.2)	(285.9)	(121.6)	(383.3)
Income tax (expense)	—	—	—	—

(Loss) from continuing operations	(54.2)	(285.9)	(121.6)	(383.3)

Discontinued Operations
(Loss) income from discontinued operations before income taxes	(1.8)	18.7	5.5	31.8
Income tax (expense)	—	(0.3)	(0.2)	(0.8)
Gain on disposal	150.1	—	657.6	—

Income from discontinued operations	148.3	18.4	662.9	31.0

Net income (loss)	£94.1	£(267.5)	£541.3	£(352.3)

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)(in millions, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 par value
			Additional Paid-In Capital	Comprehensive Income	Pension Liability Adjustments	Net Unrealized (Losses) Gains On Derivatives	Accumulated (Deficit)
	Shares	Par						Total
Balance, December 31, 2004	121,006	£—	£1,399.9		£(2.1)	£(24.0)	£(1,060.8)	£313.0
Share issues	—	—	—		—	—	—	—
Comprehensive income:
Net income for the six months ended June 30, 2005	—	—	—	£541.3			541.3	541.3
Net unrealized gains on derivative instruments	—	—	—	5.6		5.6	—	5.6
Pension liability adjustment	—	—	—	2.1	2.1		—	2.1

				£549.0

Balance, June 30, 2005	121,006	£—	£1,399.9		£—	£(18.4)	£(519.5)	£862.0

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2005	2004
Net cash provided by operating activities	£99.7	£176.0
Investing activities
Purchase of fixed assets	(146.7)	(124.5)
Increase in restricted cash	(22.6)	—
Proceeds from sale of assets	2.2	2.3
Proceeds from the sale of broadcast operations, net	1,227.8	—
Proceeds from the sale of Ireland operations, net	216.2	—

Net cash provided by (used in) investing activities	1,276.9	(122.2)

Financing activities
Proceeds from new borrowings, net	—	2,926.1
Principal payments on long-term debt	(1,194.6)	(3,280.4)

Net cash (used in) financing activities	(1,194.6)	(354.3)

Increase (decrease) in cash and cash equivalents	182.0	(300.5)
Cash and cash equivalents, beginning of period	85.5	351.2

Cash and cash equivalents, end of period	£267.5	£50.7

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

Basis of Presentation

        We are an independent wholly-owned subsidiary of NTL Incorporated, or NTL.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the NTL Cable plc Form S-4 filed with the Securities and Exchange Commission on April 8, 2005.

        In accordance with Staff Accounting Bulletin No 54, the impact of NTL's operations as a debtor-in-possession and its subsequent emergence from Chapter 11 and adoption of fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, has been reflected in these financial statements.

        On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005, The broadcast operations are accounted for as a discontinued operation and therefore, broadcast's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of broadcast have been excluded from the components of "Loss from continuing operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        On May 9 2005, we sold our operations in the Republic of Ireland. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of Ireland have been excluded from the components of "Loss from continuing operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Discontinued Operations

        Broadcast—On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Accordingly, we have accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the three and six months ended June 30, 2005 was £nil and £ 21.4 million, respectively, and for the three and six months ended June 30, 2004 was £72.7 million and £144.1 million, respectively. Broadcast's pre-tax income (loss), reported within discontinued operations, for the three and six months ended June 30, 2005 was £(1.1) million and £3.0 million and for the three and six months ended June 30, 2004 £14.1 million and £24.2 million, respectively.

        Ireland—On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, we have accounted for the Ireland operations as discontinued operations. Revenue of the Ireland operations, reported in discontinued operations, for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively and for the three and six months ended June 30, 2004 was £18.0 million and £35.4 million, respectively. Ireland's pre-tax income (loss) reported within discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively and for the three and six months ended June 30, 2004 was £4.6 million and £7.6 million, respectively.

        The assets and liabilities of the broadcast and Ireland operations reported as held-for-sale as of December 31, 2004 include (in millions):

Current assets held for sale
Accounts receivable, net	£31.9
Prepaid expenses and other current assets	18.4

Current assets held for sale	£50.3

Other assets held for sale
Fixed assets, net	£525.1
Reorganization value in excess of amounts allocable to identifiable assets	97.7
Customer lists, net	201.3
Other assets	0.7

Other assets held for sale	£824.8

Current liabilities of discontinued operations
Accounts payable	£21.6
Accrued expenses	49.4
Deferred revenue	37.4

£108.4

Long-term liabilities of discontinued operations
Deferred income taxes	£0.1
Other long-term liabilities	4.1

£4.2

Note 3—Acquisitions and Disposals

        In November 2004, NTL transferred to us its interests in Virgin Net Limited. In addition, we acquired Virgin Media Group's 51% ownership interests in Virgin Net Limited together with the interests held by existing and former management for £23.9 million. These acquisitions resulted in Virgin Net Limited becoming our indirect wholly-owned subsidiary.

        On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Upon the sale, we recorded a gain on disposal of £512.1 million of which £4.6 million was recorded in the three months ended June 30, 2005 in respect of the resolution of purchase price and other adjustments relating to the broadcast operations. See Note 2—Discontinued Operations.

        On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Upon the sale, we recorded a gain on disposal of £145.5 million. See Note 2—Discontinued Operations.

Note 4—Fixed Assets

        Fixed assets consist of (in millions):

	Estimated Useful Life	June 30, 2005	December 31, 2004
		(unaudited)
Operating equipment
Cable distribution plant	8 – 30 years	£3,020.3	£2,978.8
Switches and headends	8 – 10 years	299.0	297.6
Customer premises equipment	5 – 10 years	814.0	721.0
Other operating equipment	8 – 20 years	62.1	62.4

Total operating equipment		4,195.4	4,059.8

Other equipment
Land	—	4.2	4.2
Buildings	30 years	60.3	60.3
Leasehold improvements	20 years or, if less, the lease term	61.8	61.7
Computer infrastructure	3 – 5 years	227.6	217.5
Other equipment	5 – 12 years	58.4	54.4

Total other equipment		412.3	398.1

		4,607.7	4,457.9
Accumulated depreciation		(1,418.5)	(1,172.8)

		3,189.2	3,285.1
Construction in progress		27.2	46.6

		£3,216.4	£3,331.7

Note 5—Intangible Assets

        Intangible assets consist of (millions):

	Estimated Useful Life	June 30, 2005	December 31, 2004
		(unaudited)
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		£197.9	£197.9

Intangible assets subject to amortization:
Costs
Non-compete agreements	1 year	£2.8	£2.8
Trademark license	5 years	3.2	3.2
Customer lists	3 - 5 years	519.4	519.4

		525.4	525.4

Accumulated amortization
Non-compete agreements		1.9	0.4
Trademark license		0.4	0.1
Customer lists		240.3	190.9

		242.6	191.4

		£282.8	£334.0

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows: £101.7 million in 2005, £98.5 million in 2006, £97.8 million in 2007, £32.4 million in 2008 and £3.6 million in 2009.

Note 6—Long-Term Debt

        Long-term debt consists of (in millions):

	June 30, 2005	December 31 2004
	(unaudited)
Senior Credit Facility	£1,474.3	£2,165.0
Convertible Unsecured Loan Notes due 2058 due to affiliates	—	445.8
8.75% US Dollar Loan Notes due 2014 due to NTL Cable plc	237.0	221.8
9.75% Sterling Loan Notes due 2014 due to NTL Cable plc	375.0	375.0
8.75% Euro Loan Notes due 2014 due to NTL Cable plc	151.8	159.0
Floating Rate Loan Notes due 2012 due to NTL Cable plc	55.8	52.2
Other loan notes due to affiliates	290.2	330.6
Capital leases	38.5	38.9
Other	1.6	1.6

	2,624.2	3,789.9
Less: current portion	(0.9)	(60.9)

	£2,623.3	£3,729.0

        The effective interest rates on the variable interest rate debt were as follows:

	June 30 2005	December 31 2004
Senior Credit Facility Term Facility	7.08%	7.13%
Floating Rate Loan Notes due 2012	8.14%	7.07%

        On February 4, 2005, we voluntarily prepaid £500 million of the principal outstanding under our Senior Credit Facility using the proceeds from the sale of our broadcast operations. On June 14 2005 we repaid £200 million and on July 14, 2005 we repaid £23 million using the proceeds from the sale of our Ireland operations. As a consequence, scheduled repayments in 2006 and beyond have reduced. The Convertible Unsecured Loan Notes due 2058 due to affiliates, of which £76.7 million were denominated in pounds sterling and $707.1 million were denominated in US dollars, were redeemed in February 2005.

Note 7—Derivative Instruments and Hedging Activities

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, all of our revenue and substantially all of our operating costs are earned and paid in pounds sterling, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness.

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

Note 7—Derivative Instruments and Hedging Activities

        The fair values of our derivative instruments were as follows (in millions):

	June 30, 2005	December 31, 2004
	(unaudited)
Included within other current assets:
Foreign currency forward rate contracts	£0.5	£—

Included within other long term assets:
Interest rate swaps	£6.4	£1.2

Included within deferred revenue and other long-term liabilities:
Foreign currency forward rate contracts	£24.6	£33.7
Interest rate swaps	23.8	25.2

	£48.4	£58.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of June 30, 2005 we have entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of our outstanding Senior Credit Facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of £2.0 million under the hedges is included within interest expense for the three months ended June 30, 2005.

        We have designated these interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. For the six months ended June 30, 2005, we recorded £6.8 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        At June 30, 2005, we have entered into cross-currency interest rate swaps with principal amounts of $920.2 million and €151.0 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on our U.S. dollar denominated Floating Rate Notes due 2012, interest payments on the U.S. dollar denominated portion of our Senior Credit Facility, and the interest payments on the euro denominated portion of our Senior Credit Facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $920.2 million and €151.0 million. The net settlement of £3.4 million under the hedges is included within interest expense for the three months ended June 30, 2005.

        We have designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated Senior Notes and the U.S. dollar and euro denominated portion of our Senior Credit Facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. For the six months ended June 30, 2005, we recorded £1.8 million of unrealized losses and £14.2 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross currency interest rate hedges. There was an unrealized net gain in the three months ended June 30, 2005 of £1.1 million arising from the ineffectiveness of the hedges.

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

        The carrying amounts and fair values of our financial instruments are as follows (in millions):

	June 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Cash and cash equivalents	£267.5	£267.5	£85.5	£85.5
Restricted cash	37.5	37.5	14.9	14.9
Long-term debt:
Senior Credit Facility	£1,474.3	£1,474.3	£2,165.0	£2,165.0
Convertible Unsecured Loan Notes	—	—	445.8	445.8
8.75% US Dollar Loan Notes due 2014	237.0	247.1	221.8	251.8
9.75% Sterling Loan Notes due 2014	375.0	382.5	375.0	404.1
8.75% Euro Loan Notes due 2014	151.8	160.1	159.0	177.6
Floating Rate Loan Notes due 2012	55.8	57.3	52.2	54.0
Other loan notes due to affiliates	290.2	290.2	330.6	330.6

Note 9—Employee Benefit Plans

        Effective December 31, 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three Months ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited) (in millions)
Service costs	£0.6	£1.6	£1.6	£3.3
Interest costs	3.6	3.4	7.2	6.8
Expected return on plan assets	(3.9)	(3.4)	(7.3)	(6.8)
FAS 88 adjustment	—	—	(0.1)	—

Net periodic benefit costs	£0.3	£1.6	£1.4	£3.3

Employer Contributions

        We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute £59.9 million to our pension plans in 2005. For the three and six months ended June 30, 2005, we contributed £54.9 million and £58.3 million to our pension plans. We presently anticipate contributing an additional £1.6 million to fund our pension plans in 2005 for a total of £59.9 million.

Note 10—Other Charges Including Restructuring Charges

        Other charges of £0.7 million and £1.1 million for the three and six months ended June 30, 2005, respectively, represent the costs incurred in connection with our call center consolidation program. The costs include £0.8 million for involuntary employee termination and related costs and £0.3 million, net, for other costs. On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of June 30, 2005, we have incurred £24.9 million and we expect to incur approximately £29.0 million of costs to execute this program.

        Other charges of £13.8 million and £14.3 million for the three and six months ended June 30, 2004, respectively, were restructuring charges incurred in connection with our call center consolidation program and relate to involuntary employee termination and related costs in respect of approximately 2,300 employees all of whom were terminated by June 30, 2005 and other costs incurred in connection with our call center consolidation program.

        The following table summarizes the restructuring charges incurred and utilized in the six months ended June 30, 2005 (in millions) (unaudited):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
Balance, December 31, 2004	£1.6	£28.4	£0.1	£30.1
Released	—	—	(0.1)	(0.1)
Charged to expense	0.8	—	0.4	1.2
Interest	—	1.7	—	1.7
Utilized	(2.4)	(5.1)	(0.4)	(7.9)

Balance, June 30, 2005	£—	£25.0	£—	£25.0

Note 11—Related Party Transactions

        We are a wholly-owned subsidiary of NTL. We charge NTL and its other affiliates for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with NTL and its affiliates (in millions):

	Three Months ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Operating costs	£5.1	£2.4	£8.6	£5.0
Selling, general and administrative expenses	7.6	6.9	17.7	13.8

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

        Intercompany interest is charged to us by NTL and its affiliates based on intercompany debt balances. Intercompany interest expense is calculated using a weighted average interest rate of external borrowings by NTL and its affiliates. The following information summarizes the amounts of intercompany interest charged to us by NTL and its affiliates, which is included within interest expense in our statements of operations (in millions):

	Three Months ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest expense	£21.4	£31.4	£50.6	£51.1

        The amounts due to NTL and its affiliates included in our consolidated balance sheets as of June 30, 2005 and December 31, 2004 were as follows (in millions):

	June 30, 2005	December 31, 2004
	(unaudited)
Interest payable	£30.3	£22.6
Amounts due to affiliates	141.7	132.0
Long term debt	1,109.8	1,224.1

Note 12—Comprehensive Income (Loss)

        Comprehensive income (loss) comprises (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income (loss) for period	£94.1	£(267.5)	£541.3	£(352.3)
Net unrealized (losses) gains on derivatives	(2.0)	1.1	5.6	1.1
Pension liability adjustment	2.1	—	2.1	—

Comprehensive income (loss)	£94.2	£(266.4)	£549.0	£(351.2)

Note 13—Commitments and Contingent Liabilities

        At June 30, 2005, we were committed to pay £137.4 million for equipment and services. This amount includes £1.2 million for operations and maintenance contracts and other commitments from July 1, 2006 to June 30, 2007. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended June 30
2006	£136.2
2007	1.2
2008	—
2009	—
2010	—

£137.4

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

Year ended June 30
2006	£12.0
2007	—
2008	—
2009	—
20010	—
Thereafter	8.3

£20.3

Note 14—Recent Accounting Pronouncements

        On March 30, 2005, the Financial Accounting Standards Board, or FASB, released Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143. FIN 47 addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of FIN 47 will not have any material impact on our future financial results.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Under a rule issued by the Securities and Exchange Commission (SEC) in April 2005, SFAS No. 123(R) was amended and is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123(R) requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted, in January 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all stock options granted after December 31, 2002. In March 2005, the SEC also issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff's views regarding share-based payment arrangements for public companies. We have evaluated the impact of SFAS No. 123(R) and SAB 107 on our results of operations and financial position and do not expect that the impact will be material.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are one of the leading communications and content distribution companies in the U.K., providing broadband internet access, telephone and television services to over 3.25 million residential customers as of June 30, 2005, including more than 1.5 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies' telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. We also provide a range of voice services to business and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        Our services are delivered through our wholly-owned local access communications network passing approximately 7.9 million homes in the U.K. The design and capability of our network provides us with the ability to offer "triple play" bundled services and a broad portfolio of reliable, competitive communications solutions to business customers.

        We provide services to two categories of customers: residential customers and business customers, as follows:

  •
  Consumer. We provide internet, telephone and cable television services to residential customers in the U.K., and

  •
  Business. We provide internet, data and voice services to large businesses, public sector organizations and small and medium-sized enterprises, or SMEs, communications transport services, and wholesale internet access solutions to internet service providers, or ISPs.

        Following the disposition of our operations in the Republic of Ireland, as described below, all of our revenue from continuing operations, and substantially all of our assets, are denominated in pounds sterling. Accordingly, we now report our results of operations and financial position in pounds sterling. Financial information for all periods presented in this report has been restated accordingly.

        Our consolidated revenue for the three and six months ended June 30, 2005, was £482.5 million and £980.3 million, respectively. Our revenues by sales channel as a percentage of total revenue for the three and six months ended June 30, 2005 and 2004 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Consumer	78.5%	74.9%	77.8%	74.7%
Business	21.5%	25.1%	22.2%	25.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

Revenue

        The principal sources of revenue within each sales channel are:

  •
  Consumer—monthly fees and usage charges for telephone service, cable television service and internet access; and

  •
  Business—monthly fees and usage charges for inbound and outbound voice, data and internet services and charges for transmission, fiber and voice services provided to other telecommunications service providers over our national network.

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

  •
  allowances for doubtful accounts.

Acquisitions and Disposals

        In November, 2004, we acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management for £23.9 million. The acquisition increased our ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

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

        On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million.

Discontinued Operations

        As a result of the sale of our broadcast and Ireland operations, we are accounting for the broadcast and Ireland operations as discontinued operations. Financial information for all prior periods presented in this report has been restated accordingly. Accordingly, the results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled (loss) income from discontinued operations, and the assets and liabilities of the broadcast and Ireland operations are reported as held for sale as at December 31, 2004.

        Revenue from the broadcast operations reported in discontinued operations for the three months ended June 30, 2005 and 2004 was £nil and £72.7 million respectively and for the six months ended June 30, 2005 and 2004 was £21.4 million and £144.1 million respectively. Pre-tax income (loss) from broadcast operations, reported within discontinued operations, for the three months ended June 30, 2005 and 2004, was £(1.1) million and £12.8 million respectively and for the six months ended June 30, 2005 and 2004 was £3.0 million and £22.9 million respectively.

        Revenue from the Ireland operations reported in discontinued operations for the three months ended June 30, 2005 and 2004 was £6.4 million and £18.0 million respectively and for the six months ended June 30, 2005 and 2004 was £25.6 million and £35.4 million, respectively. Pre-tax income (loss) from Ireland operations, reported within discontinued operations, for the three months ended June 30, 2005 and 2004, was £(0.7) million and £4.6 million respectively and for the six months ended June 30, 2005 and 2005 was £2.5 million and £7.6 million respectively.

Factors Affecting Our Business

        Our residential customers account for the majority of our total revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to customers. For example, broadband internet is more profitable than analog television, or ATV. Our packaging of services and our pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. Factors affecting our profitability include customer churn, average revenue per user, or ARPU, and competition.

Summary Statistics

        Selected statistics for U.K. residential customers for the three months ended June 30, 2005, as well as the four prior quarters are set forth in the table below.

	For the Three Months Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Opening customers(1)	3,194,900	3,136,800	3,164,600	3,082,100	3,070,600
Data cleanse(2)	—	—	(20,000)	2,700	(6,100)
Adjusted opening customers	3,194,900	3,136,800	3,144,600	3,084,800	3,064,500
Customer additions	205,500	195,100	185,200	190,700	169,700
Customer disconnects	(138,900)	(137,000)	(151,000)	(148,900)	(116,600)
Net customer movement	66,600	58,100	34,200	41,800	53,100
Reduction in customer count	—	—	(42,000)	(23,800)	(35,500)
Closing customers(1)	3,261,500	3,194,900	3,136,800	3,102,800	3,082,100
Churn(3)	1.4%	1.4%	1.6%	1.6%	1.2%
Revenue generating units(2,4)
Television	1,961,800	1,960,000	1,979,600	2,056,100	2,070,600
DTV	1,405,100	1,387,900	1,382,500	1,414,700	1,408,700
Telephone	2,666,300	2,646,700	2,638,500	2,681,400	2,693,700
Broadband	1,555,000	1,443,200	1,330,300	1,174,400	1,094,200
Total Revenue Generating Units	6,183,100	6,049,900	5,948,400	5,911,900	5,858,500
RGU/Customers	1.90x	1.89x	1.90x	1.91x	1.90x
Internet dial-up and DTV access(5)	618,200	695,400	754,800	346,900	393,900
Average revenue per user(6)	£38.45	£39.55	£41.43	£40.78	£40.09

(1)
Customer numbers include customers directly connected to our network, customers off our network and virgin.net customers.

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

(5)
Dial-up internet customers have been adjusted to exclude metered customers who have not used the service within the last 30 days and include the ISP, virgin.net.

(6)
Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenue generated from the provision of telephone, cable television and internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers in that month. Quarterly ARPU is the average of the three months in that quarter.

        Customer Churn.    Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, we have consolidated the number of billing systems for our residential customers from eleven at the beginning of 2003 to three currently. No assurances can be made to the timing of our further integration efforts or the degree of integration we will ultimately accomplish. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

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

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under the £250 million revolving tranche of our senior credit facility, will be sufficient for our cash requirements through June 30, 2006.

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalized costs based upon estimated allocations. We are continuing to enhance our processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized for the three months ended June 30, 2005 and 2004 were approximately £6.6 million and £14.1 million respectively, and for the six months ended June 30, 2005 and 2004 were £14.3 million and £28.4 million respectively.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Labor and overhead costs capitalized	£6.6	£14.1	£14.3	£28.4
Total operating costs and selling, general and administrative expenses	318.3	329.8	645.0	665.4
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	2.1%	4.3%	2.2%	4.3%
Purchase of fixed assets	70.6	65.5	144.4	116.2
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	9.3%	21.5%	9.9%	24.4%

        Currency Movements.    We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro the effective cost of servicing our U.S. dollar or euro debt will be higher. As of June 30, 2005, £513.2 million, or 22.0% of our long-term debt, was denominated in U.S. dollars and £253.7 million, or 10.9%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

        Seasonality.    Some of our revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years.

        Integration of Billing Systems.    Our historical growth through acquisitions resulted in our inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in our customer service processes. As a result of our billing systems integration program, we have consolidated the number of billing systems for our residential customers from eleven at the beginning of 2003 to three currently. We continue to evaluate how many billing systems we will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the impact on the business of additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review. The total cost of the integration program is estimated to be approximately £100 million of which we have incurred approximately £98.2 million through June 30, 2005.

        Call Center Consolidation.    On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of June 30, 2005, we have incurred £24.9 million of costs, and we expect to incur a total of approximately £29.0 million of costs to execute this program including property costs that will be expensed as the properties are vacated.

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

Consolidated Results of Operations from Continuing Operations

Three months ended June 30, 2005 and 2004

Revenue

        For the three months ended June 30, 2005, consolidated revenue decreased by 2.3% to £482.5 million from £493.8 million during the same period in 2004. Our revenue by customer type for the three months ended June 30, 2005 and 2004 are as follows (in millions):

	2005	2004	Increase
	£	£	%
Revenue:
Consumer	378.9	369.7	2.5%
Business	103.6	124.1	(16.5)%

Total revenue	482.5	493.8	(2.3)%

        Consumer:    For the three months ended June 30, 2005, revenue from residential customers increased by 2.5% to £378.9 million from £369.7 million during the same period in 2004. This increase is because of the inclusion of revenue of £13.4 million from our subsidiary Virgin Net following its acquisition in November 2004. Strong growth in broadband internet revenue because of more subscribers has been offset by a fall in telephony revenue because of lower usage and pricing, and a decline in television revenue because of lower television RGUs.

        Business:    For the three months ended June 30, 2005, revenue from business customers decreased by 16.5% to £103.6 million from £124.1 million during the same period in 2004. £10.7 million of this decrease is caused by the loss of wholesale revenue from Virgin Net which ceased to be a third party business customer as a consequence of its acquisition by us in November 2004. Other factors contributing to the decrease include a decline in telephony usage revenue because of price competition and the loss of revenue following the conclusion of a significant customer contract.

Expenses

        Operating Costs.    For the three months ended June 30, 2005 and 2004, operating costs, including network expenses, decreased by 5.5% to £196.0 million from £207.4 million during the same period in 2004. Operating costs as a percentage of revenue decreased to 40.6% for the three months ended June 30, 2005, from 42.0% for the same period in 2004 primarily because of a reduction in telephony interconnect costs driven by lower usage on low margin call types offset by the impact of more installs in pre-wired consumer homes where the cost to install is expensed.

        Selling, general and administrative expenses.    For the three months ended June 30, 2005, selling, general and administrative expenses decreased to £122.3 million from £122.4 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue increased to

25.3% for the three months ended June 30, 2005, from 24.8% for the same period in 2004 because of the fall in revenue.

Other charges

        Other charges of £0.7 million in the three months ended June 30, 2005 relate to restructuring charges incurred in connection with our call center consolidation program. The costs relate to involuntary employee termination and related costs and the recruitment and training of new employees at the new sites. Other charges of £14.7 million for the three months ended June 30, 2004 relate to involuntary employee termination and related costs in respect of approximately 2,300 employees all of whom were terminated by June 30, 2005 and other costs incurred in connection with our call center consolidation program.

        The following table summarizes the restructuring charges incurred and utilized in the three months ended June 30, 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
Balance, March 31, 2005	£0.5	£27.3	£0.2	£28.0
Released	—	—	(0.2)	(0.2)
Charged to expense	0.8	—	0.1	0.9
Interest	—	0.8	—	0.8
Utilized	(1.3)	(3.1)	(0.1)	(4.5)

Balance, June 30, 2005	£—	£25.0	£—	£25.0

Depreciation expense

        For the three months ended June 30, 2005, depreciation expense decreased to £129.6 million from £146.2 million for the same period in 2004. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2004.

Amortization expense

        For the three months ended June 30, 2005, amortization expense increased to £27.5 million from £25.7 million for the same period in 2004. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the three months ended June 30, 2005, interest expense decreased to £58.4 million from £70.7 million for the three months ended June 30, 2004, primarily as a result of interest savings partly offset by the accelerated amortization of deferred financing costs following the prepayment of £200 million on June 14, 2005 of our Senior Credit Facility and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest rate.

Loss on extinguishment of debt

        For the three months ended June 30, 2004, loss on extinguishment of debt was £162.2 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of £6.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of £ 63.8 million and unamortized discount of £92.0 million.

Foreign currency transaction (losses) gains

        For the three months ended June 30, 2005, foreign currency transaction losses were £12.8 million as compared with losses of £13.9 million for the three months ended June 30, 2004. These losses for the three months ended June 30, 2005 were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt and unrealized gains of £14.5 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness is denominated in U.S. dollars and €376.0 million is denominated in euros.

Income tax expense

        For the three months ended June 30, 2005, income tax expense was £ 9.8 million as compared with £0.1 million for the same period in 2004.

        The tax provision of £9.8 million is comprised of federal taxes which mainly relate to the use of proceeds arising from the sale of our broadcast operations, including the distribution of funds to NTL Incorporated.

Loss from continuing operations

        For the three months ended June 30, 2005, loss from continuing operations was £66.1 million as compared with a loss of £267.0 million for the same period in 2004. The reduction in loss from continuing operations is attributable to our reduced restructuring charges, the absence of the loss on extinguishment of debt in the three months ended June 30, 2005 and lower depreciation and interest expense.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the three months ended June 30, 2005 was £0.78 and for the three months ended June 30, 2004 was £3.07. Basic and diluted loss from continuing operations per share is computed using an average of 85.1 million shares issued in the three months ended June 30, 2005 and an average of 87.0 million shares issued for the same period in 2004. Outstanding warrants, options to purchase 3.0 million shares and 0.1 million shares of restricted stock at June 30, 2005, are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such warrants, options and shares is anti-dilutive.

Six months ended June 30, 2005 and 2004

Revenue

        For the six months ended June 30, 2005, consolidated revenue decreased by 0.9% to £980.3 million from £989.5 million during the same period of 2004. Our revenue by customer type for the six months ended June 30, 2005 and 2004 are as follows (in millions):

	2005	2004	Increase
	£	£	%
Revenue:
Consumer	763.1	739.1	3.2%
Business	217.2	250.4	(13.3)%

Total revenue	980.3	989.5	(0.9)%

        Consumer:    For the six months ended June 30, 2005, revenue from residential customers increased by 3.2% to £763.1 million from £739.1 million during the same period in 2004. This increase is because of the inclusion of revenue of £26.7 million from our subsidiary Virgin Net following its acquisition in November 2004. Strong growth in broadband internet revenue because of more subscribers has been offset by a fall in telephony revenue because of lower usage and pricing, and a decline in television revenue because of lower television RGUs.

        Business:    For the six months ended June 30, 2005, revenue from business customers decreased by 13.3% to £217.2 million from £250.4 million during the same period in 2004. This decrease is caused by the loss of wholesale revenue from Virgin Net which ceased to be a third party business customer as a consequence of its acquisition by us in November 2004. Growth in wholesale install, new product and project revenue has been offset by a decline in telephony revenue because of lower access and usage revenue and the loss of revenue following the conclusion of a significant customer contract.

Expenses

        Operating Costs.    For the six months ended June 30, 2005 and 2004, operating costs, including network expenses, decreased by 3.6% to £402.9 million from £418.0 million during the same period in 2004. Operating costs as a percentage of revenue decreased to 41.1% for the six months ended June 30, 2005, from 42.2% for the same period in 2004 primarily because of a more favorable mix of consumer revenues, a reduction in telephony interconnect costs driven by lower usage on low margin call types and lower television content costs.

        Selling, general and administrative expenses.    For the six months ended June 30, 2005, selling, general and administrative expenses decreased by 2.1% to £242.1 million from £247.4 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue decreased to 24.7% for the six months ended June 30, 2005, from 25.0% for the same period in 2004. Lower employee costs following the involuntary employee terminations at the end of 2004, maintenance costs savings through renegotiated contracts, and reduced levels of set-top box repair and recycling costs have been partly offset by the impact of more installs in pre-wired consumer homes where the cost to install is expensed, together with increased allowances for doubtful accounts.

Other charges

        Other charges of £1.1 million in the six months ended June 30, 2005 relate to restructuring charges incurred in connection with our call center consolidation program and relates to involuntary employee terminations and related costs and the recruitment and training of new employees at the new sites. Other charges of £15.3 million for the six months ended June 30, 2004 relate to involuntary employee termination and related costs in respect of 2,300 employees all of whom were terminated by June 30, 2005 and other costs incurred in connection with our call center consolidation program.

        The following table summarizes the restructuring charges incurred and utilized in the six months ended June 30, 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
Balance, December 31, 2004	£1.7	£28.4	£0.2	£30.3
Released	—	—	(0.2)	(0.2)
Charged to expense	0.8	—	0.5	1.3
Interest	—	1.7	—	1.7
Utilized	(2.5)	(5.1)	(0.5)	(8.1)

Balance, June 30, 2005	£—	£25.0	£—	£25.0

Depreciation expense

        For the six months ended June 30, 2005, depreciation expense decreased to £259.9 million from £291.0 million for the same period in 2004. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2004.

Amortization expense

        For the six months ended June 30, 2005, amortization expense increased to £54.9 million from £51.4 million for the same period in 2004. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the six months ended June 30, 2005, interest expense decreased to £128.5 million from £145.5 million for the six months ended June 30, 2004, primarily as a result of the interest saving offset by the accelerated amortization of deferred financing costs following the prepayments totaling £700.0 million of our Senior Credit Facility on February 4, 2005 and June 14, 2005 and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense.

Loss on extinguishment of debt

        For the six months ended June 30, 2004, loss on extinguishment of debt was £162.2 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of £6.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of £63.8 million and unamortized discount of £92.0 million.

Foreign currency transaction (losses) gains

        For the six months ended June 30, 2005, foreign currency transaction losses were £16.8 million as compared with losses of £6.8 million for the six months ended June 30, 2004. These losses for the six months ended June 30, 2005 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized gains of £11.6 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since $920.2 million of our indebtedness is denominated in U.S. dollars and €376.0 million is denominated in euros.

Income tax expense

        For the six months ended June 30, 2005, income tax expense was £21.1 million compared with £1.5 million for the same period in 2004.

        The tax provision of £21.1 million is comprised of federal taxes which mainly relate to the use of proceeds arising from the sale of our broadcast operations, including the distribution of funds to NTL Incorporated.

Loss from continuing operations

        For the six months ended June 30, 2005, loss from continuing operations was £132.0 million as compared with a loss of £345.4 million for the same period in 2004. The reduction in loss from continuing operations is attributable to our improved operating performance, the absence of the loss on extinguishment of debt in the six months ended June 30, 2005 and lower depreciation and interest expense.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the six months ended June 30, 2005 was £1.54 and for the six months ended June 30, 2004 was £3.97. Basic and diluted loss from continuing operations per share is computed using an average of 85.8 million shares issued in the six months ended June 30, 2005 and an average of 86.9 million shares issued for the same period in 2004. Outstanding warrants, options to purchase 3.0 million shares and 0.1 million shares of restricted stock at June 30, 2005, are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such warrants, options and shares is anti-dilutive.

Statement of Cash Flows

        Cash flow information provided below includes continuing and discontinued operations.

Six Months Ended June 30, 2005 and 2004

        For the six months ended June 30, 2005, cash provided by operating activities increased to £183.2 million from £152.7 million for the six months ended June 30, 2004. This increase was a result of the improvement in operating results and lower interest payments partly offset by reduced cash flows from discontinued operations due to the sale of our broadcast operations on January 31, 2005. For the six months ended June 30, 2005, cash paid for interest, exclusive of amounts capitalized, decreased to £118.9 million from £194.3 million during the same period in 2004. This decrease resulted from a lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

        For the six months ended June 30, 2005, cash provided by investing activities was £1,201.4 million compared with cash used in investing activities of £124.8 million for the six months ended June 30, 2004. The cash provided by investing activities in the six months ended June 30, 2005 includes £1,229.0 million from the sale of our broadcast operations and £216.2 million for the sale of our Ireland operations. Purchases of fixed assets increased to £148.5 million for the six months ended June 30, 2005 from £128.5 million for the same period in 2004.

        Cash used in financing activities was £810.1 million for the six months ended June 30, 2005 and £372.6 million for the six months ended June 30, 2004. The principal components of cash used in financing activities for the six months ended June 30, 2005 were as follows:

  •
  £114.0 million relating to repurchases of our common stock in the open market in February and April 2005. On January 31, 2005 we announced that we intended to use up to £475 million of the proceeds from the sale of our broadcast operations to repurchase shares of our common stock; and

  •
  prepayments totaling £700.0 million on our Senior Credit Facility on February 4, 2005 and June 14, 2005.

        The principal components of the £372.6 million cash used in financing activities for the six months ended June 30, 2004 relate to our refinancing transaction completed in April 2004 as follows:

  •
  £812.2 million was raised from the issuance of senior notes by our subsidiary, NTL Cable PLC;

  •
  £2,175.0 million was drawn under the new senior credit facility, which together with some of the proceeds of the issuance of the senior notes and cash on hand, was used to repay in full our then-existing senior credit facility; and

  •
  the remaining proceeds from the issuance of the senior notes, together with cash on hand, was used to redeem the Diamond notes and NTL Triangle debentures and pay transaction costs.

Liquidity and Capital Resources

        In the second quarter of 2004, we completed our refinancing transaction from which we raised approximately £3.2 billion of indebtedness. The refinancing transaction extended the maturities on substantially all of our debt and lowered our weighted average interest expense. In particular:

  •
  On April 13, 2004, our wholly owned, newly formed subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012, together referred to as the senior notes. The senior notes were offered and sold under Rule 144A and Regulation S. These senior notes were exchanged for registered securities with identical terms in May 2005.

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

        On February 4, 2005, we repaid £500 million of principal outstanding under our senior credit facility using proceeds from the sale of our broadcast operations. We repaid a further £223 million of principal outstanding under our senior credit facility using the proceeds from the sale of our Ireland operations in two instalments of £200 million and £23 million on June 14, 2005 and July 14, 2005 respectively. On June 15, 2005, we issued a notice for the redemption of the $100 million aggregate principal amount of floating rate senior notes due 2012. On July 15, 2005, we redeemed all of the floating rate notes at a redemption price of 103% of the principal amount.

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

        Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. For the period of July 1, 2005 through June 30, 2006, we expect to spend between £280 million and £320 million on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

        Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the six months ended June 30, 2005, our cash increased by £584.9 million; however, this was principally because of the proceeds from the sale of our broadcast operations.

        Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our credit facility, will be sufficient for our cash requirements through at least June 30, 2006. However, our cash requirements after June 30, 2006 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the senior notes or our senior credit facility from incurring additional indebtedness.

        We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries' existing and future indebtedness, the application of tax rules and regulations in the US and the UK and the laws of the jurisdictions under which those subsidiaries are organized may limit the payment of dividends, loan repayments and other distributions to us under many circumstances or may make these transactions impractical or economically inefficient.

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

Interest rate swaps

        We have entered into a number of interest rate swaps to hedge the variability in future interest payments on the senior credit facility which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The net settlement of £2.0 million under the interest rate swaps is included within interest expense for the six months ended June 30, 2005.

        We have designated the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency interest rate swaps

        We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the 8.75% Senior Notes due 2014, the interest payments on the Floating Rate Senior Notes due 2012, and variable rate based on LIBOR interest payments on the senior credit facility due 2012, denominated in U.S. dollars and euros. Under the cross-currency interest rate swaps we receive interest in U.S. dollars at a rate of 8.75%, and U.S. dollar and euros at a variable rate based on LIBOR, and we pay interest in pound sterling at a rate of 9.42%, and at a variable rate based on LIBOR. The net settlement of £3.4 million under the cross-currency interest rate swap is included within interest expense for the six months ended June 30, 2005.

        We have designated the cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in the pound sterling value of the interest payments on the Senior Notes and senior credit facility that result from changes in the U.S. dollar, pound sterling and euro exchange rates. The cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. For cross-currency interest swaps deemed to be effective under FAS 133, changes in the fair value are recorded either within other comprehensive income (loss). Changes in the fair value of interest rate swaps deemed to be ineffective are recorded in interest expense.

Foreign currency forward contracts

        We have entered into a number of forward contracts maturing on April 14, 2009 to purchase a total of $820.2 million and €151.0 million. The contracts hedge the variability in the pound sterling value of the principal obligation of the 8.75% senior notes and on the senior credit facility based on a variable rate of LIBOR, resulting from changes in the U.S. dollar and euro exchange rates.

        The forward contracts are not effective as hedges under FAS 133. The forward contracts are still recognized as either assets or liabilities and measured at fair value but changes in the fair value are reported in the income statement. However, the forward contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of the U.S. dollar and euro denominated senior notes and senior credit facility into pounds sterling.

Description of Outstanding Indebtedness

        The terms of the significant notes and credit facilities issued by our subsidiaries as at June 30, 2005 are summarized below.

Senior Credit Facility

  •
  The principal amount outstanding is £1,474.3 million. Our senior credit facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling £1,474.3 million and a revolving facility of £250 million. The term facility was fully drawn and the revolving facility was undrawn at June 30, 2005. On February 4, 2005 and June 14, 2005 we repaid and cancelled amounts totaling £700 million of the term facility. On July 14, 2005 we repaid and cancelled a further £23 million of the term facility.

  •
  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At June 30, 2005, the effective average annual interest rate on the term facility was 7.08%. Interest is payable at least semi-annually.

  •
  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004. The voluntary prepayment of £500 million made on February 4, 2005 included the scheduled repayments due in 2005 and the prepayment of £200 million made on June 14, 2005 included the scheduled repayments due in 2006 and reduced the scheduled repayments thereafter.

  •
  Most of our assets are secured under the senior credit facility.

  •
  We are subject to financial maintenance tests under our senior credit facility, including tests of liquidity, coverage and leverage ratios applied to us and some of our subsidiaries. As at June 30, 2005, we were in compliance with these covenants.

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

  •
  Floating Rate Senior Notes due October 15, 2012—The principal amount at maturity is $100 million. The interest rate on the floating rate senior notes is three-month LIBOR plus 5.00%. Interest is payable quarterly on January 15, April 15, July 15 and October 15, commencing July 15, 2004. On July 15, 2005 we redeemed the floating rate senior notes in full.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of June 30, 2005, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	£2,295.5	£0.3	£157.7	£277.4	£1,860.1
Capital Lease Obligations	118.0	4.4	8.6	8.1	96.9
Operating Leases	323.3	41.2	72.7	51.9	157.5
Unconditional Purchase Obligations	137.4	136.2	1.2	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	£2,874.2	£182.1	£240.2	£337.4	£2,114.5

        The following table includes information about our commercial commitments as of June 30, 2005. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	£20.3	£12.0	£—	£—	£8.3
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	£20.3	£12.0	£—	£—	£8.3

        Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Transactions with Related and Certain Other Parties

        We completed a transaction on April 13, 2004 in which our indirect wholly owned subsidiary, NTL Cable PLC, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, € 225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. Some of our significant stockholders were holders of the 10% senior sterling notes due 2008 and 9 1/8% senior notes due 2008 of Diamond Holdings Limited and of the 11.2% discount debentures due 2007 of NTL (Triangle) LLC, which were redeemed on May 13, 2004 in connection with the transaction. Some of these stockholders, including managed accounts and affiliates of W.R. Huff Asset Management Co., L.L.C., acquired a substantial quantity of the notes issued in the transaction. On behalf of managed accounts and affiliates, W.R. Huff Asset Management Co., L.L.C. is a significant participant in the market for non-investment grade debt securities.

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

        Also, all of our revenues and a substantial portion of our operating costs are earned and paid in pound sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of June 30, 2005, £513.2 million, or 22.0% of our long-term debt, was denominated in U.S. dollars and £253.7 million, or 10.9%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See Note 7—Derivative Instruments and Hedging Activities and Management's Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities.

        The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of June 30, 2005, about our long-term fixed and variable interest rate debt by maturity that is sensitive to changes in interest rates and foreign currency exchange rates (in millions, except percentages).

	Six months ended December 31, 2005	Year ended December 31,
								Fair Value June 30, 2005
		2006	2007	2008	2009	Thereafter	Total
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$443.1
Average interest rate						8.75%
Average forward exchange rate						£0.56
Pound Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£382.5
Average interest rate						9.75%
Euro
Fixed rate	—	—	—	—	—	€225.0	€225.0	€237.4
Average interest rate						8.75%
Average forward exchange rate						£0.76
US Dollars
Variable Rate	—	—	—	—	—	$100.0	$100.0	$102.8
Average interest rate						LIBOR plus 5%
Average forward exchange rate						£0.57
Pound Sterling
Variable Rate	£—	£—	£99.4	£135.3	£132.9	£199.4	£567.0	£567.0
Average interest rate			LIBOR plus 1.75%	LIBOR plus 1.75%	LIBOR plus 1.75%	LIBOR Plus 1.75%
Pound Sterling
Variable Rate	—	—	—	—	—	£585.0	£585.0	£585.0
Average interest rate						LIBOR plus 3.00%
Euro
Variable Rate	—	—	—	—	—	€151.0	€151.0	€151.0
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						£0.73
US Dollars
Variable Rate	—	—	—	—	—	$395.2	$395.2	$395.2
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						£0.56

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

        Two separate proceedings that were initiated in the U.S. Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. requesting that we be held liable for alleged damages attributable to their trading in our "when-issued" common stock prior to the completion of the Plan were voluntarily dismissed by the plaintiffs in June 2003 without prejudice to recommencement in state court where related litigation against third parties is pending. The third parties are primarily the counterparties to the various trades made by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. On March 16, 2004, in an action to which we are not a party, a state court in New York granted the summary judgment motion of a U.S. broker dealer to require that "when-issued" trading in our common stock prior to the completion of the Plan be settled on an adjusted basis by the parties to the action in a manner to be set forth in an order of the state court, which was entered on July 1, 2004. Several plaintiffs have appeals pending. On March 30, 2004, Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold us and PTV liable for alleged damages attributable to some of their trading in our common stock on a "when-issued" basis. Other parties could assert similar claims. On April 13, 2004, the plaintiff agreed to adjourn the case until there has been a final determination in the aforementioned state court action, including any appeals in that action, by the U.S. broker dealer.

        We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters is expected to have a material adverse effect on our financial position, results of operation or cash flow.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Purchases of Equity Securities by the Issuer

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1 – 31, 2005	—	$—	—	$843,030,000
February 1 – 28, 2005	1,891,255	$68.5770	1,891,255	713,286,051
March 1 – 31, 2005	—	$—	—	713,286,051
April 1 – 30, 2005	1,349,685	$63.3997	1,349,685	627,682,645
May 1 – 31, 2005	—	$—	—	—
June 1 – 30, 2005	—	$—	—	—

Total	3,240,940	$66.4210	3,240,940	$627,682,645

(1)
On January 31, 2005 we announced our plans to repurchase up to an aggregate of £475 million of our common stock through one or more of the following methods: an open market program, one or more tender offers, or one or more private transactions. We effected repurchases of an aggregate of 3,240,940 shares of our common stock in the open market in the months of February and April, 2005 for an aggregate consideration of approximately £114.0 million. Based upon an exchange rate of $1.7748 to £1.00, the noon buying rate on August 5, 2005, this would mean that approximately $627,682,645 of repurchases could be made in the future. Any repurchases would be effected using proceeds from the sale of our broadcast operations, which were paid to us in pounds sterling. Accordingly, the actual maximum amount may differ due to changes in prevailing exchange rates. Since the repurchase program is subject to market factors, our competitive environment, exchange rates and other factors, no assurances can be made as to the method of undertaking repurchases, the schedule of any repurchases or whether we will continue repurchasing shares of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on May 19, 2005. The following nominees were elected as directors, each to hold office for a period of three years, by the votes set forth below:

Nominee	For	Withheld
James F. Mooney	72,399,434	7,669,479
William R. Huff	76,372,123	3,696,790
George R. Zoffinger	76,708,599	3,360,314

        The following directors have terms continuing after the annual meeting of stockholders: Edwin M. Banks, Simon P. Duffy, Charles K. Gallagher, Jeffrey D. Benjamin and David Elstein.

        The appointment of Ernst & Young LLP as our independent auditor for the year ended December 31, 2005 was ratified by the votes set forth below:

Votes
For	78,736,843
Against	930,283
Abstained	401,787

        The adoption of share issuance feature of the NTL Group 2005 Bonus Scheme was ratified by the votes set forth below:

Votes
For	63,692,693
Against	1,552,353
Abstained	29,432
Broker non-votes	14,794,435

        The adoption of the share issuance feature of the Long Term Incentive Plan was ratified by the votes set forth below:

Votes
For	61,468,658
Against	3,743,018
Abstained	62,808
Broker non-votes	14,794,435

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

4.1	Form of Senior Exchange Note.
4.2	Form of Floating Rate Senior Exchange Note.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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