Form 10-K/A
period 2004-12-31
NTL INC
filed 2005-09-08
CIK 906347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

EXPLANATORY NOTE

        This Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 restates our Consolidated Financial Statements for 2004, 2003 and 2002. We have restated our consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to account for: (i) the sale of our operations in the Republic of Ireland on May 9, 2005, and (ii) the change in our reporting currency from U.S. dollars to U.K. pounds sterling. We have restated our financial statements to account for our operations in the Republic of Ireland as a discontinued operation and, accordingly, have reclassified the assets and liabilities of the operations in the Republic of Ireland as of December 31, 2004 and 2003 to assets held for sale and liabilities of discontinued operations, respectively and removed the results of operations of our operations in the Republic of Ireland from our results of continuing operations for the years ended December 31, 2004, 2003 and 2002. Following the disposal of our operations in the Republic of Ireland, all of our revenue from continuing operations and substantially all of our assets are now denominated in pounds sterling. Consequently, we now report our results of operations and financial position in pounds sterling, and have restated our historical financial statements for the above periods to reflect this change in reporting currency. Further information on this restatement can be found in Notes 1(c), Organization and Business—Currency of financial statements, and 4(b), Discontinued operations—Ireland operations, to the accompanying consolidated financial statements and the sections titled "Changes in financial reporting, and Discontinued operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

        This Form 10-K/A only amends and restates Part II—Items 6, 7 and 8 and Part IV—Item 15, Schedule I, Schedule II, Exhibit 12.1 (Computation of Ratio of Earnings to Fixed Charges), and Exhibit 21.1 (List of subsidiaries of registrant) of our Form 10-K as previously amended, and no other information in the Form 10-K is amended. The Form 10-K/A, including these items, has not been updated to reflect other events occurring after the original filing of our Form 10-K (except those noted in our previous amendments of our Form 10-K). In addition, as required by the SEC rules, our Form 10-K/A includes a new consent of the Company's independent registered public accounting firm and currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer. These are attached as Exhibits 23.1, 31.1, 31.2 and 32.1.

        Consequently, except as noted above, this Form 10-K/A continues to speak as of the date of the original filing of our Form 10-K (March 16, 2005), and the Company has not updated the disclosure in this Form 10-K/A to reflect subsequent events.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

		Page
PART II
Item 6.	Selected Financial Data	3
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 8.	Financial Statements and Supplementary Data	34
PART IV
Item 15.	Exhibits and Financial Statement Schedules	35
SIGNATURES		41
Index to Consolidated Financial Statements and Financial Statement Schedules		F-1

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

        On May 9, 2005, we sold our operations in the Republic of Ireland. We have restated the historical consolidated financial information to account for the Ireland operations as a discontinued operation. The assets and liabilities of the Ireland operations have been reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations of the Ireland operations have been removed from our results of continuing operations for all periods presented.

        Following the disposal of our operations in the Republic of Ireland, all of our revenue from continuing operations and substantially all of our assets are denominated in UK pounds sterling. Consequently, we now report our results in pounds sterling. Financial information for all periods presented has been restated accordingly.

        We entered into an agreement for the sale of our broadcast operations on December 1, 2004 and closed the sale on January 31, 2005. As of December 31, 2004, we have accounted for the broadcast operations as a discontinued operation. Therefore, the results of operations of the broadcast operations have been excluded from the components of loss from continuing operations and the assets and liabilities of the broadcast operations have been reported as assets held-for-sale and liabilities of discontinued operations, respectively, for all periods presented.

        We operated our business as a debtor-in possession subject to the jurisdiction of the Bankruptcy Court beginning on May 8, 2002, the date that we, NTL Europe and certain of our and NTL Europe's subsidiaries filed the Plan under Chapter 11 of the U.S. Bankruptcy Code, until January 10, 2003. Accordingly, we have prepared our consolidated financial statements in accordance with SOP 90-7.

        Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of our outstanding public notes were canceled other than the notes issued by Diamond Holdings Limited and NTL (Triangle) LLC, and we acquired all of the outstanding public notes of Diamond Cable Communications Limited. In connection with our emergence from Chapter 11 reorganization, some of our subsidiaries and we issued $558.2 million aggregate principal amount at maturity of 19% Senior Secured Notes due 2010, or Exit Notes, on January 10, 2003. Initial purchasers of our Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million, or £310.7 million.

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

        On November 17, 2003, we completed a rights offering, pursuant to which 35,853,465 shares of our common stock were issued. In connection with the rights offering, we received gross proceeds of approximately $1,434 million, or £846.0 million. From the net proceeds of approximately $1,367 million, or £806.5 million, we repaid in full all obligations under our Exit Notes and, together with cash on hand, our working capital facility. In addition, we used part of the net proceeds as inter-company funding to one of our subsidiaries and the balance for general corporate purposes.

        We have a number of stock-based employee compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. We selected the prospective method of adoption permitted by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or FAS 148. Accordingly, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. In the year ended December 31, 2004 we recognized £14.3 million of stock-based compensation and in the year ended December 31, 2003 we recognized £7.6 million of stock-based compensation.

        Pursuant to SOP 90-7, beginning on May 8, 2002 we ceased accruing interest expense on some of our pre-petition obligations. Our reported interest expense in 2002 excludes £429.4 million of contractual interest for the period from May 8, 2002 to December 31, 2002. Also in 2002, recapitalization expenses were £101.8 million. Recapitalization expenses include all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expenses include £24.1 million for employee retention related to substantially all of our U.K. employees and £77.7 million for financial advisory, legal, accounting and consulting costs.

        In addition, in 2002 we recorded asset impairment charges of £277.0 million consisting of non-cash charges to write down some fixed assets of £37.3 million, and goodwill of £239.7 million. We also recorded restructuring charges of £57.9 million and non-cash charges of £189.3 million primarily for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan. Amortization expense in 2002 decreased from amounts in prior periods owing to the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, or FAS 142, on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets.

        As of December 31, 2001, £9,766.2 million of our long-term debt was classified as current owing to the uncertainties about compliance with the terms and conditions of the instruments and agreements governing our debt that would give the holders of that debt the right to accelerate payment. In the fourth quarter of 2001, we recorded asset impairment charges totaling £5,379.4 million including goodwill of £5,321.1 million, license acquisition costs of £40.9 million, customer lists of £6.3 million, other intangibles of £10.4 million and investments in affiliates of £0.7 million. In addition, in 2001 we recorded restructuring costs of £136.2 million, integration and consulting costs of £66.1 million and a loss on the sale of the ConsumerCo off-net indirect access customers of £61.5 million.

        In May 2000, NTL Europe purchased ConsumerCo for an aggregate purchase price of approximately $13.1 billion, or £8.6 billion, including intangibles of approximately $8.9 billion, or £5.9 billion. We subsequently acquired ConsumerCo from NTL Europe. The net assets and results of operations of ConsumerCo are included in the consolidated financial statements beginning in May 2000. Also in 2000, we recorded restructuring charges of £38.5 million and costs of £17.7 million primarily to integrate acquired companies, mostly related to information technology integration as well as costs incurred for business rationalization consulting.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	(in millions, except per share data)
Income Statement Data:
Revenue	£2,000.3	£1,887.4	£1,854.5	£1,928.3	£1,374.9
Operating (loss)	(52.5)	(194.4)	(955.2)	(6,969.5)	(1,029.3)
(Loss) from continuing operations	(509.4)	(606.7)	(1,611.6)	(7,938.0)	(1,626.6)
Basic and diluted (loss) from continuing operations per share (pro forma for periods prior to 2003)(1)	£(5.84)	£(9.60)	£(27.09)	£(133.41)	£(27.34)
Average number of shares outstanding (pro forma for periods prior to 2003)(1)	87.2	63.2	59.5	59.5	59.5

January 1, 2003
Predecessor Company
Revenues	£—
Operating income	3,655.8
Income from continuing operations	3,655.8
Pro forma basic and diluted income from continuing operations per share	£61.44

Pro forma average number of shares outstanding	59.5

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

	As of December 31,
	2004	2003	2002	2001	2000
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	(in millions)
Cash, cash equivalents and marketable securities	£136.8	£446.1	£315.1	£172.7	£283.2
Working capital	(286.8)	(48.1)	(4,224.4)	(10,366.2)	(633.9)
Fixed assets	3,531.6	3,857.2	6,487.1	7,027.4	6,884.3
Total assets	5,493.3	6,262.1	8,102.8	8,959.9	15,477.4
Long-term debt(1)	2,952.6	3,210.6	9,795.9	9,766.2	7,919.4
Shareholders' equity (deficit)	1,574.5	2,068.6	(3,218.9)	(2,187.5)	6,025.1

(1)
As of December 31, 2002, long-term debt of £3,698.2 million was classified as current and £6,097.7 million was classified as liabilities subject to compromise. As of December 31, 2001, there was £9,766.2 million of long-term debt classified as current.

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

        We provide services to two categories of customers: residential customers and business customers as follows:

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

        Our consolidated revenue for the year ended December 31, 2004 was £2.0 billion. Our revenues by sales channel as a percentage of total revenue for the years ended December 31, 2004, 2003 and 2002 are set forth in the table below:

	Year ended December 31,
	2004	2003	2002
Revenue:
Consumer	75.4%	73.5%	71.1%
Business	24.6%	26.5%	28.9%

Total revenue	100.0%	100.0%	100.0%

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

        On December 1, 2004, we reached an agreement to sell our broadcast operations to a consortium led by Macquarie Communications Infrastructure Group. The sale closed on January 31, 2005. The cash proceeds from the sale were approximately £1.3 billion. Our broadcast operations provided site leasing, broadcast transmission, satellite, media, public safety communications and other network services, utilizing broadcast transmission infrastructure, wireless communications and other facilities.

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

        As a result of the disposal of our Ireland operations in the second quarter of 2005, all of our revenue from continuing operations and significantly all of our assets are denominated in pounds sterling. Consequently, we now report our results of operations and financial position in pounds sterling. Financial information for all periods presented in this report is restated accordingly.

Discontinued Operations

        As a result of the sale of our broadcast and Ireland operations, we are accounting for the broadcast and Ireland operations as discontinued operations. Financial information for all prior periods presented in this report is restated accordingly. Accordingly, the results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively, for all periods in this report. Revenue from the broadcast operations reported in discontinued operations for the years ended December 31, 2004, 2003 and 2002 was £277.8 million, £268.6 million, and £257.3 million respectively. Pre-tax income from broadcast operations, reported as pre-tax income from discontinued operations, for the years ended December 31, 2004, 2003 and 2002, was £11.2 million, £20.9 million, and £54.6 million respectively. Revenue from the Ireland operations reported in discontinued operations for the years ended December 31, 2004, 2003 and 2002 was £72.6 million, £72.5 million, and £59.9 million respectively. Pre-tax income (loss) from Ireland operations, reported as pre-tax income from discontinued operations, for the years ended December 31, 2004, 2003 and 2002, was £14.0 million, £1.0 million, and £(37.2) million respectively.

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

	Three months ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Opening customers(1)	3,164,600	3,082,100	3,070,600	3,007,100	2,929,600
Data cleanse(2)	(20,000)	2,700	(6,100)	(6,200)	—
Adjusted opening customers	3,144,600	3,084,800	3,064,500	3,000,900	2,929,600
Customer additions	185,200	190,700	169,700	191,600	183,200
Customer disconnections	(151,000)	(148,900)	(116,600)	(121,900)	(105,700)
Net customer movement	34,200	41,800	53,100	69,700	77,500
Reduction in customer count(3)	(42,000)	(23,800)	(35,500)	0.0	0.0
Closing customers(1)	3,136,800	3,102,800	3,082,100	3,070,600	3,007,100
Churn(4)	1.6%	1.6%	1.2%	1.3%	1.2%
Revenue generating units(2),(3),(5)
Television	1,979,600	2,056,100	2,070,600	2,048,900	2,023,600
DTV	1,382,500	1,414,700	1,408,700	1,371,000	1,330,000
Telephone	2,638,500	2,681,400	2,693,700	2,705,700	2,664,200
Broadband	1,330,300	1,174,400	1,094,200	1,028,800	949,200
Total Revenue Generating Units	5,948,400	5,911,900	5,858,500	5,783,400	5,637,000
RGU/Customers	1.90	1.91	1.90	1.88	1.87
Internet dial-up and DTV access(6)	754,800	346,900	393,900	468,400	463,500
Average revenue per user(7)	£41.43	£40.78	£40.09	£40.61	£40.75

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

        Currency Movements.    We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro, the effective cost of servicing our U.S. dollar debt or euro debt will be higher. As of December 31, 2004, £480.3 million, or 15.9% of our long-term debt, was denominated in U.S. dollars and £265.7 million, or 8.8%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

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

        We continue to evaluate how many billing systems we will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the potential for disruption in the business from additional migration of data. During 2004, we re-phased the program schedule so that it would be substantially completed in the second quarter of 2005. We are currently reevaluating the timing of the program's completion, and accordingly no assurance can be made as to the timing of further integration efforts. The total cost of the integration program is estimated to be approximately £103.0 million, of which we have incurred approximately £88.5 million through December 31, 2004.

        Call Center Consolidation.    On April 7, 2004, we announced the consolidation over the next 18 months of our 13 U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of December 31, 2004, we have incurred £23.8 million of costs, and we expect to incur a total approximately £29.0 million of costs to execute this program including property costs that will be expensed as the properties are vacated.

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

Fixed Assets

  •
  Fixed assets, net, totaled £3,531.6 million and £3,857.2 million, representing 64.3% and 61.6% of total assets at December 31, 2004 and December 31, 2003, respectively. In accordance with SOP 90-7, upon our emergence from Chapter 11 reorganization, we adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of our fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of our fixed assets at January 1, 2003. Fixed assets, net were written down by £2,195.7 million to reflect this adjustment. Fixed assets acquired since January 1, 2003, are stated at cost less accumulated depreciation.

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

  •
  Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalized costs based upon estimated allocations. We are continuing to enhance our processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized in the years ended December 31, 2004, 2003 and 2002 were approximately £53.2 million, approximately £69.0 million, and approximately £105.8 million, respectively.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets.

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(in millions)
Labor and overhead costs capitalized	£53.2	£69.0	£105.8
Total operating costs and selling, general and administrative expenses	1,329.9	1,289.7	1,322.2
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	4.0%	5.4%	8.0%
Purchase of fixed assets	274.5	327.9	386.6
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	19.4%	21.0%	27.4%

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

Pensions

        We account for our defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions, or FAS 87, and the disclosure rules under the revised FASB Statement No. 132 (Revised 2003) Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of £1.8 million and £1.4 million in 2004 and 2003 respectively. We expect our pension expense to be approximately £2.3 million in 2005.

        The fair value of our plan assets increased from £164.5 million at December 31, 2003 to £193.3 million at December 31, 2004. We contributed £15.1 million in cash to our defined benefit pension plans in 2004.

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

        We discounted our future pension obligations using rates of between 4.8% and 5.3% at December 31, 2004, and rates of between 5.5% and 6.0% at December 31, 2003. We determine the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% would increase our pension liability at December 31, 2004 by approximately £26.1 million and increase our estimated 2005 pension expense by approximately £1.7 million.

        At December 31, 2004, we have unrecognized actuarial losses of £12.5 million. These losses will be recognized as a component of pension expense in future years. Our estimated 2005 pension expense of £2.3 million includes the recognition of approximately £0.2 million of these losses.

        Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

        At December 31, 2004, all of our pension plans have projected benefit obligations exceeding plan assets totaling £89.5 million. We will need to fund these deficits in accordance with the laws and regulations of the U.K. We expect to contribute a total of £60.1 million in 2005, of which £56.6 million represents a single contribution agreed with the trustees of our pension plans to reduce the deficit in two of our pension plans, including £55.0 million to be paid to our largest defined benefit pension plan.

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

        In relation to our restructuring activities, we have recorded a liability of £28.4 million as of December 31, 2004 relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given to sublessees, and amounts of lease termination costs.

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

Consolidated Results of Operations from Continuing Operations

Years Ended December 31, 2004 and 2003

Revenue

        For the year ended December 31, 2004, consolidated revenue increased by 6.0% to £2,000.3 million from £1,887.4 million for 2003. Our revenue by customer type for the years ended December 31, 2004 and 2003 are as follows (in millions):

	2004	2003	Increase (decrease)
Revenues:
Consumer	£1,507.3	£1,386.5	8.7%
Business	493.0	500.9	(1.6)%

Total revenues	£2,000.3	£1,887.4	6.0%

        Consumer:    For the year ended December 31, 2004, revenue from residential customers increased by 8.7% to £1,507.3 million from £1,386.5 million for 2003. This increase is due to an increase in RGUs in 2004, particularly as a result of customers taking our broadband internet services, as well as price increases in 2004.

        Business:    For the year ended December 31, 2004, revenue from business customers decreased by 1.6% to £493.0 million from £500.9 million for 2003. This decrease is because of fewer customers, major installations and orders as we continued our strategy of focusing on a smaller but more profitable customer base. In addition, we have experienced lower telephone usage revenue per customer because of increased competition in the business telecommunications market, together with a move towards the use of mobile telephones rather than fixed lines. This decrease has been partly mitigated by higher revenue from wholesale call termination and higher revenue from wholesale internet access solutions provided to ISPs.

Expenses

        Operating Costs.    For the year ended December 31, 2004, operating costs, including network expenses, increased by 4.9% to £827.7 million from £788.9 million for the same period in 2003. Operating costs as a percentage of revenue decreased to 41.4% for the year ended December 31, 2004, from 41.8% for the same period in 2003 primarily because revenue growth was focused on higher-margin products and customers, particularly broadband internet services to residential customers.

        Selling, general and administrative expenses.    For the year ended December 31, 2004, selling, general and administrative expenses increased to £502.2 million from £500.8 million for the same period in 2003. Selling, general and administrative expenses as a percentage of revenue decreased to 25.1% for the year ended December 31, 2004, from 26.5% for the same period in 2003. Decreases in the cost of our outsourced information technology services, savings in property and related facility costs, and reductions in employee costs and other cost efficiencies have been largely offset by increased charges for bad debts, sales and marketing costs and involuntary employee termination costs following further business rationalizations in the fourth quarter of 2004.

Other charges

        Other charges of £23.8 million in the year ended December 31, 2004 relate to restructuring charges incurred in connection with our call center consolidation program. Of the costs of £23.8 million incurred in connection with our call center consolidation program, £12.4 million relates to involuntary employee termination and related costs in respect of approximately 2,000 employees of whom approximately 250 were still employed by us as of December 31, 2004, £2.4 million relates to lease exit costs, and £9.0 million relates to other costs of the consolidation program, including recruitment and training of new employees at the new sites.

        Other charges of £22.3 million for the year ended December 31, 2003 included £19.9 million relating to restructuring charges for involuntary employee termination and related costs and £2.4 million in respect of professional fees. Restructuring charges of £19.9 million comprised new charges of £23.8 million less releases of £3.9 million in respect of provisions no longer required. Restructuring charges of £23.8 million in the year ended December 31, 2003 related to our action to reorganize, resize and reduce operating costs and create greater efficiency in various areas. The involuntary employee termination and related costs were incurred in respect of approximately 940 employees who were terminated in the year ended December 31, 2003, all of whom ceased employment by December 31, 2004.

        The following table summaries the restructuring charges incurred and utilized in the year ended December 31, 2004 and 2003 (in millions):

	Involuntary employee termination and related costs	Lease exit costs	Agreement modifications	Other	Total
Balance, December 31, 2002	£11.7	£47.6	£0.7	£0.8	£60.8
Released	(2.1)	(0.7)	(0.2)	(0.9)	(3.9)
Charged to expense	23.4	—	0.3	0.1	23.8
Utilized	(33.0)	(8.1)	(0.5)	—	(41.6)

Balance, December 31, 2003	—	38.8	0.3	—	39.1
Released	—	—	—	—	—
Charged to expense	12.4	2.4	—	9.0	23.8
Utilized	(10.7)	(12.8)	(0.1)	(9.0)	(32.6)

Balance, December 31, 2004	£1.7	£28.4	£0.2	£—	£30.3

Depreciation expense

        For the year ended December 31, 2004, depreciation expense decreased to £594.9 million from £666.9 million for the same period in 2003. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2003.

Amortization expense

        For the year ended December 31, 2004, amortization expense increased slightly to £104.2 million from £102.9 million for the same period in 2003. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the year ended December 31, 2004, interest expense decreased to £271.0 million from £456.5 million for the same period in 2003, primarily as a result of the repayment of £0.7 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense.

        We paid interest in cash of £298.5 million for the year ended December 31, 2004, and £356.9 million for the year ended December 31, 2003. The decrease in cash interest payments resulted from the repayment of £0.7 billion of indebtedness in November 2003 from the proceeds of our rights offering and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense and rescheduled some interest payments.

Loss on extinguishment of debt

        For the year ended December 31, 2004, loss on extinguishment of debt was £162.2 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of £6.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of £63.8 million and unamortized discount of £92.0 million on the redemption of the Diamond notes and the Triangle debentures and the repayment of the then-existing senior credit facility.

Foreign currency transaction (losses) gains

        For the year ended December 31, 2004, foreign currency transaction losses were £24.4 million as compared with gains of £33.0 million for 2003. These losses for the year ended December 31, 2004 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized losses of £35.7 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since £480.3 million of our indebtedness is denominated in U.S. dollars and £265.7 million is denominated in euros.

Income tax expense

        For the year ended December 31, 2004, income tax expense was £5.0 million as compared with income tax expense of £0.1 million for the same period in 2003. The 2004 and 2003 expense is composed of (in millions):

	2004	2003
U.S. state and local income tax	£1.3	£1.0
Deferred U.S. income tax	3.6	—
Alternative minimum tax	0.1	—
Deferred non-U.S. income tax	—	(0.9)
Non-U.S. current tax	—	—

Total	£5.0	£0.1

        In 2004, we paid £0.1 million of the alternative minimum tax and £0.1 million of U.S. state and local tax expense for 2004. None of the remaining 2004 income tax expense is expected to be payable in the next year.

Loss from continuing operations

        For the year ended December 31, 2004, loss from continuing operations was £509.4 million compared with a loss of £606.7 million for the same period in 2003. The reduction in loss from continuing operations is attributable to our improved operating performance and savings in interest expense partly offset by the loss on extinguishment of debt.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2004 was £5.84 and for the year ended December 31, 2003 was £9.60. Basic and diluted loss from continuing operations per share is computed using an average of 87.2 million shares issued in the year ended December 31, 2004 and an average of 63.2 million shares issued for the same period in 2003. Options to purchase 3.1 million shares and 0.1 million shares of restricted stock at December 31, 2004 are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such options and shares is anti-dilutive.

Years Ended December 31, 2003 and 2002

Revenue

        For the year ended December 31, 2003, consolidated revenue increased by 1.8% to £1,887.4 million from £1,854.5 million during the same period in 2002. Our revenue by customer type for the years ended December 31, 2003 and 2002 are as follows (in millions):

	2003	2002	Increase (decrease)
Revenues:
Consumer	£1,386.5	£1,318.7	5.1%
Business	500.9	535.8	(6.5)%

Total revenues	£1,887.4	£1,854.5	1.8%

        Consumer:    For the year ended December 31, 2003, revenue from residential customers increased by 5.1% to £1,386.5 million from £1,318.7 million during the same period in 2002. This increase resulted from more customers subscribing to our broadband internet services, an increase in our customer base, and the impact of price increases for our broadband internet services and our cable television services. These increases were partly offset by a reduction in our revenue from residential customers who are not on our cable network. In the year ended December 31, 2002, we provided billing and other related services to the purchaser of the ConsumerCo off-net indirect access business which we sold in November 2001; these services ceased during the fourth quarter of 2002.

        Business:    For the year ended December 31, 2003, revenue from business customers decreased by 6.5% to £500.9 million from £535.8 million during the same period in 2002. This decrease was primarily because of fewer customers, major installations and orders as we executed our strategy of focusing on a smaller but more profitable customer base. The decline was also affected by the excess capacity in the carriers market that adversely affected pricing during 2003 and hampered our ability to obtain new business. In addition, during the year ended December 31, 2002, we were able to recognize some revenue, which had previously been deferred, as a result of the insolvency of certain customers which released us from our obligations under our contracts with them. This revenue was not repeated for the year ended December 31, 2003. The decline in revenue was partially offset by our selling of additional services to our existing customers and by increased revenue from mobile telecommunications operators. We also increased our revenue from our wholesale internet access services through arrangements with other U.K. ISPs. However, this was partly offset by a reduction to revenue previously billed by us to our wholesale internet customers in respect of a reduction in port charges billed to us by BT.

Expenses

        Operating Costs.    For the year ended December 31, 2003, operating costs, including network expenses, decreased by 7.8% to £788.9 million from £855.9 million for 2002. Operating costs as a percentage of revenue declined to 41.8% for the year ended December 31, 2003, from 46.2% for 2002. The decrease in operating costs as a percentage of revenue was primarily a result of reductions in television programming costs because of renegotiated contracts, which included expanded channel line ups, and in telephone interconnection costs as a result of our effort to route our outbound traffic more effectively and the recent regulatory authority ruling related to mobile interconnect cost reductions. The increase in revenue from broadband internet services also contributed to the decrease in operating costs as a percentage of revenue, as the margin on this revenue is higher than other products. In addition, we experienced lower costs as we continued to focus on a smaller but more profitable base of business customers. We also benefited from a release of certain accruals in respect of interconnection and related charges which are no longer required. Finally, we benefited from a reduction in charges from local authorities in respect of rates payable on our network, and in port charges previously billed to us following the Oftel investigation into BT's pricing formula.

        These reductions were partly offset by the expensing of costs that were no longer applicable to capital activities and therefore no longer capitalized, together with the impact of the release of certain balance sheet provisions in 2002 which were not repeated in 2003.

        Selling, general and administrative expenses.    For the year ended December 31, 2003, selling, general and administrative expenses increased by 7.4% to £500.8 million from £466.3 million for 2002. Selling, general and administrative expenses as a percentage of revenue increased to 26.5% for the year ended December 31, 2003, from 25.1% for 2002. The increase in these expenses was primarily because of higher marketing and selling activities in 2003 which were curtailed in 2002 as a result of our reorganization. In addition employee costs increased in 2003 compared with 2002 due to implementation of incentive compensation plans. These included increased bonus costs as a result of performance achievements above target, introduction of a long term incentive plan, and the adoption of FAS 123. We also incurred increased pension costs in respect of our defined benefit schemes. Finally, selling general and administrative costs increased because of the expensing of costs that were no longer applicable to capital activities and therefore no longer capitalized, and the releases of certain balance sheet provisions in 2002 which were not repeated in 2003.

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

Other charges

        Other charges of £22.3 million for the year ended December 31, 2003, included £19.9 million relating to restructuring charges for involuntary employee termination and related costs and £2.4 million in respect of professional fees. Restructuring charges of £19.9 million comprised new charges of £23.8 million less releases of £3.9 million in respect of provisions no longer required. Restructuring charges of £23.8 million in 2003 related to our actions to reorganize, resize and reduce operating costs and create greater efficiency in various areas. The involuntary employee termination charges were incurred in respect of approximately 940 employees who were terminated in the year ended December 31, 2003, all of whom ceased employment by December 31, 2003.

        Other charges of £247.2 million in the year ended December 31, 2002 included restructuring charges of £57.9 million and non-cash charges of £189.3 million, primarily for allowances for the cancellation of receivables from our former parent company and some of its subsidiaries in accordance with our restructuring under Chapter 11. Restructuring charges of £57.9 million in 2002 related to our actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of £5.0 million of the 2002 restructuring charges were for the write-off of equipment and other assets that were not in use and did not require any future cash outlays. Involuntary employee termination and related costs in 2002 related to approximately 680 employees, of which approximately 345 employees were still employed by us as of December 31, 2002, but were terminated by December 31, 2003. The following table summarizes the restructuring charges incurred and utilized in 2002 and 2003 (in millions):

	Employee severance and related costs	Lease exit costs	Agreement modifications	Other	Total
Balance, December 31, 2001	£43.1	£18.8	£18.4	£—	£80.3
Released	(0.4)	(10.0)	(7.7)	—	(18.1)
Charged to expense	15.0	51.2	0.8	9.0	76.0
Utilized	(46.0)	(12.4)	(10.8)	(8.2)	(77.4)

Balance, December 31, 2002	11.7	47.6	0.7	0.8	60.8
Released	(2.1)	(0.7)	(0.2)	(0.9)	(3.9)
Charged to expense	23.4	—	0.3	0.1	23.8
Utilized	(33.0)	(8.1)	(0.5)	—	(41.6)

Balance, December 31, 2003	£—	£38.8	£0.3	£—	£39.1

Depreciation expense

        For the year ended December 31, 2003, depreciation expense decreased to £666.9 million from £920.9 million in 2002, primarily as a result of the £2,195.7 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003. This decrease in carrying value of fixed assets was because of the adoption of fresh-start reporting, which included a reassessment of the remaining useful lives of these assets.

Amortization expense

        For the year ended December 31, 2003, amortization expense increased to £102.9 million from £42.4 million in 2002. This increase in amortization expense was as a result of the £307.0 million increase in the carrying value of our customer lists as of January 1, 2003 because of the adoption of fresh-start reporting, which is amortized over three to five years.

Interest expense

        For the year ended December 31, 2003, interest expense decreased to £456.5 million from £519.3 million in 2002, primarily as a result of the cancellation of £5,894.3 million of debt on January 10, 2003 in connection with our emergence from Chapter 11 reorganization. In the year ended December 31, 2002, interest expense included interest on this debt only through to May 8, 2002. Pursuant to SOP 90-7, in the period from May 8, 2002 to December 31, 2002, interest expense was included in the results of operations only to the extent that it would be paid during the bankruptcy proceeding or that it was probable that it would be an allowed priority, secured or unsecured claim. Accordingly, interest expense for the year ended December 31, 2002 excluded £429.4 million of contractual interest. The saving in interest from the cancellation of debt on January 10, 2003 was partly offset by:

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

        We paid interest in cash of £356.9 million for the year ended December 31, 2003, and £272.9 million for the year ended December 31, 2002. With respect to the interest payment of $50.4 million on the Exit Notes due on July 1, 2003, we elected to pay the interest through the issuance of additional "pay-in-kind" notes. We issued $56.1 million aggregate principal amount at maturity of Exit Notes with primarily the same terms as the original Exit Notes for the interest payment.

Recapitalization expense

        For the year ended December 31, 2003 we had no recapitalization expense. For the year ended December 31, 2002, recapitalization expense was £101.8 million. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. This expense included £24.1 million for employee retention related to substantially all of our U.K. employees and £77.7 million for financial advisory, legal, accounting and consulting costs.

Foreign currency transaction gains (losses)

        For the year ended December 31, 2003, foreign currency transaction gains were £33.0 million as compared with losses of £62.6 million for 2002. These gains in 2003 were primarily because of the effect of changes in exchange rates on U.S. dollar denominated debt of our subsidiaries, Diamond Holdings and NTL Triangle. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax expense (benefit)

        For the year ended December 31, 2003, income tax expense was £0.1 million as compared with income tax benefit of £5.8 million in 2002. The 2003 and 2002 expense (benefit) is composed of (in millions):

	2003	2002
U.S. state and local income tax	£1.0	£(0.8)
Deferred non-U.S. income tax	(0.9)	(5.0)

Total	£0.1	£(5.8)

        None of the 2003 income tax expense is payable.

Loss from continuing operations

        For the year ended December 31, 2003, loss from continuing operations was £606.7 million as compared with a loss of £1,611.6 million in 2002. The reduction in loss from continuing operations was attributable to:

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

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per share for the year ended December 31, 2003 was £9.60 and for the year ended December 31, 2002 was £27.09. Basic and diluted loss from continuing operations per share for the year ended December 31, 2002 is computed assuming the following shares were outstanding for that year: 50.0 million shares issued in connection with the Plan, 0.5 million shares issued in connection with the issuance of the Exit Notes and 9.0 million shares as an adjustment to give effect to the impact of the rights offering.

Statement of Cash Flows

        Cash flow information provided below includes continuing and discontinued operations.

Years Ended December 31, 2004 and 2003

        For the year ended December 31, 2004, cash provided by operating activities increased to £388.9 million from £327.4 million for the same period in 2003. This increase was a result of the improvement in operating results and lower interest payments. For the year ended December 31, 2004, cash paid for interest, exclusive of amounts capitalized, decreased to £298.5 million from £356.9 million during the same period in 2003. This decrease resulted from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

        For the year ended December 31, 2004, cash used in investing activities decreased to £324.2 million from £344.7 million for the same period in 2003. The increase resulted primarily from the acquisition of the virgin.net ISP and the purchase of marketable securities, mitigated by a reduction in purchases of fixed assets and repayment of loans made to unconsolidated affiliates.

        Cash used in financing activities for the year ended December 31, 2004 was £382.3 million compared with cash provided by financing activities of £74.0 million in the year ended December 31, 2003.

        The principal components of the £382.3 million cash used in financing activities for the year ended December 31, 2004 relate to our refinancing transaction completed in April 2004 as follows:

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

        For the year ended December 31, 2003, cash provided by financing activities resulted primarily from the rights offering, from which we raised approximately £806.5 million after expenses and used the proceeds, together with cash on hand, to repay indebtedness.

Years Ended December 31, 2003 and 2002

        For the year ended December 31, 2003, cash provided by operating activities increased to £327.4 million from £171.6 million in 2002, because of the improvement in operating results and a reduction in investment in working capital as a result of the timing of receipts and disbursements. For the year ended December 31, 2003, cash paid for interest, exclusive of amounts capitalized, increased to £356.9 million from £272.9 million in 2002 primarily as a result of our resumption of payment of interest due on our outstanding debt when we emerged from bankruptcy on January 10, 2003. These payments were suspended during our reorganization process. In addition, the amendment and restatement of our Senior and Working Capital Credit Facilities in January 2003 increased the rate of interest and unfavorable movements in exchange rates increased the U.S. dollar equivalent of our sterling debt interest payments.

        For the year ended December 31, 2003, cash used in investing activities decreased to £344.7 million from £562.0 million in 2002. Cash used in investing activities for the year ended December 31, 2002, included £110.8 million of restricted cash drawn under the DIP facility (see—Our Restructuring). The DIP facility was repaid on the effective date of our reorganization from Chapter 11. Purchases of fixed assets for the year ended December 31, 2003, which are primarily related to customer premise equipment, were lower than in 2002. During 2003, we continued to restrict purchases of fixed assets in an effort to conserve cash.

        Cash provided by financing activities for the year ended December 31, 2003 was £74.0 million compared with £532.9 million cash provided for the year ended December 31, 2002.

        The principal components of the £74.0 million cash provided by financing activities in 2003 were as follows:

  •
  On November 17, 2003, we completed a rights offering, receiving gross proceeds of £846.0 million, and approximately £806.5 million after expenses from the exercise of rights; and

  •
  From the proceeds of the rights offering, we repaid in full all our obligations under our 19% Exit Notes of £324.2 million and, together with cash on hand, our working capital credit facility of £408.3 million. We also made principal payments on some of our capital leases.

        The principal components of the £532.9 million cash provided in 2002 were as follows:

  •
  Proceeds from borrowings, net of financing costs, of £446.0 million, which included £308.3 million borrowed under our working capital facility, net of costs of £6.3 million, and £152.4 million borrowed under our DIP facility, net of costs of £8.4 million; and

  •
  Proceeds from borrowings from NTL Delaware comprising the £90.0 million loan to our subsidiary NTL (UK) Group, Inc. This note was purchased on January 10, 2003 pursuant to the reorganization under Chapter 11 by one of our subsidiaries for cash consideration equal to the principal amount of the note plus accrued interest.

Liquidity and Capital Resources

        In November 2003 we completed our rights offering from which we received gross proceeds of £846.0 million. We used the net proceeds to repay in excess of £730.0 million of indebtedness.

        In the second quarter of 2004, we completed our refinancing transaction from which we raised approximately £2.9 billion indebtedness. The refinancing transaction extended the maturities on substantially all of our debt and lowered our weighted average interest expense. In particular:

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

        Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. In 2005, we expect to spend between £300 million and £340 million on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

        Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the year ended December 31, 2004, our cash decreased by £320.9 million; however, this was principally because of the refinancing transaction in April 2004 and repayments of debt in the first quarter of 2004.

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

        At December 31, 2004, all of our defined benefit pension plans have projected benefit obligations exceeding plan assets totaling £89.5 million. We will need to fund these deficits in accordance with the laws and regulations of the U.K. We expect to contribute a total of £60.1 million in 2005, of which £56.6 million represents a single contribution agreed to with trustees of our pension plans, in order to reduce the deficit in two of our pension plans, including £55.0 million to be paid to our largest defined benefit pension plan.

Derivative Instruments and Hedging Activities

        In the refinancing transaction, we incurred obligations in a combination of U.S. dollars, euros and pounds sterling at fixed and variable interest rates. As a result we are exposed to variability in our cash flows and earnings resulting from changes in foreign currency exchange rates and interest rates.

        We have entered into a number of derivative instruments with a number of counter-parties to manage our exposures to changes in interest rates and foreign currency exchange rates. The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts.

Interest rate swaps

        We have entered into a number of interest rate swaps to hedge the variability in future interest payments on the senior credit facility which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The net settlement of £0.9 million under the interest rate swaps is included within interest expense.

        We have designated the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency interest rate swaps

        We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the 8.75% Senior Notes due 2014, the interest payments on the Floating Rate Senior Notes due 2012, and variable rate based on LIBOR interest payments on the senior credit facility due 2012, denominated in U.S. dollars and euros. Under the cross-currency interest rate swaps we receive interest in U.S. dollars at a rate of 8.75%, and U.S. dollar and euros at a variable rate based on LIBOR, and we pay interest in pound sterling at a rate of 9.42%, and at a variable rate based on LIBOR. The net settlement of £2.5 million under the cross-currency interest rate swap is included within interest expense.

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

Senior Credit Facility

  •
  The principal amount outstanding is £2,165.0 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars totaling £2,165.0 million and a revolving facility of £250 million. The term facility was fully drawn and the revolving facility was undrawn at December 31, 2004. On February 4, 2005, we voluntarily prepaid £500.0 million of the term facility, reducing the principal amount outstanding to £1,665.0 million.

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

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-Term Debt	£2,974.6	£60.3	£310.7	£514.9	£2,088.7
Capital Lease Obligations	120.3	4.6	8.7	8.1	98.9
Operating Leases	326.7	39.8	71.1	58.7	157.1
Unconditional Purchase Obligations	159.6	125.9	33.7	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	£3,581.2	£230.6	£424.2	£581.7	£2,344.7

        On February 4, 2005, we voluntarily prepaid £500 million of our senior credit facility. As a consequence, the scheduled repayments of that facility in 2005 and beyond have been reduced. We provide below pro forma long-term debt contractual obligations as of December 31, 2004 had the repayments been made on that date (in millions). All other contractual obligations remain unchanged.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-Term Debt (pro forma)	£2,474.6	£0.3	£197.6	£327.4	£1,949.3

        The following table includes information about our commercial commitments as of December 31, 2004. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of commitment expiration per period
Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Guarantees	£20.0	£11.6	£0.1	£—	£8.3
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	£20.0	£11.6	£0.1	£—	£8.3

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

        On April 16, 2002, our former parent company announced that it and the unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, our former parent company and certain of our former parent company's other subsidiaries filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors' committee of bondholders entered into a credit facility agreement, referred to in this Form 10-K as the DIP facility, committing to provide a wholly-owned subsidiary of ours with up to $500 million in new debt financing. NTL Delaware committed to provide up to an additional £90 million to us under the DIP facility.

        As a result of the payment defaults as well as the voluntary filing under Chapter 11 by our former parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of our former parent company's and its subsidiaries' principal credit facilities and the indentures governing all of their publicly-traded debt, other than debt of NTL Triangle.

        The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, our former parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay various obligations and to provide liquidity to our subsidiaries and us. The Plan became effective on January 10, 2003, at which time we emerged from Chapter 11 reorganization. In connection with our emergence from Chapter 11 reorganization, we issued $558.2 million aggregate principal face amount of the Exit Notes on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of the Exit Notes and these 500,000 shares totaled $500 million, or £310.7 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility, to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group, Inc., one of our subsidiaries, and to repay certain other obligations. Also on January 10, 2003, our lending banks and we amended our existing credit facilities.

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

        The emergence from Chapter 11 and the adoption of fresh-start reporting as of January 1, 2003 resulted in the following items of income (expense) that were recognized on that date (in millions):

January 1, 2003
Predecessor Company
Gain on debt discharge	£5,251.1
Fresh-start adoption—intangible assets	525.9
Fresh-start adoption—long-term debt	137.5
Fresh-start adoption—deferred tax liability	16.8
Fresh-start adoption—accrued expenses	(74.8)
Fresh-start adoption—fixed assets	(2,195.7)
Recapitalization expense	(5.0)

Net income from continuing operations	£3,655.8

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-73 of this annual report and are incorporated by reference. The following is a summary of selected quarterly results of operations for the years ended December 31, 2004 and 2003 (in millions, except per share data):

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Income Statement Data:
Revenue	£495.7	£493.8	£498.5	£512.3
Operating (loss)	(11.0)	(22.6)	(8.8)	(10.1)
(Loss) from continuing operations	(78.4)	(267.0)	(80.5)	(83.5)
Basic and diluted (loss) from continuing operations per share	£(0.90)	£(3.07)	£(0.92)	£(0.95)
	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
Income Statement Data:
Revenue	£464.5	£467.7	£469.6	£485.6
Operating (loss)	(59.7)	(55.2)	(22.9)	(56.6)
(Loss) from continuing operations	(179.4)	(163.2)	(127.5)	(136.6)
Basic and diluted (loss) from continuing operations per share	£(3.02)	£(2.74)	£(2.14)	£(1.84)

(1)
The quarterly financial information has been restated to reflect the effect of the treatment of our broadcast and Ireland operations as discontinued operations.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)        Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index on page 36.

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
2.2
Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to The Registration Statement on Form S-3/A filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3
Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.4
Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.5
Restated Transaction Agreement, dated as of July 26, 1999, by and among Bell Atlantic Corporation, Cable and Wireless PLC, Cable & Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.6
Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of NTL Incorporated's Registration Statement on Form S-1, filed on February 12, 2003 as amended on June 28, 2003 (File No. 333-103135)
2.7
Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.8
Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2004 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.9
Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)

2.10
Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.11
Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
3.1
Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
3.2	Amended and Restated By-Laws of NTL Incorporated (as of November 4, 2004), (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 10, 2004, File No. 000-22616)
4.1
Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 10, 2003, File No. 000-22616)
4.2
Exchange and Registration Rights Agreement, dated as of January 9, 2003, by and among NTL Incorporated, the Guarantors listed on the signature pages thereto and the initial purchasers of the Notes listed on the signature pages thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 10, 2003, File No. 000-22616)
4.3
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
4.4
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and Franklin Mutual Advisers, LLC on behalf of and in its capacity as agent and investment manager for various holders (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
4.5
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and Oaktree Capital Management, LLC on behalf of and in its capacity as the general partner or investment manager of certain funds and accounts it manages (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
4.6
Participating Purchaser Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)

4.7
Participating Purchaser Agreement, dated as of September 26, 2003, between NTL Incorporated and Franklin Mutual Advisers, LLC (Incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
4.8
Series A Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
4.9
Rights Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
4.10
Amendment to Rights Agreement, dated as of September 26, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
4.11
Amendment to Rights Agreement, dated as of March 16, 2004, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.1 to the Form 8A/A filed by NTL Incorporated on March 16, 2004, File No. 000-22616)
4.12
Indenture, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on April 20, 2004, File No. 000-22616).
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
10.4	Summary Terms of NTL Group 2003 Bonus Scheme (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.5
Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM U.K. Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2002, File No. 0-30673)

10.6
Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.7
Amendment, dated as of September 30, 2003 to Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and among NTL Group Limited, IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 filed on October 31, 2003, File No. 333-109194)
10.8
Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Howard Kalika (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.9
Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Richard Martin (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.10
Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Scott Schubert (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.11
Employment Agreement, dated as of September 17, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.12
Restricted Stock Agreement, dated as of March 28, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.13
Form of Director and Officer Indemnity Agreement and a schedule of persons to whom the agreement has been provided (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.14
Amended and Restated Employment Agreement, dated as of May 6, 2004, between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-22616)
10.15
Employment Agreement, dated as of May 28, 2004, between NTL Incorporated and Bryan Hall (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-22616)
10.16
Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on November 9, 2004, File No. 000-22616)
10.17
Letter Agreement, dated as of September 6, 2004, between NTL Incorporated and Scott Schubert (Incorporated by reference to Exhibit 10.2 to NTL Incorporated's Quarterly Report on Form 10-Q filed on November 9, 2004, File No. 000-22616)
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
10.25**	Restricted Stock Agreement, dated as of May 6, 2004 between NTL Incorporated and James F. Mooney
10.26	NTL Group 2005 Bonus Scheme (Incorporated by reference to Appendix B to the Proxy Statement filed on April 5, 2005, File No. 000-22616)
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 11, 2004, File No. 000-22616)
21.1*	List of subsidiaries of the registrant
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

**
Previously filed as exhibits to the Form 10-K filed on March 16, 2005, File No. 000-22616.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 8, 2005

NTL INCORPORATED
By:	/s/ SIMON P. DUFFY Simon P. Duffy Chief Executive Officer, President and Director

FORM 10K—Item 15(a)(1) and (2)

NTL INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

        The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-69
Schedule II—Valuation and Qualifying Accounts	F-73

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

Ernst & Young LLP
London, United Kingdom
March 16, 2005,
except for Note 21, as to which the date is April 8, 2005,
and Notes 1(c) and 4(b), as to which the date is September 5, 2005

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	£125.2	£446.1
Restricted cash	15.8	15.1
Marketable securities	11.6	—
Accounts receivable—trade, less allowance for doubtful accounts of £43.4 (2004) and £12.5 (2003)	207.3	188.7
Prepaid expenses	43.7	37.8
Current assets held for sale	50.3	49.6
Other current assets	4.1	14.9

Total current assets	458.0	752.2

Fixed assets, net	3,531.6	3,857.2
Reorganization value in excess of amounts allocable to identifiable assets	200.7	203.9
Customer lists, net	354.0	439.4
Other intangible assets, net	5.5	—
Investments in and loans to affiliates, net	0.7	5.5
Other assets, net of accumulated amortization of £8.0 (2004) and £39.3 (2003)	123.4	128.8
Other assets held for sale	819.4	875.1

Total assets	£5,493.3	£6,262.1

See accompanying notes.

	December 31,
	2004	2003
Liabilities and shareholders' equity
Current liabilities
Accounts payable	£114.0	£132.2
Accrued expenses and other current liabilities	300.1	351.1
Interest payable	51.9	109.1
Deferred revenue	109.5	117.9
Current liabilities of discontinued operations	108.4	88.7
Current portion of long-term debt	60.9	1.3

Total current liabilities	744.8	800.3

Long-term debt, net of current portion	2,952.6	3,210.6
Deferred revenue and other long-term liabilities	217.2	180.6
Deferred income taxes	—	—
Long-term liabilities of discontinued operations	4.2	2.0
Commitments and contingent liabilities
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2004 and 2003) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2004 and 2003) shares; issued and outstanding 87.7 (2004) and 86.9 (2003) shares	0.5	0.5
Additional paid-in capital	2,670.0	2,641.7
Unearned stock-based compensation	(17.0)	(8.9)
Accumulated other comprehensive (loss) income	(9.3)	20.1
Accumulated (deficit)	(1,069.7)	(584.8)

Total shareholders' equity	1,574.5	2,068.6

Total liabilities and shareholders' equity	£5,493.3	£6,262.1

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Revenue	£2,000.3	£1,887.4	£1,854.5
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(827.7)	(788.9)	(855.9)
Selling, general and administrative expenses	(502.2)	(500.8)	(466.3)
Long-lived asset impairments	—	—	(277.0)
Other charges	(23.8)	(22.3)	(247.2)
Depreciation	(594.9)	(666.9)	(920.9)
Amortization	(104.2)	(102.9)	(42.4)

	(2,052.8)	(2,081.8)	(2,809.7)

Operating (loss)	(52.5)	(194.4)	(955.2)
Other income (expense)
Interest income and other, net	5.8	10.2	20.6
Interest expense (contractual interest of £948.7 (2002))	(271.0)	(456.5)	(519.3)
(Loss) on extinguishment of debt	(162.2)	—	—
Recapitalization expense	—	—	(101.8)
Share of (losses) income from equity investments	(0.1)	1.1	0.9
Foreign currency transaction (losses) gains	(24.4)	33.0	(62.6)

(Loss) from continuing operations before income taxes	(504.4)	(606.6)	(1,617.4)
Income tax (expense) benefit	(5.0)	(0.1)	5.8

(Loss) from continuing operations	(509.4)	(606.7)	(1,611.6)

Discontinued operations
Income from discontinued operations before income taxes	25.2	21.9	17.4
Income tax (expense) benefit	(0.7)	—	11.4

Income from discontinued operations	24.5	21.9	28.8

Net (loss)	£(484.9)	£(584.8)	£(1,582.8)

Basic and diluted loss from continuing operations per common share—(pro forma in 2002)	£(5.84)	£(9.60)	£(27.09)

Basic and diluted net loss per common share—(pro forma in 2002)	£(5.56)	£(9.25)	£(26.60)

Average number of shares outstanding—(pro forma in 2002)	87.2	63.2	59.5

See accompanying notes.

January 1, 2003
Predecessor Company
Gain on debt discharge	£5,251.1
Fresh-start adoption—intangible assets	525.9
Fresh-start adoption—long-term debt	137.5
Fresh-start adoption—deferred tax liability	16.8
Fresh-start adoption—accrued expenses	(74.8)
Fresh-start adoption—fixed assets	(2,195.7)
Recapitalization expense	(5.0)

Income from continuing operations	3,655.8

Fresh-start adoption—intangible assets	419.5
Fresh-start adoption—deferred tax liability	(59.4)
Fresh-start adoption—fixed assets	210.7

Income from discontinued operations	570.8

Net income	£4,226.6

Pro forma basic and diluted income from continuing operations per common share	£61.44

Pro forma basic and diluted net income per common share	£71.04

Pro forma average number of shares outstanding	59.5

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Operating Activities:
Net (loss)	£(484.9)	£(584.8)	£(1,582.8)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	782.3	878.8	1,026.0
Asset impairments	—	—	296.3
Non-cash compensation	14.6	8.0	—
Non-cash restructuring charge	—	—	5.0
Share of (income) losses from equity investments	(2.3)	0.3	2.3
Provision for losses on accounts receivable	29.4	16.8	36.7
Provision for cancellation of receivables from PTV Inc.	—	—	189.3
Deferred income taxes	4.0	(6.7)	(19.5)
Loss on extinguishment of debt	162.2	—	—
Amortization of original issue discount and deferred finance costs	9.4	83.4	64.4
Other	—	0.1	95.9
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(38.7)	2.0	72.5
Other current assets	10.7	(16.6)	48.3
Prepaid expenses	(13.8)	4.7	—
Other assets	7.4	—	0.1
Accounts payable	(20.4)	(24.4)	(96.2)
Accrued expenses and other current liabilities	(41.2)	(55.5)	8.4
Deferred revenue	(21.9)	21.3	24.9
Other long-term liabilities	(7.9)	—	—

Net cash provided by operating activities	388.9	327.4	171.6

Investing activities
Purchase of fixed assets	(303.8)	(351.2)	(453.2)
Investments in and loans to affiliates	9.2	3.3	(4.5)
(Increase) in other assets	—	—	(110.8)
Proceeds from sale of assets	1.3	—	10.0
Acquisitions, net of cash acquired	(18.8)	—	—
Purchases of marketable securities	(12.1)	—	(7.2)
Proceeds from sales of marketable securities	—	3.2	3.7

Net cash (used in) investing activities	(324.2)	(344.7)	(562.0)

See accompanying notes.

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Financing activities
Proceeds from borrowings, net of financing costs	£2,902.0	£—	£446.0
Net proceeds from rights offering	—	806.5	—
Proceeds from employee stock options	4.4	1.9	—
Principal payments on long-term debt	(3,288.7)	(734.4)	(5.7)
Proceeds from borrowings from NTL (Delaware), Inc.	—	—	90.0
Contribution from NTL (Delaware), Inc.	—	—	2.6

Net cash provided by financing activities	(382.3)	74.0	532.9
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(8.7)	(3.3)

(Decrease) increase in cash and cash equivalents	(320.9)	48.0	139.2
Cash and cash equivalents at beginning of year	446.1	398.1	172.7

Cash and cash equivalents at end of year	£125.2	£446.1	£311.9

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£298.5	£356.9	£272.9
Income taxes paid	0.2	—	0.9
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	£—	£—	£82.5
January 1, 2003
Predecessor Company
Net cash (used in) operating activities	£(29.1)

Investing activities
Decrease in other assets	101.2

Net cash provided by investing activities	101.2

Financing activities
Proceeds from borrowings, net of financing costs	246.2
Principal payments	(232.1)

Net cash provided by financing activities	14.1

Increase in cash and cash equivalents	86.2
Cash and cash equivalents, beginning of period	311.9

Cash and cash equivalents, end of period	£398.1

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(in millions, except per share data)

	Series Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Unearned Stock-Based Compensation
	Shares	Par	Shares	Par
Predecessor company
Balance, December 31, 2001	—	£—	—	£—	£9,164.2	£—
Contribution from NTL (Delaware), Inc., net	—	—	—	—	85.1	—
Comprehensive loss:	—	—	—	—	—	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—
Unrealized net gains on derivatives	—	—	—	—	—	—

Balance, December 31, 2002	—	—	—	—	9,249.3	—
Comprehensive income:
Net income January 1, 2003	—	—	—	—	—	—
Issuance of common stock	—	—	50.5	0.3	659.9	—
Fresh-start adoption—other	—	—	—	—	(8,093.4)	—

Reorganized company
Balance, January 1, 2003	—	—	50.5	0.3	1,815.8	—
Issuance of shares into escrow	—	—	0.1	—	1.4	(1.4)
Issuance of restricted stock	—	—	0.2	—	1.1	(1.1)
Issuance of shares as payment of bonus	—	—	—	—	0.2	—
Exercise of stock options	—	—	0.2	—	1.9	—
Stock options at fair value	—	—	—	—	15.0	(15.0)
Escrow shares amortized to operations	—	—	—	—	—	1.4
Restricted stock amortized to operations	—	—	—	—	—	0.6
Stock options amortized to operations	—	—	—	—	—	6.6
Net proceeds from rights offering	—	—	35.9	0.2	806.3	—
Comprehensive loss:
Net loss for the year ended December 31, 2003	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—

Balance, December 31, 2003	—	—	86.9	0.5	2,641.7	(8.9)
Exercise of stock options	—	—	0.7	—	4.4	—
Stock option grants at fair value	—	—	—	—	16.5	(16.5)
Repurchase of restricted stock	—	—	—	—	(1.0)	—
Issuance of restricted stock	—	—	0.1	—	2.4	(2.4)
Issuance of shares	—	—	—	—	2.2	(2.2)
Performance related bonus plan	—	—	—	—	3.8	(1.4)
Restricted stock amortized to operations	—	—	—	—	—	1.7
Issuance of stock amortized to operations	—	—	—	—	—	2.1
Stock options amortized to operations	—	—	—	—	—	10.0
Performance related bonus plan amortized to operations	—	—	—	—	—	0.6
Comprehensive loss:
Net loss for the year ended December 31, 2004	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Net unrealized losses on derivative instruments	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—

Balance, December 31, 2004	—	£—	87.7	£0.5	£2,670.0	£(17.0)

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized (Losses) Gains on Derivatives	Accumulated (Deficit)	Total
Predecessor Company
Balance, December 31, 2001		£(392.6)	£—	£(2.5)	£(10,956.6)	£(2,187.5)
Contribution from NTL (Delaware), Inc., net		—	—	—	—	85.1
Comprehensive loss:
Net loss for the year ended December 31, 2002	£(1,582.8)	—	—	—	(1,582.8)	(1,582.8)
Currency translation adjustment	528.2	528.2	—	—	—	528.2
Pension liability adjustment	(64.4)	—	(64.4)	—	—	(64.4)
Unrealized net gains on derivatives	2.5	—	—	2.5	—	2.5

Total	£(1,116.5)

Balance, December 31, 2002		135.6	(64.4)	—	(12,539.4)	(3,218.9)
Comprehensive income:
Net income January 1, 2003	£4,226.6	—	—	—	4,226.6	4,226.6

Issuance of common stock		—	—	—	—	660.2
Fresh-start adoption—other		(135.6)	64.4	—	8,312.8	148.2

Reorganized Company
Balance, January 1, 2003		—	—	—	—	1,816.1
Issuance of shares into escrow		—	—	—	—	—
Issuance of restricted stock		—	—	—	—	—
Issuance of shares as payment of bonus		—	—	—	—	0.2
Exercise of stock options		—	—	—	—	1.9
Stock options at fair value		—	—	—	—	—
Escrow shares amortized to operations		—	—	—	—	1.4
Restricted stock amortized to operations		—	—	—	—	0.6
Stock options amortized to operations		—	—	—	—	6.6
Net proceeds from rights offering		—	—	—	—	806.5
Comprehensive loss:
Net loss for the year ended December 31, 2003	£(584.8)	—	—	—	(584.8)	(584.8)
Currency translation adjustment	20.5	20.5	—	—	—	20.5
Pension liability adjustment	(0.4)	—	(0.4)	—	—	(0.4)

Total	£(564.7)

Balance, December 31, 2003		20.5	(0.4)	—	(584.8)	2,068.6
Exercise of stock options		—	—	—	—	4.4
Stock option grants at fair value		—	—	—	—	—
Repurchase of restricted stock		—	—	—	—	(1.0)
Issuance of restricted stock		—	—	—	—	—
Issuance of shares		—	—	—	—	—
Performance of related bonus plans		—	—	—	—	2.4
Restricted stock amortized to operations		—	—	—	—	1.7
Issuance of stock amortized to operations		—	—	—	—	2.1
Stock options amortized to operations		—	—	—	—	10.0
Performance related bonus plans amortized to operations		—	—	—	—	0.6
Comprehensive loss:
Net loss for the year ended December 31, 2004	£(484.9)	—	—	—	(484.9)	(484.9)
Currency translation adjustment	(3.7)	(3.7)	—	—	—	(3.7)
Net unrealized losses on derivative instruments	(24.0)	—	—	(24.0)	—	(24.0)
Pension liability adjustment	(1.7)	—	(1.7)	—	—	(1.7)

Total	£(514.3)

Balance, December 31, 2004		£16.8	£(2.1)	£(24.0)	£(1,069.7)	£1,574.5

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

(a)
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

(b)
Business

        The Company is one of the leading communications and content distribution companies in the UK, providing broadband internet access, telephone and television services to residential customers. The Company also provides internet and telephone services to residential customers who are not connected to its cable network, via access to other companies' telecommunications networks and via an internet service provider operated by its subsidiary, Virgin Net Limited. The Company offers what it refers to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. The Company also provides a range of voice services to businesses and public sector organizations as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        The Company's services are delivered through its wholly-owned local access communications network. The design and capability of the Company's network provides it with the ability to offer "triple play" bundled services to residential consumers and a broad portfolio of reliable, competitive communications solutions to business customers.

        The Company provides services to two categories of customers: residential customers and business customers as follows:

  •
  Consumers. The Company provides internet, telephone and cable television services to residential customers in the UK; and

  •
  Business. The Company provides internet, data and voice services to large businesses, public sector organizations and small and medium-sized enterprises, or SMEs, communications transport services, and wholesale internet access solutions to internet service providers, or ISPs.

(c)
Currency of Financial Statements

        Following the disposal of the Company's operations in the Republic of Ireland in the second quarter of 2005, all of the Company's revenue from continuing operations, and substantially all of its assets, are denominated in U.K. pounds sterling. Consequently, the Company now reports its results of operations and financial position in pounds sterling. Financial information for all periods presented in this report has been restated in accordance with FASB Statement No. 52, Foreign Currency Translation.

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

        On May 9, 2005, the Company sold its operations in the Republic of Ireland. The Company has restated its financial statements to account for the Ireland operations as a discontinued operation. The assets and liabilities of the Ireland operations are reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations have been removed from the Company's results of continuing operations for all periods presented in this Annual Report. The results of operations of the Ireland operations have been excluded from the components of "Loss from Continuing Operations" and shown under the caption "Income from Discontinued Operations" in the Statements of Operations.

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

Cash Equivalents

        Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were £23.9 million and £33.4 million at December 31, 2004 and 2003, respectively, which consisted primarily of bank term deposits and corporate commercial paper. At December 31, 2004 and 2003, all of the cash equivalents were denominated in US dollars.

        Restricted cash balances of £15.8 million and £15.1 million as at December 31, 2004 and 2003, respectively represent cash balances collateralized against performance bonds given on behalf of the Company.

Trade Receivables

        The Company's trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts is £43.4 million at December 31, 2004 and £12.5 million at December 31, 2003.

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

Fixed Assets

        Fixed assets, net totaled £3,531.6 million and £3,857.2 million, representing 64.3% and 61.6% of total assets at December 31, 2004 and 2003, respectively. In accordance with SOP 90-7, upon emergence from Chapter 11 reorganization, the Company adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of the Company's fixed assets at January 1, 2003. Fixed assets, net were written down by £2,195.7 million to reflect this adjustment.

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

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, the Company capitalizes costs based upon estimated allocations. The Company continues to enhance its processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized in the years ended December 31, 2004, 2003 and 2002 were approximately £53.2 million, £69.0 million and £105.8 million, respectively.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets (in millions except percentages).

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Labor and overhead costs capitalized	£53.2	£69.0	£105.8
Total operating costs and selling, general and administrative expenses	1,329.9	1,289.7	1,322.2
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	4.0%	5.4%	8.0%
Purchase of fixed assets	274.5	327.9	386.6
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	19.4%	21.0%	27.4%

        Interest is capitalized as a component of the cost of fixed assets constructed. In 2004, 2003 and 2002, total interest incurred was £271.0 million, £459.9 million and £550.1 million, respectively, of which interest of £nil, £3.4 million and £30.8 million, respectively, was capitalized.

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

Deferred Financing Costs

        Deferred financing costs of £77.1 million and £75.6 million as of December 31, 2004 and 2003, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using a straight-line basis, since this method is materially consistent with the effective interest basis.

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

Advertising Expense

        The Company charges the cost of advertising to expense as incurred. Advertising costs were £42.9 million, £35.8 million and £20.7 million in 2004, 2003 and 2002, respectively.

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

        If the Company had elected to adopt the fair value recognition provisions of FAS 123 as of January 1, 2002, pro forma net income and diluted net income per share for 2002 (Predecessor Company) would be as follows (in millions, except per share data):

(Loss) from continuing operations, as reported	£(1,611.6)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(161.5)

Pro forma (loss) from continuing operations	£(1,773.1)

Earnings per share:
Basic and diluted (loss) from continuing operations per share	£(27.09)

Basic and diluted (loss) from continuing operations per share, pro forma	£(29.80)

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

Pensions

        The Company accounts for its defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions (FAS 87) and the disclosure rules under FASB Statement No. 132

(revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements. The Company recognized expense for its defined benefit pension plans of £1.8 million and £1.4 million in 2004 and 2003, respectively.

        The fair value of the Company's pension plans' assets increased from £164.5 million at December 31, 2003 to £193.3 million at December 31, 2004. The Company contributed £15.1 million in cash to its defined benefit pension plans in 2004.

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

        At December 31, 2004, the Company has unrecognized actuarial losses of £12.5 million. These losses will be recognized as a component of pension expense in future years.

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

4.     Discontinued Operations

        (a) Broadcast operations

        On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. Accordingly, as of December 31, 2004, the Company has accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the years ended December 31, 2004, 2003 and 2002 was £277.8 million, £268.6 million and £257.3 million respectively. Broadcast's pre-tax income, reported within discontinued operations, for the years ended December 31, 2004, 2003 and 2002, was £11.2 million, £20.9 million and £54.6 million respectively. Prior year financial statements for 2003 and 2002 have been restated to present the broadcast operations as discontinued operations.

        (b) Ireland operations

        On May 9, 2005, the Company sold its operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, the Company has restated its financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to account for the Ireland operations as a discontinued operation. The assets and liabilities of the Ireland operations as at December 31, 2004 and 2003 have been reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations of the Ireland operations have been removed from the Company's results of continuing operations for all periods presented in this Annual Report. Revenue of the Ireland operations, reported in discontinued operations, for the years ended December 31, 2004, 2003 and 2002 was £72.6 million, £72.5 million and £59.9 million, respectively. Ireland's pre-tax income, reported within discontinued operations, for the years ended December 31, 2004 and 2003 was £14.0 million and £1.0 million respectively. Ireland's pre-tax loss, reported within discontinued operations for the year ended December 31, 2002 was £37.2 million.

        The assets and liabilities of the broadcast and Ireland operations reported as assets held-for-sale and liabilities of discontinued operations, respectively, include (in millions):

	December 31,
	2004	2003
Current assets held for sale
Accounts receivable, net	£31.9	£38.4
Prepaid expenses and other current assets	18.4	11.2

Current assets held for sale	£50.3	£49.6

	December 31,
	2004	2003
Other assets held for sale
Fixed assets, net	£525.1	£559.7
Reorganization value in excess of amounts allocable to identifiable assets	97.7	98.1
Customer lists, net	201.3	221.3
Investments in and loans to affiliates, net	(5.4)	(4.0)
Other assets	0.7	—

Other assets held for sale	£819.4	£875.1

	December 31,
	2004	2003
Current liabilities of discontinued operations
Accounts payable	£21.6	£13.5
Accrued expenses	49.4	37.8
Deferred revenue	37.4	37.4

	£108.4	£88.7

	December 31,
	2004	2003
Long-term liabilities of discontinued operations
Deferred income taxes	£0.1	£0.1
Other long-term liabilities	4.1	1.9

	£4.2	£2.0

5.     Asset Impairments

        Asset impairment charges were £277.0 million in the year ended December 31, 2002. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of £37.3 million and goodwill of £239.7 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to goodwill was determined in accordance with FAS 142.

        There were no asset impairment charges recorded in the years ended December 31, 2003 and 2004.

6.     Acquisitions and Disposals

        On November 8, 2004, the Company acquired Virgin Media Group's remaining interests in Virgin Net Limited, together with all the remaining minority interests held by existing and former management for £23.9 million. These acquisitions have taken the Company's ownership of Virgin Net Limited, the joint venture formed by Virgin and the Company in 1996, to 100 per cent. The Company has accounted for the acquisition under the purchase method of accounting in FASB Statement No. 141, Business Combinations. The Company has consolidated the results of operations of Virgin Net in its income statement from November 8, 2004. Prior to that date, the Company accounted for its investment in Virgin Net Limited using the equity method of accounting.

        On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. See Note 4—Discontinued Operations.

        On May 9, 2005, the Company sold its operations in the Republic of Ireland to MS Irish Cable Holdings B.V., for an aggregate purchase price of €333.4 million, or £225.5 million. See Note 4—Discontinued Operations.

7.     Fixed Assets

        Fixed assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2004	2003
Operating equipment
Cable distribution plant	8–30 years	£3,155.8	£3,145.4
Switches and headends	8–10 years	311.1	310.3
Customer premises equipment	5–10 years	771.9	620.3
Other operating equipment	8–20 years	66.0	65.9

Total operating equipment		4,304.8	4,141.9

Other equipment
Land	—	4.5	4.5
Buildings	30 years	65.1	66.4
Leasehold improvements	20 years or, if less, the lease term	65.8	65.5
Computer infrastructure	3–5 years	221.5	162.1
Other equipment	5–12 years	56.4	55.5

Total other equipment		413.3	354.0

		4,718.1	4,495.9
Accumulated depreciation		(1,233.1)	(666.3)

		3,485.0	3,829.6
Construction in progress		46.6	27.6

		£3,531.6	£3,857.2

8.     Intangible Assets

        Intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2004	2003
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		£200.7	£203.9

Intangible assets subject to amortization:
Cost
Non-compete agreements	1 year	2.8	—
Trademark licences	5 years	3.2	—
Customer lists	3–5 years	560.6	542.3

		566.6	542.3

Accumulated amortization
Non-compete agreements		0.4	—
Trademark licences		0.1	—
Customer lists		206.6	102.9

		207.1	102.9

		£359.5	£439.4

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

        The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2004 is as follows (in millions):

Reorganization value in excess of amounts allocable to identifiable assets—January 1, 2004	£203.9
Foreign currency translation	0.4
Adjustment to deferred tax accounts	(3.6)

Reorganization value in excess of amounts allocable to identifiable assets—December 31, 2004	£200.7

        The increase in reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2004 includes a tax benefit of £3.6 million that is primarily attributable to the use of deferred tax assets that existed as of January 10, 2003 that were previously offset by a valuation allowance.

9.     Leases

        A summary of assets held under capital leases are as follows (in millions).

	December 31,
	2004	2003
Cable distribution plant	£30.1	£30.1
Switches and headends	2.5	2.6

	32.6	32.7
Less: accumulated depreciation	(7.5)	(3.8)

	£25.1	£28.9

        Amortization of assets held under capital leases is included within the depreciation expense.

        Future minimum annual payments at December 31, 2004 are as follows (in millions). The table reflects the Company's contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2005	£4.6	£39.8
2006	4.4	36.4
2007	4.3	34.7
2008	4.1	31.5
2009	4.0	27.2
Thereafter	98.9	157.1

Total minimum lease payments	120.3	£326.7

Less: amount representing interest	(81.4)

Present value of net minimum obligations	38.9
Less: current portion	(0.6)

	£38.3

        Leases for buildings, offices space and equipment extend through 2031. Total rental expense for the years ended December 31, 2004, 2003, and 2002 under operating leases was £70.4 million, £64.7 million and £79.9 million respectively.

10.   Long-Term Debt

        Long-term debt consists of (in millions):

	December 31,
	2004	2003
8.75% US Dollar Senior Notes due 2014	£221.8	£—
9.75% Sterling Senior Notes due 2014	375.0	—
8.75% Euro Senior Notes due 2014	159.0	—
Floating Rate Senior Notes due 2012	52.2	—
Senior credit facility	2,165.0	2,784.8
11.2% Senior Discount Debentures, less unamortized discount of £64.7 (2003)	—	225.3
10% Senior Sterling Notes, less unamortized discount of £21.7 (2003)	—	113.3
9 1/8% Senior Notes, less unamortized discount of £14.9 (2003)	—	46.7
Capital leases	38.9	40.0
Other	1.6	1.8

	3,013.5	3,211.9
Less: current portion	(60.9)	(1.3)

	£2,952.6	£3,210.6

        The effective interest rates on the variable interest rate debt were as follows:

	December 31,
	2004	2003
Floating Rate Senior Notes due 2012	7.07%	—
Senior credit facility
Revolving facility	—	6.55%
Term facility	7.13%	9.05%

        In April 2004 the Company completed its refinancing transaction from which it raised approximately £3.2 billion of new indebtedness and repaid approximately £3.0 billion of its existing indebtedness. The refinancing transaction extended the maturities on substantially all of the Company's debt and lowered its weighted average interest expense. In particular:

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

        The refinancing transaction resulted in a loss on extinguishment of debt as follows (in millions):

Redemption price		£3,044.9
Net carrying amount:
Face value	£3,038.5
Unamortized discount	(92.0)
Unamortized issue costs	(63.8)

		2,882.7

Loss on extinguishment of debt		£162.2

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

Senior credit facility

  •
  The principal amount outstanding is £2,165.0 million. The Company's senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars totaling £2,165.0 million and a revolving facility of £250 million. The term facility was fully drawn and the revolving facility was undrawn at December 31, 2004.

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

        During 2004, 2003 and 2002, the Company recognized £9.4 million, £36.0 million and £64.4 million, respectively, of original issue discount as interest expense.

        Long-term debt repayments, excluding capital leases, as of December 31, 2004 are due as follows (in millions):

Year ended December 31:
2005	£60.3
2006	119.9
2007	190.8
2008	259.7
2009	255.2
Thereafter	2,088.7

Total debt payments	£2,974.6

        On February 4, 2005, the Company voluntarily prepaid £500 million of the senior credit facility which included the scheduled repayments due in 2005. As a consequence, scheduled repayments in

2006 and beyond have also reduced. The effects of the voluntary prepayment are not reflected in the table above.

11.   Derivative Financial Instruments

        The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of the Company's indebtedness accrues interest at variable rates, it has exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, all of the Company's revenue and substantially all of its operating costs are earned and paid in pounds sterling and, to a lesser extent, euros, but it pays interest and principal obligations on some of its indebtedness in U.S. dollars and euros. As a result, the Company has exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of its indebtedness.

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

        The fair values of the Company's derivative instruments were as follows (in millions):

	December 31,
	2004	2003
Included within other assets:
Interest rate swaps	£1.2	£—

Included within other current liabilities:
Foreign currency forward rate contracts	£2.0	£—

Included within deferred revenue and other long-term liabilities
Foreign currency forward rate contracts	£33.7	£—
Interest rate swaps	25.2	—

	£58.9	£—

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2004, the Company has entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of its outstanding senior credit facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow the Company to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of £0.9 million under the hedges is included within interest expense for the year ended December 31, 2004.

        The Company has designated these interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. As of December 31, 2004, the Company recorded £13.1 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and senior credit facility

        At December 31, 2004, the Company has entered into cross-currency interest rate swaps with principal amounts of $920.2 million and € 151.0 million. The Company currently hedges the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on its U.S. dollar denominated Floating Rate Notes due 2012, interest payments on its U.S. dollar denominated senior credit facility, and the pound sterling value of interest payments on the euro denominated senior credit facility. Under these cross-currency swaps, the Company receives interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $920.2 million and €151.0 million. The net settlement of £2.5 million under the hedges is included within interest expense for the year ended December 31, 2004.

        The Company has designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on its U.S. dollar denominated Senior Notes and U.S. dollar and euro denominated senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. As of December 31, 2004, the Company recorded £12.1 million of unrealized losses and £1.2 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross currency interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of the hedges.

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

Foreign Currency Forward Rate Contracts—Hedging the stock repurchase program

        As of December 31, 2004, the Company has entered into foreign currency forward rate contracts to sell £100 million and option contracts to sell an additional £100 million maturing in March 2005. These contracts are associated with the Company's recently announced stock repurchase program and hedge changes in the pound sterling value of the Company's stock price caused by changes in the U.S. dollar pound sterling exchange rate. On January 31, 2005, the Company announced that it intends to use up to £475 million of the proceeds from the sale of the broadcast operations to repurchase shares of its common stock. In February 2005, the Company used approximately £69.2 million to effect repurchases in the open market.

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

        Net changes in the fair value of the forward rate contracts recognized in (loss) from continuing operations for the three years ended December 31, 2004 were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Net loss in fair value of forward rate contracts	£35.7	£—	£—

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

        The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	£125.2	£125.2	£446.1	£446.1
Restricted cash	15.8	15.8	15.1	15.1
Marketable securities	11.6	11.6	—	—
Long-term debt:
8.75% US Dollar Senior Notes due 2014	£221.8	£251.8	£—	£—
9.75% Sterling Senior Notes due 2014	375.0	404.1	—	—
8.75% Euro Senior Notes due 2014	159.0	177.6	—	—
Floating Rate Senior Notes due 2012	52.2	54.0	—	—
Senior credit facility	2,165.0	2,165.0	2,784.8	2,784.8
11.2% Debentures	—	—	225.3	292.8
10% Sterling Notes	—	—	113.3	139.4
9 1/8% Notes	—	—	46.7	63.7

13.   Stock-Based Compensation Plans

        At December 31, 2004, the Company has a number of stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under these plans in accordance with FAS 123. The compensation cost that has been charged against income for these plans was £14.3 million, £7.6 million and £nil for 2004, 2003 and 2002, respectively.

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

        The Company's defined benefit pension plans use a measurement date of December 31:

Obligations and Funded Status

	Year Ended December 31,
	2004	2003
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	£251.2	£222.0
Service cost	6.2	6.7
Interest cost	13.8	12.1
Members contributions	1.8	1.8
Plan amendments	—	0.1
Actuarial losses	15.0	14.3
Benefits paid	(6.6)	(6.9)
FAS 88 events	1.4	1.7
Expenses	—	(0.6)

Benefit obligation at end of year	£282.8	£251.2

	Year Ended December 31,
	2004	2003
	(In millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	£164.5	£141.6
Actual return on plan assets	18.5	23.4
Employer contributions	15.1	5.1
Employee contributions	1.8	1.8
FAS 88 events	—	—
Benefits paid	(6.6)	(7.0)
Expenses	—	(0.4)

Fair value of plan assets at end of year	£193.3	£164.5

	Year Ended December 31,
	2004	2003
	(In millions)
Funded status	£(89.5)	£(86.7)
Unrecognized net losses	12.5	2.2
Unamortized prior service costs	0.1	0.1
Unrecognized transition obligation	—	—

Net amount recognized	£(76.9)	£(84.4)

	Year Ended December 31,
	2004	2003
	(In millions)
Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid benefit cost	£—	£—
Accrued benefit liability	(76.9)	(84.4)
Intangible asset	—	—
Accumulated other comprehensive income	—	—
Other	—	—

Net amount recognized	£(76.9)	£(84.4)

        The accumulated benefit obligation for all defined benefit plans was £259.0 million and £232.3 million at December 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Year Ended December 31,
	2004	2003
	(In millions)
Accumulated benefit obligation	£259.0	£232.3
Fair value of plan assets	193.3	164.5

Information for pension plans with a projected benefit obligation in excess of plan assets

	Year Ended December 31,
	2004	2003
	(In millions)
Projected benefit obligation	£282.8	£251.2
Fair value of plan assets	193.3	164.5

Components of Net Periodic Benefit Costs

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
	(In millions)
Service cost	£6.2	£6.7	£7.1
Interest cost	13.8	12.1	11.5
Expected return on plan assets	(13.7)	(11.8)	(13.8)
Amortization of transition obligation	—	—	0.5
Amortization of prior service costs	—	—	0.3
Recognized actuarial loss	(0.1)	—	0.1
FAS 88 adjustment	1.3	2.1	1.2

Total net periodic benefit cost	£7.5	£9.1	£6.9

        The Company has retained the earned pension and other post-retirement benefits liabilities related to the broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to the broadcast operations.

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

Plan Assets

        NTL's pension plan weighted-average assets allocations at December 31, 2004, and 2003, by asset category are as follows:

	December 31,
	2004	2003
Asset Category
Equity Securities	66.4%	76.2%
Debt Securities	32.1%	22.7%
Real Estate	0.0%	0.1%
Other	1.5%	1.0%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up over 80% of the assets of the four defined benefit pension plans of the Company, have in place an agreement with the investment managers that targets an allocation of 64% equities and 36% bonds and cash at December 31, 2004. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

        There were no shares of the Company's common stock included in the Equity Securities at December 31, 2004 and 2003 respectively.

Cash flows

Contributions

        At December 31, 2004, all of the Company's pension plans have projected benefit obligations exceeding plan assets totaling £89.5 million. The Company will need to fund these deficits in accordance with the laws and regulations of the United Kingdom. The Company expects to contribute a total of approximately £60.1 million during 2005, of which £56.6 million relates to a single contribution to reduce deficits in two of the Company's pension plans.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2004 and include estimated future employee services.

Pension Benefits
(In millions)
2005	£6.6
2006	7.1
2007	7.8
2008	8.4
2009	9.1
Years 2010–2014	56.7

Defined Contribution Pension Plans

        The Company's subsidiaries operate defined contribution pension plans in the UK. The Company's expense in relation to these plans was £9.8 million, £10.1 million and £9.3 million for the years ended December 31, 2004, 2003 and 2002 respectively.

15.   Other Charges Including Restructuring Charges

        Other charges of £23.8 million in 2004 relate to the Company's announcement to consolidate call centers and include £12.4 million for involuntary employee termination and related costs for approximately 2,000 employees, of whom approximately 250 were still employed by the Company at December 31, 2004, £2.4 million for lease exit costs and £9.0 million for other costs including recruitment and training costs. On April 7, 2004, the Company announced the consolidation over the next 18 months of its 13 UK customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, three specialist call centers will be retained and developed and will be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, the Company intends to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of December 31, 2004, the Company has incurred £23.8 million and it expects to incur a total of approximately £29.0 million of costs to fully execute this program.

        Other charges of £22.3 million in 2003 include restructuring charges of £19.9 million and £2.4 million of professional fees. Other charges of £247.2 million in 2002 include restructuring charges of £57.9 million and non-cash charges of £189.3 million primarily for allowances for the cancellation of receivables from the Company's former ultimate parent company and certain of its subsidiaries in accordance with the Plan.

        Restructuring charges of £19.9 million and £57.9 million for the years ended December 31, 2003 and 2002, respectively, relate to the Company's actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of £5.0 million of the 2002 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. There were no such costs in 2003. The employee severance and related costs in 2003 were for approximately 940 employees all of whom were terminated by the Company as of December 31, 2004. These costs in 2002 were for approximately 680 employees to be terminated, all of whom were terminated by the Company as of December 31, 2004.

        The following table summarizes the restructuring charges incurred and utilized in 2002, 2003 and 2004 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Fixed Assets	Other	Total
Balance, December 31, 2001	£43.1	£18.8	£18.4	£—	£—	£80.3
Released	(0.4)	(10.0)	(7.7)	—	—	(18.1)
Charged to expense	15.0	51.2	0.8	5.0	4.0	76.0
Utilized	(46.0)	(12.4)	(10.8)	(5.0)	(3.2)	(77.4)

Balance, December 31, 2002	11.7	47.6	0.7	—	0.8	60.8
Released	(2.1)	(0.7)	(0.2)	—	(0.9)	(3.9)
Charged to expense	23.4	—	0.3	—	0.1	23.8
Utilized	(33.0)	(8.1)	(0.5)	—	—	(41.6)

Balance, December 31, 2003	—	38.8	0.3	—	—	39.1
Released	—	—	—	—	—	—
Charged to expense	12.4	2.4	—	—	9.0	23.8
Utilized	(10.7)	(12.8)	(0.1)	—	(9.0)	(32.6)

Balance, December 31, 2004	£1.7	£28.4	£0.2	£—	£—	£30.3

16.   Income Taxes

        The expense (benefit) for income taxes consists of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Current:
Federal	£0.1	£—	£—
State and local	1.3	1.0	(0.8)

Total current	1.4	1.0	(0.8)

Deferred:
Federal	3.6	—	—
Foreign	—	(0.9)	(5.0)

Total deferred	3.6	(0.9)	(5.0)

	£5.0	£0.1	£(5.8)

        The Company's 2004 current tax expense relates to federal alternative minimum tax and state and local taxes. The deferred tax expense relates to the use of deferred tax assets that were covered by a valuation allowance that existed as of January 10, 2003.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2004	2003
Deferred tax liabilities:
Intangibles	£104.0	£131.8
Depreciation and amortization	23.9	24.9

Total deferred tax liabilities	127.9	156.7
Deferred tax assets:
Net operating losses	980.0	1,011.0
Capital losses	5,067.4	5,154.1
Depreciation and amortization	1,229.4	1,149.5
Purchase accounting liabilities	8.3	18.3
Other	27.5	37.6

Total deferred tax assets	7,312.6	7,370.5
Valuation allowance for deferred tax assets	(7,184.7)	(7,213.8)

Net deferred tax assets	127.9	156.7

Net deferred tax liabilities	£—	£—

        At December 31, 2004, December 31, 2003 and January 10, 2003, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future. To the extent the Company realizes a benefit attributable to the valuation allowance that existed as of January 10, 2003, such benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. Substantially all of the valuation allowance at December 31, 2004 would be treated in this way. In 2004, the Company recognized such a benefit to the extent of £3.6 million, resulting in a deferred tax expense and a reduction in reorganization value of this amount.

        On the adoption of Fresh Start reporting, adjustments were made to the Company's deferred tax balance, which were refined during 2003 giving rise to an adjustment to reorganization value in excess of amounts allocable to identifiable assets. The net effect of these adjustments was a decrease in the deferred tax liability of £28.3 million.

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

        At December 31, 2004, the Company had net operating loss carryforwards of approximately £209 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2010. This excludes net operating loss carryforwards of certain companies that are taxable in both the U.S. and the United Kingdom. In addition, the Company has capital loss carryforwards of approximately £4.0 billion for U.S. federal income tax purposes that expire in 2006. The Company does not expect to realize any significant benefit from these capital losses for various reasons, including the Section 382 limitation discussed above. The Company has United Kingdom net operating loss carryforwards of approximately £3.0 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately £1.1 billion. Section 382 will severely limit the Company's ability to utilize a significant portion of these losses for U.S. purposes. The Company also has United Kingdom capital loss carryforwards of approximately £12.2 billion that have no expiration date. However, the Company does not expect to realize any significant benefit from these capital losses, which can only be used to the extent the Company generates United Kingdom taxable capital gain income in the future.

        At December 31, 2004, the Company had fixed assets on which future United Kingdom tax deductions can be claimed of approximately £7.6 billion. The maximum that can be claimed in any one year is 25% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
(Benefit) at federal statutory rate (35%)	£(176.5)	£(212.3)	£(566.1)
Add:
Non-deductible assets impairments	—	—	103.7
Non-deductible expenses	64.4	28.2	—
Foreign losses with no benefit	91.3	133.2	351.5
U.S. losses with no benefit	—	26.5	105.9
Difference in U.S. and foreign tax rates	24.5	23.5	—
State and local income tax	1.3	1.0	(0.8)
Other	—	—	—

	£5.0	£0.1	£(5.8)

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

Refinancing Transactions

        In November 2003, the Company effected an approximately $1.4 billion, or £0.8 billion, rights offering in which the Company distributed to each of its stockholders proportionate rights to purchase shares of its common stock. The rights were transferable, subject to various exceptions. The proceeds from the rights offering were used in part to prepay in full an outstanding principal amount of approximately $554.1 million, or £324.2 million under the Company's 19% Senior Secured Notes due 2010 and to repay in full a working capital facility with an outstanding principal amount of approximately £408.3 million.

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

Stock repurchase program

        On January 31, 2005, the Company announced that it intended to use up to £475.0 million of the proceeds from the sale of its broadcast operations to repurchase shares of its common stock. In February 2005, the Company used approximately £69.2 million to effect share repurchases in the open market.

19.   Commitments and Contingent Liabilities

        At December 31, 2004, the Company was committed to pay approximately £159.6 million for equipment and services and for investment in, and loans to, affiliates. This amount includes approximately £33.7 million for operations and maintenance contracts and other commitments from January 1, 2006 to 2013. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended December 31:
2005	£125.9
2006	32.7
2007	1.0
2008	—
2009	—

£159.6

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

Year ended December 31:
2005	£11.6
2006	0.1
2007	—
2008	—
2009	—
Thereafter	8.3

£20.0

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

Geographic information

	United States	United Kingdom	Total
	(In millions)
2004
Revenues	£—	£2,000.3	£2,000.3
Long-lived assets	0.7	4,215.2	4,215.9
2003
Revenues	£—	£1,887.4	£1,887.4
Long-lived assets	1.3	4,633.5	4,634.8
2002
Revenues	£—	£1,854.5	£1,854.5
Long-lived assets	101.7	6,860.8	6,962.5

21.   Condensed consolidated financial information

        On April 13, 2004, the Company's wholly owned, newly-formed subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes. The Company and certain of its subsidiaries, namely Cable Communications Funding Corp., NTL (UK) Group, Inc. and NTL Communications Limited, have guaranteed the Senior Notes on a senior basis. NTL Investment Holdings Limited, or NTLIH, has guaranteed the Senior Notes on a senior subordinated basis.

        The Company presents the following condensed consolidated financial information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and January 1, 2003 as required by Article 3-10(d) of Regulation S-X.

	December 31, 2004
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(In millions)
Cash and cash equivalents	£38.2	£1.1	£—	£—	£85.9	£—	£125.2
Restricted cash	—	—	—	—	15.8	—	15.8
Marketable securities	11.6	—	—	—	—	—	11.6
Current assets held for sale	—	—	—	—	50.3	—	50.3
Other current assets	0.4	—	—	—	254.7	—	255.1

Total current assets	50.2	1.1	—	—	406.7	—	458.0
Fixed assets, net	—	—	—	—	3,531.6	—	3,531.6
Intangible assets, net	—	—	—	—	560.2	—	560.2
Investments in, and loans to, affiliates	1,537.0	1,725.5	1,501.6	3,907.4	0.7	(8,671.5)	0.7
Other assets, net	—	—	—	78.3	45.1	—	123.4
Other assets held for sale	—	—	—	—	819.4	—	819.4

Total assets	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

Current liabilities of discontinued operations	£—	£—	£—	£—	£108.4	£—	£108.4
Other current liabilities	12.7	67.4	0.9	189.2	741.9	(375.7)	636.4

Total current liabilities	12.7	67.4	0.9	189.2	850.3	(375.7)	744.8
Long-term debt	—	1,348.6	54.9	3,424.6	5,094.0	(6,969.5)	2,952.6
Other long-term liabilities	—	—	—	58.9	158.3	—	217.2
Long-term liabilities of discontinued operations	—	—	—	—	4.2	—	4.2
Shareholders' equity	1,574.5	310.6	1,445.8	313.0	(743.1)	(1,326.3)	1,574.5

Total liabilities and shareholders' equity	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

	December 31, 2003
Balance sheets	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£63.1	£21.0	£39.8	£322.2	£—	£446.1
Restricted cash	—	—	—	15.1	—	15.1
Current assets held for sale	—	—	—	49.6	—	49.6
Other current assets	3.8	—	—	237.6	—	241.4

Total current assets	66.9	21.0	39.8	624.5	—	752.2
Fixed assets, net	—	—	—	3,857.2	—	3,857.2
Intangible assets, net	—	—	—	643.3	—	643.3
Investments in, and loans to, affiliates	2,017.8	1,922.0	4,222.2	5.5	(8,162.0)	5.5
Other assets, net	—	—	43.0	85.8	—	128.8
Other assets held for sale	—	—	—	875.1	—	875.1

Total assets	£2,084.7	£1,943.0	£4,305.0	£6,091.4	£(8,162.0)	£6,262.1

Current liabilities of discontinued operations	£—	£—	£—	£88.7	£—	£88.7
Other current liabilities	16.1	—	97.1	842.0	(243.6)	711.6

Total current liabilities	16.1	—	97.1	930.7	(243.6)	800.3
Long-term debt	—	162.5	3,306.7	5,170.3	(5,428.9)	3,210.6
Other long-term liabilities	—	—	—	180.6	—	180.6
Long-term liabilities of discontinued operations	—	—	—	2.0	—	2.0
Shareholders' equity	2,068.6	1,780.5	901.2	(192.2)	(2,489.5)	2,068.6

Total liabilities and shareholders' equity	£2,084.7	£1,943.0	£4,305.0	£6,091.4	£(8,162.0)	£6,262.1

	Year ended December 31, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,000.3	£—	£2,000.3
Operating costs	—	—	—	—	(827.7)	—	(827.7)
Selling, general and administrative expenses	(20.9)	—	—	—	(481.3)	—	(502.2)
Other charges	—	—	—	—	(23.8)	—	(23.8)
Depreciation and amortization	—	—	—	—	(699.1)	—	(699.1)

Operating loss	(20.9)	—	—	—	(31.6)	—	(52.5)
Interest and other income, net	0.7	103.9	88.2	290.5	4.2	(481.7)	5.8
Interest expense	—	(106.8)	—	(302.1)	(343.8)	481.7	(271.0)
Loss on extinguishment of debt	—	—	—	(36.2)	(126.0)	—	(162.2)
Share of loss from equity investments	—	—	—	—	(0.1)	—	(0.1)
Foreign currency (losses) gains	(2.1)	2.1	0.3	(30.5)	5.8	—	(24.4)
Income tax expense	(1.4)	—	(3.5)	—	(0.1)	—	(5.0)

(Loss) income from continuing operations	(23.7)	(0.8)	85.0	(78.3)	(491.6)	—	(509.4)
Income from discontinued operations	—	—	—	—	24.5	—	24.5
Equity in net loss of subsidiaries	(461.2)	(559.5)	(550.3)	(481.2)	—	2,052.2	—

Net loss	£(484.9)	£(560.3)	£(465.3)	£(559.5)	£(467.1)	£2,052.2	£(484.9)

	Year ended December 31, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£1,887.4	£—	£1,887.4
Operating costs	—	—	—	(788.9)	—	(788.9)
Selling, general and administrative expenses	(21.0)	—	—	(479.8)	—	(500.8)
Other charges	(7.5)	—	—	(14.8)	—	(22.3)
Depreciation and amortization	—	—	—	(769.8)	—	(769.8)

Operating loss	(28.5)	—	—	(165.9)	—	(194.4)
Interest and other income, net	1.2	53.0	316.2	8.5	(368.7)	10.2
Interest expense	(68.5)	(46.1)	(285.5)	(425.1)	368.7	(456.5)
Share of income from equity investments	—	—	—	1.1	—	1.1
Foreign currency gains	1.2	—	—	31.8	—	33.0
Income tax (expense) benefit	(1.0)	—	—	0.9	—	(0.1)

(Loss) income from continuing operations	(95.6)	6.9	30.7	(548.7)	—	(606.7)
Income from discontinued operations	—	—	—	21.9	—	21.9
Equity in net loss of subsidiaries	(489.2)	(498.5)	(528.9)	—	1,516.6	—

Net loss	£(584.8)	£(491.6)	£(498.2)	£(526.8)	£1,516.6	£(584.8)

	January 1, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Gain on debt discharge	£4,549.8	£—	£—	£701.3	£—	£5,251.1
Fresh-start adoption—intangible assets	—	—	—	525.9	—	525.9
Fresh-start adoption—long-term debt	—	—	—	137.5	—	137.5
Fresh-start adoption—deferred tax liability	—	—	—	16.8	—	16.8
Fresh-start adoption—accrued expenses	—	—	—	(74.8)	—	(74.8)
Fresh-start adoption—fixed assets	(0.5)	—	—	(2,195.2)	—	(2,195.7)
Recapitalization expense	(5.0)	—	—	—	—	(5.0)

Income (loss) from continuing operations	4,544.3	—	—	(888.5)	—	3,655.8
Income from discontinued operations	—	—	—	570.8	—	570.8
Equity in net loss of subsidiaries	(317.7)	(317.7)	(389.1)	—	1,024.5	—

Net income (loss)	£4,226.6	£(317.7)	£(389.1)	£(317.7)	£1,024.5	£4,226.6

	Year ended December 31, 2002
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£1,854.5	£—	£1,854.5
Operating costs	—	—	—	(855.9)	—	(855.9)
Selling, general and administrative expenses	(25.2)	14.8	—	(455.9)	—	(466.3)
Long-lived asset impairments	—	—	—	(277.0)	—	(277.0)
Other charges	(103.0)	—	—	(144.2)	—	(247.2)
Depreciation and amortization	(17.8)	—	—	(945.5)	—	(963.3)

Operating (loss) income	(146.0)	14.8	—	(824.0)	—	(955.2)
Interest and other income, net	6.3	251.0	367.5	14.3	(618.5)	20.6
Interest expense	(186.6)	(42.7)	(381.4)	(527.1)	618.5	(519.3)
Recapitalization expense	(58.4)	—	—	(43.4)	—	(101.8)
Share of income from equity investments	—	—	—	0.9	—	0.9
Foreign currency (losses) gains	(187.7)	—	—	125.1	—	(62.6)
Income tax benefit	0.8	—	—	5.0	—	5.8

(Loss) income from continuing operations	(571.6)	223.1	(13.9)	(1,249.2)	—	(1,611.6)
Income from discontinued operations	—	—	—	28.8	—	28.8
Equity in net loss of subsidiaries	(1,011.2)	(1,254.5)	(1,218.5)	—	3,484.2	—

Net loss	£(1,582.8)	£(1,031.4)	£(1,232.4)	£(1,220.4)	£3,484.2	£(1,582.8)

	Year ended December 31, 2004
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(13.9)	£1.1	£—	£136.3	£265.4	£—	£388.9
Investing activities:
Purchases of fixed assets	—	—	—	—	(303.8)	—	(303.8)
(Advances to) repayments from affiliates	—	(784.1)	(21.0)	(119.7)	9.2	924.8	9.2
Proceeds from sale of assets	—	—	—	—	1.3	—	1.3
Acquisitions, net	—	—	—	—	(18.8)	—	(18.8)
Purchases of marketable securities	(12.1)	—	—	—	—	—	(12.1)

Net cash (used in) investing activities	(12.1)	(784.1)	(21.0)	(119.7)	(312.1)	924.8	(324.2)

Financing activities:
Proceeds from borrowings, net	—	784.1	—	2,736.4	473.1	(1,091.6)	2,902.0
Proceeds from employee stock options	4.4	—	—	—	—	—	4.4
Principal payments	—	—	—	(2,792.8)	(662.7)	166.8	(3,288.7)

Net cash provided by (used in) financing activities	4.4	784.1	—	(56.4)	(189.6)	(924.8)	(382.3)

Effect of exchange rate changes	(3.3)	—	—	—	—	—	(3.3)

(Decrease) increase in cash and cash equivalents	(24.9)	1.1	(21.0)	(39.8)	(236.3)	—	(320.9)
Cash and cash equivalents, start of period	63.1	—	21.0	39.8	322.2	—	446.1

Cash and cash equivalents, end of period	£38.2	£1.1	£—	£—	£85.9	£—	£125.2

	Year ended December 31, 2003
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(115.8)	£(45.6)	£(65.7)	£543.0	£11.5	£327.4
Investing activities:
Purchases of fixed assets	—	—	—	(351.2)	—	(351.2)
(Advances to) repayments from affiliates	(498.1)	(75.2)	168.8	3.3	404.5	3.3
Proceeds from sales of marketable securities	3.2	—	—	—	—	3.2

Net cash (used in) provided by investing activities	(494.9)	(75.2)	168.8	(347.9)	404.5	(344.7)

Financing activities:
Proceeds from borrowings, net	—	509.8	150.0	188.7	(848.5)	—
Proceeds from rights offering, net	806.5	—	—	—	—	806.5
Proceeds from employee stock options	1.9	—	—	—	—	1.9
Principal payments	(309.3)	(428.4)	(243.6)	(185.6)	432.5	(734.4)

Net cash provided by (used in) financing actvities	499.1	81.4	(93.6)	3.1	(416.0)	74.0

Effect of exchange rate changes	(8.7)	—	—	—	—	(8.7)

(Decrease) increase in cash and cash equivalents	(120.3)	(39.4)	9.5	198.2	—	48.0
Cash and cash equivalents at start of period	183.4	60.4	30.3	124.0	—	398.1

Cash and cash equivalents at end of period	£63.1	£21.0	£39.8	£322.2	£—	£446.1

	January 1, 2003
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(43.4)	£14.3	£—	£—	£—	£(29.1)
Investing activities:
(Advances to) repayments from affiliates	(106.4)	—	64.4	—	42.0	—
Decrease in other assets	—	101.2	—	—	—	101.2

Net cash (used in) provided by investing activities	(106.4)	101.2	64.4	—	42.0	101.2

Financing activities:
Proceeds from borrowings, net	310.7	106.3	(64.4)	—	(106.4)	246.2
Principal payments	—	(232.1)	—	(64.4)	64.4	(232.1)

Net cash provided by (used in) financing actvities	310.7	(125.8)	(64.4)	(64.4)	(42.0)	14.1

Effect of exchange rate changes	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	160.9	(10.3)	—	(64.4)	—	86.2
Cash and cash equivalents at start of period	22.5	70.7	30.3	188.4	—	311.9

Cash and cash equivalents at end of period	£183.4	£60.4	£30.3	£124.0	£—	£398.1

	Year ended December 31, 2002
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£35.2	£(38.9)	£(3.1)	£255.7	£(77.3)	£171.6
Investing activities:
Purchases of fixed assets	—	—	—	(453.2)	—	(453.2)
(Advances to) repayments from affiliates	(62.5)	(315.6)	(301.7)	(4.5)	679.8	(4.5)
Increase in other assets	—	(110.8)	—	—	—	(110.8)
Proceeds from sales of assets	—	—	—	10.0	—	10.0
Purchases of marketable securities	(7.2)	—	—	—	—	(7.2)
Proceeds from sales of marketable securities	3.7	—	—	—	—	3.7

Net cash (used in) investing activities	(66.0)	(426.4)	(301.7)	(447.7)	679.8	(562.0)

Financing activities:
Proceeds from borrowings, net	—	446.0	300.3	319.9	(620.2)	446.0
Principal payments	—	—	(14.7)	(8.7)	17.7	(5.7)
Proceeds from borrowings from NTL (Delaware), Inc	—	90.0	—	—	—	90.0
Contribution from NTL (Delaware), Inc	2.6	—	—	—	—	2.6

Net cash provided by financing activities	2.6	536.0	285.6	311.2	(602.5)	532.9

Effect of exchange rate changes	(3.3)	—	—	—	—	(3.3)

(Decrease) increase in cash and cash equivalents	(31.5)	70.7	(19.2)	119.2	—	139.2
Cash and cash equivalents at start of period	54.0	—	49.5	69.2	—	172.7

Cash and cash equivalents at end of period	£22.5	£70.7	£30.3	£188.4	£—	£311.9

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

        On April 16, 2002, the Company's former ultimate parent company announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company's former ultimate parent company and certain of the other subsidiaries of the Company's former ultimate parent company filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors' committee of bondholders entered into a credit facility agreement (the "DIP facility") committing to provide a wholly-owned subsidiary of the Company with up to $500.0 million in new debt financing. NTL Delaware committed to provide up to an additional £90.0 million under the DIP facility.

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

        The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the Company's former ultimate parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003 (the "Effective Date"), at which time the Company emerged from Chapter 11 reorganization. In connection with the Company's emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the "Exit Notes") on January 10, 2003. Initial purchasers of the Company's Exit Notes also purchased 500,000 shares of the Company's common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million, or £310.7 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of the Company's subsidiary, NTL (UK) Group Inc., and to repay certain other obligations. Also on January 10, 2003, the Company and its lending banks amended the Company's existing credit facilities. The Exit Notes were repaid on November 17, 2003 following the Company's rights offering.

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

Reorganization Value

        The Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of its reorganization value as defined in SOP 90-7. The Company and its independent financial advisor determined the Company's reorganization value was £6,988.2 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the determination of the Company's reorganization value included the following:

  •
  Reporting unit 10-year cash flow projections.

  •
  Corporate income tax rates of 30% in the UK.

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

        The Company determined that its reorganization value computed as of the Effective Date, consisted of the following (in millions):

Present value of discounted cash flows of the emerging entity	£6,095.6
Current assets	768.6
Other assets	124.0

Reorganization value	£6,988.2

        The Company adopted fresh-start reporting because the holders of its voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company's reorganization value is less than its post-petition liabilities and allowed claims, as shown below (in millions):

Allowed claims:
Liabilities subject to compromise	£6,311.2
Post petition liabilities:
Current liabilities	4,948.9
Deferred income taxes	58.6

11,318.7
Reorganization value	(6,988.2)

£4,330.5

Gain on Debt Discharge

        The Company realized a gain of £5,251.1 million in connection with the recapitalization of its debt in accordance with the Plan. This gain has been reflected in the results of operations of the Predecessor Company on January 1, 2003. A summary of the gain on debt discharge follows (in millions):

Liabilities subject to compromise:
Pre-petition long-term debt subject to compromise	£6,097.7
Accounts payable and accrued expenses	1.0
Interest payable	196.8
Due to NTL Europe, Inc.	15.7

6,311.2
Unamortized deferred financing costs	(79.5)

6,231.7
Claims assumed and consideration exchanged:
Diamond Holdings' notes assumed	203.3
Interest payable assumed	23.6
Accounts payable and accrued expenses assumed	1.0
Due to NTL Europe, Inc. assumed	15.7
Value of Reorganized Company's common stock	737.0

980.6

£5,251.1

Recapitalization Expense

        The joint reorganization plan provided that recapitalization costs be allocated between the Company and NTL Europe. Recapitalization expense consisted of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Payroll and related costs paid	£—	£—	£(24.1)
Professional fees	—	—	(77.7)

	£—	£—	£(101.8)

January 1, 2003
Predecessor Company
Payroll and related costs paid	£—
Professional fees	(5.0)

£(5.0)

        Details of operating cash receipts and payments resulting from the recapitalization are as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Payroll and related costs paid	£—	£—	£(21.9)
Professional fees	—	—	(26.0)

Net operating cash flows from recapitalization items	£—	£—	£(47.9)

January 1, 2003
Predecessor Company
Payroll and related costs paid	£—
Professional fees	(5.0)

Net operating cash flows from recapitalization items	£(5.0)

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

	December 31, 2002			January 1, 2003
	Predecessor Company	Emergence from Chapter 11	Fresh-Start	Reorganized Company
	(in millions)
Assets
Current assets:
Cash and cash equivalents	£311.9	£86.2	£—	£398.1
Marketable securities	3.2	—	—	3.2
Accounts receivable—trade, net	211.9	—	—	211.9
Current assets held for sale	45.3	—	—	45.3
Due from affiliates	1.0	—	—	1.0
Prepaid expenses	96.8	—	—	96.8
Other current assets	57.3	(45.0)	—	12.3

Total current assets	727.4	41.2	—	768.6

Fixed assets, net	6,483.9	—	(2,195.7)	4,288.2
Intangible assets, net	235.3	—	307.0	542.3
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	218.9	218.9
Other assets held for sale	412.9	—	630.2	1,043.1
Other assets, net	234.9	(116.2)	—	118.7

Total assets	£8,102.8	£(75.0)	£(1,039.6)	£6,988.2

Liabilities and shareholders' equity (deficit)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	£227.3	£0.4	£—	£227.7
Accrued expenses	429.9	4.1	(20.3)	413.7
Accrued construction costs	39.9	—	—	39.9
Interest payable	110.2	23.6	—	133.8
Deferred revenue	196.5	—	—	196.5
Current liabilities of discontinued operations	79.1	—	—	79.1
Other current liabilities	168.8	(145.7)	—	23.1
Current portion of long-term debt	3,700.2	(3,698.2)	—	2.0

Total current liabilities	4,951.9	(3,815.8)	(20.3)	1,115.8

Long-term debt	—	4,063.5	—	4,063.5
Long-term debt discount	—	—	(137.5)	(137.5)
Other	—	—	29.1	29.1
Deferred income taxes	29.2	—	(16.8)	12.4
Long-term liabilities of discontinued operations	29.4	—	59.4	88.8
Commitments and contingent liabilities
Liabilities subject to compromise	6,311.2	(6,311.2)	—	—
Shareholders' equity (deficit):
Common stock—old	—	—	—	—
Common stock—new	—	0.3	—	0.3
Additional paid-in capital	9,249.3	659.9	(8,093.4)	1,815.8
Accumulated other comprehensive income (loss)	71.2	0.2	(71.4)	—
Retained (deficit) earnings	(12,539.4)	5,328.1	7,211.3	—

	(3,218.9)	5,988.5	(953.5)	1,816.1

Total liabilities and shareholders' equity (deficit)	£8,102.8	£(75.0)	£(1,039.6)	£6,988.2

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

Year ended December 31, 2002
Total revenue	£1,854.5
Loss from continuing operations	(1,117.6)
Loss from continuing operations per share	£(18.78)

NTL INCORPORATED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	£38.2	£63.1
Marketable securities	11.6	—
Other current assets	0.4	3.8

Total current assets	50.2	66.9

Investments in and loans to affiliates, net	1,537.0	2,017.8

Total assets	£1,587.2	£2,084.7

Liabilities and shareholders' equity
Current liabilities	£12.7	£16.1
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2004 and 2003) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2004 and 2003) shares; issued and outstanding 87.7 (2004) and 86.9 (2003) shares	0.5	0.5
Additional paid-in capital	2,670.0	2,641.7
Unearned stock compensation	(17.0)	(8.9)
Accumulated other comprehensive (loss) income	(9.3)	20.1
Accumulated (deficit)	(1,069.7)	(584.8)

Total shareholders' equity	1,574.5	2,068.6

Total liabilities and shareholders' equity	£1,587.2	£2,084.7

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(In millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Costs and expenses
General and administrative expenses	£(20.9)	£(21.0)	£(25.2)
Other charges	—	(7.5)	(103.0)
Depreciation	—	—	(0.3)
Amortization	—	—	(17.5)

Operating (loss)	(20.9)	(28.5)	(146.0)

Other income (expense)
Interest income and other, net	0.7	1.2	6.3
Interest expense (contractual interest of £553.3 (2002))	—	(68.5)	(186.6)
Recapitalization expense	—	—	(58.4)
Foreign currency transaction (losses) gains	(2.1)	1.2	(187.7)

(Loss) before income taxes and equity in net (loss) of subsidiaries	(22.3)	(94.6)	(572.4)
Income tax (expense) benefit	(1.4)	(1.0)	0.8

(Loss) before equity in net (loss) of subsidiaries	(23.7)	(95.6)	(571.6)
Equity in net (loss) of subsidiaries	(461.2)	(489.2)	(1,011.2)

Net (loss)	£(484.9)	£(584.8)	£(1,582.8)

January 1, 2003
Predecessor Company
Gain on debt discharge	£4,549.8
Fresh-start adoption—fixed assets	(0.5)
Recapitalization expense	(5.0)
Share of (losses) from equity investments	(317.7)

Net income	£4,226.6

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Reorganized Company	Predecessor Company
Net cash (used in) provided by operating activities	£(13.9)	£(115.8)	£35.2
Investing activities
Purchase of marketable securities	(12.1)	—	(7.2)
Proceeds from sales of marketable securities	—	3.2	3.7
Investments in and loans to affiliates	—	(498.1)	(62.5)

Net cash (used in) investing activities	(12.1)	(494.9)	(66.0)

Financing activities
Contribution from NTL (Delaware), Inc.	—	—	2.6
Net proceeds from rights offering	—	806.5	—
Proceeds from exercise of stock options	4.4	1.9	—
Principal payments on long-term debt	—	(309.3)	—

Net cash provided by financing activities	4.4	499.1	2.6

Effect of exchange rate changes on cash and cash equivalents	(3.3)	(8.7)	(3.3)

(Decrease) in cash and cash equivalents	(24.9)	(120.3)	(31.5)
Cash and cash equivalents, beginning of period	63.1	183.4	54.0

Cash and cash equivalents, end of period	£38.2	£63.1	£22.5

Supplemental disclosure of cash flow information
Cash paid for interest	£—	£28.9	£64.2
Income taxes paid	0.2	—	—
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware) Inc.	£—	£—	£82.5
January 1, 2003
Predecessor Company
Net cash (used in) operating activities	£(43.4)
Net cash (used in) investing activities	(106.4)
Net cash provided by financing activities	310.7

Increase in cash and cash equivalents	160.9
Cash and cash equivalents, beginning of period	22.5

Cash and cash equivalents, end of period	£183.4

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

3.     Leases

        Leases for office space end in 2007. Total rental expense for the years ended December 31, 2004, 2003 and 2002 under operating leases was £0.2 million, £0.7 million and £0.9 million, respectively.

        Future minimum lease payments under noncancellable operating leases as of December 31, 2004 are £0.2 million.

4.     Other

        On the Effective Date, the Company loaned Communications Cable Funding Corp., (a wholly-owned subsidiary), £99.8 million for the repayment of debt to NTL Delaware, Inc. Interest is payable on demand at a rate of 5.28516% per annum and will be increased to 15% per annum. On December 22, 2003, Communications Cable Funding Corp. repaid £2.6 million of the loan and on April 7, 2004, the Company contributed the remaining £97.2 million of the loan to the capital of Communications Cable Funding Corp.

        In addition, on the Effective Date, the Company acquired the public debt of Diamond Cable Communications Limited aggregating £853.1 million (including interest of £84.8 million). On February 4, 2003, the Company released Diamond Cable Communications Limited from its obligations under these notes.

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

NTL INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts Describe	(Deductions)/ Additions Describe		Balance at End of Period
Reorganized Company
Year ended December 31, 2004	£12.5	£28.0	£—	£2.9	(a)	£43.4
Allowance for doubtful accounts
Year ended December 31, 2003	£—	£13.1	£—	£(0.6)	(b)	£12.5
Allowance for doubtful accounts
Predecessor Company
Year ended December 31, 2002	£79.9	£30.5	£—	£(65.0)	(c)	£45.4
Allowance for doubtful accounts

(a)
Uncollectible accounts written-off, net of recoveries of £2.9 million.

(b)
Uncollectible accounts written-off, net of recoveries of £0.6 million.

(c)
Uncollectible accounts written-off, net of recoveries of £65.0 million.

QuickLinks

EXPLANATORY NOTE
NTL INCORPORATED AND SUBSIDIARIES FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004 TABLE OF CONTENTS
PART II
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
PART IV
  Item 15. Exhibits and Financial Statement Schedules
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
NTL INCORPORATED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In millions)