Form 10-Q
period 2005-09-30
NTL INC
filed 2005-11-08
CIK 906347

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of November 4, 2005 was 85,170,019.

NTL INCORPORATED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include the following and those set forth under the caption "Risk Factors" in our Form 10-K that was filed with the SEC on March 16, 2005 and subsequent amendments thereto:

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

  •
  our ability to have an impact upon, or to respond effectively to, new or modified laws or regulations; and

  •
  factors relating to the proposed acquisition of Telewest Global, Inc. including (1) the failure to obtain and retain expected synergies from the proposed transaction, (2) rates of success in executing, managing and integrating key acquisitions, including the proposed acquisition, (3) the ability to achieve business plans for the combined company, (4) the ability to manage and maintain key customer relationships, (5) delays in obtaining, or adverse conditions contained in, any regulatory or third-party approvals in connection with the proposed acquisition, (6) availability and cost of capital, (7) the ability to manage regulatory, tax and legal matters, and to resolve pending matters within current estimates, and (8) other similar factors.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NTL INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(see note)
Assets
Current assets
Cash and cash equivalents	£712.8	£125.2
Restricted cash	3.6	15.8
Marketable securities	93.4	11.6
Accounts receivable—trade, less allowance for doubtful accounts of £58.2 (2005) and £43.4 (2004)	208.8	207.3
Prepaid expenses and other current assets	51.4	47.8
Current assets held for sale	—	50.3

Total current assets	1,070.0	458.0
Fixed assets, net	3,339.2	3,531.6
Reorganization value in excess of amounts allocable to identifiable assets	197.6	200.7
Customer lists, net	274.3	354.0
Other intangible assets, net	2.9	5.5
Investments in and loans to affiliates, net	—	0.7
Other assets, net of accumulated amortization of £29.8 (2005) and £8.0 (2004)	105.0	123.4
Other assets held for sale	—	819.4

Total assets	£4,989.0	£5,493.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£149.5	£114.0
Accrued expenses and other current liabilities	247.4	300.1
Interest payable	80.9	51.9
Deferred revenue	111.3	109.5
Current liabilities of discontinued operations	—	108.4
Current portion of long-term debt	0.8	60.9

Total current liabilities	589.9	744.8
Long-term debt, net of current portion	2,262.8	2,952.6
Deferred revenue and other long-term liabilities	135.3	217.2
Long-term liabilities of discontinued operations	—	4.2
Minority interest	1.0	—
Commitments and contingent liabilities
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2005 and 2004) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2005 and 2004) shares; issued 88.4 (2005) and 87.7 (2004) and outstanding 85.2 (2005) and 87.7 (2004) shares	0.5	0.5
Additional paid-in capital	2,691.9	2,670.0
Treasury stock	(114.0)	—
Unearned stock-based compensation	(22.1)	(17.0)
Accumulated other comprehensive income (loss)	36.2	(9.3)
Accumulated (deficit)	(592.5)	(1,069.7)

Total shareholders' equity	2,000.0	1,574.5

Total liabilities and shareholders' equity	£4,989.0	£5,493.3

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	£482.7	£498.5	£1,463.0	£1,488.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(200.2)	(203.8)	(603.1)	(621.8)
Selling, general and administrative expenses	(116.2)	(123.3)	(358.3)	(370.7)
Other charges	(1.3)	(3.7)	(2.4)	(19.0)
Depreciation	(142.3)	(149.8)	(402.2)	(440.8)
Amortization	(27.4)	(25.7)	(82.3)	(77.1)

Total costs and expenses	(487.4)	(506.3)	(1,448.3)	(1,529.4)

Operating (loss) income	(4.7)	(7.8)	14.7	(41.4)
Other income (expense)
Interest income and other, net	6.8	1.6	21.6	5.4
Interest expense	(51.7)	(61.4)	(180.2)	(206.9)
Loss on extinguishment of debt	(2.0)	—	(2.0)	(162.2)
Share of (loss) income from equity investments	(0.2)	(0.1)	—	0.3
Foreign currency transaction losses	(13.1)	(9.2)	(29.9)	(16.0)

(Loss) from continuing operations before income taxes and minority interest expense	(64.9)	(76.9)	(175.8)	(420.8)
Income tax benefit (expense)	12.4	(0.5)	(8.7)	(2.0)
Minority interest expense	(1.0)	—	(1.0)	—

(Loss) from continuing operations	(53.5)	(77.4)	(185.5)	(422.8)

Discontinued operations
(Loss) income from discontinued operations before income taxes	—	(17.8)	5.5	12.7
Income tax expense	—	(0.4)	(0.2)	(1.2)
Gain on disposal, net of tax	1.4	—	657.4	—

Income (loss) from discontinued operations	1.4	(18.2)	662.7	11.5

Net (loss) income	£(52.1)	£(95.6)	£477.2	£(411.3)

Basic and diluted net (loss) from continuing operations per share	£(0.63)	£(0.88)	£(2.17)	£(4.85)

Basic and diluted net income (loss) from discontinued operations per share	£0.02	£(0.21)	£7.74	£0.13

Basic and diluted net (loss) income per share	£(0.61)	£(1.09)	£5.57	£(4.72)

Average number of shares outstanding	85.1	87.4	85.6	87.1

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited) (in millions, except per share data)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Unearned Stock-Based Compensation	Treasury Stock
	Shares	Par	Shares	Par
Balance, December 31, 2004	—	£—	87.7	£0.5	£2,670.0	£(17.0)	£—
Exercise of stock options and tax effect	—	—	0.7	—	6.5	—	—
Stock option grants at fair value	—	—	—	—	15.4	(15.4)	—
Purchase of shares	—	—	—	—	—	—	(114.0)
Restricted stock amortized to operations	—	—	—	—	—	0.6	—
Issuance of stock amortized to operations	—	—	—	—	—	0.1	—
Stock options amortized to operations	—	—	—	—	—	7.7	—
Performance related stock awards amortized to operations	—	—	—	—	—	1.9	—
Comprehensive income:
Net income for the nine months ended September 30, 2005	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—
Net unrealized gains on derivatives	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	—
Total

Balance, September 30, 2005	—	£—	88.4	£0.5	£2,691.9	£(22.1)	£(114.0)

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (continued)

(unaudited) (in millions, except per share data)

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized Gains (Losses) on Derivatives	Accumulated (Deficit)	Total
Balance, December 31, 2004		£16.8	£(2.1)	£(24.0)	£(1,069.7)	£1,574.5
Exercise of stock options and tax effect		—	—	—	—	6.5
Stock option grants at fair value		—	—	—	—	—
Purchase of shares		—	—	—	—	(114.0)
Restricted stock amortized to operations		—	—	—	—	0.6
Issuance of stock amortized to operations		—	—	—	—	0.1
Stock options amortized to operations		—	—	—	—	7.7
Performance related stock awards amortized to operations		—	—	—	—	1.9
Comprehensive income:
Net income for the nine months ended September 30, 2005	£477.2	—	—	—	477.2	477.2
Currency translation adjustment	31.3	31.3	—	—	—	31.3
Net unrealized gains on derivatives	12.1	—	—	12.1	—	12.1
Pension liability adjustment	2.1	—	2.1	—	—	2.1

Total	£522.7

Balance, September 30, 2005		£48.1	£—	£(11.9)	£(592.5)	£2,000.0

See accompanying notes.

NTL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	£ 300.1	£ 289.7
Investing activities
Purchase of fixed assets	(220.4)	(212.2)
Investments in and loans to affiliates	—	2.5
Decrease in restricted cash	12.2	—
Purchase of marketable securities	(93.3)	—
Proceeds from sale of marketable securities	18.5	—
Proceeds from sale of assets	2.6	2.8
Proceeds from sale of broadcast operations, net	1,229.0	—
Proceeds from sale of Ireland operations, net	216.2	—

Net cash provided by (used in) investing activities	1,164.8	(206.9)

Financing activities
Proceeds from employee stock option exercises	4.8	3.6
Proceeds from new borrowings, net	—	2,905.1
Principal payments on long-term debt	(781.7)	(3,287.6)
Purchase of stock	(114.0)	—
Capital lease payments	(0.6)	(0.9)

Net cash (used in) financing activities	(891.5)	(379.8)

Effect of exchange rate changes on cash and cash equivalents	14.2	—
Increase (decrease) in cash and cash equivalents	587.6	(297.0)
Cash and cash equivalents, beginning of period	125.2	446.1

Cash and cash equivalents, end of period	£ 712.8	£ 149.1

See accompanying notes.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, or our 2004 Annual Report.

        On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, broadcast's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of broadcast have been excluded from the components of "(Loss) from continuing operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        On May 9, 2005, we sold our operations in the Republic of Ireland. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of Ireland have been excluded from the components of "(Loss) from continuing operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        Following the disposal of our Irish operations in the second quarter, all of our revenue from continuing operations and substantially all of our assets are denominated in pounds sterling. Accordingly, we report our results of operations and financial position in pounds sterling. Financial information for all prior periods presented in this report has been restated accordingly.

        Certain prior period balances have been reclassified to conform to the current period presentation.

        Basic and diluted net income (loss) per share is computed by dividing the net income (loss) by the average number of shares outstanding during the three and nine months ended September 30, 2005 and 2004. Outstanding warrants, options to purchase 3.1 million shares and 0.1 million shares of restricted stock at September 30, 2005 are excluded from the calculation of diluted net loss per share, since the inclusion of such warrants, options and shares is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Number of shares outstanding at start of period(1)	85.0	87.3	87.6	86.8
Issues of common stock	0.1	0.1	0.4	0.3
Repurchase of stock	—	—	(2.4)	—

Average shares outstanding	85.1	87.4	85.6	87.1

(1)
Excludes 0.1 million shares of restricted stock

Note 2—Discontinued Operations

        Broadcast—On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Accordingly, we have accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £21.4 million, respectively and for the three and nine months ended September 30, 2004 was £66.5 million and £210.6 million, respectively. Broadcast's pre-tax (loss) income, reported within discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £3.0 million, respectively, and for the three and nine months ended September 30, 2004 was £(20.7) million and £2.2 million, respectively.

        Ireland—On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, we have accounted for the Ireland operations as discontinued operations. Revenue of the Ireland operations, reported in discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £25.6 million, respectively, and for the three and nine months ended September 30, 2004 was £17.9 million and £53.3 million, respectively. Ireland's pre-tax income, reported within discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £2.5 million, respectively, and for the three and nine months ended September 30, 2004 was £2.9 million and £10.5 million, respectively.

        The assets and liabilities of the broadcast and Ireland operations reported as held-for-sale include (in millions):

	September 30, 2005	December 31, 2004
	(unaudited)
Current assets held for sale
Accounts receivable, net	£—	£31.9
Prepaid expenses and other current assets	—	18.4

	£—	£50.3

Other assets held for sale
Fixed assets, net	£—	£525.1
Reorganization value in excess of amounts allocable to identifiable assets	—	97.7
Customer lists, net	—	201.3
Investments in and loans to affiliates, net	—	(5.4)
Other assets	—	0.7

	£—	£819.4

Current liabilities of discontinued operations
Accounts payable	£—	£21.6
Accrued expenses	—	49.4
Deferred revenue	—	37.4

	£—	£108.4

Long-term liabilities of discontinued operations
Deferred income taxes	£—	£0.1
Other long-term liabilities	—	4.1

	£—	£4.2

Note 3—Acquisitions and Disposals

        In November 2004, we acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management for £23.9 million. The acquisition increased our ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

        On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Upon the sale, we recorded a gain on disposal of £520.2 million, of which £1.4 was recorded in the three months ended September 30, 2005 in respect of the resolution of purchase price and other adjustments relating to the broadcast operations. See Note 2—Discontinued Operations.

        On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley. Upon the sale, we recorded a gain on disposal of £137.2 million, net of tax of £8.3 million. See Note 2—Discontinued Operations.

        On October 2, 2005, we entered into a merger agreement with Telewest Global, Inc., or Telewest, and Merger Sub Inc., our wholly owned subsidiary. The merger agreement provides that Merger Sub will merge with and into Telewest, with Telewest continuing as the surviving corporation and as our wholly owned subsidiary. In connection with the merger agreement, on October 2, 2005, NTL and our wholly owned subsidiary, NTL Investment Holdings Limited, or NTLIH, entered into a commitment letter and certain other agreements related to the financing of the proposed merger. At the effective time of the merger, each share of Telewest common stock will be converted into the right to receive (i) $16.25 in cash, without interest, and (ii) 0.115 of a share of our common stock (together with cash in lieu of fractional shares of our common stock). The merger is subject to certain customary conditions, including (i) approval by stockholders of NTL and of Telewest and (ii) regulatory approvals. See Note 6—Long-Term Debt.

Note 4—Fixed Assets

        Fixed assets consist of (in millions):

	Estimated Useful Life	September 30, 2005	December 31, 2004
		(unaudited)
Operating equipment
Cable distribution plant	8 - 30 years	£3,218.8	£3,155.8
Switches and headends	8 - 10 years	312.4	311.1
Customer premises equipment	5 - 10 years	896.1	771.9
Other operating equipment	8 - 20 years	65.8	66.0

Total operating equipment		4,493.1	4,304.8

Other equipment
Land	—	4.4	4.5
Buildings	30 years	65.1	65.1
Leasehold improvements	20 years or, if less, the lease term	65.5	65.8
Computer infrastructure	3 - 5 years	235.4	221.5
Other equipment	5 - 12 years	62.7	56.4

Total other equipment		433.1	413.3

		4,926.2	4,718.1
Accumulated depreciation		(1,633.1)	(1,233.1)

		3,293.1	3,485.0
Construction in progress		46.1	46.6

		£3,339.2	£3,531.6

Note 5—Intangible Assets

        Intangible assets consist of (millions):

	Estimated Useful Life	September 30, 2005	December 31, 2004
	(unaudited)
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		£197.6	£200.7

Intangible assets subject to amortization:
Costs
Non-compete agreements	1 year	£2.8	£2.8
Trademark license	5 years	3.2	3.2
Customer lists	3 - 5 years	560.6	560.6

		566.6	566.6

Accumulated amortization
Non-compete agreements		2.5	0.4
Trademark license		0.6	0.1
Customer lists		286.3	206.6

		289.4	207.1

		£277.2	£359.5

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows: £109.5 million in 2005, £106.2 million in 2006, £105.6 million in 2007, £34.6 million in 2008 and £3.6 million in 2009.

        The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the nine months ended September 30, 2005 is as follows (in millions) (unaudited):

Reorganization value in excess of amounts allocable to identifiable assets—December 31, 2004	£200.7
Adjustments to deferred tax accounts	(3.1)

Reorganization value in excess of amounts allocable to identifiable assets—September 30, 2005	£197.6

        The movement in reorganization value in excess of amounts allocable to identifiable assets during the nine months ended September 30, 2005 includes a tax expense of approximately £3.1 million relating to the use of tax attributes that existed as of January 10, 2003, the date that we emerged from Chapter 11 reorganization. The deferred tax asset relating to these tax attributes had previously been offset by a valuation allowance.

Note 6—Long-Term Debt

        Long-term debt consists of (in millions):

	September 30, 2005	December 31, 2004
	(unaudited)
8.75% US Dollar Senior Notes due 2014	£240.2	£221.8
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	153.3	159.0
US Dollar Floating Rate Senior Notes due 2012	—	52.2
Senior Credit Facility	1,455.2	2,165.0
Capital leases	38.4	38.9
Other	1.5	1.6

	2,263.6	3,013.5
Less: current portion	(0.8)	(60.9)

	£2,262.8	£2,952.6

        The effective interest rates on the variable interest rate debt were as follows:

	September 30, 2005	December 31, 2004
Floating Rate Senior Notes due 2012	n/a	7.07%
Senior Credit Facility	7.04%	7.13%

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

        In connection with the merger agreement with Telewest, we and NTLIH have agreed to a commitment letter with several financial institutions who have agreed to arrange and to underwrite the new credit facilities described below.

        The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving credit facility, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to Communications Cable Funding Corporation ("CCFC"), one of our subsidiaries. In addition, we and NTLIH agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

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

        The fair values of our derivative instruments were as follows (in millions):

	September 30, 2005	December 31, 2004
	(unaudited)
Included within other long term assets:
Interest rate swaps	£8.1	£1.2

Included within other current liabilities:
Foreign currency forward rate contracts	£—	£2.0

Included within deferred revenue and other long-term liabilities:
Foreign currency forward rate contracts	£24.7	£33.7
Interest rate swaps	20.0	25.2

	£44.7	£58.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of September 30, 2005 we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of our outstanding Senior Credit Facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of £3.0 million under these interest rate swaps is included within interest expense for the nine months ended September 30, 2005.

        We have designated these interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. In the nine months ended September 30, 2005, we recorded £3.7 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of these interest rate swaps.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of September 30, 2005, we had outstanding cross-currency interest rate swaps with principal amounts of $820.2 million and €151.0 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on the U.S. dollar denominated portion of our Senior Credit Facility, and the interest payments on the euro denominated portion of our Senior Credit Facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $820.2 million and €151.0 million. The net settlement of £4.3 million under these cross-currency interest rate swaps is included within interest expense for the nine months ended September 30, 2005.

        We have designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated Senior Notes and the U.S. dollar and euro denominated portion of our Senior Credit Facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. In the nine months ended September 30, 2005, we recorded £1.6 million of unrealized losses and £17.4 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross currency interest rate swaps. There was a realized gain in the three and nine months ended September 30, 2005 of £1.6 million arising from the settlement of these cross-currency interest rate swaps on the interest payments of the Floating rate Notes due 2012.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

        As of September 30, 2005, we had outstanding foreign currency forward rate contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in the pound sterling value of the U.S. dollar and euro denominated principal obligation of the 8.75% Senior Note due 2014, and variable rate LIBOR Senior Credit Facility, caused by changes in the U.S. dollar, euro and pound sterling exchange rates.

        The foreign currency forward rate contracts are not effective hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar and euro denominated debt into pound sterling, in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign exchanges gains (losses).

        Net changes in the fair value of the foreign currency forward rate contracts recognized in (loss) from continuing operations for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Net (loss) gain in fair value of foreign currency forward rate contracts	£(0.6)	£(9.9)	£11.0	£(6.1)

        On October 2, 2005, we and NTLIH entered into an agreement with several financial institutions to provide (i) senior secured credit facilities in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving working capital facility, and (ii) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to CCFC, in connection with the combination transaction with Telewest Global, Inc. As a result of this agreement, we have discontinued the hedge designation on October 2, 2005 of the cross currency and interest rate swaps related to the interest payments on the senior debt facilities. Net unrealized losses of £9.1 million have been included in other comprehensive income at September 30, 2005 and will be reclassified to earnings as the hedged item affects earnings, or the forecasted future transaction is no longer considered probable of occurring. Future changes in fair value with respect to these instruments will be recorded in the statement of operations.

Note 8—Fair Values of Financial Instruments

        In estimating the fair value of our financial instruments we have used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash: The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Long-term debt: The carrying amount of the senior credit facility approximates its fair value. The fair values of our other debt in the following table are based on the quoted market prices.

        The carrying amounts and fair values of our financial instruments are as follows (in millions):

	September 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Cash and cash equivalents	£712.8	£712.8	£125.2	£125.2
Restricted cash	3.6	3.6	15.8	15.8
Marketable securities	93.4	93.4	11.6	11.6
Long-term debt:
8.75% US Dollar Senior Notes due 2014	£240.2	£246.8	£221.8	£251.8
9.75% Sterling Senior Notes due 2014	375.0	380.6	375.0	404.1
8.75% Euro Senior Notes due 2014	153.3	161.8	159.0	177.6
Floating Rate Senior Notes due 2012	—	—	52.2	54.0
Senior Credit Facility	1,455.2	1,455.2	2,165.0	2,165.0

Note 9—Stock Based Compensation

        Our stock-based employee compensation plans are described more fully in Note 13 of our 2004 Annual Report. Effective as of January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. For the three and nine months ended September 30, we expensed £3.0 million and £9.8 million, respectively, in 2005 and £3.9 million and £11.3 million, respectively, in 2004, related to stock-based compensation.

        The following weighted-average assumptions have been used in the Black-Scholes option pricing model for 2005 and 2004:

	For the nine months ended September 30,
	2005	2004
Risk-free Interest Rate	4.03%	3.97%
Expected Dividend Yield	0%	0%
Expected Volatility	0.74	0.84
Expected Lives	3.6	3.4

        A summary of the activity and related information for stock options for the nine months ended September 30, 2005 and 2004 is as follows:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(unaudited)
Outstanding—beginning of period	3,140,977	$22.89	3,229,967	$13.85
Granted	896,930	64.32	818,500	46.90
Exercised	(630,433)	14.11	(604,890)	12.88
Expired	—	—	(5,200)	12.00
Forfeited	(278,349)	13.95	(194,400)	12.77

Outstanding—end of period	3,129,125	$37.33	3,243,977	$22.43

Exercisable at end of the period	818,943	$24.78	465,443	$19.81

Weighted-average grant date fair value of options granted during the period		$31.50		$48.40

        Exercise prices for options outstanding as of September 30, 2005 are as follows:

Range of exercise prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Number of shares currently exercisable	Weighted average exercise price
$0.01	200,000	$0.01	8.6	99,999	$0.01
$9.00 to $15.00	1,360,610	13.70	7.5	499,344	14.55
$40.00 to $50.00	140,000	45.03	8.3	63,000	43.35
$50.01 to $60.00	128,900	59.09	8.6	36,600	59.03
$60.01 to $70.00	1,099,615	63.58	9.5	40,000	60.27
$70.01 to $80.00	200,000	71.60	8.3	80,000	71.60

Note 10—Employee Benefit Plans

        Effective December 31, 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Service costs	£0.6	£1.6	£2.3	£4.9
Interest costs	3.6	3.6	10.9	10.4
Expected return on plan assets	(3.9)	(3.6)	(11.2)	(10.4)
Amortization of transition obligations	—	(0.1)	—	(0.1)
FAS 88 adjustment	—	—	(0.1)	—

Net periodic benefit costs	£0.3	£1.5	£1.9	£4.8

Employer Contributions

        We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute £60.1 million to our pension plans in 2005. For the three and nine months ended September 30, 2005, we contributed £0.9 million and £59.3 million, respectively, to our pension plans. We presently anticipate contributing an additional £0.8 million to fund our pension plans in 2005 for a total of £60.1 million.

Note 11—Other Charges Including Restructuring Charges

        Other charges of £1.3 million and £2.4 million for the three and nine months ended September 30, 2005, respectively, represent the costs incurred in connection with our call center consolidation program. The costs include £0.8 million for involuntary employee termination and related costs, £1.5 million for lease exit costs and £0.4 million for other costs. On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of September 30, 2005, we have incurred £26.5 million and we expect to incur approximately £29.0 million of costs to execute this program.

        Other charges of £3.7 million and £19.0 million for the three and nine months ended September 30, 2004, respectively, were restructuring charges incurred in connection with our call center consolidation program and relate to involuntary employee termination and related costs in respect of approximately 2,300 employees all of whom were terminated by September 30, 2005 and other costs incurred in connection with our call center consolidation program.

        The following table summarizes the restructuring charges incurred and utilized in the nine months ended September 30, 2005:

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
	(unaudited) (in millions)
Balance, December 31, 2004	£1.7	£28.4	£0.2	£30.3
Released	—	—	(0.3)	(0.3)
Charged to expense	0.8	1.5	0.4	2.7
Interest	—	2.5	—	2.5
Utilized	(2.5)	(7.6)	(0.3)	(10.4)

Balance, September 30, 2005	£—	£24.8	£—	£24.8

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

Note 13—Comprehensive (Loss) Income

        Comprehensive (loss) income comprises:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Net (loss) income for period	£(52.1)	£(95.6)	£477.2	£(411.3)
Currency translation adjustment	7.4	5.3	31.3	2.3
Net unrealized gains (losses) on derivatives	6.5	(10.0)	12.1	(8.9)
Pension liability adjustment	—	—	2.1	—

Comprehensive (loss) income	£(38.2)	£(100.3)	£522.7	£(417.9)

Note 14—Income taxes

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter is included in tax expense for the current quarter. Income taxes for the three months ended September 30, 2005 include a credit of £16.0 million resulting from a change in our estimated annual effective tax rate.

Note 15—Commitments and Contingent Liabilities

        At September 30, 2005, we were committed to pay £123.0 million for equipment and services. This amount includes £2.2 million for operations and maintenance contracts and other commitments from October 1, 2006 to September 30, 2007. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended September 30
2006	£120.8
2007	2.2
2008	—
2009	—
2010	—

£123.0

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

        Our banks have provided guarantees in form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended September 30
2006	£12.2
2007	—
2008	—
2009	—
2010	—
Thereafter	8.3

£20.5

Note 16—Condensed consolidated financial information

        On April 13, 2004, our wholly owned subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes. We and certain of our subsidiaries, namely Cable Communications Funding Corp., NTL (UK) Group, Inc. and NTL Communications Limited, have guaranteed the Senior Notes on a senior basis. NTL Investment Holdings Limited, or NTLIH, has guaranteed the Senior Notes on a senior subordinated basis.

        We present the following condensed consolidated financial information as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and September 30, 2004 as required by Article 3-10(d) of Regulation S-X.

	September 30, 2005
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£443.2	£—	£—	£0.1	£269.5	£—	£712.8
Restricted cash	—	—	—	—	3.6	—	3.6
Marketable securities	93.4	—	—	—	—	—	93.4
Other current assets	1.0	—	0.3	—	258.9	—	260.2

Total current assets	537.6	—	0.3	0.1	532.0	—	1,070.0
Fixed assets, net	—	—	—	—	3,339.2	—	3,339.2
Intangible assets, net	—	—	(6.6)	—	481.4	—	474.8
Investments in, and loans to, affiliates	1,477.2	1,693.2	1,432.0	3,916.8	935.7	(9,454.9)	—
Other assets, net	—	—	—	62.1	42.9	—	105.0

Total assets	£2,014.8	£1,693.2	£1,425.7	£3,979.0	£5,331.2	£(9,454.9)	£4,989.0

Other current liabilities	£4.8	£35.0	£2.7	£94.7	£814.6	£(361.9)	£589.9
Long-term debt	10.0	859.7	—	3,036.5	4,647.0	(6,290.4)	2,262.8
Other long-term liabilities	—	—	8.4	44.7	82.2	—	135.3
Minority interest	—	—	—	—	1.0	—	1.0
Shareholders' equity	2,000.0	798.5	1,414.6	803.1	(213.6)	(2,802.6)	2,000.0

Total liabilities and shareholders' equity	£2,014.8	£1,693.2	£1,425.7	£3,979.0	£5,331.2	£(9,454.9)	£4,989.0

	December 31, 2004
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£38.2	£1.1	£—	£—	£85.9	£—	£125.2
Restricted cash	—	—	—	—	15.8	—	15.8
Marketable securities	11.6	—	—	—	—	—	11.6
Current assets held for sale	—	—	—	—	50.3	—	50.3
Other current assets	0.4	—	—	—	254.7	—	255.1

Total current assets	50.2	1.1	—	—	406.7	—	458.0
Fixed assets, net	—	—	—	—	3,531.6	—	3,531.6
Intangible assets, net	—	—	—	—	560.2	—	560.2
Investments in, and loans to, affiliates	1,537.0	1,725.5	1,501.6	3,907.4	0.7	(8,671.5)	0.7
Other assets, net	—	—	—	78.3	45.1	—	123.4
Other assets held for sale	—	—	—	—	819.4	—	819.4

Total assets	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

Current liabilities of discontinued operations	£—	£—	£—	£—	£108.4	£—	£108.4
Other current liabilities	12.7	67.4	0.9	189.2	741.9	(375.7)	636.4

Total current liabilities	12.7	67.4	0.9	189.2	850.3	(375.7)	744.8
Long-term debt	—	1,348.6	54.9	3,424.6	5,094.0	(6,969.5)	2,952.6
Other long-term liabilities	—	—	—	58.9	158.3	—	217.2
Long-term liabilities of discontinued operations	—	—	—	—	4.2	—	4.2
Shareholders' equity	1,574.5	310.6	1,445.8	313.0	(743.1)	(1,326.3)	1,574.5

Total liabilities and shareholders' equity	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

	Three months ended September 30, 2005
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£482.7	£—	£482.7
Operating costs	—	—	—	—	(200.2)	—	(200.2)
Selling, general and administrative expenses	(3.8)	—	—	—	(112.4)	—	(116.2)
Other charges	—	—	—	—	(1.3)	—	(1.3)
Depreciation and amortization	—	—	—	—	(169.7)	—	(169.7)

Operating loss	(3.8)	—	—	—	(0.9)	—	(4.7)
Interest and other income, net	4.7	19.4	4.3	75.7	1.1	(98.4)	6.8
Interest expense	(0.2)	(19.3)	—	(61.0)	(69.6)	98.4	(51.7)
Loss on extinguishment of debt	—	(2.0)	—	—	—	—	(2.0)
Share of (loss) from equity investments	—	—	—	—	(0.2)	—	(0.2)
Foreign currency (losses) gains	(2.2)	—	—	(13.7)	2.8	—	(13.1)
Minority interest expense	—	—	—	—	(1.0)	—	(1.0)
Income tax benefit	—	—	12.4	—	—	—	12.4

(Loss) income from continuing operations	(1.5)	(1.9)	16.7	1.0	(67.8)	—	(53.5)
(Loss) income from discontinued operations	—	—	(8.4)	—	9.8	—	1.4
Equity in net loss of subsidiaries	(50.6)	(65.4)	(75.9)	(66.4)	—	258.3	—

Net loss	£(52.1)	£(67.3)	£(67.6)	£(65.4)	£(58.0)	£258.3	£(52.1)

	Nine months ended September 30, 2005
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,463.0	£—	£1,463.0
Operating costs	—	—	—	—	(603.1)	—	(603.1)
Selling, general and administrative expenses	(11.2)	—	—	—	(347.1)	—	(358.3)
Other charges	—	—	—	—	(2.4)	—	(2.4)
Depreciation and amortization	—	—	—	—	(484.5)	—	(484.5)

Operating (loss) income	(11.2)	—	—	—	25.9	—	14.7
Interest and other income, net	12.0	65.3	21.2	228.0	8.3	(313.2)	21.6
Interest expense	(0.4)	(65.8)	(0.1)	(212.1)	(215.0)	313.2	(180.2)
Loss on extinguishment of debt	—	(2.0)	—	—	—	—	(2.0)
Share of income from equity investments	—	—	—	—	—	—	—
Foreign currency (losses) gains	(9.8)	—	—	(52.4)	32.3	—	(29.9)
Minority interest expense	—	—	—	—	(1.0)	—	(1.0)
Income tax benefit (expense)	1.1	—	(9.8)	—	—	—	(8.7)

(Loss) income from continuing operations	(8.3)	(2.5)	11.3	(36.5)	(149.5)	—	(185.5)
(Loss) income from discontinued operations	—	—	(8.4)	—	671.1	—	662.7
Equity in net income of subsidiaries	485.5	475.9	475.4	512.4	—	(1,949.2)	—

Net income	£477.2	£473.4	£478.3	£475.9	£521.6	£(1,949.2)	£477.2

	Three months ended September 30, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£498.5	£—	£498.5
Operating costs	—	—	—	—	(203.8)	—	(203.8)
Selling, general and administrative expenses	(1.6)	—	—	—	(121.7)	—	(123.3)
Other charges	0.1	—	—	—	(3.8)	—	(3.7)
Depreciation and amortization	—	—	—	—	(175.5)	—	(175.5)

Operating loss	(1.5)	—	—	—	(6.3)	—	(7.8)
Interest and other income, net	0.3	37.2	22.7	63.4	2.1	(124.1)	1.6
Interest expense	—	(37.6)	(0.2)	(78.5)	(69.2)	124.1	(61.4)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Share of (loss) income from equity investments	(1.2)	—	—	—	1.1	—	(0.1)
Foreign currency gains (losses)	1.1	(0.1)	—	(13.5)	3.3	—	(9.2)
Income tax expense	(0.3)	—	(0.2)	—	—	—	(0.5)

(Loss) income from continuing operations	(1.6)	(0.5)	22.3	(28.6)	(69.0)	—	(77.4)
(Loss) from discontinued operations	—	—	—	—	(18.2)	—	(18.2)
Equity in net loss of subsidiaries	(94.0)	(118.6)	(113.2)	(90.0)	—	415.8	—

Net loss	£(95.6)	£(119.1)	£(90.9)	£(118.6)	£(87.2)	£415.8	£(95.6)

	Nine months ended September 30, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,488.0	£—	£1,488.0
Operating costs	—	—	—	—	(621.8)	—	(621.8)
Selling, general and administrative expenses	(9.1)	—	—	—	(361.6)	—	(370.7)
Other charges	0.1	—	—	—	(19.1)	—	(19.0)
Depreciation and amortization	—	—	—	—	(517.9)	—	(517.9)

Operating loss	(9.0)	—	—	—	(32.4)	—	(41.4)
Interest and other income, net	2.9	64.0	65.5	226.0	5.2	(358.2)	5.4
Interest expense	—	(69.7)	(1.6)	(211.3)	(282.5)	358.2	(206.9)
Loss on extinguishment of debt	—	—	—	(36.2)	(126.0)	—	(162.2)
Share of income from equity investments	—	—	—	—	0.3	—	0.3
Foreign currency gains (losses)	1.2	2.0	0.3	(30.1)	10.6	—	(16.0)
Income tax expense	(1.0)	—	(1.0)	—	—	—	(2.0)

(Loss) income from continuing operations	(5.9)	(3.7)	63.2	(51.6)	(424.8)	—	(422.8)
Income from discontinued operations	—	—	—	—	11.5	—	11.5
Equity in net loss of subsidiaries	(405.4)	(470.9)	(469.4)	(419.3)	—	1,765.0	—

Net loss	£(411.3)	£(474.6)	£(406.2)	£(470.9)	£(413.3)	£1,765.0	£(411.3)

	Nine months ended September 30, 2005
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash (used in) provided by operating activities	£(15.2)	£24.2	£60.3	£(48.1)	£278.9	£—	£300.1
Investing activities:
Purchases of fixed assets	—	—	—	—	(220.4)	—	(220.4)
Repayments from (advances to) affiliates	56.2	494.2	519.7	537.2	(797.1)	(810.2)	—
Proceeds from sale of assets	—	—	—	—	2.6	—	2.6
Dividends received	523.8	—	—	—	—	(523.8)	—
Decrease in restricted cash	—	—	—	—	12.2	—	12.2
Proceeds from sale of broadcast operations, net	—	—	—	—	1,229.0	—	1,229.0
Proceeds from sale of Ireland operations, net	—	—	—	—	216.2	—	216.2
Proceeds from sale of marketable securities	18.5	—	—	—	—	—	18.5
Purchase of marketable securities	(93.3)	—	—	—	—	—	(93.3)

Net cash provided by investing activities	505.2	494.2	519.7	537.2	442.5	(1,334.0)	1,164.8

Financing activities:
Dividends paid	—	—	(523.8)	—	—	523.8	—
Proceeds from new borrowings	10.0	58.9	—	739.7	—	(808.6)	—
Proceeds from employee stock options	4.8	—	—	—	—	—	4.8
Purchase of stock	(114.0)	—	—	—	—	—	(114.0)
Principal payments	—	(578.4)	(56.2)	(1,228.7)	(537.8)	1,618.8	(782.3)

Net cash (used in) financing activities	(99.2)	(519.5)	(580.0)	(489.0)	(537.8)	1,334.0	(891.5)

Effect of exchange rate changes	14.2	—	—	—	—	—	14.2
Increase (decrease) in cash and cash equivalents	405.0	(1.1)	—	0.1	183.6	—	587.6
Cash and cash equivalents at start of period	38.2	1.1	—	—	85.9	—	125.2

Cash and cash equivalents at end of period	£443.2	£—	£—	£0.1	£269.5	£—	£712.8

	Nine months ended September 30, 2004
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash (used in) provided by operating activities	£(22.5)	£1.2	£(0.1)	£187.1	£124.0	£—	£289.7
Investing activities:
Purchases of fixed assets	—	—	—	—	(212.2)	—	(212.2)
(Advances to) repayments from affiliates	—	(784.1)	(21.0)	(173.7)	2.5	978.8	2.5
Proceeds from sale of assets	—	—	—		2.8	—	2.8

Net cash (used in) investing activities	—	(784.1)	(21.0)	(173.7)	(206.9)	978.8	(206.9)

Financing activities:
Proceeds from borrowings, net	—	784.1	—	2,739.6	527.0	(1,145.6)	2,905.1
Proceeds from employee stock options	3.6	—	—	—	—	—	3.6
Principal payments	—	—	—	(2,792.8)	(662.5)	166.8	(3,288.5)

Net cash provided by (used in) financing activities	3.6	784.1	—	(53.2)	(135.5)	(978.8)	(379.8)

(Decrease) increase in cash and cash equivalents	(18.9)	1.2	(21.1)	(39.8)	(218.4)	—	(297.0)
Cash and cash equivalents, start of period	63.1	—	21.1	39.8	322.1	—	446.1

Cash and cash equivalents, end of period	£44.2	£1.2	£—	£—	£103.7	£—	£149.1

Note 17—Recent Accounting Pronouncements

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

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(see note)
Assets
Current assets
Cash and cash equivalents	£269.2	£85.5
Restricted cash	2.6	14.9
Accounts receivable—trade, less allowance for doubtful accounts of £54.6 (2005) and £39.0 (2004)	194.3	195.9
Prepaid expenses and other current assets	49.4	47.4
Current assets held for sale	—	50.3

Total current assets	515.5	394.0
Fixed assets, net	3,154.9	3,331.7
Reorganization value in excess of amounts allocable to identifiable assets	197.9	197.9
Customer lists, net	254.4	328.5
Other intangible assets, net	2.9	5.5
Other assets, net of accumulated amortization of £29.8 (2005) and £8.0 (2004)	105.0	123.4
Due from affiliates	59.8	—
Other assets held for sale	—	824.8

Total assets	£4,290.4	£5,205.8

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£149.3	£112.6
Accrued expenses and other current liabilities	237.6	287.0
Interest payable	48.2	140.4
Deferred revenue	104.0	104.0
Due to affiliates	151.7	132.0
Current liabilities of discontinued operations	—	108.4
Current portion of long-term debt	0.8	60.9

Total current liabilities	691.6	945.3
Long-term debt, net of current portion	2,667.8	3,729.0
Deferred revenue and other long-term liabilities	126.9	214.3
Long-term liabilities of discontinued operations	—	4.2
Minority interest	1.0	—
Commitments and contingent liabilities
Shareholders' equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2005 and 2004); issued and outstanding 121,006 (2005) and (2004) ordinary shares	—	—
Additional paid-in capital	1,399.9	1,399.9
Accumulated other comprehensive (loss)	(11.9)	(26.1)
Accumulated (deficit)	(584.9)	(1,060.8)

Total shareholders' equity	803.1	313.0

Total liabilities and shareholders' equity	£4,290.4	£5,205.8

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	£452.6	£468.2	£1,371.2	£1,399.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(188.3)	(194.2)	(568.3)	(593.1)
Selling, general and administrative expenses	(103.8)	(112.0)	(320.8)	(339.8)
Other charges	(1.2)	(3.7)	(2.3)	(18.0)
Depreciation	(136.0)	(142.1)	(383.3)	(418.7)
Amortization	(25.5)	(23.8)	(76.7)	(71.2)

Total costs and expenses	(454.8)	(475.8)	(1,351.4)	(1,440.8)

Operating (loss) income	(2.2)	(7.6)	19.8	(41.8)
Other income (expense)
Interest income and other, net	3.1	1.5	10.7	4.5
Interest expense	(55.9)	(82.5)	(197.9)	(263.1)
Loss on extinguishment of debt	—	—	—	(162.2)
Foreign currency transaction losses	(10.9)	(9.2)	(20.1)	(18.5)

(Loss) from continuing operations before income taxes and minority interest expense	(65.9)	(97.8)	(187.5)	(481.1)
Minority interest expense	(1.0)	—	(1.0)	—

(Loss) from continuing operations	(66.9)	(97.8)	(188.5)	(481.1)

Discontinued operations
(Loss) income from discontinued operations before income taxes	—	(20.4)	5.5	11.4
Income tax expense	—	(0.4)	(0.2)	(1.2)
Gain on disposal	1.5	—	659.1	—

(Loss) income from discontinued operations	1.5	(20.8)	664.4	10.2

Net (loss) income	£(65.4)	£(118.6)	£475.9	£(470.9)

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited) (in millions, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 par value					Net Unrealized (Losses) Gains On Derivatives
			Additional Paid-In Capital	Comprehensive Income (Loss)	Pension Liability Adjustments		Accumulated (Deficit)
	Shares	Par						Total
Balance, December 31, 2004	121,006	£—	£1,399.9		£(2.1)	£(24.0)	£(1,060.8)	£313.0
Comprehensive income:
Net income for the nine months ended September 30, 2005	—	—	—	£475.9	—	—	475.9	475.9
Net unrealized gains on derivative instruments	—	—	—	12.1	—	12.1	—	12.1
Pension liability adjustment	—	—	—	2.1	2.1	—	—	2.1

				£490.1

Balance, September 30, 2005	121,006	£—	£1,399.9		£—	£(11.9)	£(584.9)	£803.1

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	£219.7	£342.8
Investing activities
Purchase of fixed assets	(217.6)	(229.5)
Decrease (increase) in restricted cash	12.3	(0.5)
Proceeds from sale of assets	2.9	4.0
Advances to affiliates	(59.8)	—
Proceeds from the sale of broadcast operations, net	1,227.8	—
Proceeds from the sale of Ireland operations, net	216.2	—

Net cash provided by (used in) investing activities	1,181.8	(226.0)

Financing activities
Proceeds from new borrowings, net	—	2,923.6
Principal payments on long-term debt	(1,217.8)	(3,288.7)

Net cash (used in) financing activities	(1,217.8)	(365.1)

Increase (decrease) in cash and cash equivalents	183.7	(248.3)
Cash and cash equivalents, beginning of period	85.5	351.2

Cash and cash equivalents, end of period	£269.2	£102.9

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

Basis of Presentation

        We are an independent wholly-owned subsidiary of NTL Incorporated, or NTL.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the NTL Cable plc Form S-4 filed with the Securities and Exchange Commission on April 8, 2005.

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

        On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, broadcast's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of broadcast have been excluded from the components of "(Loss) from continuing operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        On May 9, 2005, we sold our operations in the Republic of Ireland. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland's results of operations have been removed from our results of continuing operations for all periods presented in this report. The results of operations of Ireland have been excluded from the components of "(Loss) from continuing operations" and shown under the caption "(Loss) income from discontinued operations" in the Statements of Operations.

        Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Discontinued Operations

        Broadcast—On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Accordingly, we have accounted for the broadcast operations as discontinued operations. Revenue of the broadcast operations, reported in discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £21.4 million, respectively, and for the three and nine months ended September 30, 2004 was £66.5 million and £210.6 million, respectively. Broadcast's pre-tax income (loss), reported within discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £3.0 million, respectively, and for the three and nine months ended September 30, 2004 was £(23.3) million and £0.9 million, respectively.

        Ireland—On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, we have accounted for the Ireland operations as discontinued operations. Revenue of the Ireland operations, reported in discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £25.6 million, respectively, and for the three and nine months ended September 30, 2004 was £17.9 million and £53.3 million, respectively. Ireland's pre-tax income reported within discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £2.5 million, respectively, and for the three and nine months ended September 30, 2004 was £2.9 million and £10.5 million, respectively.

        The assets and liabilities of the broadcast and Ireland operations reported as held-for-sale include (in millions):

	September 30, 2005	December 31, 2004
	(unaudited)
Current assets held for sale
Accounts receivable, net	£—	£31.9
Prepaid expenses and other current assets	—	18.4

	£—	£50.3

Other assets held for sale
Fixed assets, net	£—	£525.1
Reorganization value in excess of amounts allocable to identifiable assets	—	97.7
Customer lists, net	—	201.3
Other assets	—	0.7

	£—	£824.8

Current liabilities of discontinued operations
Accounts payable	£—	£21.6
Accrued expenses	—	49.4
Deferred revenue	—	37.4

	£—	£108.4

Long-term liabilities of discontinued operations
Deferred income taxes	£—	£0.1
Other long-term liabilities	—	4.1

	£—	£4.2

Note 3—Acquisitions and Disposals

        In November 2004, NTL transferred to us its interests in Virgin Net Limited. In addition, we acquired Virgin Media Group's 51% ownership interests in Virgin Net Limited with the interests held by existing and former management for £23.9 million. These acquisitions resulted in Virgin Net Limited becoming our indirect wholly-owned subsidiary.

        On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Upon the sale, we recorded a gain on disposal of £513.6 million of which £1.5 was recorded in the three months ended September 30, 2005 in respect of the resolution of purchase price and other adjustments relating to the broadcast operations. See Note 2—Discontinued Operations.

        On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Upon the sale, we recorded a gain on disposal of £145.5 million. See Note 2—Discontinued Operations.

        On October 2, 2005, NTL entered into a merger agreement with Telewest Global, Inc., or Telewest, and Merger Sub Inc., NTL's wholly owned subsidiary. The merger agreement provides that Merger Sub will merge with and into Telewest, with Telewest continuing as the surviving corporation and as NTL's wholly owned subsidiary. In connection with the merger agreement, on October 2, 2005, we and NTL entered into a commitment letter and certain other agreements related to the financing of the proposed merger. At the effective time of the merger, each share of Telewest common stock will be converted into the right to receive (i) $16.25 in cash, without interest, and (ii) 0.115 of a share of NTL's common stock (together with cash in lieu of fractional shares of its common stock). The merger is subject to certain customary conditions, including (i) approval by stockholders of NTL and of Telewest and (ii) regulatory approvals. See Note 6—Long-Term Debt.

Note 4—Fixed Assets

        Fixed assets consist of (in millions):

	Estimated Useful Life	September 30, 2005	December 31, 2004
		(unaudited)
Operating equipment
Cable distribution plant	8 - 30 years	£3,037.5	£2,978.8
Switches and headends	8 - 10 years	299.0	297.6
Customer premises equipment	5 - 10 years	856.3	721.0
Other operating equipment	8 - 20 years	62.1	62.4

Total operating equipment		4,254.9	4,059.8

Other equipment
Land	—	4.1	4.2
Buildings	30 years	60.3	60.3
Leasehold improvements	20 years or, if less, the lease term	61.6	61.7
Computer infrastructure	3 - 5 years	231.4	217.5
Other equipment	5 - 12 years	60.6	54.4

Total other equipment		418.0	398.1

		4,672.9	4,457.9
Accumulated depreciation		(1,554.2)	(1,172.8)

		3,118.7	3,285.1
Construction in progress		36.2	46.6

		£3,154.9	£3,331.7

Note 5—Intangible Assets

        Intangible assets consist of (millions):

	Estimated Useful Life	September 30, 2005	December 31, 2004
	(unaudited)
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		£197.9	£197.9

Intangible assets subject to amortization:
Costs
Non-compete agreements	1 year	£2.8	£2.8
Trademark license	5 years	3.2	3.2
Customer lists	3 - 5 years	519.4	519.4

		525.4	525.4

Accumulated amortization
Non-compete agreements		2.5	0.4
Trademark license		0.6	0.1
Customer lists		265.0	190.9

		268.1	191.4

		£257.3	£334.0

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows: £101.7 million in 2005, £98.5 million in 2006, £97.8 million in 2007, £32.4 million in 2008 and £3.6 million in 2009.

Note 6—Long-Term Debt

        Long-term debt consists of (in millions):

	September 30, 2005	December 31 2004
	(unaudited)
Senior Credit Facility	£1,455.2	£2,165.0
Convertible Unsecured Loan Notes due 2058 due to affiliates	—	445.8
8.75% US Dollar Loan Notes due 2014 due to NTL Cable plc	240.2	221.8
9.75% Sterling Loan Notes due 2014 due to NTL Cable plc	375.0	375.0
8.75% Euro Loan Notes due 2014 due to NTL Cable plc	153.3	159.0
Floating Rate Loan Notes due 2012 due to NTL Cable plc	56.5	52.2
Other loan notes due to affiliates	348.5	330.6
Capital leases	38.4	38.9
Other	1.5	1.6

	2.668.6	3,789.9
Less: current portion	(0.8)	(60.9)

	£2,667.8	£3,729.0

        The effective interest rates on the variable interest rate debt were as follows:

	September 30, 2005	December 31, 2004
Floating Rate Senior Notes due 2012	8.10%	7.07%
Senior Credit Facility	7.04%	7.13%

        On February 4, 2005 we voluntarily prepaid £500 million of principal outstanding under our Senior Credit Facility using the proceeds from the sale of our broadcast operations. On June 14, 2005 we repaid £200 million and on July 14, 2005 we repaid £23 million using the proceeds from the sale of our Ireland operations. As a consequence, scheduled repayments in 2006 and beyond have reduced. The Convertible Unsecured Loan Notes due 2058 due to affiliates, of which £76.7 million were denominated in pounds sterling and $707.1 million were denominated in US Dollars, were redeemed in February 2005.

        In connection with NTL's merger agreement with Telewest, we and NTL have agreed to a commitment letter with several financial institutions who have agreed to arrange and to underwrite the new credit facilities described below.

        The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving credit facility, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to CCFC. In addition, we and NTL agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transactions.

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

        The fair values of our derivative instruments were as follows (in millions):

	September 30, 2005	December 31, 2004
	(unaudited)
Included within other long term assets:
Interest rate swaps	£8.1	£1.2

Included within deferred revenue and other long-term liabilities:
Foreign currency forward rate contracts	£24.7	£33.7
Interest rate swaps	20.0	25.2

	£44.7	£58.9

  Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of September 30, 2005 we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of our outstanding Senior Credit Facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of £3.0 million under these interest rate swaps is included within interest expense for the three months ended September 30, 2005.

        We have designated these interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the amount of future cash flows attributable to changes in LIBOR. In the nine months ended September 30, 2005, we recorded £3.7 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the decrease in fair market value of these interest rate hedges. There was no realized gain or loss arising from any ineffectiveness of these interest rate swaps.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of September 30, 2005, we had outstanding cross-currency interest rate swaps with principal amounts of $820.2 million and €151.0 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on the U.S. dollar denominated portion of our Senior Credit Facility, and the interest payments on the euro denominated portion of our Senior Credit Facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% and variable rate based on LIBOR, and in euros at variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and variable rate LIBOR based on the pound sterling equivalent of $820.2 million and €151.0 million. The net settlement of £4.3 million under these cross-currency interest rate swaps is included within interest expense for the three months ended September 30, 2005.

        We have designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated Senior Notes and the U.S. dollar and euro denominated portion of our Senior Credit Facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. For the nine months ended September 30, 2005, we recorded £1.6 million of unrealized losses and £17.4 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross-currency interest rate swaps.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

        As of September 30, 2005, we had outstanding foreign currency forward rate contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in the pound sterling, U.S. dollar and euro value of the principal obligation of the 8.75% Senior Note due 2014, and variable rate LIBOR Senior Credit Facility, caused by changes in the U.S. dollar, euro and pound sterling exchange rates.

        The foreign currency forward rate contracts are not effective hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of our U.S. dollar and euro denominated debt into our functional currency, pound sterling, in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported with foreign exchanges gains (losses).

        Net changes in the fair value of the foreign currency forward rate contracts recognized in (loss) from continuing operations for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Net (loss) gain in fair value of foreign currency forward rate contracts	£(0.6)	£(9.9)	£9.0	£(6.1)

        On October 2, 2005, we and NTL entered into an agreement with several financial institutions to provide (i) senior secured credit facilities in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving working capital facility and (ii) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to CCFC in connection with NTL's combination transaction with Telewest Global, Inc. As a result of this agreement, we have discontinued on October 2, 2005 the hedge designation of the cross currency and interest rate swaps related to the interest payments on the senior debt facilities. Net unrealized losses of £9.1 million have been included in other comprehensive income at September 30, 2005 and will be reclassified to earnings as the hedged item affects earnings, or the forecasted future transaction is no longer considered probable of occurring. Future changes in fair value with respect to these instruments will be recorded in the statement of operations.

Note 8—Fair Values of Financial Instruments

        In estimating the fair value of our financial instruments we have used the following methods and assumptions:

        Cash and cash equivalents and restricted cash: The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

        Long-term debt: The carrying amount of the senior credit facility approximates its fair value. The fair values of our other debt in the following table are based on the quoted market prices.

        The carrying amounts and fair values of our financial instruments are as follows (in millions):

	September 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Cash and cash equivalents	£269.2	£269.2	£85.5	£85.5
Restricted cash	2.6	2.6	14.9	14.9
Long-term debt:
Senior Credit Facility	£1,455.2	£1,455.2	£2,165.0	£2,165.0
Convertible Unsecured Loan Notes	—	—	445.8	445.8
8.75% US Dollar Loan Notes due 2014 due to NTL Cable plc	240.2	246.8	221.8	251.8
9.75% Sterling Loan Notes due 2014 due to NTL Cable plc	375.0	380.6	375.0	404.1
8.75% Euro Loan Notes due 2014 due to NTL Cable plc	153.3	161.8	159.0	177.6
Floating Rate Loan Notes due 2012	56.5	56.5	52.2	54.0
Other loan notes due to affiliates	348.5	348.5	330.6	330.6

Note 9—Employee Benefit Plans

        Effective December 31, 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Service costs	£0.6	£1.6	£2.2	£4.9
Interest costs	3.6	3.6	10.8	10.4
Expected return on plan assets	(3.8)	(3.6)	(11.1)	(10.4)
Amortization of transition obligations	—	(0.1)	—	(0.1)
FAS 88 adjustment	—	—	(0.1)	—

Net periodic benefit costs	£0.4	£1.5	£1.8	£4.8

Employer Contributions

        We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute £59.9 million to our pension plans in 2005. For the three and nine months ended September 30, 2005, we contributed £0.8 million and £59.1 million to our pension plans. We presently anticipate contributing an additional £0.8 million to fund our pension plans in 2005 for a total of £59.9 million.

Note 10—Other Charges Including Restructuring Charges

        Other charges of £1.2 million and £2.3 million for the three and nine months ended September 30, 2005, respectively, represent the costs incurred in connection with our call center consolidation program. The costs include £0.8 million for involuntary employee termination and related costs, £1.5 million for lease exit costs and £0.3 million for other costs. On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of September 30, 2005, we have incurred £25.0 million and we expect to incur approximately £29.0 million of costs to execute this program.

        Other charges of £3.7 million and £18.0 million for the three and nine months ended September 30, 2004, respectively, were restructuring charges incurred in connection with our call center consolidation program and relate to involuntary employee termination and related costs in respect of approximately 2,300 employees all of whom were terminated by September 30, 2005 and other costs incurred in connection with our call center consolidation program.

        The following table summarizes the restructuring charges incurred and utilized in the nine months ended September 30, 2005:

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
	(unaudited) (in millions)
Balance, December 31, 2004	£1.6	£26.8	£0.1	£28.5
Released	—	—	(0.3)	(0.3)
Charged to expense	0.8	1.5	0.3	2.6
Interest	—	2.5	—	2.5
Utilized	(2.4)	(6.0)	(0.1)	(8.5)

Balance, September 30, 2005	£—	£24.8	£—	£24.8

Note 11—Related Party Transactions

        We are a wholly-owned subsidiary of NTL. We charge NTL and its other affiliates for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with NTL and its affiliates (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Operating costs	£4.4	£2.5	£13.0	£7.5
Selling, general and administrative expenses	8.6	7.8	26.3	21.6

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

        Intercompany interest is charged to us by NTL and its affiliates based on intercompany debt balances. Intercompany interest expense is calculated using a weighted average interest rate of external borrowings by NTL and its affiliates. The following information summarizes the amounts of intercompany interest charged to us by NTL and its affiliates, which is included within interest expense in our statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Interest income	1.0	—	1.0	—
Interest expense	£21.8	£39.6	£72.4	£90.7

        The amounts due to NTL and its affiliates included in our consolidated balance sheets as of September 30, 2005 and December 31, 2004 were as follows (in millions):

	September 30, 2005	December 31, 2004
	(unaudited)
Due from affiliates	£59.8	£—
Interest payable	57.2	22.6
Amounts due to affiliates	151.7	132.0
Long term debt	1,116.3	1,224.1

Note 12—Comprehensive (Loss) Income

        Comprehensive (loss) income comprises:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in millions)
Net (loss) income for period	£(65.4)	£(118.6)	£475.9	£(470.9)
Net unrealized gains (losses) on derivatives	6.5	(10.0)	12.1	(8.9)
Pension liability adjustment	—	—	2.1	—

Comprehensive (loss) income	£(58.9)	£(128.6)	£490.1	£(479.8)

Note 13—Commitments and Contingent Liabilities

        At September 30, 2005, we were committed to pay £123.0 million for equipment and services. This amount includes £2.2 million for operations and maintenance contracts and other commitments from

October 1, 2006 to September 30, 2007. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended September 30
2006	£120.8
2007	2.2
2008	—
2009	—
2010	—

£123.0

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

Year ended September 30
2006	£12.2
2007	—
2008	—
2009	—
2010	—
Thereafter	8.3

£20.5

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Overview

        We are one of the leading communications and content distribution companies in the U.K., providing broadband internet access, telephone and television services to over 3.3 million residential customers as of September 30, 2005, including more than 1.7 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies' telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. We also provide a range of voice services to business and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

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

        Following the disposition of our operations in the Republic of Ireland, as described below, all of our revenue from continuing operations, and substantially all of our assets, are denominated in pounds sterling. Accordingly, we report our results of operations and financial position in pounds sterling. Financial information for all prior periods presented in this report has been restated accordingly.

        On October 2, 2005, we entered into a merger agreement with Telewest Global, Inc., and Merger Sub Inc., our wholly owned subsidiary. The merger agreement provides, among other things, that Merger Sub will merge with and into Telewest, with Telewest continuing as the surviving corporation and as our wholly owned subsidiary. See "Note 3—Acquisitions and Disposals."

Revenue

        Our consolidated revenue for the three and nine months ended September 30, 2005, was £482.7 million and £1,463.0 million, respectively. Our revenues by sales channel as a percentage of total revenue for the three and nine months ended September 30, 2005 and 2004 are set forth in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Consumer	78.2%	75.7%	78.0%	75.0%
Business	21.8%	24.3%	22.0%	25.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

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

        On October 2, 2005, we entered into a merger agreement with Telewest Global, Inc., and Merger Sub Inc., our wholly owned subsidiary. The merger agreement provides that Merger Sub will merge with and into Telewest, with Telewest continuing as the surviving corporation and as our wholly owned subsidiary. In connection with the merger agreement, on October 2, 2005, NTL and our wholly owned subsidiary, NTL Investment Holdings Limited, or NTLIH, entered into a commitment letter and certain other agreements related to the financing of the proposed merger. At the effective time of the merger, each share of Telewest common stock will be converted into the right to receive (i) $16.25 in cash, without interest, and (ii) 0.115 of a share of our common stock (together with cash in lieu of fractional shares of our common stock). The merger is subject to certain customary conditions, including (i) approval by stockholders of NTL and of Telewest and (ii) regulatory approvals.

        We and NTLIH have agreed to a commitment letter with several financial institutions who have agreed to arrange and to underwrite the new credit facilities. The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of up to £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving credit facility and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to CCFC, in connection with the combination transaction with Telewest Global, Inc. In addition, we and NTLIH agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

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

        Revenue from the broadcast operations reported in discontinued operations for the three months ended September 30, 2005 and 2004 was £nil and £66.5 million respectively and for the nine months ended September 30, 2005 and 2004 was £21.4 million and £210.6 million respectively. Pre-tax income (loss) from broadcast operations, reported within discontinued operations, for the three months ended September 30, 2005 and 2004, was £nil and £(20.7) million respectively and for the nine months ended September 30, 2005 and 2004 was £3.0 million and £2.2 million respectively.

        Revenue from the Ireland operations reported in discontinued operations for the three months ended September 30, 2005 and 2004 was £nil and £17.9 million respectively and for the nine months ended September 30, 2005 and 2004 was £25.6 and £53.3 million, respectively. Pre-tax income from Ireland operations, reported within discontinued operations, for the three months ended September 30, 2005 and 2004, was £nil and £2.9 million respectively and for the nine months ended September 30, 2005 and 2005 was £2.5 million and £10.5 million respectively.

Factors Affecting Our Business

        Our residential customers account for the majority of our total revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to customers. For example, broadband internet is more profitable than analog television or ATV. Our packaging of services and our pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. Factors affecting our profitability include customer churn, average revenue per user, or ARPU, and competition.

Summary Statistics

        Selected statistics for U.K. residential customers for the three months ended September 30, 2005, as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Opening customers(1)	3,261,500	3,194,900	3,136,800	3,164,600	3,082,100
Data cleanse(2)	—	—	—	(20,000)	2,700
Adjusted opening customers	3,261,500	3,194,900	3,136,800	3,144,600	3,084,800
Customer additions	218,600	205,500	195,100	185,200	190,700
Customer disconnects	(164,700)	(138,900)	(137,000)	(151,000)	(148,900)
Net customer movement	53,900	66,600	58,100	34,200	41,800
Reduction in customer count(3)	—	—	—	(42,000)	(23,800)
Closing customers(1)	3,315,400	3,261,500	3,194,900	3,136,800	3,102,800
Churn(4)	1.7%	1.4%	1.4%	1.6%	1.6%
Revenue generating units(2,5)
Television	1,940,000	1,961,800	1,960,000	1,979,600	2,056,100
DTV	1,409,300	1,405,100	1,387,900	1,382,500	1,414,700
Telephone	2,663,000	2,666,300	2,646,700	2,638,500	2,681,400
Broadband	1,720,600	1,555,000	1,443,200	1,330,300	1,174,400
Total Revenue Generating Units	6,323,600	6,183,100	6,049,900	5,948,400	5,911,900
RGU/Customers	1.91x	1.90x	1.89x	1.90x	1.91x
Internet dial-up and DTV access(6)	535,500	618,200	695,400	754,800	346,900
Average revenue per user(7)	£37.65	£38.45	£39.55	£41.43	£40.78

(1)
Customer numbers include customers directly connected to our network, customers off our network and virgin.net customers.

(2)
Data cleanse activity, as part of the harmonization of billing systems, resulted in adjustments to the number of recorded customers.

(3)
In Q3-04 and Q4-04 we adjusted customer and RGU numbers following the implementation of a new credit policy and the resultant disconnection of inactive backlog customers.

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

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under the £250 million revolving tranche of our senior credit facility, will be sufficient for our cash requirements through September 30, 2006. The merger transaction with Telewest will be financed with cash on hand and new financings which are described in note 6.

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalized costs based upon estimated allocations. We are continuing to enhance our processes to reduce reliance upon these estimates in determining amounts capitalized. The labor and overhead costs capitalized for the three months ended September 30, 2005 and 2004 were approximately £6.7 million and £13.9 million respectively, and for the nine months ended September 30, 2005 and 2004 were £21.0 million and £42.3 million respectively.

        The following table illustrates the calculation of labor and overhead costs capitalized as a percentage of total operating and selling, general and administrative expenses and as a percentage of cash used to purchase fixed assets (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Labor and overhead costs capitalized	£6.7	£13.9	£21.0	£42.3
Total operating costs and selling, general and administrative expenses	316.4	327.1	961.4	992.5
Labor and overhead costs capitalized as a percentage of total operating costs and selling, general and administrative expenses	2.1%	4.2%	2.2%	4.3%
Purchase of fixed assets	71.9	75.5	216.3	191.7
Labor and overhead costs capitalized as a percentage of purchase of fixed assets	9.3%	18.4%	9.7%	22.1%

        Currency Movements.    We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro, the effective cost of servicing our U.S. dollar debt or euro debt will be higher. As of September 30, 2005, £463.5 million, or 20.5% of our long-term debt, was denominated in U.S. dollars and £256.2 million, or 11.3%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

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

        Integration of Billing Systems.    Our historical growth through acquisitions resulted in our inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in our customer service processes. As a result of our billing systems integration program, we have consolidated the number of billing systems for our residential customers from eleven at the beginning of 2003 to three currently. We continue to evaluate how many billing systems we will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the impact on the business of additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review. The total costs of the integration program, which has largely been completed, are approximately £100 million.

        Call Center Consolidation.    On April 7, 2004, we announced the consolidation over the next eighteen months of our thirteen U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, we decided to retain and develop three specialist call centers, to be supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we intend to make additional investments in technology and training in order to streamline processes and generate efficiencies. As of September 30, 2005, we have incurred £26.5 million of costs, and we expect to incur a total approximately £29.0 million of costs, to execute this program including property costs that will be expensed as the properties are vacated.

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

Consolidated Results of Operations from Continuing Operations

Three months ended September 30, 2005 and 2004

Revenue

        For the three months ended September 30, 2005, consolidated revenue decreased by 3.2% to £482.7 million from £498.5 million during the same period in 2004. Our revenue by customer type for the three months ended September 30, 2005 and 2004 was as follows (in millions):

	2005	2004	Change
	£	£	%
Revenue:
Consumer	377.5	377.5	—
Business	105.2	121.0	(13.1)%

Total revenue	482.7	498.5	(3.2)%

        Consumer:    For the three months ended September 30, 2005, revenue from residential customers remained at the same level as for the three months ended September 30, 2004. An increase in the number of broadband internet subscribers as well as the inclusion of revenue of £13.0 million from our subsidiary Virgin Net following its acquisition in November 2004 has been offset by a fall in telephony usage revenue because of price competition, lower take up of fixed price talk-plans and promotional discounts.

        Business:    For the three months ended September 30, 2005, revenue from business customers decreased by 13.1% to £105.2 million from £121.0 million during the same period in 2004. £11.3 million of this decrease is caused by the loss of wholesale revenue from Virgin Net which ceased to be a third party business customer as a consequence of its acquisition by us in November 2004. Other factors contributing to the decrease include a decline in telephony usage revenue because of price competition in the market and the loss of revenue following the conclusion of a significant customer contract.

Expenses

        Operating Costs.    For the three months ended September 30, 2005 and 2004, operating costs, including network expenses, decreased by 1.8% to £200.2 million from £203.8 million during the same period in 2004. Operating costs as a percentage of revenue increased to 41.5% for the three months ended September 30, 2005, from 40.9% for the same period in 2004 primarily because of a reduction in telephony interconnect costs driven by lower usage on low margin call types partly offset by the impact of more installs in pre-wired consumer homes where the cost to install is expensed.

        Selling, general and administrative expenses.    For the three months ended September 30, 2005, selling, general and administrative expenses decreased by 5.8% to £116.2 million from £123.3 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue decreased to 24.1% for the three months ended September 30, 2005, from 24.7% for the same period in 2004. This decrease arises because of lower employee costs due to a reduction in the number of employees following the involuntary employee terminations at the end of 2004, offset by increased spend on marketing and communications.

Other charges

        Other charges of £1.3 million in the three months ended September 30, 2005 mainly relate to restructuring charges incurred in connection with lease exit costs. Other charges of £3.7 million for the three months ended September 30, 2004 relate to involuntary employee termination and related costs in respect of approximately 2,300 employees, all of whom were terminated by September 30, 2005, and other costs incurred in connection with our call center consolidation program.

        The following table summarizes the restructuring charges incurred and utilized in the three months ended September 30, 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
Balance, June 30, 2005	£—	£25.0	£—	£25.0
Released	—	—	(0.1)	(0.1)
Charged to expense	—	1.5	(0.1)	1.4
Interest	—	0.8	—	0.8
Utilized	—	(2.5)	0.2	(2.3)

Balance, September 30, 2005	£—	£24.8	£—	£24.8

Depreciation expense

        For the three months ended September 30, 2005, depreciation expense decreased to £142.3 million from £149.8 million for the same period in 2004. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2004.

Amortization expense

        For the three months ended September 30, 2005, amortization expense increased to £27.4 million from £25.7 million for the same period in 2004. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the three months ended September 30, 2005, interest expense decreased to £51.7 million from £61.4 million for the three months ended September 30, 2004, primarily as a result of the interest saving offset by the accelerated amortization of deferred financing costs following the prepayments totaling £723.0 million of our senior credit facility in 2005.

Loss on extinguishment of debt

        For the three months ended September 30, 2005, loss on extinguishment of debt was £2.0 million and relates to the redemption of the Floating Rate Senior Notes due 2012 on July 15, 2005.

Foreign currency transaction (losses) gains

        For the three months ended September 30, 2005, foreign currency transaction losses were £13.1 million as compared with losses of £9.2 million for the three months ended September 30, 2004. These losses for the three months ended September 30, 2005 were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt and unrealized losses of £0.6 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations, since £463.5 million of our indebtedness is denominated in U.S. dollars and £256.2 million is denominated in euros.

Income tax expense

        For the three months ended September 30, 2005, income tax benefit was £12.4 million as compared with a £0.5 million expense for the same period in 2004. The benefit resulted from a change in management's estimates and assumptions including the extent to which the estimated taxable income exceeds our post-bankruptcy net operating loss carry forwards ("NOLs") that reduced the forecasted effective tax rate for the year. In accordance with generally accepted accounting principles, the impact of revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Income taxes for the three months ended September 30, 2005 include a credit of £16.0 million resulting from a change in our estimated annual effective tax rate.

Minority interest expense

        The minority interest expense of £1.0 million in the three months ended September 30, 2005 relates to the minority interest in the net assets of NTL (South Hertfordshire) Limited ("NTL South Herts"). No minority interest was recorded in the three months ended September 30, 2004 since the cumulative losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts and there is no obligation on the part of the minority to make good such losses.

Loss from continuing operations

        For the three months ended September 30, 2005, loss from continuing operations was £53.5 million as compared with a loss of £77.4 million for the same period in 2004. The reduction in loss from continuing operations is attributable to our reduced restructuring charges, lower depreciation, lower interest expense and income tax benefits.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the three months ended September 30, 2005 was £0.63 and for the three months ended September 30, 2004 was £0.88. Basic and diluted loss from continuing operations per share is computed using an average of 85.1 million shares issued in the three months ended September 30, 2005 and an average of 87.4 million shares issued for the same period in 2004. Outstanding warrants, options to purchase 3.1 million shares and 0.1 million shares of restricted stock at September 30, 2005, are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such warrants, options and shares is anti-dilutive.

Nine months ended September 30, 2005 and 2004

Revenue

        For the nine months ended September 30, 2005, consolidated revenue decreased by 1.7% to £1,463.0 million from £1,488.0 million during the same period of 2004. Our revenue by customer type for the nine months ended September 30, 2005 and 2004 was as follows (in millions):

	2005	2004	Change
	£	£	%
Revenue:
Consumer	1,140.6	1,116.6	2.1%
Business	322.4	371.4	(13.2)%

Total revenue	1,463.0	1,488.0	(1.7)%

        Consumer:    For the nine months ended September 30, 2005, revenue from residential customers increased by 2.1% to £1,140.6 million from £1,116.6 million during the same period in 2004. This increase is driven largely by growth in the number of broadband internet subscribers as well as the inclusion of revenue of £39.7 million from our subsidiary Virgin Net following its acquisition in November 2004. These increases have been offset by lower telephony usage revenue because of competitive pressure on pricing, lower take-up of fixed price talk-plans and higher promotional discounts as well as lower TV revenue due to lower ATV subscribers and lower premium channel revenue.

        Business:    For the nine months ended September 30, 2005, revenue from business customers decreased by 13.2% to £322.4 million from £371.4 million during the same period in 2004. This decrease is caused by the loss of £33.8 million of wholesale revenue from Virgin Net, which ceased to be a third party business customer as a consequence of its acquisition by us in November 2004, together with a decline in telephony revenue because of lower access and usage revenue and the loss of revenue following the conclusion of a significant customer contract partly offset by growth in wholesale install, new product and project revenue.

Expenses

        Operating Costs.    For the nine months ended September 30, 2005 and 2004, operating costs, including network expenses, decreased by 3.0% to £603.1 million from £621.8 million during the same period in 2004. Operating costs as a percentage of revenue decreased to 41.2% for the nine months ended September 30, 2005, from 41.8% for the same period in 2004 primarily because of a more favorable mix of consumer revenues, a reduction in telephony interconnect costs driven by lower usage on low margin call types and lower television content costs partly offset by the impact of more installs in pre-wired homes where the cost to install is expensed.

        Selling, general and administrative expenses.    For the nine months ended September 30, 2005, selling, general and administrative expenses decreased by 3.3% to £358.3 million from £370.7 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue decreased to 24.5% for the nine months ended September 30, 2005, from 24.9% for the same period in 2004. Lower employee costs following the involuntary employee terminations at the end of 2004, maintenance costs savings through renegotiated contracts, and reduced levels of set-top box repair and recycling costs have been partly offset by higher spend on marketing and communications together with increased allowances for doubtful accounts.

Other charges

        Other charges of £2.4 million in the nine months ended September 30, 2005 relate to restructuring charges incurred in connection with our call center consolidation program and lease exit costs. Other charges of £19.0 million for the nine months ended September 30, 2004 relate to involuntary employee terminations and related costs in respect of 2,300 employees, all of whom were terminated prior to September 30, 2005 and other costs incurred in connection with our call center consolidation program.

        The following table summaries the restructuring charges incurred and utilized in the nine months ended September 30, 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Other	Total
Balance, December 31, 2004	£1.7	£28.4	£0.2	£30.3
Released	—	—	(0.3)	(0.3)
Charged to expense	0.8	1.5	0.4	2.7
Interest	—	2.5	—	2.5
Utilized	(2.5)	(7.6)	(0.3)	(10.4)

Balance, September 30, 2005	£—	£24.8	£—	£24.8

Depreciation expense

        For the nine months ended September 30, 2005, depreciation expense decreased to £402.2 million for from £440.8 million for the same period in 2004. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2004.

Amortization expense

        For the nine months ended September 30, 2005, amortization expense increased to £82.3 million from £77.1 million for the same period in 2004. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the nine months ended September 30, 2005, interest expense decreased to £180.2 million from £206.9 million for the nine months ended September 30, 2004, primarily as a result of the interest saving offset by the accelerated amortization of deferred financing costs following the prepayments totaling £723.0 million of our Senior Credit Facility on February 4, 2005, June 14, 2005 and July 14, 2005, the redemption of the Floating Rate Senior Notes on July 15, 2005 and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest expense.

Loss on extinguishment of debt

        For the nine months ended September 30, 2005 and 2004, loss on extinguishment of debt was £2.0 million and £162.2 million, respectively. For the nine months ended September 30, 2005, the loss on extinguishment of debt relates to the redemption of the Floating Rate Senior Notes due 2012 on July 15, 2005. For the nine months ended September 30, 2004 the loss on extinguishment of debt relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of £6.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of £63.8 million and unamortized discount of £92.0 million.

Foreign currency transaction (losses) gains

        For the nine months ended September 30, 2005, foreign currency transaction losses were £29.9 million as compared with losses of £16.0 million for the nine months ended September 30, 2004. These losses for the nine months ended September 30, 2005 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized gains of £11.0 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since £463.5 million of our indebtedness is denominated in U.S. dollars and £256.2 million is denominated in euros.

Income tax expense

        For the nine months ended September 30, 2005, income tax expense was £8.7 million as compared with £2.0 million for the same period in 2004.

        The tax provision of £8.7 million is primarily comprised of federal taxes, which mainly relate to the use of proceeds arising from the sale of our broadcast operations, including the distribution of funds to NTL Incorporated.

Minority interest expense

        The minority interest expense of £1.0 million in the nine months ended September 30, 2005 relates to the minority interest in the net assets of NTL South Herts. No minority interest was recorded in the nine months ended September 30, 2004 since the cumulative losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts and there is no obligation on the part of the minority to make good such losses.

Loss from continuing operations

        For the nine months ended September 30, 2005, loss from continuing operations was £185.5 million as compared with a loss of £422.8 million for the same period in 2004. The reduction in loss from continuing operations is attributable to the reduction in the loss on extinguishment of debt in the nine months ended September 30, 2005 and lower depreciation and interest expense.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the nine months ended September 30, 2005 was £2.17 and for the nine months ended September 30, 2004 was £4.85. Basic and diluted loss from continuing operations per share is computed using an average of 85.6 million shares issued in the nine months ended September 30, 2005 and an average of 87.1 million shares issued for the same period in 2004. Outstanding warrants, options to purchase 3.1 million shares and 0.1 million shares of restricted stock at September 30, 2005, are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such warrants, options and shares is anti-dilutive.

Statement of Cash Flows

        Cash flow information provided below includes continuing and discontinued operations.

Nine Months Ended September 30, 2005 and 2004

        For the nine months ended September 30, 2005, cash provided by operating activities increased to £300.1 million from £289.7 million for the nine months ended September 30, 2004. This increase was a result of the improvement in operating results and lower interest payments partly offset by reduced cash flows from discontinued operations due to the sale of our broadcast operations on January 31, 2005. For the nine months ended September 30, 2005, cash paid for interest, exclusive of amounts capitalized, decreased to £126.8 million from £197.0 million during the same period in 2004. This decrease resulted from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

        For the nine months ended September 30, 2005, cash provided by investing activities was £1,164.8 million compared with cash used in investing activities of £206.9 million for the nine months ended September 30, 2004. The cash provided by investing activities in the nine months ended September 30, 2005 includes £1,229.0 million from the sale of our broadcast operations and £216.2 million for the sale of our Ireland operations. Purchases of fixed assets increased to £220.4 million for the nine months ended September 30, 2005 from £212.2 million for the same period in 2004.

        Cash used in financing activities for the nine months ended September 30, 2005 was £891.5 million and £379.8 million in the nine months ended September 30, 2004. The principal components of cash used in financing activities for the nine months ended September 30, 2005 were as follows:

  •
  £114.0 million relating to repurchases of our common stock in the open market in February and April 2005. On January 31, 2005 we announced that we intended to use up to £475 million of the proceeds from the sale of our broadcast operations to repurchase shares of our common stock; and

  •
  repayments totaling £723.0 million on our senior credit facility on February 4, 2005, June 14, 2005 and July 14, 2005.

  •
  the redemption of the Floating Rate Senior Notes on July 15, 2005.

        The principal components of the £379.8 million cash used in financing activities for the nine months ended September 30, 2004 relate to our refinancing transaction completed in April 2004 as follows:

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

        On February 4, 2005, we repaid £500 million of principal outstanding under our senior credit facility using proceeds from the sale of our broadcast operations. We repaid a further £223 million of principal outstanding under our senior credit facility using the proceeds from the sale of our Ireland operations in two installments of £200 million and £23 million on June 14, 2005 and July 14, 2005, respectively. On June 15, 2005, we issued a notice for the redemption of the $100 million aggregate principal amount of floating rate senior notes due 2012. On July 15, 2005, we redeemed all of the floating rate notes at a redemption price of 103% of the principal amount.

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

        Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. For the period of October 1, 2005 through September 30, 2006, we expect to spend between £290 million and £340 million on acquiring fixed assets. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures. The merger transaction with Telewest will be funded with cash on hand and new financings which are described in note 6.

        Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the nine months ended September 30, 2005, our cash increased by £587.6 million; however, this was principally because of the proceeds from the sale of our broadcast and Ireland operations.

        Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under the £250 million revolving tranche of our credit facility, will be sufficient for our cash requirements through at least September 30, 2006. However, our cash requirements after September 30, 2006 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the senior notes or our senior credit facility from incurring additional indebtedness.

        We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations.

        In addition, the terms of our and our subsidiaries' existing and future indebtedness, the application of tax rules and regulations in the U.S. and U.K. and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances or make these transactions impractical or economically inefficient.

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

        We have entered into a number of derivative instruments with a number of counter-parties to manage our exposures to changes in interest rates and foreign currency exchange rates. The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. On October 2, 2005, we entered into an agreement with several financial institutions for new credit facilities in connection with the combination transaction with Telewest Global, Inc. As a result of this, we have discontinued the hedge designation of certain of our hedges.

Interest rate swaps

        We have entered into a number of interest rate swaps to hedge the variability in future interest payments on the senior credit facility which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The net settlement of £3.0 million under the interest rate swaps is included within interest expense for the nine months ended September 30, 2005.

        We have designated the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency interest rate swaps

        We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the 8.75% Senior Notes due 2014 and variable rate based on LIBOR interest payments on the senior credit facility due 2012, denominated in U.S. dollars and euros. Under the cross-currency interest rate swaps we receive interest in U.S. dollars at a rate of 8.75%, and U.S. dollar and euros at a variable rate based on LIBOR, and we pay interest in pound sterling at a rate of 9.42%, and at a variable rate based on LIBOR. The net settlement of £4.3 million under the cross-currency interest rate swap is included within interest expense for the nine months ended September 30, 2005.

        We have designated the cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in the pound sterling value of the interest payments on the Senior Notes and senior credit facility that result from changes in the U.S. dollar, pound sterling and euro exchange rates. The cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. For cross-currency interest swaps deemed to be effective under FAS 133 changes in the fair value are recorded either within other comprehensive income (loss). Changes in the fair value of interest rate swaps deemed to be ineffective are recorded in interest expense.

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

Description of Outstanding Indebtedness

        The terms of the significant notes and credit facilities issued by our subsidiaries as at September 30, 2005 are summarized below.

Senior Credit Facility

  •
  The principal amount outstanding is £1,455.2 million. Our senior credit facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling £1,455.2 million and a revolving facility of £250 million. The revolving facility was undrawn at September 30, 2005. On February 4, 2005, June 14, 2005 and July 14, 2005 we repaid and cancelled £723 million of the term facility.

  •
  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At September 30, 2005, the effective average annual interest rate on the term facility was 7.04%. Interest is payable at least semi-annually.

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

  •
  We are subject to financial maintenance tests under our senior credit facility, including tests of liquidity, coverage and leverage ratios applied to us and some of our subsidiaries. As at September 30, 2005, we were in compliance with these covenants.

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

  •
  Floating Rate Senior Notes due October 15, 2012—On July 15, 2005 we redeemed the Floating Rate Senior Notes in full.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of September 30, 2005, and the periods in which payments are due (in millions).

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	£2,225.2	£0.3	£212.1	£266.4	£1,746.4
Capital Lease Obligations	117.8	4.5	8.6	8.1	96.6
Operating Lease Obligations	312.1	40.7	70.8	49.6	151.0
Purchase Obligations	123.0	120.8	2.2	—	—
Other Long-Term Liabilities reflected in the registrant's balance sheet under GAAP	—	—	—	—	—

Total	£2,778.1	£166.3	£293.7	£324.1	£1,994.0

        The following table includes information about our commercial commitments as of September 30, 2005. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Guarantees	£20.5	£12.2	£—	£—	£8.3
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	£20.5	£12.2	£—	£—	£8.3

        Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

        On October 2, 2005, we entered into an agreement to combine with Telewest Global, Inc. and an agreement with several financial institutions to provide syndicated senior secured credit facilities and a senior subordinated bridge facility totalling £5.1 billion to refinance the existing debt of the Company, finance the acquisition of Telewest and to finance the ongoing working capital needs and general corporate requirements of NTLIH and its subsidiaries and the Telewest group of companies. See "Note 3—Acquisitions and Disposals."

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

        In consideration for financial and business services, subject to the successful completion of the financing, a related entity of W.R. Huff Asset Management Co., L.L.C. was paid $7.5 million on April 27, 2004.

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

        Also, all of our revenues and a substantial portion of our operating costs are earned and paid in pound sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of September 30, 2005, £463.5 million, or 20.5% of our long-term debt, was denominated in U.S. dollars and £256.2 million, or 11.3%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

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

        The following table provides information as of September 30, 2005, about our long-term fixed and variable interest rate debt by maturity that is sensitive to changes in interest rates and foreign currency exchange rates (in millions, except percentages).

	Three months ended December 31, 2005	Year ended December 31,
								Fair Value September 30, 2005
		2006	2007	2008	2009	Thereafter	Total
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$436.7
Average interest rate						8.75%
Average forward exchange rate						£0.56
Pound Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£380.6
Average interest rate						9.75%
Euro
Fixed rate	—	—	—	—	—	€225.0	€225.0	€237.4
Average interest rate						8.75%
Average forward exchange rate						£0.77
Pound Sterling
Variable Rate	—	—	£76.4	£135.3	£132.9	£199.4	£544.0	£544.0
Average interest rate	—	—	LIBOR plus 1.75%	LIBOR plus 1.75%	LIBOR plus 1.75%	LIBOR plus 1.75%
Pound Sterling
Variable Rate	—	—	—	—	—	£585.0	£585.0	£585.0
Average interest rate						LIBOR plus 3.00%
Euro
Variable Rate	—	—	—	—	—	€151.0	€151.0	€151.0
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						£0.75
US Dollars
Variable Rate	—	—	—	—	—	$395.2	$395.2	$395.2
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						£0.56

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

        Two separate proceedings that were initiated in the U.S. Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. requesting that we be held liable for alleged damages attributable to their trading in our "when-issued" common stock prior to the completion of the Plan were voluntarily dismissed by the plaintiffs in June 2003 without prejudice to recommencement in state court where related litigation against third parties is pending. The third parties are primarily the counterparties to the various trades made by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. On March 16, 2004, in an action to which we are not a party, a state court in New York granted the summary judgment motion of a U.S. broker dealer to require that "when-issued" trading in our common stock prior to the completion of the Plan be settled on an adjusted basis by the parties to the action in a manner to be set forth in an order of the state court, which was entered on July 1, 2004. Several plaintiffs have appeals pending. On March 30, 2004, Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold us and PTV liable for alleged damages attributable to some of their trading in our common stock on a "when-issued" basis. Another party has notified NTL and PTV that it intends to assert a similar claim, as may other parties in the future. On April 13, 2004, the plaintiff agreed to adjourn the case until there has been a final determination in the aforementioned state court action, including any appeals in that action, by the U.S. broker dealer.

        We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters is expected to have a material adverse effect on our financial position, results of operation or cash flow.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED
Date: November 8, 2005	By:	/s/ SIMON P. DUFFY
Simon P. Duffy Chief Executive Officer, President and Director
Date: November 8, 2005	By:	/s/ JACQUES KERREST
Jacques Kerrest Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES