Form 10-K
period 2005-12-31
NTL INC
filed 2006-03-01
CIK 906347

Use these links to rapidly review the document
NTL INCORPORATED AND SUBSIDIARIES FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer.    Yes ☒     No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

        The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2005 based on the closing price for the registrant's common stock on the Nasdaq National Market on such date, was $5,181,891,714.

        As of February 24, 2006, there were 85,496,237 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding shares of the registrant's common stock issuable upon the exercise of Series A Warrants to purchase 10,313,158 shares of the registrant's common stock.

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

        Portions of the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

NTL INCORPORATED AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include:

  •
  the failure to obtain and retain expected synergies from the proposed merger with Telewest Global, Inc.;

  •
  rates of success in executing, managing and integrating key acquisitions, including the proposed merger with Telewest;

  •
  the ability to achieve business plans for the combined NTL/Telewest group;

  •
  the ability to manage and maintain key customer relationships;

  •
  the ability to fund debt service obligations through operating cash flow;

  •
  the ability to obtain additional financing in the future and react to competitive and technological changes;

  •
  the ability to comply with restrictive covenants in NTL's indebtedness agreements;

  •
  the ability to control customer churn;

  •
  our potential offer for 100% of the shares of Virgin Mobile;

  •
  the ability to compete with a range of other communications and content providers;

  •
  the effect of technological changes on NTL's businesses;

  •
  the functionality or market acceptance of new products that NTL may introduce;

  •
  possible losses in revenues due to systems failures;

  •
  the ability to maintain and upgrade NTL's networks in a cost-effective and timely manner;

  •
  the reliance on single-source suppliers for some equipment and software;

  •
  the ability to provide attractive programming at a reasonable cost; and

  •
  the extent to which NTL's future earnings will be sufficient to cover its fixed charges.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in this Form 10-K and in our joint proxy statement prospectus dated January 30, 2006. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

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

        We adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded as of January 1, 2003. Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes. The carrying values of our assets were adjusted to their reorganization values, which are equivalent to their estimated fair values at January 1, 2003. The carrying values of our liabilities were adjusted to their present values at January 1, 2003. The term "Predecessor Company" in prior filings refers to our subsidiaries and us for periods prior to and including December 31, 2002. The term "Reorganized Company" refers to our subsidiaries and us for periods subsequent to January 1, 2003. The effects of the completion of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions. All other results of operations on January 1, 2003 are Reorganized Company transactions.

Summary Corporate Structure

        The following chart shows the corporate structure of NTL through which our primary operations are conducted. This is a condensed chart and it does not show all of our operating and other intermediate companies.

(1)
NTL Incorporated indirectly owns other non-material subsidiaries, which are not shown here.

(2)
Issuer of our 8.75% Senior Notes due 2014, 9.75% Sterling Senior Notes due 2014 and 8.75% Euro Senior Notes due 2014.

(3)
The shares and some assets of NTL Investment Holdings Limited and its subsidiaries secure our senior credit facility. NTL Investment Holdings Limited is the borrower under our senior credit facility.

(4)
NTL Group Limited is our principal operating company, although significant portions of our operations are conducted through its subsidiaries.

PART I

Item 1.    Business

Introduction

        We are one of the leading communications and content distribution companies in the U.K., providing internet access, telephone and television services to 3.3 million residential customers, including 1.8 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies' telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a "triple play" bundle of internet, telephone and television services through competitively priced bundled packages. We also provide a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        Our services are delivered through our wholly owned local access communications network passing approximately 7.7 million homes in the U.K. The design and capability of our network provides us with the ability to offer "triple play" bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

Combination with Telewest

        We have entered into a definitive merger agreement with Telewest Global, Inc., pursuant to which the two businesses would be combined if the transaction is approved by stockholders.

        Telewest is a leading broadband communications and media group in the U.K., providing:

  •
  television, telephone and internet access services to residential customers in the U.K.;

  •
  voice, data and managed solutions services for businesses in the U.K.;

  •
  basic television channels and related services to the U.K. multi-channel broadcasting market; and

  •
  a wide variety of consumer products by means of auction-based televised shopping programs.

        Telewest's television and communications services are delivered through its wholly owned broadband, local access communications network, passing approximately 4.7 million homes in the U.K. Telewest's networks consist of local distribution networks, a "national network" and an internet protocol, or IP, services platform and provide high-speed interconnection and two-way interactivity with directly connected residential and business customers. Like NTL, Telewest offers the "triple play" of internet, telephone and television services to its residential customers.

        Telewest's television channels, auction-based shopping programs and related services are provided through its wholly owned subsidiaries, Flextech Limited, or Flextech, and sit-up Limited, or sit-up. Flextech has ten genre-based entertainment channels, four of which are multi-phased versions of its other channels. Flextech also owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide Limited, or BBC Worldwide. Together Flextech and the UKTV Group are the largest supplier of basic channels to the U.K. pay-television market. sit-up provides a wide-variety of consumer products through three interactive auction-based television channels: price drop TV, bid tv and speed auction tv.

        Under the merger agreement, Telewest, which currently trades on NASDAQ under the symbol "TLWT," will file a second restated certificate of incorporation, or the charter amendment, to effect a change of name from "Telewest Global, Inc." to "NTL Incorporated" and to reclassify each share of Telewest common stock issued and outstanding immediately prior to the effective time of the reclassification into (i) 0.2875 shares of Telewest common stock existing immediately after the effective time of the reclassification, or Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock, and (ii) one share of Telewest Class B Redeemable Common stock, or Telewest redeemable common stock. At the effective time of the merger, (i) each share of Telewest redeemable common stock will be automatically redeemed for $16.25 in cash without interest and (ii) each share of our common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 2.5 shares of Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock.

        Upon completion of the merger, our stockholders will own approximately 75% and Telewest stockholders approximately 25% of the combined company on a fully diluted basis based on currently outstanding shares, options and warrants. Upon completion of the merger, we will be wholly owned by Telewest. Our common stock, which currently trades on NASDAQ under the symbol "NTLI," will be delisted. Telewest's ticker symbol will be changed to "NTLI." Telewest and we have announced our intention to complete the transaction as soon as reasonably practicable after the stockholder meetings, assuming the proposals presented are approved.

        Further details relating to the merger and the merger agreement are included in our joint proxy statement/prospectus filed with the SEC on January 30, 2006 and posted to our shareholders on or about January 31, 2006. Stockholder meetings to consider and vote on the transaction are scheduled for March 2, 2006.

        We were incorporated in 1993 as a Delaware corporation. Our principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and our telephone number is (212) 906-8440. Our U.K. headquarters are located outside of London, England in Hook, Hampshire, United Kingdom. Our website is www.ntl.com and the investor relations section of our website can be accessed under the heading "Investors" where we make available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practical after they are filed with the SEC.

Sale of Broadcast and Irish Operations

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

Use of proceeds from sale of Broadcast and Irish operations

        From the proceeds of the sale of our Broadcast and Irish operations, we used £723 million to prepay principal amounts outstanding under our senior credit facility and $100 million to redeem the Floating Rate Senior Notes due 2012. On January 31, 2005, we announced that we intended to use up to £475 million of the proceeds from the sale to repurchase shares of our common stock. During 2005, we used £114 million to effect share repurchases in the open market. We expect to use approximately £500 million of the proceeds to pay a portion of the cash consideration in the combination with Telewest.

Offer for Virgin Mobile

        On December 5, 2005, we confirmed that we had approached Virgin Mobile (UK) Holdings plc, or Virgin Mobile, about a potential offer to combine ourselves and Virgin Mobile, and that we had engaged in discussions with Virgin Enterprises Limited, or Virgin Enterprises, to extend our existing exclusive license for use of the Virgin name in the internet services area also to cover television and fixed and mobile telephone services. Virgin Mobile is the U.K.'s largest virtual mobile network operator and the fifth largest mobile network operator in the U.K.

        On January 16, 2006, we and the independent directors of Virgin Mobile confirmed discussions to enable a cash offer, with share alternative offers, to be made by us or one or more of our subsidiaries to acquire 100% of the shares of Virgin Mobile.

        If the potential offer is made, Virgin Mobile shareholders would be able to elect to receive, for each share of Virgin Mobile, (a) £3.72 in cash, (b) 0.09298 shares of our common stock, or (c) 0.074384 shares of our common stock plus £0.67 in cash. Virgin Group has indicated to us that it intends to cause the relevant Virgin Group companies to elect alternative (c) above in respect of its holding of approximately 71.3% of Virgin Mobile's shares.

        References to our common stock above do not refer to the common stock of the combined company. As the completion of the merger of ourselves with Telewest is expected to occur prior to the above transaction, Virgin Mobile shareholders will become entitled to receive the same number of shares in the combined company as they would have received if the Virgin Mobile offer had closed and they held our shares at the completion of the merger of us with Telewest—in other words, 2.5 shares of the combined company's stock for every one of our shares.

        The Virgin Mobile offer is subject to the satisfaction of certain pre-conditions. No assurances can be made that an offer will be made, of the terms on which any offer may be made, or whether any transaction will be completed.

        This potential transaction would not require the approval of our stockholders.

Discontinued Operations

        We entered into an agreement for the sale of our broadcast operations in December 2004. The sale closed on January 31, 2005. As a result, we have accounted for the broadcast operations as a discontinued operation. Accordingly, the results of operations for the broadcast operations have been excluded from the components of loss from continuing operations and the assets and liabilities of the broadcast operations have been reported as held for sale for all periods in this report.

        On May 9, 2005, we sold our operations in the Republic of Ireland. The Ireland operations are accounted for as discontinued operations and, therefore, Ireland's results of operations have been excluded from the components of loss from continuing operations and the assets and liabilities of the Ireland operations have been reported as held for sale for all periods in this report.

Our Business

        We provide our services to customers through two sales channels: Consumer and Business.

Consumer

        We provide broadband and dial-up internet, telephone and television services to residential customers in the U.K.

        Our services to residential customers are distributed principally via our wholly-owned, local access communications network to an addressable market of approximately 7.7 million homes in the U.K. The network covers parts of many major metropolitan areas in the U.K., and includes England, Wales and Scotland. In addition, we provide services to residential customers not connected to our network via access to other telecommunications networks and via an ISP, virgin.net, operated through our subsidiary Virgin Net Limited.

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

        Our packaging and pricing are designed to encourage our residential customers to use multiple bundled services like dual telephone and broadband internet access, dual telephone and dial-up internet access, dual telephone and television, or triple telephone, television and internet access. For example, our Family Pack bundle offers over 100 television channels and a telephone line rental. In addition, our "value packs" offer discounts to subscribers taking two or more products.

        We believe that we are well-positioned in our service areas to use bundling to increase our customer base, reduce our customer churn rate and increase our profitability. As of December 31, 2005, approximately two thirds of our residential customers received multiple services from us. We refer to each service we provide as a revenue generating unit, or RGU, and, as of December 31, 2005, each of our on-net customers represented on average approximately two revenue generating units. For example, if we provided one customer with broadband internet and telephone services, this customer would represent two RGUs. Our "triple play" customer base has been increasing as a percentage of our total residential customers. At the end of the fourth quarter of 2004, 24.0% of our on-net customers were triple play customers, and as of December 31, 2005, 29.3% of our on-net customers were triple play.

        In our service areas, we are the primary service provider that provides the full range of services that we offer, although competition in each of these services individually is significant and some of the other service providers have substantial resources. See "—Competition."

        The table below shows other typical service providers who offer their services in our areas:

	NTL	BT(1)	BSkyB(1)	Broadband Resellers(2)	Telephone Resellers(3)	Freeview(4)	Home Choice(5)	TUTV(6)
Telephone	3	3	5	5	3	5	3	5
Broadband internet	3	3	5	3	3	5	3	5
Dial-up	3	3	5	3	3	5	5	5
Television	3	5	3	5	5	3	3	3

Bundled Services	3	5	5	5	5	5	3	5

3
= service available

5
5     = service not available

(1)
Although BT Group plc, referred to as BT, and British Sky Broadcasting Group plc, referred to as BSkyB, co-market each other's telephone and television services, customer and technical support remains distinct and customers are required to retain and pay for the different services separately. BSkyB also offers a CPS service through Sky Talk.

(2)
For example, Wanadoo.

(3)
For example, Alpha Telecom, Tesco and Carphone Warehouse's Talk Talk.

(4)
Freeview refers to a free-to-air digital television service offered by a consortium. Freeview provides digital television services through a Freeview-enabled set-top box or a television with a digital tuner, with no subscription fees for basic service of about 35 channels. For a subscription fee, some additional channels are available.

(5)
Home Choice is the brand name for Video Networks Ltd., whose services are available only in parts of the London metropolitan area.

(6)
TUTV refers to Top Up TV, a company offering approximately eleven pay TV channels available to subscribers who otherwise receive Freeview and have purchased TUTV software.

Internet Services

        We offer several different packages of broadband and dial-up internet services with different features, speeds and pricing. We provide broadband and dial-up internet services to customers within reach of our access network, by direct connection to our network. We also provide broadband and dial-up internet service to customers not within reach of our access network by providing a connection to our network via BT's local access network. We are the largest direct provider of residential broadband services in the U.K. Broadband provides users with a high-speed always-connected internet service. Users connect their home computers to our broadband network via high-speed cable modem. We offer broadband services at varying speeds: currently 1Mb, 2Mb and 10Mb.

virgin.net

        Through our Virgin Net Limited subsidiary, we provide internet services to residential customers who live inside or outside our service areas. Virgin Net offers both broadband and dial-up internet services. Various price and feature packages are available including metered and unmetered dial-up, and broadband ranging from 512Kb to 2Mb. Services up to 8Mb are planned for 2006. We have a license from Virgin Enterprises Limited to use the Virgin name and logo in connection with the activities of virgin.net. As of December 31, 2005, we had approximately 481,000 residential customers using virgin.net, including approximately 166,500 broadband customers.

Features and Content

        Some features and content are provided free to all subscribers to our internet services, e.g. email, newsgroups and NetGuard, our internet security package. NetGuard provides PC anti-virus and a number of security tools including pop-up blocker, form filler and privacy manager.

        Other features and content are provided on a subscription basis, or free to higher tier subscribers e.g. Broadband Plus, which is offered free to higher tier broadband subscribers and, for an additional monthly fee, to lower tier broadband subscribers. Broadband Plus gives residential customers access to premium subscription content, such as online gaming, educational, music and other entertainment content.

Internet Market Growth

        Broadband is a dynamic and growing industry. We intend to continue to maximize our share of this market by leveraging the competitive advantages of our network to create broadband propositions that are superior in speed, value and features.

        We have experienced substantial growth in our broadband customer base since 2002. For example, as of the close of 2002, we had 517,000 broadband customers. At the end of 2003, we had 949,200 broadband customers, at the end of 2004 we had 1,330,300 broadband customers and at the end of 2005, we had 1,823,900 broadband customers. This represents an average growth rate over this period of over 53.6%, including the 62,000 broadband customers already with virgin.net at the time of its acquisition by us in 2004, and over 52.0% excluding those customers.

Telephone

        We provide local, national and international telephone services to our residential customers. We tier our product offering with attractive pricing that includes "Talk Plans" that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. We provide telephone services to our residential customers who are within reach of our access network by direct connection to our network and also via BT's local access network to customers off our network, a process known as indirect access. We also provide national and international directory inquiry services. As of December 31, 2005, we provided telephone services to approximately 2.6 million residential customers.

Cable Television

        We offer a wide range of digital and analog television services to our customers. Our digital services include access to over 130 channels, advanced interactive features and a range of premium and pay-per-view services. Our analog service packages offer up to 45 channels including premium and/or pay-per-view services. In addition to offering all of the popular basic and premium channels available on BSkyB's satellite platform, we also offer to our digital customers, through our joint venture with a subsidiary of Telewest Global, Inc., or Telewest, a cable-only movie, sport and special events pay-per-view television service called "Front Row." Front Row provides our customers with similar access to films and special pay per view events as BSkyB's "Sky Box Office".

        Our network technology enables a significant range of digital interactive services to be delivered by making use of the always-connected broadband connection from a customer's home to the network, known as the always-on return path. Examples of interactive services include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the "red button" for BBC and other commercial broadcasters. "Red button" functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services including multiple broadcasts. For example, during last year's live Wimbledon tennis broadcast on BBC, a viewer could press the red button and receive a choice of multiple live tennis matches to watch, with the ability to switch back and forth between one match and several others.

        As of December 31, 2005, we provided cable television services to approximately 1.9 million residential customers, of which approximately 1.4 million received our DTV service and approximately 0.5 million received our ATV service.

Video on Demand

        In January 2005, we launched our Video on Demand, or VOD, DTV service. This new service, called ntl On Demand, is being rolled out regionally to our DTV customers throughout the U.K. As of December 31, 2005 over 500,000 existing customers were able to receive the VOD service.

        ntl On Demand is a significant enhancement to the existing ntl DTV service, offering viewers choice over and above scheduled programming. The VOD movie service, provided by FilmFlex, a joint venture company between Sony, Disney and the On Demand Group offers hundreds of films, including many of the latest blockbusters and classics. The VOD service provides access to hundreds of hours of additional programming, including advertising-free children's programs, a "Pick of the Week" option showing a selection of top shows from the previous seven days, and a music video jukebox service.

        Companies who have already agreed to provide VOD content include the BBC, Nickelodeon, Jetix, Warner Music, Entertainment Rights, VPL, The Walt Disney Company, Hollywood Pictures, Touchstone Pictures, Miramax Film Corporation, Buena Vista International, Inc., Sony Pictures Entertainment, Sony Pictures Classics, Columbia Pictures, TriStar, Pathé, Icon Films and Playboy TV. Additional partners are expected to join the service as it develops.

        ntl On Demand offers DVD-style features including freeze frame, fast-forward and rewind, and programs are available for 24 hours after purchase. These features provide a customer with full control over the content and timing of their television viewing. There is also an increasing amount of free content available to view at any time. Current films appear on television first through VOD, up to nine months before scheduled TV movie channels. To help customers choose which film to watch, film trailers can be viewed before purchasing.

        As soon as this service goes live in each of our regions, it is available to all of our DTV customers. No new equipment, installation or additional subscription is required. ntl On Demand appears within the existing Electronic Programming Guide and customers can purchase films and television programs whenever they choose via the remote control.

Sales and Marketing

        We use a variety of advertising and marketing channels to sell our services to residential customers, including our dedicated door-to-door sales force and our telephone sales team. These channels are supported by direct marketing initiatives and national and regional press advertising.

        We use our residential customer database to identify the profiles of our customers so that we can design offers to match the needs of our customers. Our offers encourage customers to purchase new services and upgrades to existing services.

Customer Service

        Improving our customer service has continued to be a central focus for us during 2005. We now operate our customer service operations from three main custom-built centers based in the U.K. at Glasgow, Swansea and Manchester. These sites are virtualized, which means that calls come in to one access point and are distributed automatically to the first available agent in Glasgow, Swansea or

Manchester. This allows real-time call routing between each center, depending on call volumes. A separate service performance team ensures peak call times are resourced properly. We use various tools and processes to ensure that we match our customers' calls to the right service center staff and to meet peak demand. Our employees are graded in terms of their expertise in specific call types, which allows the call routing to be linked to skill types of employees, ensuring customers are serviced by experts within their field of enquiry.

        In addition, we have two specialist teams based in Manchester and Swansea, which deal in high-level fault diagnostics. These teams are staffed by employees trained in on-line diagnosis of faults for our products. We also employ approximately 587 service technicians whose role involves visiting customers who have registered a fault which cannot be rectified remotely. This team is tasked to restore service within 10 hours. During 2005, over 75% of faults were restored within the 10 hour window and a total of 92% within 24 hours. We constantly monitor our network to ensure that we detect and repair network outages promptly, and to enable early communication with our customers.

        Our customer service operation has over 1,600 staff handling over 24 million calls per year. The average call is answered within 187 seconds, with 34% of calls answered within 30 seconds. However, disruptions in service or other special situations can result in increases in call volumes and waiting times.

        Since the 2004 call centre consolidation programme and the cessation of billing migration work there have been improvements in service levels, customer advocacy and churn. Customer research shows all aspects of service have improved with overall satisfaction of the Contact Centers having increased from 48% to 53% across 2005 and helped drive overall advocacy to 55%. This is further supported by the customer advocacy for those customers that have had a reason to call NTL. This advocacy measure has increased 11% year-on-year to 52% and is reflected in the likelihood of customers to purchase a new product with us (Customer Satisfaction and Advocacy measure) to 37% from a low in the year of 28%. Correspondingly controllable customer churn (excluding movers) has dropped to below 3% annualized with "service related churn" at 0.7% annualized.

Consumer Customer Statistics

        The following table illustrates our residential customer statistics as of December 31, 2005 and 2004:

	2005	2004
	(subscriber totals in 000s)
Homes Marketable(1)
Telephone	7,601.3	7,739.5
ATV	7,735.9	7,910.4
DTV	7,447.1	7,420.4
Broadband	7,088.4	6,961.9

Customers(2)
Single RGU(3)	1,157.8	1,038.0
Dual RGU(3)	1,262.1	1,386.0
Triple RGU(3)	906.0	712.8

Total	3,325.9	3,136.8

Telephone	2,633.4	2,638.5
Television
DTV	1,445.1	1,382.5
ATV	497.7	597.1

Total	1,942.8	1,979.6

Internet
Dial-Up (metered)	321.9	579.5
Dial-up (unmetered)	138.9	167.6
DTV Access	7.6	7.7
Broadband	1,823.9	1,328.6
Broadband 60 day free trial offer	—	1.7

Total	2,292.3	2,085.1

RGUs(2), (3)
Telephone	2,633.4	2,638.5
Television	1,942.8	1,979.6
Broadband Internet	1,823.9	1,330.3

Total	6,400.1	5,948.4

RGUs/Customer	1.92	1.90
Fourth Quarter Customer/RGU Movement
Opening customers (at September 30)	3,315.4	3,164.6
Data Cleanse(4)	(18.1)	(20.0)

Opening Subs post data cleanse	3,297.3	3,144.6
Gross Adds	195.4	185.2
Disconnects	(156.8)	(151.0)
Reduction to customer count(5)	(10.0)	(42.0)

Closing Customers (at December 31)	3,325.9	3,136.8

Quarterly Net Customer Adds	38.6	34.2
Quarterly RGU Adds	131.9	80.5
% Customer Churn(6)	1.6%	1.6%
Customers off our network (included in above statistics)
Telephone only	37.4	7.2
Internet only	175.9	82.3
Telephone and Internet	22.9	72.0

Total	236.2	161.5

(1)
Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs.

(2)
Customer and RGU numbers include customers off our network and virgin.net customers.

(3)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers. Dial-up internet and DTV Access internet subscribers are not included as RGU's.

(4)
Data cleanse activity, as part of the harmonization of billing systems, resulted in a decrease in the number of recorded customers by approximately 20,000 in the three months ended December 31, 2004. Further data cleanse in the three months ended December 31, 2005 resulted in a decrease of 18,100 customers.

(5)
We removed approximately 42,000 customers, representing approximately 76,500 RGUs from the customer count in the three months ended December 31, 2004 following implementation of a new credit policy and the resulting disconnection of inactive backlog customers. Further review in the three months ended December 31, 2005, resulted in an adjustment to remove an additional 10,000 customers, representing approximately 12,300 RGUs.

(6)
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

        We believe that we benefit from both cost and performance competitive advantages from our network, in terms of its reach, bandwidth and performance, over that of our competitors, who largely depend on the BT local access network for the end connection to customers. Our network infrastructure passes within 200 meters of more than 600,000 business premises in the U.K.

        We derive approximately 40% percent of our retail business revenue from the public sector, particularly local government and the health and education markets. Where our network overlaps with the communities served by these organizations, we leverage our competitive advantage through cost of delivery or network performance. We also leverage our competitive advantage in the commercial markets around regional businesses.

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

        This tiering of existing retail customers has enabled us to develop cost-effective account management, business development and customer service processes appropriate to levels of customer revenues. Revenue from business retail customers for the year ended December 31, 2005 was £250.0 million, distributed across these Tiers, with 20% in Tier 3, 9% in Tier 2 and 71% in Tier 1.

        Revenue from business wholesale customers was £177.6 million for the year ended December 31, 2005.

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

        We currently have over 100 wholesale services customers. Customers include fixed line operators, ISPs and mobile telecommunications operators, for example, Tesco and BT Global Services. For the year ended December 31, 2005, revenue from wholesale customers fell by 22% (£177.6 million from £227.7 million) principally due to the loss of £44.1 million of wholesale revenue from Virgin Net Limited, which ceased to be a third party business customer as a consequence of its acquisition by us in November 2004.

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

Our Network

        Our business is underpinned by significant investment in our network infrastructure. This consists of a national core backbone network and a high capacity two-way local broadband network in the UK. The entire network was designed for large scale, high-speed telecommunications traffic from its inception. Our core network infrastructure transports our voice, internet, data and digital television platforms, whilst our access networks deliver these services directly to our customers.

        Our broadband communications network in the U.K. currently passes approximately 7.7 million homes in our regional franchise areas. Our cables also pass a significant number of businesses in these areas. Our service areas include parts of many of the major metropolitan areas in the U.K., including London, Manchester, Leeds, Southampton, Portsmouth, Brighton, Derby, Teesside, Cambridge, Oxford, Reading, Nottingham, Leicester, Coventry, Glasgow, Belfast, Cardiff and Swansea. We have the largest service area of any cable operator in the U.K. in terms of homes passed.

        The core network has a fiber backbone that is approximately 11,000 kilometers long. This includes over 8,400 kilometers which are owned and operated by us and approximately 2,600 kilometers which are leased fiber from other network owners. Over 100 switches direct telephone traffic around the core and local networks. In addition, we have more than 500 hub sites, points of presence, repeater nodes or other types of network site, and facilities at over 150 radio sites.

        Our local access networks deliver internet, telephone and digital and analogue television services to our customers' homes and businesses. Our access network is comprised of two networks together. First, to provide television services and high-speed broadband internet access, our local fiber network is connected to a customer's premises via high capacity, two-way, coaxial cables. Second, we use Time Division Multiplex (TDM) technology over the fiber network to provide telephone services. This is then connected to a customer's premises via a relatively short length twisted copper-pair. Additionally, the copper-pair cables are capable of hosting digital subscriber line (DSL) services (we intend to pilot this service in 2006). Shorter lengths of copper provide a structural advantage in delivering very high-speed data services (for example 20Mbps ADSL2+ services).

        We have a variety of alternative methods to connect our national telecommunications network over the "last mile" to the premises of those customers which are located outside of our cabled areas. We:

  •
  obtain permits to construct telecommunications networks and build-out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers, or where a significant level of traffic is obtained from a customer; and

  •
  lease circuits and DSL connections on the local networks of other service providers to connect to our customers' premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection and can often be put into place relatively quickly, and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

        Nationally, approximately 85% of the homes passed by our network can receive all of our broadband, digital television and telephone services. We cannot however currently provide all three of the main services on some older parts of the network. In 2005, we continued a network upgrade program targeting approximately half a million homes in the London area, where there is older, less robust cable network. Approximately 230,000 of the London homes were upgraded during 2005, compared to 102,000 in 2004; these homes can now be offered broadband, interactive digital television and telephone services. This program is scheduled to be completed in 2006 with the upgrade of approximately 200,000 homes.

        Once the London upgrade program is completed, approximately 88% of the homes passed by our network nationally will be able to receive all of our broadband, interactive digital television and telephone services.

Information Technology

        We outsource the management of the primary elements of our information technology systems to various suppliers. These suppliers include IBM, pursuant to an agreement which terminates in 2013 or, if we pay a termination fee, on or after May 23, 2006. We retain control of our information technology activities that are fundamental to our competitive advantage and key to the development of our intellectual property. The services IBM provides include:

  •
  management of our Wintel and mid-range information technology equipment;

  •
  software application development;

  •
  software application maintenance and support;

  •
  end-user help desk services; and

  •
  end-user desk top and laptop computing support.

Competition

Consumer

        We believe that we have a competitive advantage in the U.K. residential market because we offer integrated communications services, including high-speed broadband internet, telephone and television services. We offer most of our products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. There is only one other significant cable service provider in the U.K., Telewest, which has different service areas than us. We have agreed to merge with Telewest, subject to shareholder approval. We offer internet and telephone services nationally. Television services are offered on our network in our service areas only.

Internet

        We provide broadband and dial-up internet services to customers within reach of our access network, by direct connection to our network. We also provide broadband and dial-up internet services to customers not within reach of our access network by providing a connection to our network via BT's local access network. Our internet services compete with BT, which provides broadband and dial-up internet access services over its own network. We also compete with ISPs, including Wanadoo (rebranding as Orange in 2006), AOL and Tiscali which do not own an access network infrastructure but offer internet access services by providing access to BT's network.

        Additionally, we compete with an increasing number of companies who deploy their own network access equipment in BT exchanges. These companies are known as Local Loop Unbundlers (LLU), for example Easynet (recently acquired by BSkyB) and Bulldog (part of Cable & Wireless). BT and third-party service providers use DSL technologies which, like our network, permit internet access to be provided at substantially greater speeds than conventional dial-up access. We anticipate that BT, as well as our other major competitors, will increase their access speeds during 2006 to as much as 24Mb.

        We operate in a highly competitive marketplace which is reflected in the increasing pressures we see on pricing and speeds. Additionally we see an increasing number of new entrants aggressively moving into the market during 2006 (e.g. Carphone Warehouse, BSkyB and Be) as LLU begins to gain traction in the UK. Also, third generation (or 3G) mobile technology or other wireless technologies (like Wi-Max) may subject us to increased competition over time in the provision of broadband services.

Telephone

        We provide fixed line telephone services to customers who are within reach of our network by direct connection to our network and, like our internet services, to customers off our network via BT's local access network. This process is known as indirect access. We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position and has substantial resources. We also compete with other telecommunications companies that provide indirect access telephone services, including One.Tel, Carphone Warehouse under the brand name Talk Talk, Caudwell Group under the brand name Homecall, and Tesco.

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

        On December 5, 2005, we confirmed that we had approached Virgin Mobile about a potential offer to combine ourselves with Virgin Mobile, and that we had engaged in discussions with Virgin Enterprises to extend our existing license for use of the Virgin name in the internet services area also to cover telephone (as well as television and mobile telephone services). On January 16, 2006, we and the independent directors of Virgin Mobile confirmed discussions to enable a cash offer, with share alternative offers, to be made by us or one or more of our subsidiaries to acquire 100% of the shares of Virgin Mobile. However, no assurances can be made that an offer will be made, of the terms on which any offer may be made, or whether any transaction will be completed.

Television

        We compete primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only pay-satellite television platform and has high market share of the UK pay television market. BSkyB owns the UK rights to various sports and movie programming content which it has used to create some of the most popular premium pay TV channels in the U.K. BSkyB is therefore both our principal competitor in the pay-television market, and a critical supplier of content to us. The Office of Fair Trading, a U.K. regulatory agency which we refer to as the OFT, has previously determined that BSkyB is dominant in the wholesale supply of channels carrying certain premium sports content and premium movies. Subject to a continuing finding of dominance, this should prevent BSkyB from abusing its market position in relation to the supply of these channels to us. Even so we believe that the current pricing for this content is not favorable to us and should be improved. We have an agreement in place with BSkyB for their basic service. We currently trade on BSkyB's rate card terms and pricing for their premium service. Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set top box or an integrated digital television set.

        The free-to-air DTT service in the UK is branded Freeview. This service is provided by a consortium of BSkyB, National Grid Wireless and the BBC and offers customers a limited range of television channels, which include the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a freeview-enabled set top box or a television with a digital tuner. Presently Freeview does not offer several of the most popular pay television channels, such as Sky Sports, Sky Movies and MTV.

        Top Up TV offers a pay television service offering staggered times approximately eleven pay television channels for a fixed fee to subscribers who otherwise receive freeview and have purchased Top Up TV software. Currently a limited number of residential customers can receive DTV over BT's ADSL lines. Video Networks Limited, under the brand name Homechoice, supplies this service, including video on demand, to customers in parts of the London metropolitan area, and Kingston Interactive Television supplies to customers in one region in England.

        Of our peers in the U.K., only Telewest is currently able to offer the full range of services we provide. Telewest is the only other cable company in the U.K. and does not offer services in the areas that we cover. Some new competitors are using DSL technology to offer a comparable "triple play." For example, Homechoice, provides bundled services to approximately 30,000 customers, according to Homechoice. However, the offerings of both of these companies are on a significantly smaller scale than ours.

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

        The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, DSL or cable. However, when ATV transmission is terminated, the terrestrial DTV signal and network may be increased. This will enable terrestrial DTV to be made available to customers' homes that cannot currently receive it. Some customers may wish to subscribe for free DTT, via Freeview, rather than pay for DTV.

Business

        We face a wide range of competitors in the U.K. market. The nature of this competition varies depending on geography, service offerings and size of the marketable area. Only BT and Telewest have both extensive local access networks and a national backbone network. However, as Telewest's local networks do not overlap with our own networks, we do not compete with Telewest to any material extent. BT is a major competitor in almost all of our opportunities. Cable and Wireless plc, or C&W, and its recently acquired subsidiary Energis own national backbone networks and they tend to focus on the large enterprise and corporate markets. However, these companies do not own local networks to any material extent and rely on wholesale arrangements to supply their customers.

        Colt Telecom Group plc has an extensive network particularly in London and also focuses on large enterprise and corporate accounts. Thus Group plc has its network in Scotland, principally in Edinburgh and Glasgow, and United Utilities plc has its network in Manchester. We face these competitors on a local basis mainly in the medium to large end of the SME (small and medium size enterprises) market and in the market for larger corporate accounts and public sector organizations. In addition, for voice services we compete with a number of resellers who purchase wholesale minutes from BT and others and compete aggressively in the retail market.

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

Government Regulation

Regulation in the European Union (EU)

        The European Parliament and Commission regulate our principal business activities through Directives and various other regulatory instruments.

        In particular, in February 2002, the European Commission adopted a package of new Directives which, together, set out a new framework for the regulation of electronic communications networks and services throughout the EU. This new framework consisted of four Directives, namely:

  •
  Directive 2002/21 on a common regulatory framework for electronic communications networks and services (the Framework Directive)

  •
  Directive 2002/20 on the authorization of electronic communications networks and services (the Authorization Directive)

  •
  Directive 2002/19 on access to and interconnection of electronic communications networks and associated facilities (the Access and Interconnection Directive), and

  •
  Directive 2002/22 on universal service and users rights relating to electronic communications networks and services (the Universal Service Directive).

        This package of Directives was supplemented, subsequently, by the Communications and Privacy Directive which dealt, among other things, with data protection issues in relation to the provision of electronic communications services.

        The U.K. Government incorporated these Directives into its national laws under the Communications Act 2003, which came into effect on July 25, 2003, and the Communications Privacy Regulations, which came into effect on December 11, 2003.

        During 2006, the European Commission will be conducting a review of these Directives (the 2006 Review) to assess their continuing suitability and efficacy and whether any amendments are necessary. It is not possible, at this stage, to express any opinion as to the likely outcomes of this review.

        In addition, the European Parliament and Commission are currently carrying out a review of the Television Without Frontiers Directive. This Directive, which was originally adopted in 1989, has been a cornerstone of EU audiovisual media policy. It requires the Member States of the EU, among other things, to set certain minimum standards for broadcasting and controls on the amount and content of advertising. The Directive also requires Member States to take active measures to ensure that broadcasters under their jurisdiction support the European film and TV production industry. This requirement is achieved, in large part, through the imposition of a European content quota under which broadcasters must reserve a majority of their transmission time for European works.

        In December 2005, the European Commission published proposed amendments to the Directive which are designed to update the Directive in the light of technological and market developments. The main proposal is that on-demand services, which the European Commission refer to as "non-linear services", should be brought within the scope of the Directive and should be made subject to some of its requirements. In particular, there is a proposal that on-demand service providers such as ourselves should be required, where practicable and by appropriate means, to promote production of and access to European works. The Commission cites content quotas and investment levies as examples of how this might be achieved.

        Debate on the proposed amendments will continue throughout 2006 and, in particular, the proposals will be debated in the European Parliament within this period. It is not possible, at this stage, to predict the outcome with certainty but there is a risk that our on-demand services will become more heavily regulated as a result and that we may be required to take steps, similar to those which already apply to traditional linear broadcasters, to support European film and TV production.

Regulation in the U.K.

        We are subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation.

        The Communications Act 2003 established a new regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector. Ofcom replaced a number of sectoral regulatory authorities such as the Office of Telecommunications (Oftel) and the Independent Television Commission (ITC).

        Under the Communications Act 2003, communications providers, such as ourselves, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under Cable TV regulation) in order to own or operate TV channels or to provide certain facilities such as electronic programme guides on the cable TV platform. Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company's right to provide electronic communications networks and services.

The General Conditions of Entitlement and SMP conditions

        Full details of the General Conditions of Entitlement are available on Ofcom's website (www.ofcom.org.uk). Some of the requirements under the General Conditions of Entitlement with which we must comply include:

  •
  a requirement to negotiate interconnection arrangements with other network providers

  •
  a requirement to ensure that any end-user can access the emergency services

  •
  a requirement to offer outbound number portability to customers wishing to switch to another network provider and to support inbound number portability where we acquire a customer from another network provider

  •
  a requirement to ensure that any end-user can access a directory enquiry service

  •
  a requirement to publish up-to-date price and tariff information

  •
  a requirement to provide itemized billing on request from each customer.

        Our entitlement to provide electronic communications networks and services extends throughout the UK and is not constrained in time.

        Under current arrangements, any company, including ourselves, providing an electronic communications network or service is liable to pay annual administrative fees to Ofcom if its turnover in the second calendar year before the charging year in question was £5 million or more. These fees are calculated at a rate set by Ofcom each year and are applied to relevant turnover bands.

        In addition to the General Conditions of Entitlement, Ofcom is under an obligation to impose further conditions on providers of electronic communications networks or services who have significant market power (SMP) in identified markets. In regulatory terms, SMP equates to the competition law concept of dominance. The new EU regulatory framework, adopted in 2002, required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review. This has resulted in British Telecommunications plc (BT) being found to have SMP in a substantial number of markets. As a result, BT has been made subject to further regulatory requirements in both wholesale and retail markets.

        All fixed operators, including ourselves, have been found to possess SMP in relation to the termination of calls on their own networks. This has resulted in the imposition of a requirement on all fixed operators to provide access to their networks on fair and reasonable terms for terminating calls, with additional requirements being imposed on BT and Kingston Communications. This apart, we have not been found to possess SMP in any of the other voice, data or Internet markets in which we operate.

The Strategic Review of Telecommunications

        Following the passing of the Communications Act 2003, Ofcom announced that one of its first tasks would be to carry out a strategic review of telecommunications in the UK (TSR).

        The TSR commenced in April 2004 with the observation from Ofcom that, despite almost twenty years of telecommunications liberalization in the UK, BT remained dominant in almost all telecommunications markets. Ofcom's preliminary assessment was that although the true infrastructure competition offered by the cable industry was highly desirable and had resulted in substantial consumer benefits, it did not represent a sufficient competitive constraint on BT. Similarly, the intensity of competition to BT based on access by third party service providers to the BT network via wholesale products, was insufficient. Ofcom felt, therefore, that it should seek to increase competitive intensity by improving third party access to the BT network.

        Having reached this conclusion, Ofcom has developed a concept known as "equivalence". Broadly, this concept has been defined as enabling BT's competitors to gain access to BT's network infrastructure on exactly the same (i.e. equivalent) terms as BT itself enjoys.

        At the conclusion of the TSR, BT offered and Ofcom accepted a number of undertakings to put the concept of equivalence into practice in its dealings with competitors. This will be achieved primarily through the creation of a new division within BT called "openreach" which will manage and sell network services to competitors and the rest of BT on the same terms and conditions (including prices) and in accordance with the same processes. By giving these undertakings, BT avoided a reference by Ofcom to the UK competition authorities.

        The outcome of the TSR is expected to create further commercial opportunities for new entrants in markets across the communications sector and therefore to meet Ofcom's objective of increasing competitive intensity.

Universal service

        The concept of universal service is designed to ensure that basic fixed-line telecommunications services are available at an affordable price to all citizens across the EU. The scope of universal service obligations is defined by the Universal Service Directive (see above under Regulation in the European Union) and is transposed into U.K. regulation by the Universal Service Order. This Order has been implemented by Ofcom which has imposed a number of specific universal service requirements on BT and Kingston Communications, both of which have been designated by Ofcom as universal service providers.

        The European Commission is expected to review the future scope of universal service obligations as part of the 2006 Review (see above under Regulation in the European Union). This review is likely to consider, among other things, whether universal service should extend to the provision of broadband internet connectivity and whether there is scope in the future for making use of mobile technologies in the provision of some aspects of universal service. We would be impacted by any future decision to require us to provide or to contribute to the funding of universal service in the U.K.

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

Cable TV regulation

        Although we are no longer required to hold individual licenses to provide electronic communications networks and services, we are still required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels which we own or operate and for the provision of certain other services (e.g. electronic programme guides) on our cable TV platform.

        We therefore hold a number of Television Licensable Content Service Licenses (TLCS licenses) under the Broadcasting Act 1990 for the provision of promotional channels and for the provision of our electronic programme guide.

        TLCS licenses are granted and administered by Ofcom. The licenses require that each licensed service complies with a number of Ofcom codes, including the recently published Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

        Holders of TLCS licenses are required to pay an annual fee to Ofcom. The fees are related to the revenue-earning capacity of each television service and are based on a percentage, set by Ofcom, of revenues from advertising, sponsorship, subscriptions and interactive services, with special rules applying to shopping channels.

U.K. competition law

        The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant market position and a prohibition on anti-competitive agreements, modeled on Articles 81 and 82 of the Treaty of Rome. The Act also introduced third party rights, stronger investigative and enforcement powers and the ability for the competition authorities to issue interim measures. The new enforcement powers include the ability to impose fines of up to 10% of worldwide turnover. The Competition Act is enforced by the Office of Fair Trading (OFT) and gives concurrent investigative and enforcement powers in matters concerning communications to Ofcom.

        The U.K.'s competition law framework was further strengthened by the competition provisions of the Enterprise Act 2002, which came into force in June 2003. Under these provisions, among other things, decisions on mergers are now made by the independent competition authorities, using competition-based tests, rather than by the U.K. Government.

        Our proposed merger with Telewest Global, Inc was cleared by the OFT on December 30, 2005. The OFT's detailed decision in this case was published on January 10, 2006. The time for any third party appeal of this decision has expired.

        Under other provisions of the Enterprise Act, individuals who cause, encourage, participate in or, in some cases, even those who have knowledge of, the making of agreements between competitors which are designed to fix prices, share markets, limit supply or production or rig bids in the U.K., can be prosecuted and punished with unlimited fines and imprisonment for up to five years. The courts may also order the disqualification for up to fifteen years of directors whose companies have committed a breach of U.K. or EU competition law.

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

Patents, Trademarks, Copyrights and Licenses

        We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own and have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the "ntl:" logo. We use the Virgin.net name and logo in connection with the activities of our virgin.net ISP under license from Virgin Enterprises Limited.

Employees

        On December 31, 2005, we had 9,820 employees, 8,896 of whom were permanent and 924 of whom were temporary or contract. We believe that our relationship with our employees is generally good.

Item 1A.    Risk Factors

Risks Related to Our Company

Factors Relating to the Merger with Telewest and its Implementation

The combined company may be unable to successfully integrate operations and realize the full anticipated synergies of the merger, which may harm the value of its common stock.

        The merger with Telewest will involve the integration of two companies that have previously operated independently. The difficulties of combining the companies' operations include:

  •
  the necessity of coordinating geographically separated organizations and facilities;

  •
  combining the two companies' product offerings and coordinating the branding and pricing of these offerings;

  •
  rationalizing each company's internal systems and processes, including billing systems, which are different from each other; and

  •
  integrating personnel from different company cultures.

        The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations could result in the disruption of the combined company's ongoing businesses or inconsistencies in the standards, controls, product offerings, level of customer service, procedures and policies of the two companies that could negatively affect the combined company's ability to maintain relationships with customers, suppliers, employees and others with whom it has business dealings.

        Among the factors considered by the NTL board of directors in connection with its respective approval of the merger agreement were the opportunities that could result from the merger for realizing synergies by creating efficiencies in operations, capital expenditures and other areas. These savings may not be realized within the time periods contemplated or at all. If the combined company is not able to successfully achieve these savings, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The combined company will incur significant transaction and merger-related costs in connection with the merger.

        We expect that the combined company will incur a number of non-recurring transaction fees and other costs associated with completing the merger, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. We are in the process of collecting information in order to formulate integration plans to deliver the planned synergies. Additional unanticipated costs may be incurred in the integration of our business with Telewest. Although management of the combined company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our two businesses, will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Certain significant stockholders of both NTL and Telewest could have an influence over the business and affairs of the combined company after the merger.

        Certain persons or entities are significant stockholders of both NTL and Telewest, and would be significant stockholders of the combined company. Based on SEC filings to date, Ameriprise Financial Inc., or Ameriprise Financial, beneficially owned approximately 11.4%, FMR Corp.

beneficially owned approximately 7.2%, Franklin Mutual Advisers beneficially owned approximately 8.1%, and Mr. William R. Huff beneficially owned approximately 8.6% of NTL's issued and outstanding common stock, and FMR Corp. beneficially owned approximately 4.7%, Franklin Mutual Advisers beneficially owned approximately 7.9%, and Mr. Huff beneficially owned approximately 12.2% of Telewest's issued and outstanding common stock. Persons affiliated with Huff Asset Management currently serve on the boards of directors of both NTL and Telewest (Messrs. Huff and Edwin M. Banks, in the case of NTL, and Messrs. William J. Connors and Michael J. McGuiness, in the case of Telewest).

        Assuming that none of FMR Corp., Ameriprise Financial, Mr. Huff and Franklin Mutual Advisors has sold any of its or his holdings subsequent to February 24, 2006, and giving effect to the reclassification of Telewest common stock and to the exchange ratio under the merger agreement with respect to their holdings of Telewest and NTL common stock as of such date, FMR Corp. would beneficially own approximately 5.7%, Ameriprise Financial would beneficially own approximately 7.4%, Mr. Huff would beneficially own approximately 8.2%, and Franklin Mutual Advisers would beneficially own approximately 7.0% of the common stock of the combined company outstanding immediately after the merger on a fully diluted basis, based on currently outstanding NTL and Telewest shares, options and warrants, and each of them could have an influence over the business and affairs of the combined company.

        It is also anticipated that Messrs. Huff, Banks and Connors will serve as directors of the combined company following the merger. As a result of their relationship with Huff Asset Management, if conflicts between the interests of Huff Asset Management and the interests of the combined company's other stockholders should arise, these directors may not be disinterested.

Whether or not the merger is completed, the announcement and pendency of the transaction could cause disruptions in our business, which could have an adverse effect on its business and financial results.

        Whether or not the merger with Telewest is completed, the announcement and pendency of the transaction could cause disruptions in our business. Specifically:

  •
  current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees;

  •
  current and prospective customers may experience variations in levels of service as the companies prepare for integration and may choose to discontinue their service with us as a result; and

  •
  the attention of management may be diverted from the operation of the business toward the completion of the transaction.

The merger could affect the combined company's relationship with BBC Worldwide.

        Telewest currently has a 50% ownership interest in the UKTV Group, a series of joint ventures with BBC Worldwide. The UKTV Group supplies television programming to us, Telewest and other third parties. The joint venture agreements include change of control provisions that, if triggered, would permit BBC Worldwide to acquire Telewest's interest in the joint ventures at "fair value" as defined in those agreements. In addition, the joint venture agreements require BBC Worldwide and Telewest to agree on significant operating and strategic matters for the joint ventures on an ongoing basis. We, as well as Telewest, believe that one of the consequences of the change in the merger structure is that no person or persons acting in concert will acquire a majority of the shares of Telewest and, as a result, there will be no change in control of Telewest within the meaning of the joint venture agreements. BBC Worldwide has previously asserted to Telewest and us that the merger as originally structured constituted a change of control under the joint venture agreements and has made certain other claims. BBC Worldwide could attempt to continue to assert these claims or other claims under the joint venture agreements in connection with the merger as restructured. We and Telewest believe there is no basis for any claim that a change in control will occur under the joint venture agreements as a result of the merger. Any disagreement between BBC Worldwide and Telewest, whether about the application of the change in control provisions or any other terms of the joint venture agreements, could affect the relationship between Telewest and BBC Worldwide, the performance of the UKTV Group, and the business of the combined company following completion of the merger.

In certain instances, the merger agreement requires payment of a termination fee of $175 million by NTL to Telewest. These terms could materially and adversely affect our financial condition and operations or prevent another party from proposing an alternative transaction to the merger.

        Under the terms of the merger agreement, we may be required to pay to Telewest a termination fee of $175 million if the merger agreement is terminated under certain circumstances. These terms could affect the structure, pricing and terms proposed by other parties seeking to acquire or merge with us, including potentially precluding any such other party from making an alternative transaction proposal to us. In addition, should the merger agreement be terminated in circumstances under which such a termination fee is payable, the payment of such a fee could have material and adverse consequences for our business and operations going forward.

If the conditions under the commitment letter are not satisfied, the financing to be provided thereunder will not be available to satisfy the cash portion of the consideration to be paid to Telewest stockholders in the merger.

        We have obtained commitments for a total of £5.1 billion in financing to effect the merger with Telewest and pay the related fees, costs and expenses in connection therewith, to repay in full our existing senior credit facilities, to repay in full the existing senior and second lien credit facilities of Telewest and to finance the ongoing working capital needs and general corporate requirements of the combined company and its subsidiaries after the merger. Although the completion of the merger is not conditioned upon the receipt of these funds, the commitment letter contains conditions in addition to those contained in the merger agreement that must be satisfied before the lenders are committed to make the financing available. These conditions include there being no insolvency of us or, NTL Investment Holdings Limited or NTLIH, or of our subsidiaries, Telewest Communications Networks Limited, or TCN, and Neptune Bridge Borrower LLC, and the negotiation of customary financing documentation on terms satisfactory to the lenders and no material waivers or amendments under the merger agreement. If any of these conditions is not met, the financing will not be available, which may prevent or materially delay the merger. If we are unable to obtain the necessary financing, we will be forced to consider other alternatives to raise the necessary funds to satisfy the cash portion of the transaction consideration terms that could be less favorable, which may have a material adverse effect on our financial condition, and, if no other alternatives are available, the merger may not be completed and we and Telewest would continue as standalone companies. The pendency of the merger without the consummation of the merger may have a material adverse effect on our business or financial condition.

Factors Relating to the Business of the Company and its Regulation

Neither we, nor the combined company, may be able to fund our debt service obligations through operating cash flow in the future.

        It is possible that neither we, nor the combined company, may achieve or sustain sufficient cash flow in the future for the payment of interest. If our operating cash flow is not sufficient to meet our debt payment obligations, we may be forced to raise cash or reduce expenses by doing one or more of the following:

  •
  increasing, to the extent permitted, the amount of borrowings under our bank facilities;

  •
  restructuring or refinancing our indebtedness prior to maturity, and/or on unfavorable terms;

  •
  selling or disposing of some of our assets, possibly on unfavorable terms;

  •
  revising or delaying the implementation of our strategic plans; or

  •
  foregoing business opportunities, including the introduction of new products and services, acquisitions and joint ventures.

        We could also be forced to seek additional equity capital, which could dilute the interests of the holders of our common stock.

        We cannot be sure that any, or a combination of, the above actions would be sufficient to fund our debt service obligations.

Our current leverage is substantial, and, following the completion of the merger, the leverage of the combined company will be substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

        Assuming the merger with Telewest closed on September 30, 2005, Telewest and NTL each had approximately £1.6 billion in net debt, for a pro forma combined net debt of £3.2 billion. Net debt upon completing the transaction, after refinancing of the existing senior facilities of both companies and the additional borrowing to finance part of the transaction, is expected to be approximately £5.7 billion.

        This high degree of leverage could have important consequences, including the following:

  •
  a substantial portion of the cash flow from operations will have to be dedicated to the payment of interest on existing indebtedness, thereby reducing the funds available for other purposes;

  •
  the ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

  •
  our flexibility in reacting to competitive technological and other changes may be limited;

  •
  the substantial degree of leverage could make the combined company more vulnerable in the event of a downturn in general economic conditions or adverse developments in the combined company's business; and

  •
  the combined company may be exposed to risks inherent in interest rate fluctuations.

We have incurred losses in the past and may not be profitable in the future.

        We emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 10, 2003. We had losses from continuing operations for the year ended December 31, 2005 of £241.7 million, and losses from continuing operations for the years ended December 31:

  •
  2004 of £509.4 million;

  •
  2003 of £606.7 million; and

  •
  2002 of £1,611.6 million

        We cannot be certain that we (or, following the merger with Telewest, the combined company) will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, pay dividends on our common stock, obtain additional required funds and make required payments on present or future indebtedness.

The restrictive covenants under our debt agreements, as well as that of the combined company after the merger, may limit our ability to operate our business.

        The agreements that govern our indebtedness, as well as that of the combined company following the merger, contain restrictive covenants that limit the discretion of our management over various business matters. For example, these covenants restrict our ability to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale/leaseback transactions;

  •
  create liens;

  •
  enter into agreements that restrict certain of our subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of our assets; and

  •
  enter into transactions with affiliates.

        These restrictions could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our best interests. We may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those that will be applicable under our current indebtedness or the indebtedness incurred in connection with the completion of the merger with Telewest.

We are a holding company dependent upon cash flow from subsidiaries to meet our obligations.

        We and a number of our subsidiaries are, and following the completion of the merger, a number of the subsidiaries of the combined company will be, holding companies with no independent operations or significant assets other than investments in our subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

        The terms of our credit facilities and other debt securities limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing the debt that may be issued by our subsidiaries from time to time may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

        Applicable law may also limit the amounts that some of our subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

        The inability to transfer cash among entities within their respective consolidated groups may mean that even though they may have sufficient resources to meet their obligations, they may not be permitted to make the necessary transfers from one entity in their restricted group to another entity in their restricted group in order to make payments to the entity owing the obligations.

We are, and the combined company will be, subject to currency and interest rate risks.

        We are subject to currency exchange rate risks, because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2005, £477.2 million, or 20.9% of our long-term debt, was denominated in U.S. dollars and £259.1 million, or 11.4% of our long-term debt, was denominated in euros.

        We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2005, interest is determined on a variable basis on £1,502.7 million, or 65.9%, of our long-term debt. An increase in interest rates of 0.25% would increase our interest expense by approximately £3.8 million per year.

        To manage these foreign exchange and interest rate risks, we and Telewest have each entered into a number of derivative instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. The combined company will be required by its lenders under the new senior credit facility to continue these programs post-completion of the merger. Specifically, the combined company will be required within six months of the closing date to fix the interest rate (whether through debt that is fixed rate, or through hedging) on not less than 66 2/3% of the total debt represented by its senior credit facilities and high yield notes, for a period of not less than three years from the closing date. Exchange rate hedging to sterling for a period of not less than three years will be required for 100% of all amounts, both principal and interest, denominated in euro or U.S. dollars advanced under the new senior credit facility. Exchange rate hedging to sterling will be required for 100% of coupon payments issued pursuant to the planned high-yield notes offering to refinance the senior subordinated bridge facilities to be entered into in connection with the combination with Telewest, and our existing high-yield debt, to the first call date for each such issue.

        On a pro forma basis after taking into account the impact of current hedging arrangements, as of September 30, 2005, the combined company's interest would have had interest determined on a variable basis on £951 million, or 16%, of its long term debt. An increase in interest rates of 1% would increase the combined company's pro forma interest expense by approximately £10 million per year.

        We cannot assure you that our hedging program, or that of the combined company following completion of the merger with Telewest, will be successful. Unhedged movements in currency exchange rates or interest rates in particular could have a material adverse effect on us or the combined company.

We or the combined company may engage in a transaction with Virgin Mobile that could have a significant impact on the combined company.

        On December 5, 2005, we confirmed that we had approached Virgin Mobile about a potential offer to acquire Virgin Mobile, and that we had engaged in discussions with Virgin Enterprises Limited to extend our existing exclusive license for use of the Virgin name in the internet services area also to cover television and fixed and mobile telephone services.

        On January 16, 2006, we and the independent directors of Virgin Mobile confirmed that we were in discussions to enable a cash offer, with share alternative offers, to be made by us or one or more of our subsidiaries to acquire 100% of the shares of Virgin Mobile, subject to the satisfaction of certain pre-conditions.

        It is not clear whether an acquisition transaction between the combined company and Virgin Mobile will occur and, if so, on what terms. It is also unclear whether we or the combined company will enter into a license with Virgin Enterprises Limited to use the Virgin name (though it is unlikely that a Virgin Mobile transaction would occur without us or the combined company entering into such a license). If an acquisition transaction were to occur, it could involve the issuance of a substantial equity interest in the combined company and substantial cash payments to Virgin Mobile's shareholders. For example, under the terms of the potential offer announced on January 16, 2006, the shareholders of Virgin Mobile would be entitled to receive equity securities representing approximately 15.4% of the voting stock of the combined company on a fully-diluted basis, assuming all Virgin Mobile shareholders opted for stock. Moreover, the Virgin Group would hold over 10% of the voting stock of the combined company. If the license transaction were to occur, it would involve payment of a cash royalty for use of the Virgin name.

        The acquisition of Virgin Mobile would, if consummated, carry various risks for the combined company, including the following:

  •
  Depending on market perception of the terms, conditions and potential risks and benefits of the transaction, the transaction could adversely affect the trading price of the combined company's common stock.

  •
  The combined company would incur significant transaction-related costs in connection with the transaction.

  •
  The announcement and pendency of the transaction could cause disruptions in our business and that of Virgin Mobile, which could have an adverse effect on our business and financial results.

  •
  Obtaining court and regulatory approvals and other governmental or third party consents, including the consent of T-Mobile, the network provider used by Virgin Mobile to carry Virgin Mobile wireless calls, could delay or prevent the closing of a transaction with Virgin Mobile, reduce the anticipated benefits of that transaction to stockholders or result in additional transaction or operating costs for the combined company.

  •
  The indebtedness of the combined company will increase beyond current levels, because some or all of the cash consideration required could be borrowed. Additionally, we intend to obtain an additional £475 million of financing in connection with a potential offer for Virgin Mobile. This could have an adverse effect on the combined company's available cash flow, its ability to obtain additional financing if necessary in the future or the cost of such financing, its flexibility in reacting to competitive and technological changes and its operations.

  •
  The combined company might not be able to fund its increased debt service obligations through operating cash flow in the future.

  •
  The combined company could be unable to realize the full anticipated synergies of the transaction, which may harm the value of the combined company's common stock.

  •
  It is anticipated that, if the transaction should occur, the Virgin Group would hold significant voting power in the combined company with interests that could differ from those of stockholders generally.

  •
  The Virgin Mobile business is subject to risks (e.g., competition and technological change in the mobile telephony sector, dependence on its network provider) to which the business of the combined company would not otherwise be subject.

        A license to use the Virgin name would also carry various risks, including the following:

  •
  The combined company would be substantially reliant on the general goodwill in the Virgin name. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, or in relation to another Virgin name licensee could have a material adverse effect on the combined company's business.

  •
  It is contemplated that, in connection with the license, Virgin Enterprise Limited would have the right to designate a member of the board of directors of the combined company.

  •
  It is anticipated that the license agreement would be a long-term license with a minimum term, and that the combined company would be obligated to pay a termination payment if the license should be terminated in some circumstances.

  •
  It is anticipated that the combined company would be required to meet certain performance obligations under the license, and a failure to meet those obligations could lead to a termination of the license.

  •
  It is anticipated that the license agreement will require the combined company to make cash royalty payments based on a fixed percentage of certain revenues relating to the license.

  •
  Any license to use the Virgin name will be limited geographically and otherwise because of rights of existing Virgin licensees.

Failure to control customer churn may adversely affect our financial performance, as well as the financial performance of the combined company following the merger.

        The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

  •
  billing errors and/or general reduction in the quality of our customer service as a result of the integration of billing systems and customer databases;

  •
  interruptions to the delivery of services to customers over our network;

  •
  the availability of competing services, such as the digital satellite services offered by BSkyB, the free-to-air digital television services offered by Freeview and the telephone, broadband and dial-up internet services offered by BT, TalkTalk, OneTel, Wanadoo, Tiscali, AOL, Bulldog and other third parties, some of which may, from time to time, be less expensive or technologically superior to those offered by us;

  •
  the potential loss of customers due to their required migration from our analog TV, or ATV, services to our more expensive digital television, or DTV, services when we stop transmitting our ATV signal;

  •
  the loss of ATV customers to DTV providers in areas where we do not have adequate network capable of offering DTV; and

  •
  a reduction in the quality of our customer service as a result of new product introductions, such as the roll-out of video-on-demand, or VOD, or personal video recording, or PVR, services.

        An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenue.

We are subject to significant competition and we expect that competition will intensify.

        The level of competition is intense in each of the markets in which we compete, and we expect competition to increase.

        In particular, our telephone services and consumer television businesses compete with BT in telephone services and internet access and BSkyB in multi-channel television, each of whom has significant operational scale, resources and national distribution capacity. We also compete with internet service providers and indirect telephone access operators that offer telephone, broadband and dial-up services over BT's network, and we will face increasing competition from mobile telephone network providers and new market entrants, including those providing voice-over-internet-protocol, or VoIP. The increase in competition will be compounded by technology changes and business consolidation, which may permit more competitors to offer the "triple play" of digital television, residential telephone and broadband services.

        In the digital television market, competition has been increased as a result of the launch of Freeview in October 2002, which provides approximately 35 digital terrestrial channels to consumers who have purchased a Freeview-enabled set-top box or a television with a digital tuner, and the launch in March 2004 by Top Up TV of a pay-television service offering approximately 11 pay-television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased Top Up TV software.

        Our broadband service faces increased competition from BT, Bulldog, OneTel, Wanadoo, Tiscali and others, as well as new providers such as BSkyB and Carphone Warehouse. Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver speeds faster than we can provide. Local loop unbundling may decrease costs for new entrants and existing BT wholesale customers, leading to increased pricing competition.

        Our business services also face a wide range of competitors, including BT and C&W, and a number of regional service providers. The nature of the competition will vary depending on geography, service offerings and the size of the marketable area.

        In order to compete, we may have to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. Reduced prices or increased costs would have a negative impact on our margins and profitability. In addition, if we are unable to compete successfully, even following price reductions or value enhancements, we may not be able to attract new customers, or retain existing customers.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

        The internet, television and telephone services sectors are characterized by rapid and significant changes in technology. The effect of future technological changes on our business cannot be predicted. It is possible that products or other technological breakthroughs, such as VoIP, WiFi (wireless fidelity), WiMax (the extension of local WiFi networks across greater distances) or IPTV (internet protocol television), may result in our core offerings becoming less competitive. We may not be able to develop new products and services at the same rate as competitors or keep up with trends in the technology market as well as our competitors.

        The cost of implementing emerging and future technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing.

There is no assurance that new products that we may introduce will achieve full functionality or market acceptance.

        Our long-range plan includes VOD and PVR products. Despite testing prior to release and the increasing implementation of VOD, we cannot guarantee that these new products, or any other new products that we may develop in the future, will perform as expected when first introduced in the market. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, our results of operations may be negatively impacted.

Systems failures may result in lost revenue.

        Our ability to identify, bill and collect revenue from our customers will be dependent on complex systems and processes. To the extent that any one or more of those systems or processes fail, we could lose customer and transaction billing data, which would prevent us from billing and collecting revenue due to us. We will continually seek ways to improve our revenue collection processes, but it is possible that such improvements may not be successful or will not yield enhanced revenue collection. Inefficient collection could result in an increase in bad debt.

If we do not maintain and upgrade our networks in a cost-effective and timely manner, we could lose customers.

        Maintaining an uninterrupted and high-quality service over our network infrastructure is critical to our ability to attract and retain customers. Providing a competitive service level will depend in part on our ability to maintain and upgrade our networks in a cost-effective and timely manner. The maintenance and upgrade of our networks will depend upon, among other things, our ability to:

  •
  modify network infrastructure for new products and services;

  •
  install and maintain cable and equipment; and

  •
  finance maintenance and upgrades.

        Our bank facilities limit the level of total capital expenditure that we can incur. If this affects our ability to replace network assets at the end of their useful lives or if there is any reduction in our ability to perform necessary maintenance on network assets, our networks may have an increased failure rate, which is likely to lead to increased customer churn.

Our inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially materially adversely affect the number of subscribers to our consumer television service or reduce margins.

        We have historically obtained a significant amount of our premium programming and some of our basic programming and pay-per-view sporting events from BSkyB or a BSkyB joint venture. BSkyB is a leading supplier of programming to cable television operators and is the exclusive supplier of some programming, including the Sky Sports channels and the most popular premium subscription film channels available in the U.K.

        We have continued to buy BSkyB wholesale premium content on the basis of an industry ratecard. There is no contractual agreement with BSkyB for the provision of such content.

        In addition to BSkyB, our significant programming suppliers include the BBC, ITV, Viacom, Discovery and Turner, a division of Time Warner. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost.

A failure in our critical systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.

        Our business is dependent on many sophisticated critical systems that support all of the various aspects of our cable network operations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, natural disasters, fire, power loss, war or other catastrophes. Moreover, despite security measures, our servers will be potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken in the past, unanticipated problems affecting their systems could cause failures in our information technology systems, including systems that are critical for timely and accurate customer billing, or our customer service centers or interrupt the transmission of signals over our cable network. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.

We may be subject to taxation in multiple jurisdictions, and our U.S. holding company structure may make it difficult to repatriate cash from our U.K. operating subsidiaries for purposes of paying dividends, repurchasing shares or repaying debt incurred in the U.S. without incurring U.S. tax on such cash repatriations.

        We have historically been subject to taxation in the U.S., the U.K., and the Republic of Ireland. Our effective tax rate and tax liability will be affected by a number of factors in addition to our operating results, including the amount of taxable income in particular jurisdictions, the tax rates in these jurisdictions, tax treaties between jurisdictions, the manner in and extent to which we transfer funds to and repatriate funds from our subsidiaries, and future changes in the law. Because we operate in multiple jurisdictions and may therefore incur loss in one jurisdiction that cannot be offset against income earned in a different jurisdiction, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

        We have a U.S. holding company structure in which substantially all of our operations are in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although we do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term, our operations may give rise to U.S. tax on "Subpart F" income, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. While we believe that we have substantial U.S. tax basis in our U.K. subsidiaries which may be available to avoid or reduce U.S. tax on repatriation of an equivalent amount of cash from our U.K. subsidiaries, there can be no assurance that the Internal Revenue Service will not seek to challenge the amount of such tax basis or that we will be able to utilize such basis under applicable tax law. As a result, although we will seek to minimize, in accordance with applicable law, our U.S. tax liability as well as our overall worldwide tax liability, there can be no assurance that we will not incur material U.S. tax liabilities with respect to repatriations of cash from our U.K. subsidiaries.

Regulation of the markets in which we provide our services has been changing rapidly; unpredictable changes in U.K. and EU regulations affecting the conduct of our business, including price regulations, may have an adverse impact on our ability to set prices, enter new markets or control our costs.

        Our principal business activities have historically been regulated and supervised by various governmental bodies in the U.K. and by the regulatory initiatives of the European Commission. Regulatory changes have recently occurred, and may in the future occur, at the U.K. or EU level with respect to licensing requirements, price regulation, interconnection arrangements, number portability, carrier pre-selection, the ability to provide digital services, ownership of media companies, programming, local loop unbundling, data protection, the provision of open access by U.K. cable operators to other telecommunications operators, and the adoption of uniform digital technology standards or the bundling of services. Regulatory changes relating to our activities and those of our competitors, such as changes relating to third-party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, could adversely affect our ability to set prices, enter new markets or control costs.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation, Delaware law and our contracts, as well as those of the combined company following the completion of the merger, could prevent or delay a change of control.

        We, and, upon completion of the merger with Telewest, the combined company, may, under some circumstances involving a change of control, be obligated to repay our outstanding indebtedness. The combined company or any possible acquiror may not have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

        If the combined company or any possible acquiror cannot repay our outstanding indebtedness in the event of a change of control of the combined company (if such repayment is required), the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of the combined company, including transactions in which the combined company's stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interests.

        Telewest's stockholder rights plan, some provisions of its second restated certificate of incorporation and its ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of the combined company. In connection with the merger, the Telewest rights plan, which will become the rights plan of the combined company on consummation of the merger, will be amended, among other things, to reduce the trigger under the plan from 25% to 15%, to eliminate the permitted offer exception (that permits a majority of non-management directors who are unaffiliated and not otherwise associated with a potential acquiror to exempt a transaction from the Telewest rights plan), to remove the ability of a majority of Telewest's board of directors to deem a beneficial owner or group of owners of 10% or more of Telewest's common stock to be an adverse person under the Telewest rights plan, and to ensure that the purchase price of a share of the preferred stock issued pursuant to the Telewest rights plan will not be adjusted as a result of the merger or the reclassification. The combined company will be subject to the Delaware business combinations law that, subject to limited exceptions, prohibits some Delaware corporations from engaging in some business combinations or other transactions with any stockholder who owns 15% or more of the corporation's outstanding voting stock for three years following the date that the stockholder acquired that interest. The terms of certain existing agreements of the combined company relating to changes of control may also have the effect of delaying or preventing transactions involving a change of control of the combined company.

Factors Relating to our Common Stock

The market price of our common stock is subject to volatility, as well as to trends in the telecommunications industry in general, which will continue.

        The current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future, either before or after completion of the merger with Telewest. Stock prices in the telecommunications sector have historically been highly volatile, and the market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which will be beyond our control. These factors include actual or anticipated variations in our operational results (and, upon completion of the merger, those of the combined company) and cash flow, our earnings releases and our competitors' earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the perceived availability of capital to communications companies, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, like recessions. Trends in this industry are likely to have a corresponding impact on the price of our common stock.

We may in the future seek to raise funds through equity offerings, which could have a dilutive effect on our common stock.

        In the future, we may determine to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire these securities or our common stock. In any case, the result would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock. For example, the potential transaction with Virgin Mobile may involve the issuance of equity securities. See "—We or the combined company may engage in a transaction with Virgin Mobile that could have a significant impact on the combined company."

We have not historically paid cash dividends on our common stock, we may not be able to pay or maintain dividends, and the failure to do so could adversely affect our stock price.

        Since its inception, we have not paid any cash dividends on our common stock. The terms of our existing indebtedness limit our ability to pay dividends from cash generated from operations. Likewise, the terms of the combined company's indebtedness after the merger will limit the ability of the combined company to pay dividends.

        We cannot assure you that we will pay cash dividends on our common stock, or, if we begin to pay cash dividends on our common stock, that such dividends will continue to be paid.

Sales of stock by stockholders in the combined company may decrease the price of the combined company's common stock following the merger.

        Based on SEC filings to date, Ameriprise Financial Inc., or Ameriprise Financial, beneficially owned approximately 11.4%, FMR Corp. beneficially owned approximately 7.2%, Franklin Mutual Advisers beneficially owned approximately 8.1%, and Mr. Huff beneficially owned approximately 8.6% of NTL's issued and outstanding common stock, and FMR Corp. beneficially owned approximately 4.7%, Franklin Mutual Advisers beneficially owned approximately 7.9%, and Mr. Huff beneficially owned approximately 13.2% of Telewest's issued and outstanding common stock.

        Assuming that none of FMR Corp., Ameriprise Financial, Mr. Huff and Franklin Mutual Advisors has sold any of its or his holdings subsequent to those filings, and giving effect to the reclassification of Telewest common stock and to the exchange ratio under the merger agreement with respect to their holdings of Telewest and NTL common stock as of such date, FMR Corp. would beneficially own approximately 5.9%, Ameriprise Financial would beneficially own approximately 7.6%, Mr. Huff would beneficially own approximately 8.6%, and Franklin Mutual Advisers would beneficially own approximately 7.0% of the combined company's outstanding common stock immediately after the merger on a fully diluted basis, based on currently outstanding NTL and Telewest shares, options and warrants. Some of these stockholders will also have rights, subject to various conditions, to require the combined company to file one or more registration statements covering their shares, or to include their shares in registration statements that the combined company may file for itself or on behalf of other stockholders.

        Subsequent sales by any of these stockholders of a substantial amount of the combined company's common stock may significantly reduce the market price of the common stock of the combined company. Moreover, the perception that these stockholders might sell significant amounts of such common stock could depress the trading price of the combined company's common stock for a considerable period. Sales of the combined company's common stock, and the possibility of these sales, could make it more difficult for the combined company to sell equity, or equity-related securities, in the future at a time, and price, that it considers appropriate.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In the U.K., we own, lease or occupy under license 64 business unit and regional offices, and our corporate head offices in Hook. We also maintain an office under lease in New York City. Nine of our corporate real estate sites are unoccupied, representing a rental expense of approximately 13.24% of our real estate rents. We are seeking to renegotiate the leases for these properties or dispose of them.

        In addition, we own or lease facilities at approximately 700 switching centers/head-ends, operational hub-sites, and other types of network sites like points of presence, radio sites and repeater nodes. We also own or lease warehouses and other non-operational properties, as well as operating various cable television, telephone and telecommunications equipment housed in street-cabinet enclosures situated on public and private sites. Currently three of our technical sites are unoccupied, representing a rental expense of approximately 0.8% of our technical sites rents. We are seeking to renegotiate the leases for these properties or dispose of them.

Item 3.    Legal Proceedings

        Two separate proceedings that were initiated in the U.S. Bankruptcy Court for the Southern District of New York by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. requesting that we be held liable for alleged damages attributable to their trading in our "when-issued" common stock prior to the completion of the Plan were voluntarily dismissed by the plaintiffs in June 2003 without prejudice to recommencement in state court where related litigation against third parties is pending. The third parties are primarily the counterparties to the various trades made by Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. On March 16, 2004, in an action to which we are not a party, a state court in New York granted the summary judgment motion of a U.S. broker dealer to require that "when-issued" trading in our common stock prior to the completion of the Plan be settled on an adjusted basis by the parties to the action in a manner to be set forth in an order of the state court, which was entered on July 1, 2004. Several plaintiffs have appeals pending. On March 30, 2004, Owl Creek Asset Management, L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold us and PTV liable for alleged damages attributable to some of their trading in our common stock on a "when-issued" basis. Other parties could assert similar claims. On April 13, 2004, the plaintiff agreed to adjourn the case until there has been a final determination in the aforementioned state court action, including any appeals in that action, by the U.S. broker dealer. On November 9, 2005, Maxcor Financial Inc. initiated separate proceedings in the Supreme Court of the State of New York also requesting that we be held liable for alleged damages attributable to their trading in our "when-issued" common stock prior to the completion of the Plan. On December 8, 2005, Maxcor Financial Inc. also agreed to adjourn the case upon similar terms to the original plaintiffs.

        We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters is expected to have a material adverse effect on our financial position, results of operation or cash flow.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information.

        Our shares are traded on the Nasdaq National Market under the symbol "NTLI." The following table sets forth the reported high low price per share of our common stock on the Nasdaq National Market for the periods indicated.

	Price per share
	High	Low
2004
First Quarter	$73.81	$50.82
Second Quarter	$65.45	$52.97
Third Quarter	$64.15	$46.65
Fourth Quarter	$73.79	$60.84
2005
First Quarter	$73.13	$63.09
Second Quarter	$69.28	$60.35
Third Quarter	$69.94	$60.35
Fourth Quarter	$69.46	$55.52
2006
First Quarter (through February 24, 2006)	$68.67	$62.33

Holders.

        As of February 24, 2006, our transfer agent informed us that there were approximately 35 record holders of our common stock, although there is a much larger number of beneficial owners.

Dividends.

        Since our inception, we have not declared or paid any cash dividends on our common stock. Our credit facility, as well as the indenture for our high yield bonds, places restrictions on our ability to pay dividends from cash generated from operations.

(b)
Not applicable.

(c)
Not applicable.

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

        We entered into an agreement for the sale of our broadcast operations on December 1, 2004 and closed the sale on January 31, 2005. As of December 31, 2004, we accounted for the broadcast operations as a discontinued operation. Therefore, the results of operations of the broadcast operations have been excluded from the components of loss from continuing operations and the assets and liabilities of the broadcast operations have been reported as assets held-for-sale and liabilities of discontinued operations, respectively, for all periods presented.

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

        We have a number of stock-based employee compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. We selected the prospective method of adoption permitted by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or FAS 148. Accordingly, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. In the year ended December 31, 2005 we recognized £11.3 million of stock-based compensation and in the year ended December 31, 2004 we recognized £14.3 million of stock-based compensation.

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

	Year ended December 31,
	2005	2004	2003	2002	2001
	Reorganized Company	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
	(in millions)
Income Statement Data:
Revenue	£1,947.6	£2,000.3	£1,887.4	£1,854.5	£1,928.3
Operating loss	(19.7)	(52.5)	(194.4)	(955.2)	(6,969.5)
Loss from continuing operations	(241.7)	(509.4)	(606.7)	(1,611.6)	(7,938.0)
Basic and diluted loss from continuing operations per share (pro forma for periods prior to 2003)(1)	£(2.83)	£(5.84)	£(9.60)	£(27.09)	£(133.41)

Average number of shares outstanding (pro forma for periods prior to 2003)(1)	85.5	87.2	63.2	59.5	59.5

January 1, 2003
Predecessor Company
Revenues	£—
Operating income	3,655.8
Income from continuing operations	3,655.8

Pro forma basic and diluted income from continuing operations per share	£61.44

Pro forma average number of shares outstanding	59.5

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

	As of December 31,
	2005	2004	2003	2002	2001
	Reorganized Company	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	£832.1	£136.8	£446.1	£315.1	£172.7
Working capital	529.9	(286.8)	(48.1)	(4,224.4)	(10,366.2)
Fixed assets	3,294.9	3,531.6	3,857.2	6,487.1	7,027.4
Total assets	4,988.5	5,493.3	6,262.1	8,102.8	8,959.9
Long-term debt(1)	2,279.2	2,952.6	3,210.6	9,795.9	9,766.2
Shareholders' equity (deficit)	1,955.0	1,574.5	2,068.6	(3,218.9)	(2,187.5)
Dividends declared per common share	—	—	—	—	—

(1)
As of December 31, 2002, long-term debt of £3,698.2 million was classified as current and £6,097.7 million was classified as liabilities subject to compromise. As of December 31, 2001, there was £9,766.2 million of long-term debt classified as current.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are one of the leading communications and content distribution companies in the U.K. providing broadband internet access, telephone and television services to 3.3 million residential customers as of December 31, 2005, including 1.8 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies' telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a "triple play" bundle of internet, telephone and television services through competitively-priced bundled packages. We also provide a range of voice services to business and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        Our services are delivered through our wholly-owned local access communications network passing approximately 7.7 million homes in the U.K. The design and capability of our network provides us with the ability to offer "triple play" bundled services and a broad portfolio of reliable, competitive communications solutions to business customers.

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

        Our consolidated revenue for the year ended December 31, 2005 was £1,947.6 million. Our revenues by sales channel as a percentage of total revenue for the years ended December 31, 2005, 2004 and 2003 are set forth in the table below:

	Year ended December 31,
	2005	2004	2003
Revenue:
Consumer	78.0%	75.4%	73.5%
Business	22.0%	24.6%	26.5%

Total revenue	100.0%	100.0%	100.0%

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

Sale of Broadcast and Irish Operations

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

        On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley for an aggregate purchase price of €333.4 million, or £225.5 million.

Combination with Telewest

        We have entered into a definitive merger agreement with Telewest, pursuant to which the two businesses would be combined if the transaction is approved by stockholders.

        Upon completion of the merger, our stockholders will own approximately 75% and Telewest stockholders approximately 25% of the combined company on a fully diluted basis based on currently outstanding shares, options and warrants. Upon completion of the merger, NTL will be wholly owned by Telewest. Our common stock, which currently trades on NASDAQ under the symbol "NTLI," will be delisted. Telewest's ticker symbol will be changed to "NTLI." The aggregate transaction consideration to be received by Telewest stockholders is approximately $1.66 billion of stock (at current market prices) and approximately $4.0 billion of cash. The transaction consideration will be financed through a new credit facility. See "—Combination with Telewest—Senior Credit Facility and Bridge Facility." Stockholder meetings to consider and vote upon the transaction are scheduled for March 2, 2006.

        Telewest and we have announced our intention to complete the transaction as soon as reasonably practicable after the stockholder meetings, assuming the proposals presented are approved.

        Further details relating to the merger and the merger agreement are included in our joint proxy statement/prospectus filed with the SEC on January 30, 2006 and posted to our shareholders on or about January 31, 2006.

Offer for Virgin Mobile

        On December 5, 2005, we confirmed that we had approached Virgin Mobile about a potential offer to combine ourselves and Virgin Mobile, and that we had engaged in discussions with Virgin

Enterprises to extend our existing exclusive license for use of the Virgin name in the internet services area also to cover television and fixed and mobile telephone services. On January 16, 2006, we and the independent directors of Virgin Mobile confirmed discussions to enable a cash offer, with share alternative offers, to be made by us or one or more of our subsidiaries to acquire 100% of the shares of Virgin Mobile.

        The Virgin Mobile offer is subject to the satisfaction of certain pre-conditions. No assurances can be made that an offer will be made, of the terms on which any offer may be made, or whether any transaction will be completed.

        See "Item 1—Business—Offer for Virgin Mobile" for further details regarding our potential offer for Virgin Mobile. The transaction does not require the approval of our stockholders.

Discontinued Operations

        As a result of the sale of our broadcast and Ireland operations, we are accounting for the broadcast and Ireland operations as discontinued operations. Financial information for all prior periods presented in this report is restated accordingly. The results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively, for all periods in this report. Revenue from the broadcast operations reported in discontinued operations for the years ended December 31, 2005, 2004 and 2003 was £21.4 million, £277.8 million and £268.6 million, respectively. Pre-tax income from broadcast operations, reported as pre-tax income from discontinued operations, for the years ended December 31, 2005, 2004 and 2003, was £3.2 million, £11.2 million and £20.9 million respectively. Revenue from the Ireland operations reported in discontinued operations for the years ended December 31, 2005, 2004 and 2003 was £25.6 million, £72.6 million, and £72.5 million respectively. Pre-tax income (loss) from Ireland operations, reported as pre-tax income from discontinued operations, for the years ended December 31, 2005, 2004 and 2003, was £2.5 million, £14.0 million, and £1.0 million respectively.

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

Summary Statistics

        Selected statistics for residential customers including customers off our network and virgin.net customers for the three months ended December 31, 2005 as well as the four prior quarters are set forth in the table below.

	For the three months ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Opening customers	3,315,400	3,261,500	3,194,900	3,136,800	3,164,600
Data cleanse(1)	(18,100)	—	—	—	(20,000)
Adjusted opening customers	3,297,300	3,261,500	3,194,900	3,136,800	3,144,600
Customer additions	195,400	218,600	205,500	195,100	185,200
Customer disconnects	(156,800)	(164,700)	(138,900)	(137,000)	(151,000)
Net customer movement	38,600	53,900	66,600	58,100	34,200
Reduction in customer count(2)	(10,000)	—	—	—	(42,000)
Closing customers	3,325,900	3,315,400	3,261,500	3,194,900	3,136,800
Churn(3)	1.6%	1.7%	1.4%	1.4%	1.6%
Revenue generating units(4)
Television	1,942,800	1,940,000	1,961,800	1,960,000	1,979,600
DTV	1,445,100	1,409,300	1,405,100	1,387,900	1,382,500
Telephone	2,633,400	2,663,000	2,666,300	2,646,700	2,638,500
Broadband	1,823,900	1,720,600	1,555,000	1,443,200	1,330,300
Total Revenue Generating Units	6,400,100	6,323,600	6,183,100	6,049,900	5,948,400
RGU/Customers	1.92x	1.91x	1.90x	1.89x	1.90x
Internet dial-up and DTV access(5)	468,400	535,500	618,200	695,400	754,800
Average revenue per user(6)	£37.45	£37.65	£38.45	£39.55	£41.43

(1)
Data cleanse activity, as part of the harmonization of billing systems, resulted in a decrease in the number of recorded customers by approximately 20,000 in the three months ended December 31, 2004. Further data cleanse in the three months ended December 31, 2005 resulted in a decrease of 18,100 customers.

(2)
We removed approximately 42,000 customers, representing approximately 76,500 RGUs from the customer count in the three months ended December 31, 2004 following implementation of a new credit policy and the resulting disconnection of inactive backlog customers. Further review in the three months ended December 31, 2005, resulted in an adjustment to remove an additional 10,000 customers, representing approximately 12,300 RGUs.

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

(5)
Dial-up internet customers exclude metered customers who have not used the service within the last 30 days and include virgin.net customers.

(6)
Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenue generated from the provision of telephone, cable television and internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers directly connected to our network in that month. Quarterly ARPU is the average of the three months in that quarter.

        Customer Churn.    Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

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

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under our revolving credit facility, will be sufficient for our cash requirements in 2006. The merger transaction with Telewest will be financed with a new stock issuance, cash on hand and new financings.

        Currency Movements.    We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro, the effective cost of servicing our U.S. dollar debt or euro debt will be higher. As of December 31, 2005, £477.2 million, or 20.9% of our long-term debt, was denominated in U.S. dollars and £259.1 million, or 11.4%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

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

        Integration of Billing Systems.    Our historical growth through acquisitions resulted in us inheriting numerous billing systems, which had many differences in functionality, resulting in inefficiencies in our customer service processes. As a result of our billing system integration program, we have consolidated the number of billing systems for our residential customers from eleven at the beginning of 2003 to three currently. We continue to evaluate how many billing systems we will utilize for residential and business customers, taking into account the prospects for improved efficiencies and better customer service as well as the potential for disruption in the business from additional migration of data. Accordingly, the timing and extent of further integration efforts remain under review and are likely to be influenced by completion of the merger with Telewest.

        Call Center Consolidation.    On April 7, 2004, we announced the consolidation over the next 18 months of our 13 U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, three specialist call centers have been retained and developed and are supported by four sales and customer support sites, located throughout the U.K. The call center consolidation was completed as of December 31, 2005 at a cost of £23.7 million.

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

Income Taxes

        Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, and tax planning opportunities available in the jurisdictions in which we operate. From time to time, we engage in transactions in which the tax consequences may be subject to some uncertainty. Examples of such transactions include business acquisitions and disposals, issues related to consideration paid or received in connection with acquisitions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations.

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others, and we accrue a liability when we believe an assessment may be probable and the amount is estimable.

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

Fixed Assets

        Fixed assets, net, totaled £3,294.9 million and £3,531.6 million, representing 66.0% and 64.3% of total assets at December 31, 2005 and December 31, 2004, respectively. In accordance with SOP 90-7, upon our emergence from Chapter 11 reorganization, we adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of our fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of our fixed assets at January 1, 2003. Fixed assets, net were written down by £2,195.7 million to £4,288.2 million to reflect this adjustment. Fixed assets acquired since January 1, 2003, are stated at cost less accumulated depreciation.

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations. Costs associated with initial customer installations are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

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

Trade Receivables

        Our trade receivables are stated at outstanding principal balances, net of allowances for doubtful accounts. We maintain allowances for doubtful accounts and other receivables to reflect estimated losses resulting from the potential inability of our customers to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact recoverability. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additions to the allowances may be required.

Pensions

        We account for our defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions, or FAS 87, and the disclosure rules under the revised FASB Statement No. 132 (Revised 2003) Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements. We expect our pension expense to be approximately £2.9 million in 2006.

        The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

        When calculating pension expense for 2005, we assumed that our plans' assets would generate a long-term rate of approximately 7.1%. This rate is lower than the rates of between 7.4% and 7.9% used to calculate the 2004 expense. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

        We discounted our future pension obligations using a rate of 4.8% at December 31, 2005, and rates of between 4.8% and 5.3% at December 31, 2004. We determine the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% would increase our pension liability at December 31, 2005 by approximately £33.1 million and increase our estimated 2006 pension expense by approximately £3.9 million.

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

        Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

        In relation to our restructuring activities, we have recorded a liability of £45.3 million as of December 31, 2005 relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given to sublessees, and amounts of lease termination costs.

Recent Accounting Pronouncements

        In June 2005, the FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, ("FSP 143-1"). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union ("EU"). FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive's adoption into law by the applicable EU-member country. As at December 31, 2005, the UK had not adopted the law. We intend to evaluate the impact of this law on the Company's results of operations or financial position as and when legislation is adopted in the UK.

Consolidated Results of Operations from Continuing Operations

Years ended December 31, 2005 and 2004

Revenue

        For the year ended December 31, 2005, consolidated revenue decreased by 2.6% to £1,947.6 million from £2,000.3 million for 2004. Our revenue by customer type for the years ended December 31, 2005 and 2004 are as follows (in millions):

	2005	2004	Increase (decrease)
Revenues:
Consumer	£1,520.0	£1,507.3	0.8%
Business	427.6	493.0	(13.3)%

Total revenues	£1,947.6	£2,000.3	(2.6)%

        Consumer:    For the year ended December 31, 2005, revenue from residential customers increased by 0.8% to £1,520.0 million from £1,507.3 million during the same period in 2004. This increase is driven largely by growth in the number of broadband internet subscribers as well as the inclusion of additional revenue of £48.5 million from our subsidiary Virgin Net Limited following its acquisition in November 2004. These increases have been offset by lower telephony usage revenue as a result of a decline in the volume of minutes generated per customer and competitive pressure on pricing and higher promotional discounts as well as lower TV revenue due to lower ATV subscribers and lower premium channel revenue.

        Business:    For the year ended December 31, 2005, revenue from business customers decreased by 13.3% to £427.6 million from £493.0 million during the same period in 2004. This decrease reflects the loss of £44.1 million of wholesale revenue from Virgin Net Limited, which ceased to be a third party business customer as a consequence of its acquisition by us in November 2004, together with the conclusion of two wholesale customer contracts. Lower telephony access and usage revenues have been offset by growth in install, data product and project revenue.

Expenses

        Operating Costs.    For the year ended December 31, 2005, operating costs, including network expenses, decreased by 2.3% to £808.3 million from £827.7 million during the same period in 2004. Operating costs as a percentage of revenue increased slightly to 41.5% for the year ended December 31, 2005, from 41.4% for the same period in 2004 primarily because of a reduction in telephony interconnect costs driven by lower usage on low margin call types and lower television content costs offset by the impact of more installs in pre-wired homes where the cost to install is expensed and an increase in costs associated with network repair and maintenance.

        Selling, general and administrative expenses.    For the year ended December 31, 2005, selling, general and administrative expenses decreased by 3.8% to £483.0 million from £502.2 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue decreased to 24.8% for the year ended December 31, 2005, from 25.1% for the same period in 2004. Lower employee costs following the involuntary employee terminations at the end of 2004, maintenance costs savings through negotiated contracts, and reduced levels of set-top box repair and recycling costs have been partly offset by higher spend on marketing and communications together with increased allowances for doubtful accounts.

Other charges

        Other charges of £24.8 million in the year ended December 31, 2005 mainly relate to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated. Other charges of £23.8 million in the year ended December 31, 2004 related to restructuring charges incurred in connection with our call center consolidation program. Of the costs of £23.8 million incurred in connection with our call center consolidation program, £12.4 million relates to involuntary employee termination and related costs, £2.4 million relates to lease exit costs, and £9.0 million relates to other costs of the consolidation program, including recruitment and training of new employees at the new sites.

        The following table summaries the restructuring charges incurred and utilized in the year ended December 31, 2005 and 2004 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2003	£—	£38.8	£0.3	£—	£39.1
Released	—	—	—	—	—
Charged to expense	12.4	2.4	—	9.0	23.8
Utilized	(10.7)	(12.8)	(0.1)	(9.0)	(32.6)

Balance, December 31, 2004	1.7	28.4	0.2	—	30.3
Released	—	—	(0.2)	(0.4)	(0.6)
Charged to expense	0.8	24.2	—	0.4	25.4
Utilized	(2.5)	(7.3)	—	—	(9.8)

Balance, December 31, 2005	£—	£45.3	£—	£—	£45.3

Depreciation expense

        For the year ended December 31, 2005, depreciation expense decreased to £541.7 million from £594.9 million for the same period in 2004. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2004.

Amortization expense

        For the year ended December 31, 2005, amortization expense increased to £109.5 million from £104.2 million for the same period in 2004. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

        For the year ended December 31, 2005, interest expense decreased to £235.8 million from £271.0 million for the same period in 2004, primarily as a result of the interest saving offset by the accelerated amortization of deferred financing costs following the repayments totaling £723 million of our senior credit facility on February 4, 2005, June 14, 2005 and July 14, 2005, the redemption of the $100 million Floating Rate Senior Notes on July 15, 2005 and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest rate.

        We paid interest in cash of £216.8 million for the year ended December 31, 2005, and £298.5 million for the year ended December 31, 2004. The decrease in cash interest payments resulted from debt repayments and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest rate and rescheduled some interest payments.

Loss on extinguishment of debt

        For the year ended December 31, 2005, loss on extinguishment of debt was £2.0 million, and relates to the redemption of the $100 million Floating Rate Senior Notes due 2012 on July 15, 2005.

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

Foreign currency transaction gains (losses)

        For the year ended December 31, 2005, foreign currency transaction gains were £5.3 million as compared with losses of £24.4 million for 2004. The foreign currency transaction gains in the year ended December 31, 2005 include gains of £43.7 million on the forward rate contracts and collars taken out in December 2005 in connection with £1.8 billion of the expected cash purchase price of Telewest offset by losses on the revaluation of foreign currency denominated long term debt and related forward contracts. The losses for the year ended December 31, 2004 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized losses of £35.7 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since £477.2 million of our indebtedness is denominated in U.S. dollars and £259.1 million is denominated in euros.

Income tax expense

        For the year ended December 31, 2005, income tax expense was £18.8 million as compared with income tax expense of £5.0 million for the same period in 2004. The 2005 and 2004 expense is composed of (in millions):

	2005	2004
U.S. state and local income tax	£(1.3)	£1.3
Deferred U.S. income tax	18.7	3.6
Alternative minimum tax	1.4	0.1

Total	£18.8	£5.0

        In 2005, we paid £2.2 million of the alternative minimum tax. In 2004, we paid £0.1 million of the alternative minimum tax and £0.1 million of U.S. state and local tax expense for 2004. None of the remaining income tax expense is expected to be payable in the next year.

Minority interest expense

        The minority interest expense of £1.0 million for the year ended December 31, 2005 relates to the minority interest in the net assets of NTL (South Hertfordshire) Limited ("NTL South Herts"). No minority interest was recorded for the year ended December 31, 2004 since the cumulative losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts and there is no obligation on the part of the minority to make good such losses.

Loss from continuing operations

        For the year ended December 31, 2005, loss from continuing operations was £241.7 million compared with a loss of £509.4 million for the same period in 2004. The reduction in loss from continuing operations is primarily attributable to savings in interest expense, the reduction in the loss on extinguishment of debt, lower depreciation and foreign currency transaction gains compared with losses in 2004.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2005 was £2.83 and for the year ended December 31, 2004 was £5.84. Basic and diluted loss from continuing operations per share is computed using an average of 85.5 million shares issued in the year ended December 31, 2005 and an average of 87.2 million shares issued for the same period in 2004. Options to purchase 3.1 million shares at December 31, 2005 are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such options is anti-dilutive.

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

        Business:    For the year ended December 31, 2004, revenue from business customers decreased by 1.6% to £493.0 million from £500.9 million for 2003. This decrease is because of fewer customers, major installations and orders as we continued our strategy of focusing on a smaller but more profitable customer base. In addition, we have experienced lower telephony usage revenue per customer because of increased competition in the business telecommunications market, together with a move towards the use of mobile telephones rather than fixed lines. This decrease has been partly mitigated by higher revenue from wholesale call termination and higher revenue from wholesale internet access solutions provided to ISPs.

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

Liquidity and Capital Resources

        Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network and offer new services.

        We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures.

        Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash. For the year ended December 31, 2005, our cash increased by £610.0 million and this was principally because of the proceeds from the sale of our Broadcast and Irish operations partly offset by debt repayments and stock purchases.

        Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and, if required, drawdowns under our revolving credit facility, will be sufficient for our cash requirements through at least March 31, 2007. However, our cash requirements after March 31, 2007 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the Senior Notes or our senior credit facility from incurring additional indebtedness.

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

        At December 31, 2005, all of our defined benefit pension plans have projected benefit obligations exceeding plan assets totaling £47.5 million. We need to fund these deficits in accordance with the laws and regulations of the U.K., and our contribution levels are currently undergoing review. We expect to contribute a total of £2.2 million in 2006 but our pension contributions are subject to change based on the findings of this review.

Description of Outstanding Indebtedness

        The terms of the significant notes and credit facilities issued by our subsidiaries as at December 31, 2005 are summarized below.

Senior Credit Facility

  •
  The principal amount outstanding is £1,463.0 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars totaling £1,463.0 million and a revolving facility of £250 million. The term facility was fully drawn and £12.1 million of the revolving facility was used for guarantees at December 31, 2005.

  •
  Our senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At December 31, 2005, the effective average annual interest rate on the term facility was 6.90%. Interest is payable at least semi-annually.

  •
  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004. The voluntary prepayments of £500 million, £200 million and £23 million made on February 4, 2005, June 14, 2005 and July 14, 2005, respectively, reduced the scheduled repayments thereafter.

  •
  The senior credit facility is secured over most of our assets.

  •
  We are subject to financial maintenance tests under our senior credit facility, including a test of liquidity, coverage and leverage ratios applied to us and some of our subsidiaries. As at December 31, 2005, we were in compliance with these covenants.

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

  •
  Floating Rate Senior Notes due October 15, 2012—On July 15, 2005, we redeemed the $100 million Floating Rate Senior Notes in full.

        The agreements governing our indebtedness significantly and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

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

  •
  merge or consolidate or transfer all or substantially all of its assets; and enter into transactions with affiliates; and

  •
  enter into transactions with affiliates.

        In connection with the merger with Telewest, the above indebtedness will be refinanced. See "—Combination with Telewest—Senior Credit Facility and Bridge Facility."

Off-Balance Sheet Transactions

        As of December 31, 2005, we had no off-balance sheet transactions.

Derivative Instruments and Hedging Activities

        In the 2004 refinancing transaction, we incurred obligations in a combination of U.S. dollars, euros and pounds sterling at fixed and variable interest rates. As a result we are exposed to variability in our cash flows and earnings resulting from changes in foreign currency exchange rates and interest rates.

        We have entered into a number of derivative instruments with a number of counter-parties to manage our exposures to changes in interest rates and foreign currency exchange rates. The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. On October 2, 2005, we entered into an agreement with several financial institutions for new credit facilities in connection with the combination transaction with Telewest. As a result of this, we have discontinued the hedge designation of certain of our hedges.

        We are subject to currency exchange rate risks, because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2005, £477.2 million, or 20.9% of our long-term debt, was denominated in U.S. dollars and £259.1 million, or 11.4% of our long-term debt, was denominated in euros.

        We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2005, interest is determined on a variable basis on £1,502.7 million, or 65.9%, of our long-term debt. An increase in interest rates of 0.25% would increase our interest expense by approximately £3.8 million per year.

Interest rate swaps

        We have entered into a number of interest rate swaps to hedge the variability in future interest payments on our senior credit facility, which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The net settlement of £5.1 million under these interest rate swaps is included within interest expense for the year ended December 31, 2005.

        We have designated the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss). On September 30, 2005, we discontinued hedge designation on certain instruments that hedged interest payments on credit facilities that will be refinanced subsequent to that date. Changes in fair value of these instruments are recorded in gains on derivative instruments in the statement of operations.

Cross-currency interest rate swaps

        We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the 8.75% Senior Notes due 2014, interest payments on the U.S. dollar denominated senior credit facility and the pound sterling value of interest payments on the euro denominated senior credit facility. Under the cross-currency interest rate swaps we receive interest in U.S. dollars at a rate of 8.75%, and U.S. dollars and euros at a variable rate based on LIBOR, and we pay interest in pound sterling at a rate of 9.42%, and at a variable rate based on LIBOR. The net settlement of £4.3 million under the cross-currency interest rate swap is included within interest expense for the year ended December 31, 2005.

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

        As of December 31, 2005, we had outstanding foreign currency forward rate contracts to purchase the U.S. dollar equivalent of £1.8 billion, maturing in April 2006. These contracts hedge changes in the pound sterling value of the borrowed position of the cash purchase price of Telewest.

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

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of December 31, 2005, and the periods in which payments are due (in millions).

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-Term Debt Obligations	£2,241.8	£0.3	£212.1	£266.4	£1,763.0
Capital Lease Obligations	116.7	4.4	8.4	8.2	95.7
Operating Lease Obligations	328.9	42.5	72.9	56.5	157.0
Purchase Obligations	144.4	141.8	2.6	—	—

Total	£2,831.8	£189.0	£296.0	£331.1	£2,015.7

        The following table includes information about our commercial commitments as of December 31, 2005. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
Guarantees	£20.0	£12.2	£—	£—	£7.8
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	£20.0	£12.2	£—	£—	£7.8

        Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Statement of Cash Flows

        Cash flow information provided below includes continuing and discontinued operations.

Years ended December 31, 2005 and 2004

        For the year ended December 31, 2005, cash provided by operating activities increased to £325.6 million from £249.3 million for the year ended December 31, 2004. This increase was a result of an improvement in working capital compared with 2004 together with lower cash paid for interest. For the year ended December 31, 2005, cash paid for interest, exclusive of amounts capitalized, decreased to £216.8 million from £298.5 million during the same period in 2004. This decrease resulted from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

        For the year ended December 31, 2005, cash provided by investing activities was £1,172.8 million compared with cash used in investing activities of £291.0 million for the year ended December 31, 2004. The cash provided by investing activities in the year ended December 31, 2005 includes £1,229.0 million from the sale of our broadcast operations and £216.2 million from the sale of our Ireland operations. Purchases of fixed assets increased to £288.1 million for the year ended December 31, 2005 from £274.5 million for the same period in 2004.

        Cash used in financing activities for the year ended December 31, 2005 was £895.6 million compared with £382.3 million in the year ended December 31, 2004. The principal components of cash used in financing activities for the year ended December 31, 2005 were as follows:

  •
  £114.0 million relating to repurchases of our common stock in the open market in February and April 2005. On January 31, 2005 we announced that we intended to use up to £475 million of the proceeds from the sale of our broadcast operations to repurchase shares of our common stock;

  •
  repayments totaling £723.0 million on our senior credit facility on February 4, 2005, June 14, 2005 and July 14, 2005; and

  •
  the redemption of the Floating Rate Senior Notes on July 15, 2005.

        The principal components of the £382.3 million cash used in financing activities for the year ended December 31, 2004 relate to our 2004 refinancing transaction, as follows:

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

Years ended December 31, 2004 and 2003

        For the year ended December 31, 2004, cash provided by operating activities increased to £249.3 million from £202.3 million for the same period in 2003. This increase was a result of the improvement in operating results and lower interest payments. For the year ended December 31, 2004, cash paid for interest, exclusive of amounts capitalized, decreased to £298.5 million from £356.9 million during the same period in 2003. This decrease resulted from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

        For the year ended December 31, 2004, cash used in investing activities decreased to £291.0 million from £324.6 million for the same period in 2003. The decrease resulted primarily from the acquisition of the virgin.net ISP and the purchase of marketable securities, mitigated by a reduction in purchases of fixed assets and repayment of loans made to unconsolidated affiliates.

        Cash used in financing activities for the year ended December 31, 2004 was £382.3 million compared with cash provided by financing activities of £74.0 million in the year ended December 31, 2003. The principal components of the £382.3 million cash used in financing activities for the year ended December 31, 2004 relate to the 2004 refinancing. For the year ended December 31, 2003, cash provided by financing activities resulted primarily from the rights offering, from which we raised approximately £806.5 million after expenses and used the proceeds, together with cash on hand, to repay indebtedness.

Combination with Telewest

Senior Credit Facility and Bridge Facility

        In connection with the merger agreement with Telewest, we and NTLIH agreed to a commitment letter with several financial institutions who agreed to arrange and to underwrite the new credit facilities described below.

        The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving credit facility, for the purpose of (i) repaying in full our existing credit facilities, (ii) repaying in full the existing and second tier credit facilities of Telewest, and (iii) financing the ongoing working capital needs and general corporate requirements of the combined company, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to Neptune Bridge Borrower LLC, a wholly owned subsidiary of Telewest, for the purposes of (i) financing the cash consideration payable pursuant to the merger agreement and (ii) paying the related fees, costs and expenses in connection therewith. In addition, we and NTLIH agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

        The rate of interest payable under the new senior credit facilities and the revolving facilities is the aggregate, per annum, of (i) LIBOR, plus (ii) the applicable interest margin. The applicable interest margin shall be 1.625% per annum for a period of three months following the closing date for the merger with Telewest and thereafter, the applicable interest margin shall be dependent upon the net leverage ratio then in effect.

        Principal under the new senior credit facilities will be subject to repayments each six months, beginning September 30, 2007. The borrowers will also be required to repay principal under the new senior credit facilities, subject to certain exceptions, with excess cash flow and proceeds from disposals and debt and equity issuances.

        Prior to the maturity date of the bridge facilities, loans under the bridge facilities will bear interest at a rate per annum equal to (i) the three-month reserve-adjusted Gilt/LIBOR/EURIBOR plus (ii) an initial spread of 600 basis points (such spread being subject to quarterly increases of 50 basis points if the loans are not yet repaid). Notwithstanding the foregoing, the interest rate per annum payable shall not exceed (i) 12.5% in respect of loans under the bridge facilities denominated in U.K. pounds sterling and (ii) 11.5% in respect of loans under the bridge facilities denominated in Euro or U.S. dollars.

Offer for Virgin Mobile

        In connection with the potential offer to be made by us or one or more of our subsidiaries for 100% of the shares of Virgin Mobile, we intend to enter into a revised commitment letter with the financial institutions that are providing the financing for our acquisition of Telewest. The revised documentation will provide for an additional £475 million of borrowings. These additional borrowings, along with cash on hand, will be used to finance the offer for Virgin Mobile.

Hedging Activities

        In connection with the financing of our acquisition of Telewest, our lenders will require us under the new senior credit facilities to continue our hedging programs after the completion of the merger with Telewest. Specifically, the combined company will be required within six months of the closing date to fix the interest rate (whether through debt that is fixed rate, or through hedging) on not less than 66 2/3% of the total debt represented by its senior facilities and high yield notes, for a period of not less than three years from the closing date. Exchange rate hedging to sterling for a period of not less than three years will be required for 100% of all amounts, both principal and interest, denominated in Euro or U.S. dollars advanced under the new senior credit facilities. Exchange rate hedging to sterling will be required for 100% of coupon payments issued pursuant to a planned notes offering in connection with the refinancing of our and Telewest existing facilities, and our existing high yield debt, to the first call date for each such issue.

        In December 2005, we entered into foreign currency forward rate and collar contracts to purchase approximately $3.2 billion, in exchange for the forward sale of £1.8 billion, maturing in April 2006. These forward rate and collar contracts are designed to protect us against fluctuations in the U.S. dollar and U.K. pounds sterling exchange rates, because the consideration for the stock of Telewest under the merger agreement is payable in dollars, and the lenders' commitment under the bridge facility is in U.K. pounds sterling.

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

        Also, all of our revenues and a substantial portion of our operating costs are earned and paid in pound sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2005, £477.2 million, or 20.9% of our long-term debt, was denominated in U.S. dollars and £259.1 million, or 11.4%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See Note 10—Derivative Instruments and Hedging Activities and Management's Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities.

        The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of December 31, 2005 about our long-term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
								Fair Value December 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt including current portion
U.S. Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$442.0
Average interest rate						8.75%
Average forward exchange rate						0.56
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£386.3
Average interest rate						9.75%
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€237.9
Average interest rate						8.75%
Average forward exchange rate						0.76
Pounds Sterling
Variable Rate	—	—	£76.4	£135.3	£132.9	£199.4	£544.0	£544.0
Average interest rate	—	—	LIBOR plus 1.75%	LIBOR plus 1.75%	LIBOR plus 1.75%	LIBOR plus 1.75%
Pounds Sterling
Variable Rate	—	—	—	—	—	£585.0	£585.0	£585.0
Average interest rate						LIBOR plus 3.00%
Euros
Variable Rate	—	—	—	—	—	€151.0	€151.0	€151.0
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						0.74
US Dollars
Variable Rate	—	—	—	—	—	$395.2	$395.2	$395.2
Average interest rate						LIBOR plus 3.00%
Average forward exchange rate						0.57

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-103 of this annual report and are incorporated by reference. The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2005 and 2004 (in millions, except per share data):

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Income Statement Data:
Revenue	£497.8	£482.5	£482.7	£484.6
Operating income (loss)	13.0	6.4	(4.7)	(34.4)
Net income (loss)	455.8	73.5	(52.1)	(56.2)
Loss from continuing operations	(65.9)	(66.1)	(53.5)	(56.2)
Basic and diluted loss from continuing operations per share	£(0.76)	£(0.78)	£(0.63)	£(0.66)
	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
	(unaudited)
Income Statement Data:
Revenue	£495.7	£493.8	£498.5	£512.3
Operating loss	(11.0)	(22.6)	(8.8)	(10.1)
Net loss	(65.8)	(249.9)	(95.6)	(73.6)
Loss from continuing operations	(78.4)	(267.0)	(80.5)	(83.5)
Basic and diluted loss from continuing operations per share	£(0.90)	£(3.07)	£(0.92)	£(0.95)

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

  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report below.

(c)
Attestation Report of Independent Registered Public Accounting Firm

  The Board of Directors and Shareholders
  NTL Incorporated

  We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting", that NTL Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NTL Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that NTL Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NTL Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of NTL Incorporated and our report dated February 28, 2006, expressed an unqualified opinion thereon.

  Ernst & Young LLP
  London, England
  February 28, 2006

(d)
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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)
Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index on page 78.

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
2.2
Agreement and Plan of Merger, dated as of March 26, 1999, by and among NTL Incorporated (now NTL (Delaware), Inc.), NTL Communications Corp. (now NTL Incorporated) and NTL Mergerco, Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to The Registration Statement on Form S-3/A filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3
Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Annex A to the Proxy Statement filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.4
Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among NTL Incorporated and the shareholders of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.5
Restated Transaction Agreement, dated as of July 26, 1999, by and among Bell Atlantic Corporation, Cable and Wireless PLC, Cable & Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.6
Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of NTL Incorporated's Registration Statement on Form S-1, filed on February 12, 2003 as amended on June 28, 2003 (File No. 333-103135)
2.7
Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.8
Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2004 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.9
Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)

2.10
Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.11
Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K filed on February 3, 2005, File No. 000-22616)
2.12
Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, dated as of May 9, 2005, among ntl Group Limited, ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 10, 2005, File No. 000-22616).
2.13
Deed of Tax Covenant relating to ntl Communications (Ireland) Limited, ntl Irish Networks Limited and their subsidiaries, dated as of May 9, 2005, among ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q filed on May 10, 2005, File No. 000-22616).
2.14
Asset Transfer Agreement, dated as of May 9, 2005, between ntl Group Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q filed on May 10, 2005, File No. 000-22616).
2.15
Amended and Restated Agreement and Plan of Merger dated as of December 14, 2005 among Telewest Global, Inc., NTL Incorporated, Neptune Bridge Borrower LLC and, for certain limited purposes, Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 15, 2005, File No. 000-22616)
2.16
Commitment Letter dated as of December 14, 2005 among NTL Incorporated, NTL Investment Holdings Limited, each of Deutsche Bank AG, London Branch, J.P. Morgan plc, The Royal Bank of Scotland plc and Goldman Sachs International (as mandated lead arrangers) and each of Deutsche Bank AG, London Branch, JPMorgan Chase Bank, National Association, The Royal Bank of Scotland plc, and Goldman Sachs Credit Partners L.P. (as underwriters) (together with Appendices thereto) (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on December 15, 2005, File No. 000-22616)
3.1
Amended and Restated Certificate of Incorporation of NTL Communications Corp. (now NTL Incorporated) (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed on January 10, 2003, File No. 000-22616)
3.2	Amended and Restated By-Laws of NTL Incorporated (as of November 4, 2004), (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 10, 2004, File No. 00022616)
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

4.13
Exchange and Registration Rights Agreement, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Initial Purchasers listed in the signature pages thereto (Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on March 16, 2005, File No. 000-22616).
4.14	Form of Senior Exchange Note (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on August 9, 2005, File No. 000-22616).
4.15
Amendment to Rights Agreement dated as of December 14, 2005 between NTL Incorporated and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of NTL Incorporated's Form 8-A/A as filed with the U.S. Securities and Exchange Commission on December 15, 2005, File No. 000-22616) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 15, 2005, File No. 000-22616)
10.1
Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and its affiliates, and NTL Incorporated (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.2
Demerger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by NTL Incorporated on January 10, 2003, File No. 000-22616)
10.3
Form of 2003 Stock Option Plan of NTL Incorporated (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)
10.4	Summary Terms of NTL Group 2003 Bonus Scheme (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.5
Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM U.K. Limited (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report on Form 10-K, filed by NTL Incorporated on April 16, 2002, File No. 0-30673)
10.6
Amendment, dated as of April 5, 2002 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.10 to the 2001 Annual Report on Form 10-K filed by NTL Incorporated on April 16, 2001, File No. 0-30673)
10.7
Amendment, dated as of September 30, 2003 to Framework Agreement for the Provision of IT Outsourcing Services, dated as of May 23, 2001, by and among NTL Group Limited, IBM U.K. Limited and IBM U.K. Financial Services Limited (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 filed on October 31, 2003, File No. 333-109194)
10.8
Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Howard Kalika (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.9
Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Richard Martin (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)

10.10
Employment Agreement, dated as of March 4, 2003 between NTL Incorporated and Scott Schubert (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.11
Employment Agreement, dated as of September 17, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.12
Restricted Stock Agreement, dated as of March 28, 2003 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.13
Form of Director and Officer Indemnity Agreement and a schedule of persons to whom the agreement has been provided (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on September 26, 2003, File No. 333-109194)
10.14
Amended and Restated Employment Agreement, dated as of May 6, 2004, between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-22616)
10.15
Employment Agreement, dated as of May 28, 2004, between NTL Incorporated and Bryan Hall (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-22616)
10.16
Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to NTL Incorporated's Quarterly Report on Form 10-Q filed on November 9, 2004, File No. 000-22616)
10.17
Letter Agreement, dated as of September 6, 2004, between NTL Incorporated and Scott Schubert (Incorporated by reference to Exhibit 10.2 to NTL Incorporated's Quarterly Report on Form 10-Q filed on November 9, 2004, File No. 000-22616)
10.18
Confirmation of Amendment of Employment Agreement dated as of March 4, 2003, dated as of December 22, 2004, between NTL Incorporated and Richard Martin (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 16, 2005, File No. 000-22616)
10.19	Rules of Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on March 16, 2005, File No. 000-22616)
10.20	Amended and Restated NTL 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement filed on April 8, 2004, File No. 000-22616)
10.21	NTL Group 2004 Bonus Scheme (Incorporated by reference to Appendix B to the Proxy Statement filed on April 8, 2004, File No. 000-22616)
10.22	NTL Incorporated Sharesave Plan (Incorporated by reference to Appendix C to the Proxy Statement filed on April 8, 2004, File No. 000-22616)

10.23
£2,425,000,000 Senior Facilities Agreement between NTL Incorporated, NTL Investment Holdings Limited, Credit Suisse First Boston, Deutsche Bank AG London, Goldman Sachs International, Morgan Stanley Dean Witter Bank Limited, BNP Paribas, Citibank N.A. London, Crédit Lyonnais, Fortis Bank S.A./N.V., GE Capital Structured Finance Group Limited, HSBC Bank PLC, and Société Générale, as Mandated Lead Arrangers, Credit Suisse First Boston, as Facility Agent and Security Trustee, GE Capital Structured Finance Group Limited, as Administrative Agent, and the other Lenders parties thereto, dated as of April 13, 2004 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 20, 2004, File No. 000-22616)
10.24
High Yield Intercreditor Deed among NTL Cable PLC as Issuer, NTL Investment Holdings Limited as Borrower and as High Yield Guarantor, Credit Suisse First Boston as Facility Agent and Bank Group Security Trustee, The Bank of New York as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on April 20, 2004, File No. 000-22616)
10.25
Restricted Stock Agreement, dated as of May 6, 2004 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 16, 2005, File No. 000-22616)
10.26	NTL Group 2005 Bonus Scheme (Incorporated by reference to Appendix B to the Proxy Statement filed on April 5, 2005, File No. 000-22616)
10.27
Service Agreement between ntl Group Limited and Neil Berkett, dated as of August 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2005, File No. 000-22616).
10.28	Form of Non-Qualified Stock Option Notice (to be used for Mr. Gale) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2005, File No. 000-22616).
10.29	Form of Incentive Stock Option Notice (to be used for Mr. Hall) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 4, 2005, File No. 000-22616).
10.30	Form of Restricted Stock Unit Agreement (to be used for Mr. Gale and Mr. Hall) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 4, 2005, File No. 000-22616).
10.31
Employment Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Stephen A. Burch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2005, File No. 000-22616).
10.32
Amendment to Nonqualified Stock Option Agreement, dated as of December 17, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2005, File No. 000-22616).
10.33
Letter Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 21, 2005, File No. 000-22616).
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 11, 2004, File No. 000-22616)

21.1	List of subsidiaries of the registrant (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K/A filed on September 8, 2005, File No. 000-22616)
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2006

NTL INCORPORATED
By:	/s/ STEPHEN A. BURCH Stephen A. Burch Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN A. BURCH Stephen A. Burch	Chief Executive Officer	February 28, 2006
/s/ JACQUES KERREST Jacques Kerrest	Chief Financial Officer	February 28, 2006
/s/ ROBERT C. GALE Robert C. Gale	Vice President—Controller	February 28, 2006
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	February 28, 2006
/s/ SIMON P. DUFFY Simon P. Duffy	Director	February 28, 2006
/s/ EDWIN M. BANKS Edwin M. Banks	Director	February 28, 2006
/s/ DAVID ELSTEIN David Elstein	Director	February 28, 2006

/s/ WILLIAM R. HUFF William R. Huff	Director	February 28, 2006
/s/ JAMES F. MOONEY James F. Mooney	Director	February 28, 2006
/s/ GEORGE R. ZOFFINGER George R. Zoffinger	Director	February 28, 2006
/s/ CHARLES GALLAGHER Charles Gallagher	Director	February 28, 2006

FORM 10K—Item 15(a)(1) and (2)

NTL INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Operations—Years ended December 31, 2005, 2004 and 2003 and January 1, 2003
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003 and January 1, 2003
Consolidated Statement of Shareholders' Equity (Deficit)—Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 15(d):
Schedule I—Condensed Financial Information of Registrant
Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.
The following consolidated financial statements of NTL Investment Holdings Limited and Subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Operations—Years ended December 31, 2005, 2004 and 2003 and January 1, 2003
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003 and January 1, 2003
Consolidated Statement of Shareholders' Equity (Deficit)—Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
The following consolidated financial statement schedules of NTL Investment Holdings Limited and Subsidiaries are included in Item 15(d):
Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NTL Incorporated

        We have audited the accompanying consolidated balance sheets of NTL Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at item 15(d). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NTL Incorporated's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP
London, England
February 28, 2006

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	£735.2	£125.2
Restricted cash	3.4	15.8
Marketable securities	96.9	11.6
Accounts receivable—trade, less allowance for doubtful accounts of £41.7 (2005) and £43.4 (2004)	191.8	207.3
Prepaid expenses and other current assets	112.4	47.8
Current assets held for sale	—	50.3

Total current assets	1,139.7	458.0
Fixed assets, net	3,294.9	3,531.6
Reorganization value in excess of amounts allocable to identifiable assets	193.0	200.7
Customer lists, net	247.6	354.0
Other intangible assets, net	2.4	5.5
Investments in and loans to affiliates, net	—	0.7
Other assets, net of accumulated amortization of £32.2 (2005) and £8.0 (2004)	110.9	123.4
Other assets held for sale	—	819.4

Total assets	£4,988.5	£5,493.3

See accompanying notes.

	December 31,
	2005	2004
Liabilities and shareholders' equity
Current liabilities
Accounts payable	£176.9	£114.0
Accrued expenses and other current liabilities	291.1	300.1
Interest payable	37.8	51.9
Deferred revenue	103.2	109.5
Current liabilities of discontinued operations	—	108.4
Current portion of long-term debt	0.8	60.9

Total current liabilities	609.8	744.8
Long-term debt, net of current portion	2,279.2	2,952.6
Deferred revenue and other long-term liabilities	134.3	217.2
Deferred income taxes	9.2	—
Long-term liabilities of discontinued operations	—	4.2
Minority interest	1.0	—
Commitments and contingent liabilities

Total liabilities	3,033.5	3,918.8

Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2005 and 2004) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2005 and 2004) shares; issued 88.4 (2005) and 87.7 (2004) and outstanding 85.2 (2005) and 87.7 (2004) shares	0.5	0.5
Additional paid-in capital	2,687.0	2,670.0
Treasury stock	(114.0)	—
Unearned stock-based compensation	(15.3)	(17.0)
Accumulated other comprehensive income (loss)	45.5	(9.3)
Accumulated deficit	(648.7)	(1,069.7)

Total shareholders' equity	1,955.0	1,574.5

Total liabilities and shareholders' equity	£4,988.5	£5,493.3

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenue	£1,947.6	£2,000.3	£1,887.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(808.3)	(827.7)	(788.9)
Selling, general and administrative expenses	(483.0)	(502.2)	(500.8)
Other charges	(24.8)	(23.8)	(22.3)
Depreciation	(541.7)	(594.9)	(666.9)
Amortization	(109.5)	(104.2)	(102.9)

	(1,967.3)	(2,052.8)	(2,081.8)

Operating loss	(19.7)	(52.5)	(194.4)
Other income (expense)
Interest income and other, net	29.4	5.8	10.2
Interest expense	(235.8)	(271.0)	(456.5)
Loss on extinguishment of debt	(2.0)	(162.2)	—
Share of (losses) income from equity investments	—	(0.1)	1.1
Gains on derivative instruments	0.9	—	—
Foreign currency transaction gains (losses)	5.3	(24.4)	33.0

Loss from continuing operations before income taxes and minority interest	(221.9)	(504.4)	(606.6)
Income tax expense	(18.8)	(5.0)	(0.1)
Minority interest expense	(1.0)	—	—

Loss from continuing operations	(241.7)	(509.4)	(606.7)

Discontinued operations
Income from discontinued operations before income taxes	5.7	25.2	21.9
Income tax expense	(0.2)	(0.7)	—
Gain on disposal, net of tax	657.2	—	—

Income from discontinued operations	662.7	24.5	21.9

Net income (loss)	£421.0	£(484.9)	£(584.8)

Basic and diluted loss from continuing operations per common share	£(2.83)	£(5.84)	£(9.60)

Basic and diluted income from discontinued operations per common share	£7.75	£0.28	£0.35

Basic and diluted net income (loss) per common share	£4.92	£(5.56)	£(9.25)

Average number of shares outstanding	85.5	87.2	63.2

See accompanying notes.

January 1, 2003
Predecessor Company
Gain on debt discharge	£5,251.1
Fresh-start adoption—intangible assets	525.9
Fresh-start adoption—long-term debt	137.5
Fresh-start adoption—deferred tax liability	16.8
Fresh-start adoption—accrued expenses	(74.8)
Fresh-start adoption—fixed assets	(2,195.7)
Recapitalization expense	(5.0)

Income from continuing operations	3,655.8

Fresh-start adoption—intangible assets	419.5
Fresh-start adoption—deferred tax liability	(59.4)
Fresh-start adoption—fixed assets	210.7

Income from discontinued operations	570.8

Net income	£4,226.6

Pro forma basic and diluted income from continuing operations per common share	£61.44

Pro forma basic and diluted net income per common share	£71.04

Pro forma average number of shares outstanding	59.5

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	£421.0	£(484.9)	£(584.8)
Income from discontinued operations	(662.7)	(24.5)	(21.9)

Loss from continuing operations	(241.7)	(509.4)	(606.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	651.2	699.1	769.8
Non-cash compensation	9.8	14.3	7.6
Share of income from equity investments	—	0.1	1.1
Deferred income taxes	20.8	4.0	(6.7)
Loss on extinguishment of debt	2.0	162.2	—
Amortization of original issue discount and deferred finance costs	24.2	9.4	83.4
Minority interest expense	1.0	—	—
Other	—	—	0.1
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Marketable securities	(79.3)	(12.1)	3.2
Accounts receivable	15.5	(15.8)	23.1
Prepaid expenses and other current assets	(13.3)	4.1	(11.9)
Other assets	(1.0)	7.4	—
Accounts payable	45.5	(28.5)	(25.5)
Accrued expenses and other current liabilities	(26.7)	(53.5)	(48.9)
Deferred revenue and other long-term liabilities	(82.4)	(32.0)	13.7

Net cash provided by operating activities	325.6	249.3	202.3

Investing activities
Purchase of fixed assets	(288.1)	(274.5)	(327.9)
Investments in and loans to affiliates	0.7	1.0	3.3
Proceeds from sale of assets	2.6	1.3	—
Acquisitions, net of cash acquired	—	(18.8)	—
Decrease in restricted cash	12.4	—	—
Proceeds from the sale of broadcast operations, net	1,229.0	—	—
Proceeds from the sale of Ireland operations, net	216.2	—	—

Net cash provided by (used in) investing activities	1,172.8	(291.0)	(324.6)

See accompanying notes.

	Year ended December 31,
	2005	2004	2003
Financing activities
Proceeds from borrowings, net of financing costs	£—	£2,902.0	£—
Net proceeds from rights offering	—	—	806.5
Proceeds from employee stock options	5.0	4.4	1.9
Purchase of stock	(114.0)	—	—
Principal payments on long-term debt	(786.6)	(3,288.7)	(734.4)

Net cash (used in) provided by financing activities	(895.6)	(382.3)	74.0

Cash flow from discontinued operations
Net cash (used) provided by operating activities	(14.3)	127.5	128.3
Net cash used in investing activities	(4.1)	(21.1)	(23.3)

Net cash (used) provided by discontinued operations	(18.4)	106.4	105.0

Effect of exchange rate changes on cash and cash equivalents	25.6	(3.3)	(8.7)
Increase (decrease) in cash and cash equivalents	610.0	(320.9)	48.0
Cash and cash equivalents at beginning of year	125.2	446.1	398.1

Cash and cash equivalents at end of year	£735.2	£125.2	£446.1

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£216.8	£298.5	£356.9
Income taxes paid	2.2	0.2	—
January 1 2003
Predecessor Company
Net cash used in operating activities	£(29.1)
Investing activities
Decrease in other assets	101.2

Net cash provided by investing activities	101.2

Financing activities
Proceeds from borrowings, net of financing costs	246.2
Principal payments	(232.1)

Net cash provided by financing activities	14.1

Increase in cash and cash equivalents	86.2
Cash and cash equivalents, beginning of period	311.9

Cash and cash equivalents, end of period	£398.1

See accompanying notes.

NTL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(in millions)

	Series Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
					Additional Paid-In Capital	Unearned Stock-Based Compensation	Treasury Stock
	Shares	Par	Shares	Par
Balance, December 31, 2002	—	£—	—	£—	£9,249.3	£—	£—
Comprehensive income:
Net income January 1, 2003	—	—	—	—	—	—	—
Issuance of common stock	—	—	50.5	0.3	659.9	—	—
Fresh-start adoption—other	—	—	—	—	(8,093.4)	—	—

Reorganized company
Balance, January 1, 2003	—	£—	50.5	£0.3	£1,815.8	£—	£—
Issuance of shares into escrow	—	—	0.1	—	1.4	(1.4)	—
Issuance of restricted stock	—	—	0.2	—	1.1	(1.1)	—
Issuance of shares as payment of bonus	—	—	—	—	0.2	—	—
Exercise of stock options	—	—	0.2	—	1.9	—	—
Stock options at fair value	—	—	—	—	15.0	(15.0)	—
Escrow shares amortized to operations	—	—	—	—	—	1.4	—
Restricted stock amortized to operations	—	—	—	—	—	0.6	—
Stock options amortized to operations	—	—	—	—	—	6.6	—
Net proceeds from rights offering	—	—	35.9	0.2	806.3	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	—

Balance, December 31, 2003	—	£—	86.9	£0.5	£2,641.7	£(8.9)	£—
Exercise of stock options	—	—	0.7	—	4.4	—	—
Stock option grants at fair value	—	—	—	—	16.5	(16.5)	—
Repurchase of restricted stock	—	—	—	—	(1.0)	—	—
Issuance of restricted stock	—	—	0.1	—	2.4	(2.4)	—
Issuance of shares	—	—	—	—	2.2	(2.2)	—
Performance related bonus plans	—	—	—	—	3.8	(1.4)	—
Restricted stock amortized to operations	—	—	—	—	—	1.7	—
Issuance of stock amortized to operations	—	—	—	—	—	2.1	—
Stock options amortized to operations	—	—	—	—	—	10.0	—
Performance related stock awards amortized to operations	—	—	—	—	—	0.6	—
Comprehensive loss:
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—
Net unrealized losses on derivative instruments	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	—

Balance, December 31, 2004	—	£—	87.7	£0.5	£2,670.0	£(17.0)	£—
Exercise of stock options and tax effect	—	—	0.7	—	8.9	—	—
Stock option grants at fair value	—	—	—	—	8.1	(8.1)	—
Purchase of shares	—	—	—	—	—	—	(114.0)
Restricted stock amortized to operations	—	—	—	—	—	0.8	—
Issuance of stock amortized to operations	—	—	—	—	—	0.1	—
Stock options amortized to operations	—	—	—	—	—	8.2	—
Performance related stock awards amortized to operations	—	—	—	—	—	0.7	—
Comprehensive income:
Net income for the year ended December 31, 2005	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—
Net unrealized gains on derivatives	—	—	—	—	—	—	—
Pension liability adjustment	—	—	—	—	—	—	—

Balance, December 31, 2005	—	£—	88.4	£0.5	£2,687.0	£(15.3)	£(114.0)

See accompanying notes.

		Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized (Losses) Gains on Derivatives	Accumulated (Deficit)	Total
Balance, December 31, 2002		£135.6	£(64.4)	£—	£(12,539.4)	£(3,218.9)
Comprehensive income:
Net income January 1, 2003	£4,226.6	—	—	—	4,226.6	4,226.6

Issuance of common stock		—	—	—	—	660.2
Fresh-start adoption—other		(135.6)	64.4	—	8,312.8	148.2

Reorganized company
Balance, January 1, 2003		—	—	—	—	1,816.1
Issuance of shares into escrow		—	—	—	—	—
Issuance of restricted stock		—	—	—	—	—
Issuance of shares as payment of bonus		—	—	—	—	0.2
Exercise of stock options		—	—	—	—	1.9
Stock options at fair value		—	—	—	—	—
Escrow shares amortized to operations		—	—	—	—	1.4
Restricted stock amortized to operations		—	—	—	—	0.6
Stock options amortized to operations		—	—	—	—	6.6
Net proceeds from rights offering		—	—	—	—	806.5
Comprehensive loss:
Net loss for the year ended December 31, 2003	£(584.8)	—	—	—	(584.8)	(584.8)
Currency translation adjustment	20.5	20.5	—	—	—	20.5
Pension liability adjustment	(0.4)	—	(0.4)	—	—	(0.4)

Total	£(564.7)

Balance, December 31, 2003		20.5	(0.4)	—	(584.8)	2,068.6
Exercise of stock options		—	—	—	—	4.4
Stock option grants at fair value		—	—	—	—	—
Repurchase of restricted stock		—	—	—	—	(1.0)
Issuance of restricted stock		—	—	—	—	—
Issuance of shares		—	—	—	—	—
Performance related bonus plans		—	—	—	—	2.4
Restricted stock amortized to operations		—	—	—	—	1.7
Issuance of stock amortized to operations		—	—	—	—	2.1
Stock options amortized to operations		—	—	—	—	10.0
Performance related stock awards amortized to operations		—	—	—	—	0.6
Comprehensive loss:
Net loss for the year ended December 31, 2004	£(484.9)	—	—	—	(484.9)	(484.9)
Currency translation adjustment	(3.7)	(3.7)	—	—	—	(3.7)
Net unrealized losses on derivative instruments	(24.0)	—	—	(24.0)	—	(24.0)
Pension liability adjustment	(1.7)	—	(1.7)	—	—	(1.7)

Total	£(514.3)

Balance, December 31, 2004		16.8	(2.1)	(24.0)	(1,069.7)	1,574.5
Exercise of stock options		—	—	—	—	8.9
Stock option grants at fair value		—	—	—	—	—
Purchase of shares		—	—	—	—	(114.0)
Restricted stock amortized to operations		—	—	—	—	0.8
Issuance of stock amortized to operations		—	—	—	—	0.1
Stock options amortized to operations		—	—	—	—	8.2
Performance related stock awards amortized to operations		—	—	—	—	0.7
Comprehensive income:
Net income for the year ended December 31, 2005	£421.0	—	—	—	421.0	421.0
Currency translation adjustment	47.7	47.7	—	—	—	47.7
Net unrealized gains on derivative instruments	23.2	—	—	23.2	—	23.2
Pension liability adjustment	(16.1)	—	(16.1)	—	—	(16.1)

Total	£475.8

Balance, December 31, 2005		£64.5	£(18.2)	£(0.8)	£(648.7)	£1,955.0

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

        In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, or CWC (the operations acquired from CWC are called ConsumerCo), and was similarly accomplished through a merger. The stockholders of NTL (Delaware), Inc. became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company, and the Company remained a subsidiary of NTL (Delaware), Inc., referred to in this annual report as NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to the Company.

        On January 10, 2003, the Company emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. Pursuant to the plan of reorganization, which is referred to as the Plan, the Company's former parent, NTL Europe, Inc., and its subsidiaries and affiliates were split into two separate groups, with the Company and NTL Europe each emerging as independent public companies. The Company was renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL Europe and some of its subsidiaries, including the Company, were cancelled. The Company issued shares of its common stock and Series A warrants and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders. As a result, the Company is no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV, Inc..

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

        The Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, the Company's consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). In addition, the Company adopted fresh-start reporting as of January 1, 2003 upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7.

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

        On December 1, 2004, the Company reached an agreement for the sale of its broadcast operations. The sale completed on January 31, 2005. As of December 31, 2004, the broadcast operations are accounted for as a discontinued operation and the assets and liabilities of the broadcast operations are reclassified as assets held-for-sale and the liabilities of discontinued operations, respectively, and broadcast's results of operations have been removed from the Company's results of continuing operations for all periods presented in this Annual Report. The results of operations of broadcast have been excluded from the components of "Loss from Continuing Operations" and shown under the caption "Income from Discontinued Operations" in the Statements of Operations.

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, the Company's pension expense and pension funding requirements, amounts to be paid under the Company's employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of the Company's network and facilities, long-lived assets, certain other intangible assets and the computation of the Company's income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of December 31, 2005 and 2004.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company's interest is greater than 50%. Intercompany accounts and transactions have been eliminated on consolidation.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

        The functional currency of the Company is the pound sterling. Exchange gains and losses on translation of the Company's net equity investments in subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short-term highly liquid investments purchased with an original maturity of three months or less. Cash equivalents were £nil and £23.9 million at December 31, 2005 and 2004, respectively. Cash equivalents at December 31, 2004 consisted primarily of bank term deposits and corporate commercial paper, all of which were denominated in U.S. dollars.

        Restricted cash balances of £3.4 million and £15.8 million as at December 31, 2005 and 2004, respectively represent cash balances collateralized against performance bonds given on behalf of the Company.

Trade Receivables

        The Company's trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts is £41.7 million at December 31, 2005 and £43.4 million at December 31, 2004.

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its Business customers' financial condition and generally does not require collateral. At December 31, 2005, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Fixed Assets

        Fixed assets, net totaled £3,294.9 million and £3,531.6 million, representing 66.0% and 64.3% of total assets at December 31, 2005 and 2004, respectively.

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

Intangible Assets

        Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which the Company expects to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over the period in which the Company expects to derive benefits, which is principally three to five years.

        In addition, the Company's total reorganization value exceeded the amounts allocable to identifiable assets resulting in a new indefinite-lived intangible asset as a consequence of applying fresh-start reporting on January 1, 2003. This amount is not amortized but is reviewed annually (or more frequently under certain conditions) for impairment in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).

Asset Retirement Obligations

        The Company accrues for the liability in respect of dilapidation on its leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases (FAS 13).

Impairment of Long-Lived Assets

        In accordance with FASB Statement No. 144, Impairment of Long-Lived Assets (FAS 144), long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

        As of December 31, 2005, the Company reviewed its long-lived assets for impairment and determined that there was no impairment of the Company's long-lived assets as of December 31, 2005.

Deferred Financing Costs

        Deferred financing costs of £57.1 million and £77.1 million as of December 31, 2005 and 2004, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method.

Restructuring Costs

        As of January 1, 2003, the Company adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

        Prior to 2003, the Company recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure is given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

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

  •
  Installation revenues.    The Company applies the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that the Company markets and maintains a unified fiber network through which the Company provides all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

  •
  Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Advertising Expense

        The Company charges the cost of advertising to expense as incurred. Advertising costs were £51.1 million, £42.9 million and £35.8 million in 2005, 2004 and 2003, respectively.

Stock-Based Compensation

        The Company has a number of stock-based employee compensation plans, described more fully in Note 12. The Company accounts for these plans using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).

        Pursuant to the NTL Group Bonus Schemes, participants are eligible to receive a bonus payment equal to a percentage of their base salary as determined by their level of employment based upon the attainment of performance targets. Bonus payments are made in two installments. Half of the bonus owing to various participants is payable in cash and the other half may, at the Company's discretion, be paid in shares of the Company's common stock. These Bonus Schemes are accounted for as stock-based compensation using the fair value recognition provisions of FAS 123.

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). FAS 123R differs from FAS 123, by requiring all entities to measure liabilities incurred in stock based payment transactions at fair value and to estimate the number of instruments for which the requisite service period is expected to be rendered rather than accounting for forfeitures as they occur. Under FAS 123R, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification, as opposed to measuring the effects of a modification as the difference between the fair value of the modified awarded at the date it is granted and the awards value immediately before the modification. FAS 123R also clarifies and expands current guidance under FAS 123 including the measurement of fair value, classifying an award as either equity or as a liability and attributing compensation cost to reporting periods. FAS 123R amends FAS 95 requiring that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

        FAS 123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to reflect compensation cost calculated under FAS 123 for pro forma amounts disclosure. The Company adopted FAS 123R on January 1, 2006 and elected to use the modified prospective method, therefore, prior period results were not restated. The adoption of FAS 123R on January 1, 2006 is not expected to have a material impact.

Pensions

        The Company accounts for its defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions (FAS 87) and the disclosure rules under FASB Statement No. 132 (revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106 (FAS 132R). Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements.

        The fair value of the Company's pension plans' assets increased from £193.3 million at December 31, 2004 to £286.5 million at December 31, 2005. The Company contributed £59.8 million in cash to its defined benefit pension plans in 2005.

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

        When calculating pension expense for 2005, the Company assumed that its plans' assets would generate a long-term rate of return of approximately 7.1%. This rate is lower than the assumed rates of between 7.4% and 7.9% used to calculate the 2004 expense. The Company determines its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on its goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

        The Company discounted its future pension obligations using a rate of 4.8% at December 31, 2005 and rates of between 4.8% and 5.3% for 2004. The Company determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced.

        At December 31, 2005, the Company has unrecognized actuarial losses of £27.6 million. These losses will be recognized as a component of pension expense in future years.

        Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company's pension plans will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Derivative Financial Instruments

        The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain of the Company's indebtedness accrues interest at variable rates, it has exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, a substantial portion of the Company's revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, euros, but it pays interest and principal obligations on some of its indebtedness in U.S. dollars. As a result, the Company has exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of its indebtedness.

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

Software Development Costs

        The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. The Company has not sold, leased or licensed software developed for internal use to its customers and the Company has no intention of doing so in the future.

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

Loss from Continuing Operations Per Share and Net Income (Loss) Per Share

        Basic and diluted loss from continuing operations per share and net income (loss) per share are computed by dividing the loss from continuing operations and net income (loss), respectively, by the average number of shares outstanding during the years ended December 31, 2005, 2004 and 2003. Options to purchase 3.1 million shares at December 31, 2005 are excluded from the calculation of diluted net loss from continuing operations per share, since the inclusion of such options is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Year ended December 31,
	2005	2004	2003
Number of shares outstanding at start of period(1)	87.6	86.8	50.5
Issues of common stock	0.5	0.4	3.7
Adjustment for the effect of the rights offering	—	—	9.0
Repurchase of stock	(2.6)	—	—

Average number of shares outstanding	85.5	87.2	63.2

(1)
Excludes 0.1 million shares of restricted stock

        The effect of the rights offering in November 2003 caused the average number of shares outstanding at January 1, 2003 to increase by 9.0 million shares.

3.     Recent Accounting Pronouncements

        In June 2005, the FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive's adoption into law by the applicable EU-member country. As at December 31, 2005, the UK had not adopted the law. Management intends to evaluate the impact of this law on the Company's results of operations or financial position as and when legislation is adopted in the UK.

4.     Discontinued Operations

        Broadcast—On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. Accordingly, as of December 31, 2004, the Company has accounted for the broadcast operations as discontinued operations. The assets and liabilities of the broadcast operations as at December 31, 2004 have been reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations of the broadcast operations have been removed from the Company's results of continuing operations and cash flows for all periods presented in this Annual Report. Revenue of the broadcast operations, reported in discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was £21.4 million, £277.8 million and £268.6 million, respectively. Broadcast's pre-tax income, reported within discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was £3.2 million, £11.2 million and £20.9 million, respectively. Prior year financial statements for 2003 have been restated to present the broadcast operations as discontinued operations. Subsequent to the completion of the transaction, the Company continues to provide circuit rental services to its former broadcast operations.

        Ireland—On May 9, 2005, the Company sold its operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, the Company has restated its financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 to account for the Ireland operations as a discontinued operation. The assets and liabilities of the Ireland operations as at December 31, 2004 have been reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations and cash flows of the Ireland operations have been removed from the Company's results of continuing operations and cash flows for all periods presented in this Annual Report. Revenue of the Ireland operations, reported in discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was £25.6 million, £72.6 million and £72.5 million, respectively. Ireland's pre-tax income, reported within discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was £2.5 million, £14.0 million and £1.0 million respectively.

        The assets and liabilities of the broadcast and Ireland operations reported as assets held-for-sale and liabilities of discontinued operations, respectively at December 31, 2004, include (in millions):

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

£4.2

5.     Acquisitions and Disposals

        In November 2004, the Company acquired Virgin Media Group's remaining ownership interests in Virgin Net Limited together with the remaining interests held by existing and former management for £23.9 million. The acquisition increased the Company's ownership in Virgin Net Limited from 49% to 100%. Virgin Net Limited provides internet services through the virgin.net ISP.

        On January 31, 2005, the Company sold its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Upon the sale, the Company recorded a gain on disposal of £520.2 million.

        On May 9, 2005, the Company sold its telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley. Upon the sale, the Company recorded a gain on disposal of £137.0 million, net of tax of £8.5 million.

        On October 2, 2005, the Company entered into an original merger agreement with Telewest Global, Inc., or Telewest, and Merger Sub Inc., a wholly owned subsidiary. On December 14, 2005, the

Company and Telewest amended and restated the original merger agreement, which is referred to herein as the merger agreement. Under the merger agreement, Telewest will effect a change of name from "Telewest Global, Inc." to "NTL Incorporated" and will reclassify each share of Telewest common stock issued and outstanding immediately prior to the effective time of the reclassification into (i) 0.2875 shares of Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock, and (ii) one share of Telewest Class B Redeemable Common stock, or Telewest redeemable common stock. At the effective time of the merger, (i) each share of Telewest redeemable common stock will be automatically redeemed for $16.25 in cash without interest and (ii) each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 2.5 shares of Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock. The Company expects to account for this transaction as a "reverse acquisition" under the purchase method of accounting. The merger is subject to certain customary conditions, including approval by stockholders of the Company and of Telewest.

        In connection with the merger agreement, on October 2, 2005, the Company and its wholly owned subsidiary, NTL Investment Holdings Limited, or NTLIH, entered into a commitment letter and certain other agreements related to the financing of the proposed merger. Such commitments were revised on December 14, 2005.

        On December 5, 2005, the Company confirmed that it had approached Virgin Mobile (UK) Holdings plc, or Virgin Mobile, about a potential offer to combine the Company and Virgin Mobile, and that it had engaged in discussions with Virgin Enterprises to extend the Company's existing exclusive license for use of the Virgin name in the internet services area also to cover television and fixed and mobile telephone services.

6.     Fixed Assets

        Fixed assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2005	2004
Operating equipment
Cable distribution plant	8–30 years	£3,219.8	£3,155.8
Switches and headends	8–10 years	312.4	311.1
Customer premises equipment	5–10 years	914.0	771.9
Other operating equipment	8–20 years	65.8	66.0

Total operating equipment		4,512.0	4,304.8

Other equipment
Land	—	4.4	4.5
Buildings	30 years	65.1	65.1
Leasehold improvements	20 years or, if less, the lease term	65.5	65.8
Computer infrastructure	3–5 years	256.1	221.5
Other equipment	5–12 years	63.0	56.4

Total other equipment		454.1	413.3

		4,966.1	4,718.1
Accumulated depreciation		(1,768.0)	(1,233.1)

		3,198.1	3,485.0
Construction in progress		96.8	46.6

		£3,294.9	£3,531.6

7.     Leases

        A summary of assets held under capital leases are as follows (in millions).

	December 31,
	2005	2004
Cable distribution plant	£30.1	£30.1
Switches and headends	2.5	2.5

	32.6	32.6
Less: accumulated depreciation	(10.6)	(7.5)

	£22.0	£25.1

        Amortization of assets held under capital leases is included within the depreciation expense.

        Future minimum annual payments at December 31, 2005 are as follows (in millions). The table reflects the Company's contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2006	£4.4	£42.5
2007	4.3	38.4
2008	4.1	34.5
2009	4.1	29.2
2010	4.1	27.3
Thereafter	95.7	157.0

Total minimum lease payments	116.7	328.9

Less: amount representing interest	(78.5)

Present value of net minimum obligations	38.2
Less: current portion	(0.6)

	£37.6

        Leases for buildings, offices space and equipment extend through 2034. Total rental expense for the years ended December 31, 2005, 2004, and 2003 under operating leases was £56.5 million, £70.4 million and £64.7 million respectively.

8.     Intangible Assets

        Intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2005	2004
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		£193.0	£200.7

Intangible assets subject to amortization:
Cost
Non-compete agreements	1 year	2.8	2.8
Trademark licences	5 years	3.2	3.2
Customer lists	3–5 years	560.6	560.6

		566.6	566.6

Accumulated amortization
Non-compete agreements		2.8	0.4
Trademark licences		0.8	0.1
Customer lists		313.0	206.6

		316.6	207.1

		£250.0	£359.5

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £106.2 million in 2006, £105.6 million in 2007, £34.7 million in 2008, £3.5 million in 2009 and £nil in 2010.

        The change in the carrying amount of reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2005 is as follows (in millions):

Reorganization value in excess of amounts allocable to identifiable assets—January 1, 2005	£200.7
Adjustment to deferred tax accounts	(7.7)

Reorganization value in excess of amounts allocable to identifiable assets—December 31, 2005	£193.0

        The decrease in reorganization value in excess of amounts allocable to identifiable assets during the year ended December 31, 2005 includes a tax charge of £7.7 million that is primarily attributable to the use of deferred tax assets that existed as of January 10, 2003 that were previously offset by a valuation allowance.

9.     Long-Term Debt

        Long-term debt consists of (in millions):

	December 31,
	2005	2004
8.75% US Dollar Senior Notes due 2014	£247.3	£221.8
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	155.0	159.0
Floating Rate Senior Notes due 2012	—	52.2
Senior credit facility	1,463.0	2,165.0
Capital leases	38.2	38.9
Other	1.5	1.6

	2,280.0	3,013.5
Less: current portion	(0.8)	(60.9)

	£2,279.2	£2,952.6

        The effective interest rates on the variable interest rate debt were as follows:

	December 31,
	2005	2004
Floating Rate Senior Notes due 2012	n/a	7.07%
Senior credit facility	6.90%	7.13%

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

  •
  Also, on April 13, 2004, the Company entered into a new £2,425 million senior secured credit facility, which the Company refers to as its senior credit facility, and which includes a £250 million revolving credit facility. On April 14, 2004 the Company drew down £2,175 million of its senior credit facility, which, together with some of the proceeds from the issuance of the new notes and cash on hand, the Company used to repay its then-existing senior credit facility. At December 31, 2005, £12.1 million of the revolving facility was used for guarantees. The senior credit facility is secured by most of the Company's assets.

  •
  The remaining proceeds from the notes offering, together with cash on hand, were used on May 13, 2004 to redeem the 10% Senior Sterling Notes due 2008, the 9 1/8% Senior Notes due 2008 and the 11.2% Senior Discount Debentures due 2007 and pay transaction costs.

        The refinancing transaction resulted in a loss on extinguishment of debt in the year ended December 31, 2004 as follows (in millions):

Redemption price		£3,044.9
Net carrying amount:
Face value	£3,038.5
Unamortized discount	(92.0)
Unamortized issue costs	(63.8)

		2,882.7

Loss on extinguishment of debt		£162.2

Outstanding Public Notes

        The terms of the Senior Notes and senior credit facility as at December 31, 2005 are summarized below.

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

Senior credit facility

  •
  The principal amount outstanding is £1,463.0 million. The Company's senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars totaling £1,463.0 million and a revolving facility of £250 million. The term facility was fully drawn and £12.1 million of the revolving facility was used for guarantees at December 31, 2005.

  •
  The Company's senior credit facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At December 31, 2005, the effective average annual interest rate on the term facility was 6.90%. Interest is payable at least semi-annually.

  •
  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004. The Company is required to make principal payments when operating results exceed certain thresholds.

  •
  The senior credit facility is secured over most of the Company's assets.

  •
  The Company is subject to financial maintenance tests under its senior credit facility, including a test of liquidity, coverage and leverage ratios applied to the Company and some of its subsidiaries. As of December 31, 2005, the Company was in compliance with these covenants.

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

        During 2005, 2004 and 2003, the Company recognized £nil, £9.4 million and £36.0 million, respectively, of original issue discount as interest expense.

        Long-term debt repayments, excluding capital leases, as of December 31, 2005 are due as follows (in millions):

Year ended December 31:
2006	£0.3
2007	76.6
2008	135.5
2009	133.2
2010	133.2
Thereafter	1,763.0

Total debt payments	£2,241.8

        On February 4, 2005 the Company voluntarily prepaid £500 million of principal outstanding under its senior credit facility using the proceeds from the sale of its broadcast operations. On June 14, 2005 and July 14, 2005 the Company repaid a further £200 million and £23 million, respectively, using the proceeds from the sale of its Ireland operations. On February 13, 2006, the Company voluntarily prepaid £100 million of principal outstanding. As a consequence, scheduled payments in 2006 and beyond have reduced. On July 15, 2005 the Company redeemed all of the $100 million principal amount of the Floating Rate Senior Notes due 2012 at a redemption price of 103% of the principal amount.

        In connection with the merger agreement with Telewest, the Company and NTLIH agreed to a commitment letter with several financial institutions who agreed to arrange and to underwrite the new credit facilities described below.

        The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multi-currency revolving credit facility, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to Neptune Bridge Borrower LLC, a wholly owned subsidiary of Telewest, for the purposes of financing the cash consideration payable pursuant to the merger agreement and paying the related fees, costs and expenses in connection therewith. In addition, the Company and NTLIH agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

        The rate of interest payable under the new senior credit facilities and the revolving facilities is the aggregate, per annum, of LIBOR, plus the applicable interest margin. The applicable interest margin will be 1.625% per annum for a period of three months following the closing date for the merger with Telewest and thereafter, the applicable interest margin will be dependent upon the net leverage ratio then in effect.

        Principal under the new senior credit facilities will be subject to repayments each six months beginning on September 30, 2007. The Company will also be required to repay principal under the new senior credit facilities, subject to certain exceptions, with excess cash flow and proceeds from disposals and debt and equity issuances.

        Prior to the maturity date of the bridge facilities, loans under the bridge facilities will bear interest at a rate per annum equal to the three-month reserve-adjusted Gilt/LIBOR/EURIBOR plus an initial spread of 600 basis points (such spread being subject to quarterly increases of 50 basis points if the loans are not yet repaid). Notwithstanding the foregoing, the interest rate per annum payable will not exceed 12.5% in respect of loans under the bridge facilities denominated in pounds sterling and 11.5% in respect of loans under the bridge facilities denominated in Euros or U.S. dollars.

Hedging Activities

        In December of 2005, the Company entered into foreign currency forward rate and collar contracts to purchase approximately $3.2 billion, in exchange for the forward sale of £1.8 billion, maturing in April 2006. These forward rate and collar contracts are designed to protect the Company against fluctuations in the U.S. dollar and pounds sterling exchange rates, because the consideration for the stock of Telewest Global, Inc. under the merger agreement is payable in dollars, and the lenders' commitment under the bridge facility is in pounds sterling.

10.   Derivative Financial Instruments and Hedging Activities

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

        The fair values of the Company's derivative instruments were as follows (in millions):

	December 31,
	2005	2004
Included within other current assets:
Foreign currency forward rate contracts	£51.3	£—

Included within other assets:
Interest rate swaps	£11.9	£1.2

Included within other current liabilities:
Foreign currency forward rate contracts	£5.0	£2.0

Included within deferred revenue and other long-term liabilities
Foreign currency forward rate contracts	£16.8	£33.7
Interest rate swaps	15.1	25.2

	£31.9	£58.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2005, the Company had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of its outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow the Company to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of £5.1 million under these interest rate swaps is included within interest expense for the year ended December 31, 2005.

        The Company had designated these interest rate swaps as cash flow hedges under FAS 133 because they hedged against changes in the amount of future cash flows attributable to changes in LIBOR. On October 2, 2005, the Company and NTLIH entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest Global, Inc. As a result of this agreement, the Company discontinued the hedge designation on October 2, 2005 for the interest rate swaps related to the interest payments on the senior debt facilities. Net unrealized losses of £16.8 million, which had been included in other comprehensive income, have been reclassified to earnings in the year ended December 31, 2005. Of this amount, £12.6 million was recognized in gains on derivatives and £4.2 million was recognized in interest expense.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and senior credit facility

        As of December 31, 2005, the Company had outstanding cross-currency interest rate swaps with principal amounts of $820.2 million and €151.0 million. The Company currently hedges the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on its U.S. dollar denominated senior credit facility, and the interest payments on its euro denominated senior credit facility. Under these cross-currency swaps, the Company receives interest in U.S. dollars at a fixed rate of 8.75% and a variable rate based on LIBOR, and in euros at a variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and at variable rate LIBOR based on the pound sterling equivalent of $820.2 million and €151.0 million. The net settlement of £4.3 million under these cross-currency interest rate swaps is included within interest expense for the year ended December 31, 2005.

        The Company had designated these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on its U.S. dollar denominated Senior Notes and U.S. dollar and euro denominated senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. On October 2, 2005, the Company and NTLIH entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest Global, Inc. As a result of this agreement, the Company discontinued the hedge designation on October 2, 2005 for the interest rate swaps related to the interest payments on the senior debt facilities. Net unrealized losses of £9.1 million, which had been included in other comprehensive income at September 30, 2005, have been reclassified to earnings and net unrealized gains of £6.7 million have been taken directly to earnings in the final quarter.

Foreign Currency Forward Rate Contracts—Relating to the Principal Obligations of the U.S. Dollar Senior Notes and senior credit facility

        As of December 31, 2005, the Company had outstanding foreign currency forward rate and collar contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in the pound sterling, U.S. dollar and euro value of the principal obligation of the 8.75% Senior Note due 2014, and variable rate LIBOR senior credit facility, caused by changes in the U.S. dollar, euro and pound sterling exchange rates.

        These foreign currency forward rate contracts are not accounted for as hedges under FAS 133. As such, the contracts are carried at fair value on the Company's balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject the Company to material volatility in its earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of its U.S. dollar and Euro denominated debt into its functional currency pound sterling in accordance with FASB Statement No. 52, "Foreign Currency Translation". Changes in fair value of these contracts are reported within foreign exchanges gains (losses).

Foreign Currency Forward Rate Contracts—Relating to the purchase price of Telewest Global Inc

        As of December 31, 2005, the Company had outstanding foreign currency forward rate contracts to purchase the US dollar equivalent of £1.8 billion, maturing in April 2006. These contracts hedge changes in the pound sterling value of the borrowed position of the cash purchase price of Telewest Global, Inc.

        These foreign currency forward rate and collar contracts are not accounted for as hedges under FAS 133. As such, the contracts are carried at fair value in the Company's balance sheet with changes in the fair value recognized immediately in the income statement. Changes in fair value of these contracts are reported within foreign exchange gains (losses).

        Net changes in the fair value of the forward rate contracts recognized in loss from continuing operations for the three years ended December 31, 2005 were as follows (in millions):

	Year ended December 31,
	2005	2004	2003
Net gain/(loss) in fair value of forward rate contracts	£65.2	£(35.7)	£—

        On February 28, 2006, we settled £500 million of the forward contracts relating to the purchase price of Telewest Global, Inc. resulting in a gain of £5.2 million compared to a fair value of £12.8 million at December 31, 2005. Subsequent to the year end, the US dollar weakened relative to the pound sterling and at February 28, 2006, the US dollar to pound sterling exchange rate was approximately 1.7539 compared with a December 31, 2005 rate of 1.7188. Changes in exchange rates will result in changes in the fair value of forward contracts and foreign currency denominated long-term debt outstanding.

11.   Fair Values of Financial Instruments

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

        The carrying amounts and fair values of the Company's long-term debt are as follows (in millions):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% US Dollar Senior Notes due 2014	£247.3	£246.9	£221.8	£251.8
9.75% Sterling Senior Notes due 2014	375.0	386.3	375.0	404.1
8.75% Euro Senior Notes due 2014	155.0	179.9	159.0	177.6
Floating Rate Senior Notes due 2012	—	—	52.2	54.0

12.   Stock-Based Compensation Plans

        At December 31, 2005, the Company has a number of stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under these plans in accordance with FAS 123. The compensation cost that has been charged against income for these plans was £9.8 million, £14.3 million and £7.6 million for 2005, 2004 and 2003, respectively.

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

        All options have a 10 year term and vest and become fully exercisable over a period of 3 to 5 years of continued employment. For the NTL Stock Option Plans, the Company accounts for these plans under the fair value recognition provisions of FAS 123. Under the prospective method of adoption selected by the Company under the provisions of FAS 148, the recognition provisions have been applied to all employee stock awards granted, modified, or settled.

        The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
Risk-free Interest Rate	4.03%	3.97%	3.91%
Expected Dividend Yield	0%	0%	0%
Expected Volatility	0.745	0.837	0.869
Expected Lives	3.578	3.438	3.443

        A summary of the activity and related information of the NTL Stock Option Plans for the years ended December 31 is as follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	3,140,977	$22.89	3,229,967	$13.85	—	$—
Granted	896,930	64.32	825,500	47.04	3,909,000	13.85
Exercised	(632,833)	14.10	(685,290)	13.03	(220,833)	13.94
Expired	—	—	(5,200)	12.00	—	—
Forfeited	(302,569)	17.04	(224,000)	12.67	(458,200)	13.80

Outstanding—end of year	3,102,505	$37.23	3,140,977	$22.89	3,229,967	$13.85

Exercisable at end of the year	832,943	$24.71	418,310	$20.51	253,967	$12.54

	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Fair Value
Options granted during the year:
Exercise price below market price at date of grant	$—	$62.59	$8.51

Exercise price equal to market price at date of grant	$23.89	$32.29	$—

Exercise price exceeding market price at date of grant	$—	$—	$5.62

        Exercise prices for options outstanding as of December 31, 2005 are as follows:

Range of exercise prices	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Number of shares currently exercisable	Weighted average exercise price
$0.01	200,000	$0.01	8.3	99,999	$0.01
$9.00 to $15.00	1,353,410	13.71	7.3	511,944	14.57
$40.00 to $50.00	140,000	45.03	8.1	63,000	43.35
$50.01 to $60.00	124,100	59.12	8.3	36,600	59.03
$60.01 to $70.00	1,084,995	63.58	9.2	41,400	60.40
$70.01 to $80.00	200,000	71.60	8.0	80,000	71.60

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

        In accordance with the NTL Group Bonus Schemes, 33,259 shares were awarded in June 2003 at a weighted average fair value per share of $33.79, 38,265 shares were awarded in December 2003 at a weighted average fair value per share of $69.59, 27,819 shares were awarded in June 2004 at a weighted average fair value per share of $57.33 and 24,324 shares were awarded in December 2004 at a weighted average fair value per share of $72.96.

Restricted Stock Grants

        The Company has granted a total of 267,500 shares of restricted common stock to its chairman and certain employees at a weighted average fair value per share of $46.99. The shares vest over periods of up to five years. The Company has also granted a total of 40,000 shares of restricted common stock to persons who were then employees of W.R. Huff Asset Management Co., L.L.C. or its affiliates at a weighted average fair value per share of $62.60, all of which vested during the year ended December 31, 2004.

        In connection with its emergence from Chapter 11, the Company granted a total of 133,912 shares of restricted common stock to its then-executive officers and other employees at a weighted average fair value per share of $18.95.

13.   Employee Benefit Plans

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

        The Company's defined benefit pension plans use a measurement date of December 31:

Obligations and Funded Status

	Year ended December 31,
	2005	2004
	(in millions)
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	£282.8	£251.2
Service cost	2.7	6.2
Interest cost	14.5	13.8
Members contributions	0.7	1.8
Actuarial losses	44.4	15.0
Benefits paid	(7.7)	(6.6)
Plan settlements	(3.4)	1.4

Benefit obligation at end of year	£334.0	£282.8

	Year ended December 31,
	2005	2004
	(in millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	£193.3	£164.5
Actual return on plan assets	40.4	18.5
Employer contributions	59.8	15.1
Employee contributions	0.7	1.8
Benefits paid	(7.7)	(6.6)

Fair value of plan assets at end of year	£286.5	£193.3

	Year ended December 31,
	2005	2004
	(in millions)
Funded status	£(47.5)	£(89.5)
Unrecognized net losses	27.6	12.5
Unamortized prior service costs	0.1	0.1

Net amount recognized	£(19.8)	£(76.9)

	Year ended December 31,
	2005	2004
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	£(38.1)	£(76.9)
Intangible asset	0.1	—
Accumulated other comprehensive income	18.2	—

Net amount recognized	£(19.8)	£(76.9)

        The accumulated benefit obligation for all defined benefit plans was £324.7 million and £259.0 million at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Year ended December 31,
	2005	2004
	(in millions)
Accumulated benefit obligation	£324.7	£259.0
Fair value of plan assets	286.5	193.3

Information for pension plans with a projected benefit obligation in excess of plan assets

	Year ended December 31,
	2005	2004
	(in millions)
Projected benefit obligation	£334.0	£282.8
Fair value of plan assets	286.5	193.3

Components of Net Periodic Benefit Costs

	Year ended December 31,
	2005	2004	2003
	(in millions)
Service cost	£2.7	£6.2	£6.7
Interest cost	14.5	13.8	12.1
Expected return on plan assets	(15.1)	(13.7)	(11.8)
Recognized actuarial loss	—	(0.1)	—
Plan settlements	0.6	1.3	2.1

Total net periodic benefit cost	£2.7	£7.5	£9.1

        The Company has retained the earned pension and other post-retirement benefits liabilities related to the broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of the broadcast operations.

Assumptions

        Weighted-average assumptions used to determine benefit obligations

	December 31,
	2005	2004
Discount rate	4.75%	5.24%
Rate of compensation increase	3.25%	3.03%

        Weighted-average assumptions used to determine net periodic benefit costs

	December 31,
	2005	2004
Discount rate	5.24%	5.51%
Expected long-term rate of return on plan assets	7.08%	7.49%
Rate of compensation increase	3.03%	3.02%

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

Plan Assets

        The Company's pension plan weighted-average assets allocations at December 31, 2005, and 2004, by asset category are as follows:

	December 31,
	2005	2004
Asset Category
Equity Securities	48.5%	66.4%
Debt Securities	43.2%	32.1%
Real Estate	1.9%	0.0%
Other	6.4%	1.5%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up over 87% of the assets of the four defined benefit pension plans of the Company, have in place an agreement with the investment managers that targets an allocation of 50% equities and 50% bonds and cash at December 31, 2005. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

        There were no shares of the Company's common stock included in the Equity Securities at December 31, 2005 and 2004 respectively.

Cash flows

Contributions

        At December 31, 2005, all of the Company's pension plans have projected benefit obligations exceeding plan assets totaling £47.5 million. The Company will need to fund these deficits in accordance with the laws and regulations of the United Kingdom. The Company contributed £59.8 million during 2005, of which £56.6 million relates to single contribution to reduce deficits in two of the Company's pension plans. The Company expects to contribute a total of £2.2 million during 2006.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2005 and include estimated future employee services.

Pension Benfits
(in millions)
2006	£7.5
2007	8.2
2008	8.9
2009	9.6
2010	10.3
Years 2011–2015	64.8

Defined Contribution Pension Plans

        The Company's subsidiaries operate defined contribution pension plans in the UK. The Company's expense in relation to these plans was £9.2 million, £9.8 million and £10.1 million for the years ended December 31, 2005, 2004 and 2003 respectively.

14.   Other Charges Including Restructuring Charges

        Other charges in 2005 of £24.8 million mainly relate to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated. Other charges of £23.8 million in 2004 relate to the Company's announcement to consolidate call centers and include £12.4 million for involuntary employee termination and related costs, £2.4 million for lease exit costs and £9.0 million for other costs including recruitment and training costs. On April 7, 2004, the Company announced the consolidation over the next 18 months of its 13 UK customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, the Company made additional investments in technology and training in order to streamline processes and generate efficiencies. This program was completed as of December 31, 2005 at a total cost of £23.7 million.

        Other charges of £22.3 million in 2003 include restructuring charges of £19.9 million and £2.4 million of professional fees. Restructuring charges of £19.9 million for the year ended December 31, 2003 relate to the Company's actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. The employee severance and related costs in 2003 were for employees whom were terminated by the Company as of December 31, 2005.

        The following table summarizes the restructuring charges incurred and utilized in 2003, 2004 and 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2002	£11.7	£47.6	£0.7	£0.8	£60.8
Released	(2.1)	(0.7)	(0.2)	(0.9)	(3.9)
Charged to expense	23.4	—	0.3	0.1	23.8
Utilized	(33.0)	(8.1)	(0.5)	—	(41.6)

Balance, December 31, 2003	—	38.8	0.3	—	39.1
Released	—	—	—	—	—
Charged to expense	12.4	2.4	—	9.0	23.8
Utilized	(10.7)	(12.8)	(0.1)	(9.0)	(32.6)

Balance, December 31, 2004	1.7	28.4	0.2	—	30.3
Released	—	—	(0.2)	(0.4)	(0.6)
Charged to expense	0.8	24.2	—	0.4	25.4
Utilized	(2.5)	(7.3)	—	—	(9.8)

Balance, December 31, 2005	£—	£45.3	£—	£—	£45.3

15.   Income Taxes

        The expense for income taxes consists of the following (in millions):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	£1.4	£0.1	£—
State and local	(1.3)	1.3	1.0

Total current	0.1	1.4	1.0

Deferred:
Federal	18.7	3.6	—
Foreign	—	—	(0.9)

Total deferred	18.7	3.6	(0.9)

	£18.8	£5.0	£0.1

        There are significant current year losses in the UK. However, the Company incurs US income taxes on portions of its income earned in certain UK subsidiaries and on other income arising within the US.

        The Company's current tax expense relates to federal alternative minimum tax and state and local taxes. The deferred tax expense relates to US income that is not currently taxed, a portion of which is offset by NOL carryforwards for which a valuation allowance has been recorded and a portion of which is offset by current year timing differences for which a deferred tax liability is recorded.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2005	2004
Deferred tax liabilities:
Intangibles	£70.1	£104.0
Unrealized foreign exchange differences	16.5	—
Depreciation and amortization	—	23.9

Total deferred tax liabilities	86.6	127.9
Deferred tax assets:
Net operating losses	876.3	980.0
Capital losses	5,228.1	5,067.4
Depreciation and amortization	1,330.6	1,229.4
Accrued expenses	6.3	8.3
Other	45.6	27.5

Total deferred tax assets	7,486.9	7,312.6
Valuation allowance for deferred tax assets	(7,409.5)	(7,184.7)

Net deferred tax assets	77.4	127.9

Net deferred tax liabilities	£9.2	£—

        A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at January 10, 2003 is reduced, the benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. The majority of the valuation allowance would be treated in this way. In 2005, the Company recognised such a benefit to the extent of £7.7 million (2004: £4.0 million), resulting in a deferred tax expense and a reduction in reorganization value of this amount.

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

        At December 31, 2005, the Company had capital loss carryforwards of approximately £4.5 billion for U.S. federal income tax purposes that expire in 2006. The Company does not expect to realize any significant benefit from these capital losses for various reasons, including the Section 382 limitation discussed above. The Company has United Kingdom net operating loss carryforwards of approximately £2.9 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately £1.3 billion. Section 382 will severely limit the Company's ability to utilize a significant portion of these losses for US purposes. The Company also has United Kingdom capital loss carryforwards of approximately £12.2 billion that have no expiration date. However, the Company does not expect to realize any significant benefit from these capital losses, which can only be used to the extent the Company generates United Kingdom taxable capital gain income in the future.

        At December 31, 2005, the Company had fixed assets on which future United Kingdom tax deductions can be claimed of approximately £7.7 billion. The maximum that can be claimed in any one year is 25% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
(Benefit) at federal statutory rate (35%)	£(77.7)	£(176.5)	£(212.3)
Add:
Non-deductible expenses	39.1	64.4	28.2
Foreign losses with no benefit	69.9	91.3	133.2
U.S. losses with no benefit	—	—	26.5
Difference in U.S. and foreign tax rates	12.5	24.5	23.5
State and local income tax	(1.3)	1.3	1.0
Other	1.4	—	—
Reduction in valuation allowance for US deferred tax assets	(25.1)	—	—

Provision for income taxes	£18.8	£5.0	£0.1

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others, and we accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

16.   Related Party Transactions

        The Company has identified the following persons as being related parties of the Company with whom it has entered into transactions as described below:

  •
  Franklin Mutual Advisers, LLC. Franklin Mutual Advisers LLC is one of the principal stockholders and owned 8.1% of the Company's common stock as of December 31, 2005;

  •
  NTL Europe, Inc., the Company's former ultimate parent company. NTL Europe ceased to be a related party on January 10, 2003 when the Company emerged from bankruptcy under Chapter 11;

  •
  W.R. Huff Asset Management Co., L.L.C., through its managed accounts and affiliates, is one of the principal stockholders and in that manner controlled 8.5% of the Company's common stock as of December 31, 2005. In addition, William R. Huff is a member of the board of directors of the Company and the president of the managing member of W.R. Huff Asset Management Co., L.L.C.

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

17.   Shareholders' Equity

Series A Warrants

        On the effective date of the Plan, the Company issued Series A warrants to some of its former creditors and stockholders. The Series A warrants were initially exercisable for a total of 8,750,496 shares of common stock at an exercise price of $309.88 per share. After adjustment to account for the rights offering in accordance with anti-dilution adjustment provisions, the Series A warrants are exercisable for a total of 10,313,158 shares of common stock at an exercise price of $262.93 per share. The Series A warrants expire on January 10, 2011. The agreement governing the Series A warrants is governed by New York law. The Series A warrants are listed on the NASDAQ National Market under the symbol "NTLIW." The Series A warrants may be subject to further change.

Stock repurchase program

        On January 31, 2005, the Company announced that it intended to use up to £475.0 million of the proceeds from the sale of its broadcast operations to repurchase shares of its common stock. During 2005, the Company paid £114.0 million to effect share repurchases in the open market.

18.   Commitments and Contingent Liabilities

        At December 31, 2005, the Company was committed to pay approximately £144.4 million for equipment and services. This amount includes approximately £2.6 million for operations and maintenance contracts and other commitments from January 1, 2007 to 2010. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended December 31:
2006	£141.8
2007	2.6
2008	—
2009	—
2010	—

£144.4

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

        The Company's banks have provided guarantees in form of performance bonds on the Company's behalf as part of the Company's contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended December 31:
2006	£12.2
2007	—
2008	—
2009	—
2010	—
Thereafter	7.8

£20.0

19.   Industry Segments

        All of the Company's revenue is generated in the United Kingdom and substantially all of the Company's long-lived assets are held in the United Kingdom. The Company has one reportable segment.

20.   Condensed consolidated financial information

        On April 13, 2004, the Company's wholly owned subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes. The Company and certain of its subsidiaries, namely Cable Communications Funding Corp., NTL (UK) Group, Inc. and NTL Communications Limited, have guaranteed the Senior Notes on a senior basis. NTL Investment Holdings Limited, or NTLIH, has guaranteed the Senior Notes on a senior subordinated basis.

        The Company presents the following condensed consolidated financial information as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 as required by Article 3-10(d) of Regulation S-X.

	December 31, 2005
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£446.6	£—	£—	£5.4	£283.2	£—	£735.2
Restricted cash	—	—	—	—	3.4	—	3.4
Marketable securities	96.9	—	—	—	—	—	96.9
Other current assets	68.1	—	0.3	—	235.8	—	304.2

Total current assets	611.6	—	0.3	5.4	522.4	—	1,139.7
Fixed assets, net	—	—	—	—	3,294.9	—	3,294.9
Intangible assets, net	—	—	(14.4)	—	457.4	—	443.0
Investments in, and loans to, affiliates	1,375.0	1,638.6	1,340.4	3,836.0	680.5	(8,870.5)	—
Other assets, net	—	—	—	69.0	41.9	—	110.9

Total assets	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5

Current liabilities	£21.6	£18.9	£—	£69.7	£622.0	£(122.4)	£609.8
Long-term debt	10.0	869.1	—	3,055.2	4,666.3	(6,321.4)	2,279.2
Other long-term liabilities	—	—	17.8	31.8	93.9	—	143.5
Minority interest	—	—	—	—	1.0	—	1.0
Shareholders' equity	1,955.0	750.6	1,308.5	753.7	(386.1)	(2,426.7)	1,955.0

Total liabilities and shareholders' equity	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5

	December 31, 2004
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£38.2	£1.1	£—	£—	£85.9	£—	£125.2
Restricted cash	—	—	—	—	15.8	—	15.8
Marketable securities	11.6	—	—	—	—	—	11.6
Current assets held for sale	—	—	—	—	50.3	—	50.3
Other current assets	0.4	—	—	—	254.7	—	255.1

Total current assets	50.2	1.1	—	—	406.7	—	458.0
Fixed assets, net	—	—	—	—	3,531.6	—	3,531.6
Intangible assets, net	—	—	—	—	560.2	—	560.2
Investments in, and loans to affiliates	1,537.0	1,725.5	1,501.6	3,907.4	0.7	(8,671.5)	0.7
Other assets, net	—	—	—	78.3	45.1	—	123.4
Other assets held for sale	—	—	—	—	819.4	—	819.4

Total assets	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

Current liabilities of discontinued operations	£—	£—	£—	£—	£108.4	£—	£108.4
Other current liabilities	12.7	67.4	0.9	189.2	741.9	(375.7)	636.4

Total current liabilities	12.7	67.4	0.9	189.2	850.3	(375.7)	744.8
Long-term debt	—	1,348.6	54.9	3,424.6	5,094.0	(6,969.5)	2,952.6
Other long-term liabilities	—	—	—	58.9	158.3	—	217.2
Long-term liabilities of discontinued operations	—	—	—	—	4.2	—	4.2
Shareholders' equity	1,574.5	310.6	1,445.8	313.0	(743.1)	(1,326.3)	1,574.5

Total liabilities and shareholders' equity	£1,587.2	£1,726.6	£1,501.6	£3,985.7	£5,363.7	£(8,671.5)	£5,493.3

	December 31, 2005
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,947.6	£—	£1,947.6
Operating costs	—	—	—	—	(808.3)	—	(808.3)
Selling, general and administrative expenses	(17.4)	—	—	—	(465.6)	—	(483.0)
Other charges	0.3	—	—	—	(25.1)	—	(24.8)
Depreciation and amortization	—	—	—	—	(651.2)	—	(651.2)

Operating loss	(17.1)	—	—	—	(2.6)	—	(19.7)
Interest and other income, net	17.4	84.6	25.2	302.1	13.0	(412.9)	29.4
Interest expense	(2.8)	(85.0)	(0.1)	(252.5)	(308.3)	412.9	(235.8)
Loss on extinguishment of debt	—	(2.0)	—	—	—	—	(2.0)
Gains on derivative instruments	—	—	—	0.9	—	—	0.9
Foreign currency gains (losses)	35.4	1.8	(49.8)	35.4	(17.5)	—	5.3
Minority interest expense	—	—	—	—	(1.0)	—	(1.0)
Income tax benefit (expense)	1.3	—	(20.1)	—	—	—	(18.8)

Income (loss) from continuing operations	34.2	(0.6)	(44.8)	85.9	(316.4)	—	(241.7)
(Loss) income from discontinued operations	—	—	(8.6)	—	671.3	—	662.7
Dividend received (paid)	523.8	—	(523.8)	—	—	—	—
Equity in net (loss) income of subsidiaries	(137.0)	433.6	432.7	347.7	—	(1,077.0)	—

Net income (loss)	£421.0	£433.0	£(144.5)	£433.6	£354.9	£(1,077.0)	£421.0

	December 31, 2004
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,000.3	£—	£2,000.3
Operating costs	—	—	—	—	(827.7)	—	(827.7)
Selling, general and administrative expenses	(20.9)	—	—	—	(481.3)	—	(502.2)
Other charges	—	—	—	—	(23.8)	—	(23.8)
Depreciation and amortization	—	—	—	—	(699.1)	—	(699.1)

Operating loss	(20.9)	—	—	—	(31.6)	—	(52.5)
Interest and other income, net	0.7	103.9	88.2	290.5	4.2	(481.7)	5.8
Interest expense	—	(106.8)	—	(302.1)	(343.8)	481.7	(271.0)
Loss on extinguishment of debt	—	—	—	(36.2)	(126.0)	—	(162.2)
Share of loss from equity investments	—	—	—	—	(0.1)	—	(0.1)
Foreign currency (losses) gains	(2.1)	2.1	0.3	(30.5)	5.8	—	(24.4)
Income tax expense	(1.4)	—	(3.5)	—	(0.1)	—	(5.0)

(Loss) income from continuing operations	(23.7)	(0.8)	85.0	(78.3)	(491.6)	—	(509.4)
Income from discontinued operations	—	—	—	—	24.5	—	24.5
Equity in net loss of subsidiaries	(461.2)	(562.5)	(554.2)	(484.2)	—	2,062.1	—

Net loss	£(484.9)	£(563.3)	£(469.2)	£(562.5)	£(467.1)	£2,062.1	£(484.9)

	December 31, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£1,887.4	£—	£1,887.4
Operating costs	—	—	—	(788.9)	—	(788.9)
Selling, general and administrative expenses	(21.0)	—	—	(479.8)	—	(500.8)
Other charges	(7.5)	—	—	(14.8)	—	(22.3)
Depreciation and amortization	—	—	—	(769.8)	—	(769.8)

Operating loss	(28.5)	—	—	(165.9)	—	(194.4)
Interest and other income, net	1.2	53.0	316.2	8.5	(368.7)	10.2
Interest expense	(68.5)	(46.1)	(285.5)	(425.1)	368.7	(456.5)
Share of income from equity investments	—	—	—	1.1	—	1.1
Foreign currency gains	1.2	—	—	31.8	—	33.0
Income tax (expense) benefit	(1.0)	—	—	0.9	—	(0.1)

(Loss) income from continuing operations	(95.6)	6.9	30.7	(548.7)	—	(606.7)
Income from discontinued operations	—	—	—	21.9	—	21.9
Equity in net loss of subsidiaries	(489.2)	(498.3)	(529.0)	—	1,516.5	—

Net loss	£(584.8)	£(491.4)	£(498.3)	£(526.8)	£1,516.5	£(584.8)

	January 1, 2003
Statements of operations	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Gain on debt discharge	£4,549.8	£—	£—	£701.3	£—	£5,251.1
Fresh-start adoption—intangible assets	—	—	—	525.9	—	525.9
Fresh-start adoption—long-term debt	—	—	—	137.5	—	137.5
Fresh-start adoption—deferred tax liability	—	—	—	16.8	—	16.8
Fresh-start adoption—accrued expenses	—	—	—	(74.8)	—	(74.8)
Fresh-start adoption—fixed assets	(0.5)	—	—	(2,195.2)	—	(2,195.7)
Recapitalization expense	(5.0)	—	—	—	—	(5.0)

Income (loss) from continuing operations	4,544.3	—	—	(888.5)	—	3,655.8
Income from discontinued operations	—	—	—	570.8	—	570.8
Equity in net loss of subsidiaries	(317.7)	(317.7)	(389.1)	—	1,024.5	—

Net income (loss)	£4,226.6	£(317.7)	£(389.1)	£(317.7)	£1,024.5	£4,226.6

	Year ended December 31, 2005
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(98.2)	£24.2	£60.3	£(42.8)	£382.1	£—	£325.6
Investing activities:
Purchases of fixed assets	—	—	—	—	(288.1)	—	(288.1)
Repayments from (advances to) affiliates	56.2	494.2	519.7	537.2	(796.4)	(810.2)	0.7
Proceeds from sale of assets	—	—	—	—	2.6	—	2.6
Dividend received	523.8	—	—	—	—	(523.8)	—
Decrease in restricted cash	—	—	—	—	12.4	—	12.4
Proceeds from sale of Broadcast operations, net	—	—	—	—	1,229.0	—	1,229.0
Proceeds from sale of Ireland operations, net	—	—	—	—	216.2	—	216.2

Net cash provided by investing activities	580.0	494.2	519.7	537.2	375.7	(1,334.0)	1,172.8

Financing activities:
Dividend paid	—	—	(523.8)	—	—	523.8	—
Proceeds from new borrowings	10.0	58.9	—	739.7	—	(808.6)	—
Proceeds from employee stock options	5.0	—	—	—	—	—	5.0
Purchase of stock	(114.0)	—	—	—	—	—	(114.0)
Principal payments	—	(578.4)	(56.2)	(1,228.7)	(542.1)	1,618.8	(786.6)

Net cash used in financing activities	(99.0)	(519.5)	(580.0)	(489.0)	(542.1)	1,334.0	(895.6)

Discontinued operations:
Cash from operating activities	—	—	—	—	(14.3)	—	(14.3)
Cash used in investing activities	—	—	—	—	(4.1)	—	(4.1)

Net cash used by discontinued operations	—	—	—	—	(18.4)	—	(18.4)

Effect of exchange rate changes	25.6	—	—	—	—	—	25.6
Increase (decrease) in cash and cash equivalents	408.4	(1.1)	—	5.4	197.3	—	610.0
Cash and cash equivalents at beginning of year	38.2	1.1	—	—	85.9	—	125.2

Cash and cash equivalents at end of year	£446.6	£—	£—	£5.4	£283.2	£—	£735.2

	Year ended December 31, 2004
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(26.0)	£1.1	£—	£136.3	£137.9	£—	£249.3
Investing activities:
Purchases of fixed assets	—	—	—	—	(274.5)	—	(274.5)
(Advances to) repayments from affiliates	—	(784.1)	(21.0)	(119.7)	1.0	924.8	1.0
Proceeds from sale of assets	—	—	—	—	1.3	—	1.3
Acquisitions, net	—	—	—	—	(18.8)	—	(18.8)

Net cash (used in) investing activities	—	(784.1)	(21.0)	(119.7)	(291.0)	924.8	(291.0)

Financing activities:
Proceeds from borrowings, net	—	784.1	—	2,736.4	473.1	(1,091.6)	2,902.0
Proceeds from employee stock options	4.4	—	—	—	—	—	4.4
Principal payments	—	—	—	(2,792.8)	(662.7)	166.8	(3,288.7)

Net cash provided by (used in) financing activities	4.4	784.1	—	(56.4)	189.6)	(924.8)	(382.3)

Discontinued operations:
Cash from operating activities	—	—	—	—	127.5	—	127.5
Cash used in investing activities	—	—	—	—	(21.1)	—	(21.1)

Net cash provided by discontinued operations	—	—	—	—	106.4	—	106.4

Effect of exchange rate changes	(3.3)	—	—	—	—	—	(3.3)
(Decrease) increase in cash and cash equivalents	(24.9)	1.1	(21.0)	(39.8)	(236.3)	—	(320.9)
Cash and cash equivalents at beginning of year	63.1	—	21.0	39.8	322.2	—	446.1

Cash and cash equivalents at end of year	£38.2	£1.1	£—	£—	£85.9	£—	£125.2

	Year ended December 31, 2003
Statements of cash flows	Company	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(112.6)	£(45.6)	£(65.7)	£414.7	£11.5	£202.3
Investing activities:
Purchases of fixed assets	—	—	—	(327.9)	—	(327.9)
(Advances to) repayments
from affiliates	(498.1)	(75.2)	168.8	3.3	404.5	3.3

Net cash (used in) provided by investing activities	(498.1)	(75.2)	168.8	(324.6)	404.5	(324.6)

Financing activities:
Proceeds from borrowings, net	—	509.8	150.0	188.7	(848.5)	—
Proceeds from rights offering, net	806.5	—	—	—	—	806.5
Proceeds from employee stock options	1.9	—	—	—	—	1.9
Principal payments	(309.3)	(428.4)	(243.6)	(185.6)	432.5	(734.4)

Net cash provided by (used in) financing activities	499.1	81.4	(93.6)	3.1	(416.0)	74.0

Discontinued operations:
Cash from operating activities	—	—	—	128.3	—	128.3
Cash used in investing activities	—	—	—	(23.3)	—	(23.3)

Net cash provided by discontinued operations	—	—	—	105.0	—	105.0

Effect of exchange rate changes	(8.7)	—	—	—	—	(8.7)
(Decrease) increase in cash and cash equivalents	(120.3)	(39.4)	9.5	198.2	—	48.0
Cash and cash equivalents at beginning of year	183.4	60.4	30.3	124.0	—	398.1

Cash and cash equivalents at end of year	£63.1	£21.0	£39.8	£322.2	£—	£446.1

21.   Reorganization and Emergence from Chapter 11

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

NTL INCORPORATED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(in millions)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	£446.6	£38.2
Marketable securities	96.9	11.6
Other current assets	68.1	0.4

Total current assets	611.6	50.2

Investments in and loans to affiliates, net	1,375.0	1,537.0

Total assets	£1,986.6	£1,587.2

Liabilities and shareholders' equity
Current liabilities	£21.6	£12.7
Long-term debt	10.0	—
Shareholders' equity
Preferred stock—$.01 par value; authorized 5.0 (2005 and 2004) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 400.0 (2005 and 2004) shares; issued 88.4 (2005) and 87.7 (2004) and outstanding 85.2 (2005) and 87.7 (2004) shares	0.5	0.5
Additional paid-in capital	2,687.0	2,670.0
Treasury stock	(114.0)	—
Unearned stock compensation	(15.3)	(17.0)
Accumulated other comprehensive income (loss)	45.5	(9.3)
Accumulated deficit	(648.7)	(1,069.7)

Total shareholders' equity	1,955.0	1,574.5

Total liabilities and shareholders' equity	£1,986.6	£1,587.2

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2005	2004	2003
Costs and expenses
General and administrative expenses	£(17.4)	£(20.9)	£(21.0)
Other charges	0.3	—	(7.5)

Operating loss	(17.1)	(20.9)	(28.5)

Other income (expense)
Interest income and other, net	17.4	0.7	1.2
Interest expense	(2.8)	—	(68.5)
Foreign currency transaction gains (losses)	35.4	(2.1)	1.2

Income (loss) before income taxes and equity in net loss of subsidiaries	32.9	(22.3)	(94.6)
Income tax benefit (expense)	1.3	(1.4)	(1.0)

Income (loss) before equity in net loss of subsidiaries	34.2	(23.7)	(95.6)
Dividend received	523.8	—	—
Equity in net loss of subsidiaries	(137.0)	(461.2)	(489.2)

Net income (loss)	£421.0	£(484.9)	£(584.8)

January 1, 2003
Predecessor Company
Gain on debt discharge	£4,549.8
Fresh-start adoption—fixed assets	(0.5)
Recapitalization expense	(5.0)
Share of losses from equity investments	(317.7)

Net income	£4,226.6

See accompanying notes.

NTL INCORPORATED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2005	2004	2003
Net cash used in operating activities	£(98.2)	£(26.0)	£(112.6)
Investing activities
Dividend received	523.8	—	—
Investments in and loans to affiliates	56.2	—	(498.1)

Net cash provided by (used in) investing activities	580.0	—	(498.1)

Financing activities
Net proceeds from rights offering	—	—	806.5
Proceeds from new borrowings	10.0	—	—
Proceeds from exercise of stock options	5.0	4.4	1.9
Purchase of stock	(114.0)	—	—
Principal payments on long-term debt	—	—	(309.3)

Net cash (used in) provided by financing activities	(99.0)	4.4	499.1

Effect of exchange rate changes on cash and cash equivalents	25.6	(3.3)	(8.7)
Increase (decrease) in cash and cash equivalents	408.4	(24.9)	(120.3)
Cash and cash equivalents at beginning of year	38.2	63.1	183.4

Cash and cash equivalents at end of year	£446.6	£38.2	£63.1

Supplemental disclosure of cash flow information
Cash paid for interest	£—	£—	£28.9
Income taxes paid	2.2	0.2	—

See accompanying notes.

NTL INCORPORATED

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.     Corporate Restructuring

        On January 10, 2003, the Company emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. Pursuant to the plan of reorganization, which is referred to as the Plan, the Company's former parent, NTL Europe, Inc., or NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with the Company and NTL Europe, each emerging as independent public companies. The Company was renamed "NTL Incorporated" and became the holding company for the former NTL group's principal UK and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL Europe and some of its subsidiaries, including the Company, were cancelled. The Company issued shares of its common stock and Series A warrants and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders. As a result, the Company is no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV, Inc..

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

3.     Leases

        Leases for office space end in 2007. Total rental expense for the years ended December 31, 2005, 2004 and 2003 under operating leases was £0.1 million, £0.2 million and £0.7 million, respectively.

        Future minimum lease payments under noncancellable operating leases as of December 31, 2005 are £0.1 million.

4.     Other

        On January 10, 2003, the Company loaned Communications Cable Funding Corp., (a wholly-owned subsidiary), £99.8 million for the repayment of debt to NTL Delaware, Inc. Interest is payable on demand at a rate of 5.28516% per annum and will be increased to 15% per annum. On December 22, 2003, Communications Cable Funding Corp. repaid £2.6 million of the loan and on April 7, 2004, the Company contributed the remaining £97.2 million of the loan to the capital of Communications Cable Funding Corp.

        In addition, on January 10, 2003, the Company acquired the public debt of Diamond Cable Communications Limited aggregating £853.1 million (including interest of £84.8 million). On February 4, 2003, the Company released Diamond Cable Communications Limited from its obligations under these notes.

        A cash dividend of £523.8 million was paid to the registrant by subsidiaries in the year ended December 31, 2005. No cash dividends were paid to the registrant by subsidiaries for the years ended December 31, 2004 and 2003.

NTL INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)/ Additions		Balance at End of Period
	(in millions)
Year ended December 31, 2005
Allowance for doubtful accounts	£43.4	£41.6	£—	£(43.3	)(a)	£41.7

Year ended December 31, 2004
Allowance for doubtful accounts	£12.5	£28.0	£—	£2.9	(b)	£43.4

Year ended December 31, 2003
Allowance for doubtful accounts	£—	£13.1	£—	£(0.6	)(c)	£12.5

(a)
Uncollectible accounts written-off, net of recoveries, of £43.3 million.

(b)
Uncollectible accounts written-off, net of recoveries, of £(2.9) million.

(c)
Uncollectible accounts written-off, net of recoveries, of £0.6 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NTL Investment Holdings Limited

        We have audited the accompanying consolidated balance sheets of NTL Investment Holdings Limited and subsidiaries (the "Company") an indirect wholly-owned subsidiary of NTL Incorporated (the "Parent") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Investment Holdings Limited and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
London, England
February 28, 2006

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	£288.1	£85.5
Restricted cash	2.6	14.9
Accounts receivable—trade, less allowance for doubtful accounts of £39.8 (2005) and £39.0 (2004)	178.2	195.9
Prepaid expenses and other current assets	42.2	47.4
Current assets held for sale	—	50.3

Total current assets	511.1	394.0
Fixed assets, net	3,114.3	3,331.7
Reorganization value in excess of amounts allocable to identifiable assets	197.9	197.9
Customer lists, net	229.8	328.5
Other intangible assets, net	2.4	5.5
Other assets, net of accumulated amortization of £32.2 (2005) and £8.0 (2004)	110.9	123.4
Due from affiliates	61.0	—
Other assets held for sale	—	824.8

Total assets	£4,227.4	£5,205.8

See accompanying notes.

	December 31,
	2005	2004
Liabilities and shareholders' equity
Current liabilities
Accounts payable	£176.7	£112.6
Accrued expenses and other current liabilities	266.7	287.0
Interest payable	65.2	140.4
Deferred revenue	95.3	104.0
Due to affiliates	111.8	132.0
Current liabilities of discontinued operations	—	108.4
Current portion of long-term debt	0.8	60.9

Total current liabilities	716.5	945.3
Long-term debt, net of current portion	2,630.4	3,729.0
Deferred revenue and other long-term liabilities	125.8	214.3
Long term liabilities of discontinued operations	—	4.2
Minority interest	1.0	—
Commitments and contingent liabilities
Shareholders' equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2005 and 2004); issued and outstanding 121,006 (2005 and 2004) ordinary shares	—	—
Additional paid-in capital	1,399.9	1,399.9
Accumulated other comprehensive loss	(19.0)	(26.1)
Accumulated deficit	(627.2)	(1,060.8)

Total shareholders' equity	753.7	313.0

Total liabilities and shareholders' equity	£4,227.4	£5,205.8

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2005	2004	2003
Revenue	£1,825.9	£1,879.7	£1,778.5
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(761.0)	(788.6)	(749.6)
Selling, general and administrative expenses	(430.1)	(451.5)	(452.2)
Other charges	(23.7)	(22.4)	(13.9)
Depreciation	(517.3)	(566.5)	(635.0)
Amortization	(101.8)	(96.3)	(95.1)

	(1,833.9)	(1,925.3)	(1,945.8)

Operating loss	(8.0)	(45.6)	(167.3)
Other income (expense)
Interest income and other, net	12.2	4.2	8.5
Interest expense	(253.0)	(350.1)	(395.3)
Loss on extinguishment of debt	—	(162.2)	—
Gains on derivative instruments	0.9	—	—
Foreign currency transaction gains (losses)	17.9	(27.2)	31.7

Loss from continuing operations before income taxes and minority interest	(230.0)	(580.9)	(522.4)
Income tax benefit	—	—	0.9
Minority interest expense	(1.0)	—	—

Loss from continuing operations	(231.0)	(580.9)	(521.5)

Discontinued operations
Income from discontinued operations before income taxes	5.7	19.1	23.2
Income tax expense	(0.2)	(0.7)	—
Gain on disposal	659.1	—	—

Income from discontinued operations	664.6	18.4	23.2

Net income (loss)	£433.6	£(562.5)	£(498.3)

See accompanying notes.

January 1, 2003
Predecessor Company
Gain on debt discharge	£616.2
Fresh-start adoption—intangible assets	478.7
Fresh-start adoption—long-term debt	137.4
Fresh-start adoption—deferred tax liability	16.8
Fresh-start adoption—accrued expenses	(29.3)
Fresh-start adoption—fixed assets	(2,179.7)

Loss from continuing operations	(959.9)

Fresh-start adoption—intangible assets	419.5
Fresh-start adoption—deferred tax liability	(59.4)
Fresh-start adoption—fixed assets	210.7

Income from discontinued operations	570.8

Net loss	£(389.1)

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	£433.6	£(562.5)	£(498.3)
Income from discontinued operations	(664.6)	(18.4)	(23.2)

Loss from continuing operations	(231.0)	(580.9)	(521.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	619.1	662.8	730.1
Non-cash compensation	—	(0.3)	(0.4)
Deferred income taxes	—	0.4	(0.9)
Minority interest expense	1.0	—	—
Loss on extinguishment of debt	—	162.2	—
Amortization of original issue discount and deferred finance costs	24.2	29.3	19.3
Foreign currency translation differences	52.6	(4.7)	17.1
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	17.7	(13.9)	21.4
Prepaid expenses and other current assets	5.2	94.6	39.9
Other assets	(1.0)	7.4	(54.6)
Accounts payable	49.1	(19.4)	(94.9)
Accrued expenses and other current liabilities	(88.0)	(34.9)	245.6
Deferred revenue	(8.7)	(9.4)	(79.1)
Other long-term liabilities	(91.5)	(3.9)	(0.4)

Net cash provided by operating activities	348.7	289.3	321.6

Investing activities
Purchase of fixed assets	(285.2)	(267.4)	(259.8)
Investments in and loans to affiliates	(573.6)	—	—
Decrease in restricted cash	12.3	—	—
Proceeds from sale of assets	2.6	—	—
Acquisitions, net of cash acquired	—	(18.5)	—
Proceeds from the sale of broadcast operations, net	1,227.8	—	—
Proceeds from the sale of Ireland operations, net	216.2	—	—

Net cash provided by (used in) investing activities	600.1	(285.9)	(259.8)

See accompanying notes.

	Year ended December 31,
	2005	2004	2003
Financing activities
Proceeds from borrowings, net of financing costs	£—	£2,925.1	£229.8
Principal payments on long-term debt	(727.8)	(3,288.7)	(136.7)

Net cash (used in) provided by financing activities	(727.8)	(363.6)	93.1

Cash flow from discontinued operations
Net cash provided by operating activities	(14.3)	123.8	130.4
Net cash (used in) investing activities	(4.1)	(29.3)	(23.3)

Net cash (used in) provided by discontinued operations	(18.4)	94.5	107.1

Increase (decrease) in cash and cash equivalents	202.6	(265.7)	262.0
Cash and cash equivalents at beginning of year	85.5	351.2	89.2

Cash and cash equivalents at end of year	£288.1	£85.5	£351.2

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£238.3	£300.8	£286.1
Income taxes paid	—	—	—
January 1, 2003
Predecessor Company
Net cash used in operating activities	£—
Investing activities
Net cash provided by investing activities	—
Financing activities
Financing costs	(65.2)

Net cash provided by financing activities	(65.2)

Decrease in cash and cash equivalents	(65.2)
Cash and cash equivalents, beginning of period	154.4

Cash and cash equivalents, end of period	£89.2

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(in millions, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 par value
						Net Unrealized (Losses) Gains On Derivatives
			Additional Paid-In Capital	Comprehensive Income (Loss)	Pension Liability Adjustments		Accumulated Deficit
	Shares	Par						Total
Balance, December 31, 2002	120,000	£—	£9,613.1		£(64.4)	£—	£(11,376.5)	£(1,827.8)
Comprehensive loss:
Net loss January 1, 2003	—	—	—	£(389.1)	—	—	(389.1)	(389.1)

Share issues	1,000	—	3,292.7		—	—	—	3,292.7
Fresh-start adoption—other	—	—	(11,830.5)		64.4	—	11,765.6	(0.5)

Reorganized basis
Balance, January 1, 2003	121,000	—	1,075.3		—	—	—	1,075.3
Release of debt obligations	—	—	195.4		—	—	—	195.4
Share issues	4	—	129.2		—	—	—	129.2
Comprehensive loss:
Net loss for the year ended December 31, 2003	—	—	—	£(498.3)	—	—	(498.3)	(498.3)
Pension liability adjustment	—	—	—	(0.4)	(0.4)	—	—	(0.4)

				£(498.7)

Balance, December 31, 2003	121,004	—	1,399.9		(0.4)	—	(498.3)	901.2
Share issues	2	—	—		—	—	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2004	—	—	—	£(562.5)	—	—	(562.5)	(562.5)
Net unrealized losses on derivative instruments	—	—	—	(24.0)	—	(24.0)	—	(24.0)
Pension liability adjustment	—	—	—	(1.7)	(1.7)	—	—	(1.7)

				£(588.2)

Balance, December 31, 2004	121,006	—	1,399.9		(2.1)	(24.0)	(1,060.8)	313.0
Comprehensive income:
Net income for the year ended December 31, 2005	—	—	—	£433.6	—	—	433.6	433.6
Net unrealized gains on derivative instruments	—	—	—	23.2	—	23.2	—	23.2
Pension liability adjustment	—	—	—	(16.1)	(16.1)	—	—	(16.1)

				£440.7

Balance, December 31, 2005	121,006	£—	£1,399.9		£(18.2)	£(0.8)	£(627.2)	£753.7

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Historical Structure of the Company

        NTL Investment Holdings Limited, NTLIH or the Company, is incorporated in the United Kingdom. The Company is an indirect wholly-owned subsidiary of NTL Incorporated, or NTL.

        The Company was incorporated in March 1996 under the laws of England and Wales. From March 1996 to April 1998, the Company was a wholly-owned subsidiary of NTL (UK) Group, Inc. From April 1998 to April 2004, the Company was a wholly-owned subsidiary of NTL Communications Limited. Since April 2004, the Company is a wholly-owned subsidiary of NTL Cable plc.

        In October 2003, the Company cancelled its outstanding share capital and issued 1,000 shares of £0.001 each for every existing share outstanding. Shareholders' equity has been retrospectively restated to show the effect of the stock split.

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

        NTL Incorporated operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, NTL's consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). In addition, NTL adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7.

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

        On December 1, 2004, NTL reached an agreement for the sale of its broadcast operations. The sale completed on January 31, 2005. As of December 31, 2004, the broadcast operations are accounted for as a discontinued operation and the assets and liabilities of the broadcast operations are reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and broadcast's results of operations have been removed from the Company's results of continuing operations for all periods presented in this Annual Report. The results of operations of broadcast have been excluded from the components of "Loss from Continuing Operations" and shown under the caption "Income from Discontinued Operations" in the Statements of Operations.

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, the Company's pension expense and pension funding requirements, amounts to be paid under the Company's employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of the Company's network and facilities, long-lived assets, certain other intangible assets and the computation of the Company's income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of December 31, 2005 and 2004.

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

Foreign Currency Translation

        The functional currency of the Company is the pound sterling. The Company's reporting currency is the pound sterling. Foreign currency transaction gains and losses are recorded in the statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. The Company had no cash equivalents at December 31, 2005 and 2004.

        Restricted cash balances of £2.6 million and £14.9 million as at December 31, 2005 and 2004, respectively represent cash balances collateralized against performance bonds given on behalf of the Company.

Trade Receivables

        The Company's trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts is £39.8 million at December 31, 2005 and £39.0 million at December 31, 2004.

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its Business customers' financial condition and generally does not require collateral. At December 31, 2005, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Fixed Assets

        Fixed assets, net totaled £3,114.3 million and £3,331.7 million, representing 73.7% and 64.0% of total assets at December 31, 2005 and 2004, respectively.

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

Intangible Assets

        Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which the Company expects to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over the period in which the Company expects to derive benefits, which is principally three to five years.

        In addition, the reflection of fresh start reporting resulted in a new indefinite-lived intangible asset. This amount is not amortized but is reviewed annually (or more frequently under certain conditions) for impairment in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).

Asset Retirement Obligations

        The Company accrues for the liability in respect of dilapidation on its leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases (FAS 13).

Impairment of Long-Lived Assets

        In accordance with FASB Statement No. 144, Impairment of Long-Lived Assets (FAS 144), long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

        As of December 31, 2005, the Company reviewed its long-lived assets for impairment and determined that there was no impairment of the Company's long-lived assets as of December 31, 2005.

Deferred Financing Costs

        Deferred financing costs of £57.1 million and £77.1 million as of December 31, 2005 and 2004, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method.

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

        Prior to 2003, the Company recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure is given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

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

Advertising Expense

        The Company charges the cost of advertising to expense as incurred. Advertising costs were £51.1 million, £40.3 million and £33.8 million in 2005, 2004 and 2003, respectively.

Stock-Based Compensation

        The Company is an indirect, wholly-owned subsidiary of NTL. Accordingly, the Company has no stock-based compensation plans. Certain of the Company's employees participate in the stock-based compensation plans of NTL, which are described in NTL's Annual Report. NTL accounts for these plans using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).

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

        The fair value of the Company's pension plans' assets increased from £191.8 million at December 31, 2004 to £284.5 million at December 31, 2005. The Company contributed £59.7 million in cash to its defined benefit pension plans in 2005.

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

        When calculating pension expense for 2005, the Company assumed that its plans' assets would generate a long-term rate of return of approximately 7.1%. This rate is lower than the assumed rates of between 7.4% and 7.9% used to calculate the 2004 expense. The Company determines its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on its goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

        The Company discounted its future pension obligations using a rate of 4.8% at December 31, 2005 and rates of between 4.8% and 5.3% for 2004. The Company determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced.

        At December 31, 2005, the Company has unrecognized actuarial losses of £27.6 million. These losses will be recognized as a component of pension expense in future years.

        Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company's pension plans will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Derivative Financial Instruments

        The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain of the Company's indebtedness accrues interest at variable rates, it has exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, all of the Company's revenue and a substantial portion of the Company's operating costs are earned and paid in pounds sterling but it pays interest and principal obligations on some of its indebtedness in U.S. dollars and euros. As a result, the Company has exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of its indebtedness.

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

Software Development Costs

        The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. The Company has not sold, leased or licensed software developed for internal use to its customers and the Company has no intention of doing so in the future.

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

        At each period end, it is necessary for the Company to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others, and the Company accrues a liability when it believes an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

3.     Recent Accounting Pronouncements

        In June 2005, the FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive's adoption into law by the applicable EU-member country. As at December 31, 2005, the UK had not adopted the law. Management intends to evaluate the impact of this law on the Company's results of operations or financial position as and when legislation is adopted in the UK.

4.     Discontinued Operations

        Broadcast—On December 1, 2004, the Company reached an agreement to sell its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. Accordingly, as of December 31, 2004, the Company has accounted for the broadcast operations as discontinued operations. The assets and liabilities of the broadcast operations as at December 31, 2004 have been reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations of the broadcast operations have been removed from the Company's results of continuing operations and cash flows for all periods presented in this Annual Report. Revenue of the broadcast operations, reported in discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was £21.4 million, £277.8 million and £268.6 million, respectively. Broadcast's pre-tax income, reported within discontinued operations, for the years ended December 31, 2005, 2004 and 2003, was £3.2 million, £5.1 million and £22.2 million, respectively. Prior year financial statements for 2003 have been restated to present the broadcast operations as discontinued operations. Subsequent to the completion of the transaction, the Company continues to provide circuit rental services to its former broadcast operations.

        Ireland—On May 9, 2005, the Company sold its operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, the Company has restated its financial statements as of December 31, 2004 and for years ended December 31, 2005, 2004 and 2003, to account for the Ireland operations as a discontinued operation. The assets and liabilities of the Ireland operations as at December 31, 2004 have been reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations of the Ireland operations have been removed from the Company's results of continuing operations and cash flows for all periods presented in this Annual Report. Revenue of the Ireland operations, reported in discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was £25.6 million, £72.6 million and £72.5 million, respectively. Pre-tax income of the Ireland operations, reported within discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was £2.5 million, £14.0 million and £1.0 million, respectively.

        The assets and liabilities of the broadcast and Ireland operations reported as assets held-for-sale and liabilities of discontinued operations at December 31, 2004, include (in millions):

Current assets held for sale
Accounts receivable, net	£31.9
Prepaid expenses and other current assets	18.4

£50.3

Other assets held for sale
Fixed assets, net	£525.1
Reorganization value in excess of amounts allocable to identifiable assets	97.7
Customer lists, net	201.3
Other assets	0.7

£824.8

Current liabilities of discontinued operations
Accounts payable	£21.6
Accrued expenses and other current liabilities	49.4
Deferred revenue	37.4

£108.4

Long-term liabilities of discontinued operations
Deferred income taxes	£0.1
Other long-term liabilities	4.1

£4.2

5.     Acquisitions and Disposals

        In November 2004, NTL transferred its interests in Virgin Net limited to the Company. In addition, the Company acquired Virgin Media Group's 51% ownership interests in Virgin Net Limited with the interests held by existing and former management for £23.9 million. These acquisitions resulted in Virgin Net Limited becoming the Company's indirect wholly-owned subsidiary.

        On January 31, 2005, the Company sold its broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. Upon the sale, the Company recorded a gain on disposal of £513.6 million.

        On May 9, 2005, the Company sold its telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley. Upon the sale, the Company recorded a gain on disposal of £145.5 million.

        On October 2, 2005, NTL entered into an original merger agreement with Telewest Global, Inc., or Telewest, and Merger Sub Inc., a wholly owned subsidiary. On December 14, 2005, NTL and Telewest amended and restated the original merger agreement, which is referred to herein as the merger agreement. Under the merger agreement, Telewest will effect a change of name from "Telewest Global, Inc." to "NTL Incorporated" and will reclassify each share of Telewest common stock issued and outstanding immediately prior to the effective time of the reclassification into (i) 0.2875 shares of

Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock, and (ii) one share of Telewest Class B Redeemable Common stock, or Telewest redeemable common stock. At the effective time of the merger, (i) each share of Telewest redeemable common stock will be automatically redeemed for $16.25 in cash without interest and (ii) each share of NTL common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 2.5 shares of Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock. The Company expects to account for this transaction as a "reverse acquisition" under the purchase method of accounting. The merger is subject to certain customary conditions, including approval by stockholders of NTL and of Telewest.

        In connection with the merger agreement, on October 2, 2005, NTL and the Company entered into a commitment letter and certain other agreements related to the financing of the proposed merger. Such commitments were revised on December 14, 2005.

        On December 5, 2005, NTL confirmed that it had approached Virgin Mobile (UK) Holdings plc, or Virgin Mobile, about a potential offer to combine NTL and Virgin Mobile, and that it had engaged in discussions with Virgin Enterprises to extend NTL's existing exclusive license for use of the Virgin name in the internet services area also to cover television and fixed and mobile telephone services.

6.     Fixed Assets

        Fixed assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2005	2004
Operating equipment
Cable distribution plant	8–30 years	£3,038.7	£2,978.8
Switches and headends	8–10 years	299.0	297.6
Customer premises equipment	5–10 years	862.6	721.0
Other operating equipment	8–20 years	62.1	62.4

Total operating equipment		4,262.4	4,059.8

Other equipment
Land	—	4.1	4.2
Buildings	30 years	60.3	60.3
Leasehold improvements	20 years or, if less, the lease term	61.5	61.7
Computer infrastructure	3–5 years	252.2	217.5
Other equipment	5–12 years	60.9	54.4

Total other equipment		439.0	398.1

		4,701.4	4,457.9
Accumulated depreciation		(1,683.4)	(1,172.8)

		3,018.0	3,285.1
Construction in progress		96.3	46.6

		£3,114.3	£3,331.7

7.     Leases

        A summary of assets held under capital leases are as follows (in millions).

	December 31,
	2005	2004
Cable distribution plant	£30.1	£30.1
Switches and headends	2.5	2.5

	32.6	32.6
Less: accumulated depreciation	(10.6)	(7.5)

	£22.0	£25.1

        Amortization of assets held under capital leases is included within the depreciation expense.

        Future minimum annual payments at December 31, 2005 are as follows (in millions). The table reflects the Company's contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2006	£4.4	£42.4
2007	4.3	38.4
2008	4.1	34.5
2009	4.1	29.2
2010	4.1	27.3
Thereafter	95.7	157.0

Total minimum lease payments	116.7	£328.8

Less: amount representing interest	(78.5)

Present value of net minimum obligations	38.2
Less: current portion	(0.6)

	£37.6

        Leases for buildings, offices space and equipment extend through 2034. Total rental expense for the years ended December 31, 2005, 2004, and 2003 under operating leases was £56.4 million, £66.1 million and £60.9 million respectively.

8.     Intangible Assets

        Intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2005	2004
Intangible assets not subject to amortization:
Reorganization value in excess of amounts allocable to identifiable assets		£197.9	£197.9

Intangible assets subject to amortization:
Cost
Non-compete agreements	1 year	£2.8	£2.8
Trademark licences	5 years	3.2	3.2
Customer lists	3–5 years	519.4	519.4

		525.4	525.4

Accumulated amortization
Non-compete agreements		2.8	0.4
Trademark licences		0.8	0.1
Customer lists		289.6	190.9

		293.2	191.4

		£232.2	£334.0

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £98.5 million in 2006, £97.8 million in 2007, £32.3 million in 2008, £3.6 million in 2009 and £nil in 2010.

9.     Long-Term Debt

        Long-term debt consists of (in millions):

	December 31,
	2005	2004
Senior Credit Facility	£1,463.0	£2,165.0
Convertible Unsecured Loan Notes due 2058 due to affiliates	—	445.8
8.75% US Dollar Loan Notes due 2014 due to NTL Cable plc	247.3	221.8
9.75% Sterling Loan Notes due 2014 due to NTL Cable plc	375.0	375.0
8.75% Euro Loan Notes due 2014 due to NTL Cable plc	155.0	159.0
Floating Rate Loan Notes due 2012 due to NTL Cable plc	58.2	52.2
Other loan notes due to affiliates	293.0	330.6
Capital leases	38.2	38.9
Other	1.5	1.6

	2,631.2	3,789.9
Less: current portion	(0.8)	(60.9)

	£2,630.4	£3,729.0

        The effective interest rates on the variable interest rate debt were as follows:

	December 31,
	2005	2004
Floating Rate Senior Notes due 2012	8.34%	7.07%
Senior Credit Facility	6.90%	7.13%

        In April 2004, NTL and the Company completed its refinancing transaction from which it raised approximately £3.2 billion of new indebtedness and repaid approximately £3.0 billion of its existing indebtedness. The refinancing transaction extended the maturities on substantially all of the Company's debt and lowered its weighted average interest expense. In particular:

  •
  On April 13, 2004, the Company's immediate parent company, NTL Cable plc, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012, together referred to as the Senior Notes. The Company has guaranteed the Senior Notes on a senior subordinated basis.

  •
  On April 13, 2004, the Company issued to NTL Cable plc £243.5 million aggregate principal amount of 9.75% loan notes due 2014, $425 million aggregate principal amount of 8.75% loan notes due 2014, €225 million aggregate principal amount of 8.75% loan notes due 2014 and $100 million aggregate principal amount of floating rate loan notes due 2012, and on May 13, 2004, the Company issued £131.5 million aggregate principal amount of 9.75% loan notes due

    2014, together referred to as the Loan Notes. The Loan Notes were issued on the same terms as the Senior Notes.

  •
  On April 13, 2004, the Company entered into a new £2,425 million senior secured credit facility, which the Company refers to as its Senior Credit Facility, and which includes a £250 million revolving credit facility. On April 14, 2004 the Company drew down £2,175 million of its Senior Credit Facility, which, together with some of the proceeds from the issuance of the Loan Notes and cash on hand, the Company used to repay its then-existing senior credit facility. At December 31, 2005, £12.1 million of the revolving facility was used for guarantees. The Senior Credit Facility is secured by the Company's assets.

  •
  The remaining proceeds from the Loan Notes, together with cash in hand, were used on May 13, 2004 to redeem the 10% Senior Sterling Notes, the 9 1/8% Senior Notes and the 11.2% Senior Discount Debentures and pay transaction costs.

        The refinancing transaction resulted in a loss on extinguishment of debt in the year ended December 31, 2004 as follows (in millions):

Redemption price		£3,044.9
Net carrying amount:
Face value	£3,038.5
Unamortized discount	(92.0)
Unamortized issue costs	(63.8)

		2,882.7

Loss on extinguishment of debt		£162.2

Outstanding Public Notes

        The terms of the Senior Credit Facility and Loan Notes as at December 31, 2005 are summarized below.

Senior Credit Facility

  •
  The principal amount outstanding is £1,463.0 million. The Company's Senior Credit Facility comprises a term facility denominated in a combination of pound sterling, euros and U.S. dollars totaling £1,463.0 million and a revolving facility of £250 million. The term facility was fully drawn and £12.1 million of the revolving facility was used for guarantees at December 31, 2005.

  •
  The Company's Senior Credit Facility bears interest at LIBOR plus mandatory costs plus a margin rate. The term facility and the revolving facility have different margin rates. At December 31, 2005, the effective average annual interest rate on the term facility was 6.90%. Interest is payable at least semi-annually.

  •
  The principal amount outstanding under the term facility is repayable by semi-annual installments beginning September 2004. The Company is required to make principal payments when operating results exceed certain thresholds.

  •
  The Senior Credit Facility is secured over the Company's assets.

  •
  The Company is subject to financial maintenance tests under its Senior Credit Facility, including a test of liquidity, coverage and leverage ratios applied to the Company and some of its subsidiaries. As of December 31, 2005, the Company was in compliance with these covenants.

        The agreements governing the senior credit facility significantly restrict the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. In addition, the agreements significantly, and, in some cases, absolutely restrict the Company's ability and the ability of most of its subsidiaries to:

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

Loan Notes

  •
  9.75% Loan Notes due April 15, 2014—The principal amount at maturity is £375 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% US Dollar Loan Notes due April 15, 2014—The principal amount at maturity is $425 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% Euro Loan Notes due April 15, 2014—The principal amount at maturity is €225 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  Floating Rate Loan Notes due October 15, 2012—The principal amount at maturity is $100 million. The interest rate on the floating rate loan notes is the three-month LIBOR plus 5.0%. Interest is payable quarterly on January 15, April 15, July 15 and October 15 commencing July 15, 2004.

        During 2005, 2004 and 2003, the Company recognized £nil, £9.4 million and £27.3 million, respectively, of original issue discount as interest expense.

        Long-term debt repayments, excluding capital leases, as of December 31, 2005 are due as follows (in millions):

Year ended December 31:
2006	£—
2007	76.4
2008	135.3
2009	133.0
2010	133.0
Thereafter	2,115.3

Total debt payments	£2,593.0

        On February 4, 2005 the Company voluntarily prepaid £500 million of principal outstanding under its senior credit facility using the proceeds from the sale of its broadcast operations. On June 14, 2005 and July 14, 2005 the Company repaid a further £200 million and £23 million, respectively, using the proceeds from the sale of its Ireland operations. On February 13, 2006, the Company voluntarily prepaid £100 million of principal outstanding. As a consequence, scheduled payments in 2006 and beyond have reduced. The Convertible Unsecured Loan Notes due 2058 due to affiliates, of which £76.7 million were denominated in pounds sterling and $707.1 million were denominated in US Dollars, were redeemed in February 2005.

        In connection with the merger agreement with Telewest, the Company and NTL agreed to a commitment letter with several financial institutions who agreed to arrange and to underwrite the new credit facilities described below.

        The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multi-currency revolving credit facility, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to Neptune Bridge Borrower LLC, a wholly owned subsidiary of Telewest, for the purposes of financing the cash consideration payable pursuant to the merger agreement and paying the related fees, costs and expenses in connection therewith. In addition, the Company and NTL agreed to engage the financial institutions for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

        The rate of interest payable under the new senior credit facilities and the revolving facilities is the aggregate, per annum, of LIBOR, plus the applicable interest margin. The applicable interest margin shall be 1.625% per annum for a period of three months following the closing date for the merger with Telewest and thereafter the applicable interest margin shall be dependent upon the net leverage ratio then in effect.

        Principal under the new senior credit facilities will be subject to repayments each six months, beginning on September 30, 2007. The borrowers will also be required to repay principal under the new senior credit facilities, subject to certain exceptions, with excess cash flow and proceeds from disposals and debt and equity issuances.

        Prior to the maturity date of the bridge facilities, loans under the bridge facilities will bear interest at a rate per annum equal to the three-month reserve-adjusted Gilt/LIBOR/EURIBOR plus an initial spread of 600 basis points (such spread being subject to quarterly increases of 50 basis points if the loans are not yet repaid). Notwithstanding the foregoing, the interest rate per annum payable shall not exceed 12.5% in respect of loans under the bridge facilities denominated in U.K. pounds sterling and 11.5% in respect of loans under the bridge facilities denominated in Euro or U.S. dollars.

10.   Derivative Financial Instruments and Hedging Activities

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

        In accordance with FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", or FAS 133, the Company recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

        The fair values of the Company's derivative instruments were as follows (in millions):

	December 31,
	2005	2004
Included within other assets:
Interest rate swaps	£11.9	£1.2
Included within deferred revenue and other long-term liabilities
Foreign currency forward rate contracts	£16.8	£33.7
Interest rate swaps	15.1	25.2

	£31.9	£58.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2005, the Company had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £1,250 million of its outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow the Company to receive interest based on LIBOR in exchange for payments of interest at fixed rates of 5.30% and 5.10%. The interest rate swaps became effective on October 14, 2004 and mature on April 14, 2007. The net settlement of £5.1 million under these interest rate swaps is included within interest expense for the year ended December 31, 2005.

        The Company had designated these interest rate swaps as cash flow hedges under FAS 133 because they hedged against changes in the amount of future cash flows attributable to changes in LIBOR. On October 2, 2005, the Company and NTL entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest Global, Inc. As a result of this agreement, the Company discontinued the hedge designation on October 2, 2005 of the interest rate swaps related to the interest payments on the senior debt facilities. Net unrealized losses of £16.8 million, which had been included in other comprehensive income, have been reclassified to earnings in the year ended December 31, 2005. An amount of £12.6 million was recognized in gains on derivatives and £4.2 million was recognized in interest expense.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and senior credit facility

        As of December 31, 2005, the Company had outstanding cross-currency interest rate swaps with principal amounts of $820.2 million and €151.0 million. The Company currently hedges the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014, interest payments on its U.S. dollar denominated senior credit facility, and interest payments on its euro denominated senior credit facility. Under these cross-currency swaps, the Company receives interest in U.S. dollars at a fixed rate of 8.75% and a variable rate based on LIBOR, and in euros at a variable rate based on LIBOR, in exchange for payments of interest in pound sterling at a fixed rate of 9.42%, and at variable rate LIBOR based on the pound sterling equivalent of $820.2 million and €151.0 million. The net settlement of £4.3 million under these cross-currency interest rate swaps is included within interest expense for the year ended December 31, 2005.

        The Company had designated these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on its U.S. dollar denominated Senior Notes and U.S. dollar and euro denominated senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. On October 2, 2005, the Company and NTL entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest Global, Inc. As a result of this agreement, the Company discontinued the hedge designation on October 2, 2005 of the interest rate swaps related to the interest payments on the senior debt facilities. Net unrealized losses of £9.1 million, which had been included in other comprehensive income at September 30, 2005, have been reclassified to earnings and net unrealized gains of £6.7 million have been taken directly to earnings in the final quarter.

Foreign Currency Forward Rate Contracts—Relating to the Principal Obligations of the U.S. Dollar Senior Notes and senior credit facility

        As of December 31, 2005, the Company had outstanding foreign currency forward rate contracts to purchase $820.2 million and €151.0 million, maturing in April 2009. These contracts hedge changes in the pound sterling, U.S. dollar and euro value of the principal obligation of the 8.75% Senior Note due 2014, and variable rate LIBOR senior credit facility, caused by changes in the U.S. dollar, euro and pound sterling exchange rates.

        The foreign currency forward rate contracts are not accounted for as hedges under FAS 133. As such, the contracts are carried at fair value on the Company's balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject the Company to material volatility in its earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of its U.S. dollar denominated debt into its functional currency pound sterling in accordance with FAS 52. Changes in fair value of these contracts are reported with foreign exchanges gains (losses).

        Net changes in the fair value of the forward rate contracts recognized in loss from continuing operations for the three years ended December 31, 2005 were as follows (in millions):

	Year ended December 31,
	2005	2004	2003
Net gain/(loss) in fair value of forward rate contracts	£16.9	£(33.7)	£—

11.   Fair Values of Financial Instruments

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

        The carrying amounts and fair values of the Company's long-term debt are as follows (in millions):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Unsecured Loan Notes	£—	£—	£445.8	£445.8
8.75% US Dollar Loan Notes due 2014 to NTL Cable plc	247.3	246.9	221.8	251.8
9.75% Sterling Loan Notes due 2014 to NTL Cable plc	375.0	386.3	375.0	404.1
8.75% Euro Loan Notes due 2014 to NTL Cable plc	155.0	179.9	159.0	177.6
Floating Rate Loan Notes due 2012 to NTL Cable plc	58.2	58.2	52.2	54.0
Other loan notes due to affiliates	293.0	293.0	330.6	330.6

12.   Employee Benefit Plans

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

        The Company's defined benefit pension plans use a measurement date of December 31:

Obligations and Funded Status (in millions):

	Year ended December 31,
	2005	2004
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	£280.3	£249.3
Service cost	2.6	6.1
Interest cost	14.4	13.7
Members contributions	0.7	1.8
Actuarial losses	44.0	14.6
Benefits paid	(7.7)	(6.6)
Plan settlements	(3.3)	1.3
Foreign currency exchange rate changes	—	0.1

Benefit obligation at end of year	£331.0	£280.3

	Year ended December 31,
	2005	2004
Change in Plan Assets
Fair value of plan assets at beginning of year	£191.8	£163.2
Actual return on plan assets	40.0	18.4
Employer contributions	59.7	15.0
Employee contributions	0.7	1.8
Benefits paid	(7.7)	(6.6)

Fair value of plan assets at end of year	£284.5	£191.8

	December 31,
	2005	2004
Funded status	£(46.5)	£(88.5)
Unrecognized net losses	27.6	12.5
Unamortized prior service costs	0.1	0.1

Net amount recognized	£(18.8)	£(75.9)

	December 31,
	2005	2004
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	£(37.1)	£(75.9)
Intangible asset	0.1	—
Accumulated other comprehensive income	18.2	—

Net amount recognized	£(18.8)	£(75.9)

        The accumulated benefit obligation for all defined benefit plans was £321.7 million and £256.5 million at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	December 31,
	2005	2004
	(in millions)
Accumulated benefit obligation	£321.7	£256.5
Fair value of plan assets	284.5	191.8

Information for pension plans with a projected benefit obligation in excess of plan assets

	December 31,
	2005	2004
	(in millions)
Projected benefit obligation	£331.0	£280.3
Fair value of plan assets	284.5	191.8

Components of Net Periodic Benefit Costs

	Year ended December 31,
	2005	2004	2003
	(in millions)
Service cost	£2.6	£6.1	£6.6
Interest cost	14.4	13.7	12.0
Expected return on plan assets	(15.0)	(13.6)	(11.7)
Recognized actuarial loss	—	(0.1)	—
Plan settlements	0.6	1.3	2.1

Total net periodic benefit cost	£2.6	£7.4	£9.0

        The Company has retained the earned pension and other post-retirement benefits liabilities related to the broadcast operations. Accordingly, the information disclosed in the tables above includes the information related to the broadcast operations.

Assumptions

        Weighted-average assumptions used to determine benefit obligations

	December 31,
	2005	2004
Discount rate	4.75%	5.25%
Rate of compensation increase	3.25%	3.00%

        Weighted-average assumptions used to determine net periodic benefit costs

	December 31,
	2005	2004
Discount rate	5.24%	5.49%
Expected long-term rate of return on plan assets	7.08%	7.48%
Rate of compensation increase	3.03%	2.99%

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

Plan Assets

        The Company's pension plan weighted-average assets allocations at December 31, 2005, and 2004, by asset category are as follows:

	December 31,
	2005	2004
Asset Category
Equity Securities	48.5%	66.3%
Debt Securities	43.2%	32.3%
Real Estate	1.9%	—
Other	6.4%	1.4%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up over 87% of the assets of the four defined benefit pension plans of the Company, have in place an agreement with the investment managers that targets an allocation of 50% equities and 50% bonds and cash at December 31, 2005. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

        There were no shares of NTL's common stock included in the Equity Securities at December 31, 2005 and 2004 respectively.

Cash flows

Contributions

        At December 31, 2005, all of the Company's pension plans have projected benefit obligations exceeding plan assets totaling £46.5 million. The Company will need to fund these deficits in accordance with the laws and regulations of the United Kingdom. The Company expects to contribute a total of approximately £2.2 million during 2006.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2005 and include estimated future employee services.

Pension Benefits
(in millions)
2006	£ 7.5
2007	8.2
2008	8.9
2009	9.6
2010	10.3
Years 2011–2015	64.8

Defined Contribution Pension Plans

        The Company's subsidiaries operate defined contribution pension plans in the UK. The Company's expense in relation to these plans was £9.2 million, £9.2 million and £9.5 million for the years ended December 31, 2005, 2004 and 2003 respectively.

13.   Other Charges Including Restructuring Charges

        Other charges in 2005 of £23.6 million largely relate to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated. Other charges of £22.4 million in 2004 relate to NTL's announcement to consolidate call centers and include £11.7 million for involuntary employee termination and related costs of £2.2 million for lease exit costs and £8.5 million for other costs including recruitment and training costs. On April 7, 2004, NTL announced the consolidation over the next 18 months of its 13 UK customer service call centers into three equipped to handle anticipated expansion of its customer base. Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the UK. As part of the consolidation, NTL made additional investments in technology and training in order to streamline processes and generate efficiencies. This program was completed as of December 31, 2005 at a total cost of £23.7 million.

        Other charges of £13.9 million in 2003 relate the Company's actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. The employee severance and related costs in 2003 were for approximately 940 employees all of whom were terminated by the Company as of December 31, 2005.

        The following table summarizes the restructuring charges incurred and utilized in 2003, 2004 and 2005 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2002	£11.8	£48.4	£0.7	£0.8	£61.7
Released	(2.0)	(0.7)	(0.2)	(0.9)	(3.8)
Charged to expense	17.3	—	0.3	0.1	17.7
Utilized	(27.1)	(11.1)	(0.6)	—	(38.8)

Balance, December 31, 2003	—	36.6	0.2	—	36.8
Released	—	—	—	—	—
Charged to expense	11.7	2.2	—	8.5	22.4
Utilized	(10.1)	(12.0)	(0.1)	(8.5)	(30.7)

Balance, December 31, 2004	1.6	26.8	0.1	—	28.5
Released	—	—	(0.1)	(0.1)	(0.2)
Charged to expense	0.8	23.0	—	0.1	23.9
Utilized	(2.4)	(7.3)	—	—	(9.7)

Balance, December 31, 2005	£—	£42.5	£—	£—	£42.5

14.   Income Taxes

        The expense benefit for income taxes consists of the following (in millions):

	Year ended December 31,
	2005	2004	2003
Deferred:
UK taxes	£—	£—	£0.9

Total deferred	£—	£—	£0.9

        The Company does not have any tax expense for 2005.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2005	2004
Deferred tax liabilities:
Intangibles	£64.7	£96.3
Depreciation and amortization	—	24.1

Total deferred tax liabilities	64.7	120.4
Deferred tax assets:
Net operating losses	822.7	840.9
Capital losses	3,654.9	3,656.0
Depreciation and amortization	1,253.9	1,160.5
Accrued expenses	5.9	7.3
Other	44.9	26.2

Total deferred tax assets	5,782.3	5,690.9
Valuation allowance for deferred tax assets	5,717.6	5,570.5

Net deferred tax assets	64.7	120.4

Net deferred tax liabilities	£—	£—

        A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at January 10, 2003 is reduced the benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. The majority of the valuation allowance would be treated in this way.

        The Company has United Kingdom net operating loss carryforwards of approximately £2.7 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, which have an additional US net operating loss carryforward amount of approximately £1.3 billion. US tax rules will severely limit the Company's ability to utilize a significant portion of the US losses. The Company also has United Kingdom capital loss carryforwards of approximately £12.2 billion that have no expiration date. However, the Company does not expect to realize any significant benefit from these capital losses, which can only be used to the extent the Company generates United Kingdom taxable capital gain income in the future.

        At December 31, 2005, the Company had fixed assets on which future United Kingdom tax deductions can be claimed of approximately £7.2 billion. The maximum that can be claimed in any one year is 25% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at UK statutory rates to income tax expense is as follows (in millions):

	Year ended December 31,
	2005	2004	2003
Benefit at UK statutory rate (30%)	£69.6	£174.3	£156.7
Add:
Non-deductible expenses	(7.6)	(57.5)	(7.2)
Foreign losses with no benefit	(62.0)	(116.8)	(148.6)

	£—	£—	£0.9

15.   Related Party Transactions

        The Company is a wholly-owned subsidiary of NTL. The Company charges NTL and its other affiliates for operating costs and selling, general and administrative expenses incurred by the Company on their behalf. The following information summarizes the Company's significant related party transactions with NTL and its affiliates (in millions):

	Year ended December 31,
	2005	2004	2003
Operating costs	£47.3	£38.4	£38.8
Selling, general and administrative expenses	35.4	29.8	27.8

	£82.7	£68.2	£66.6

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

        Intercompany interest is charged from/to the Company by NTL and its affiliates based on intercompany debt balances. Intercompany interest income and expense is calculated using a weighted average interest rate of external borrowings by NTL and its affiliates. The following information summarizes the amounts of intercompany interest charged from/to the Company by NTL and its affiliates, which is included within interest income and expense in the Company's statements of operations (in millions):

	Year ended December 31,
	2005	2004	2003
Interest income	£2.1	£—	£—
Interest expense	94.1	132.0	53.3

        The amounts due to NTL and its affiliates included in the Company's consolidated balance sheets as of December 31, 2005 and 2004 were as follows (in millions):

	December 31,
	2005	2004
Due from affiliates	£61.0	£—
Interest payable	42.6	104.1
Amounts due to affiliates	111.8	132.0
Long-term debt	1,128.5	1,584.4

16.   Commitments and Contingent Liabilities

        At December 31, 2005, the Company was committed to pay approximately £144.4 million for equipment and services. This amount includes approximately £2.6 million for operations and maintenance contracts and other commitments from January 1, 2007 to 2010. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years is as follows (in millions):

Year ended December 31:
2006	£141.8
2007	2.6
2008	—
2009	—
2010	—

£144.4

        The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company's banks have provided guarantees in the form of performance bonds on the Company's behalf as part of the Company's contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended December 31:
2006	£12.2
2007	7.8
2008	—
2009	—
2010	—
Thereafter	—

£20.0

17.   Industry Segments

        All of the Company's revenue is generated in the United Kingdom and substantially all of the Company's long-lived assets are held in the United Kingdom. The Company has one reportable segment.

NTL INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)/ Additions		Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	£39.0	£36.1	£—	£(35.3	)(a)	£39.8

Year ended December 31, 2004
Allowance for doubtful accounts	£11.5	£26.2	£—	£1.3	(b)	£39.0

Year ended December 31, 2003
Allowance for doubtful accounts	£—	£12.2	£—	£(0.7	)(c)	£11.5

(a)
Uncollectible accounts written-off, net of recoveries, of £35.3 million.

(b)
Uncollectible accounts written-off, net of recoveries, of £(1.3) million.

(c)
Uncollectible accounts written-off, net of recoveries, of £0.7 million.