Form 10-Q
period 2006-03-31
NTL HOLDINGS INC.
filed 2006-05-12
CIK 906347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22616

NTL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1822078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 906-8440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer ☒                      Accelerated filer ☐                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 1,000.

NTL HOLDINGS INC
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include:

•       the failure to obtain and retain expected synergies from the merger of the legacy NTL and Telewest businesses and from the proposed transactions with Virgin Mobile;

•       rates of success in executing, managing and integrating key acquisitions, including the merger with Telewest and the proposed transactions with Virgin Mobile;

•       the ability to achieve business plans for the combined company;

•       the ability to manage and maintain key customer relationships;

•       the ability to fund debt service obligations through operating cash flow;

•       the ability to obtain additional financing in the future and react to competitive and technological changes;

•       the ability to comply with restrictive covenants in NTL’s indebtedness agreements;

•       the ability to control customer churn;

•       the ability to compete with a range of other communications and content providers;

•       the effect of technological changes on NTL’s businesses;

•       the functionality or market acceptance of new products that NTL may introduce;

•       possible losses in revenues due to systems failures;

•       the ability to maintain and upgrade NTL’s networks in a cost-effective and timely manner;

•       the reliance on single-source suppliers for some equipment and software;

•      the ability to provide attractive programming at a reasonable cost; and

•       the extent to which NTL’s future earnings will be sufficient to cover its fixed charges.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our Form 10-K filed with the SEC on March 1, 2006 and NTL Incorporated (formerly known as Telewest Global, Inc.) Form 10-K filed with the SEC on February 28, 2006. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Change in Name

On March 3, 2006 NTL Incorporated changed its name to NTL Holdings Inc. as part of the merger transaction with Telewest Global, Inc. Simultaneously, Telewest Global, Inc changed its name to NTL Incorporated. References here to NTL refer to new NTL Incorporated except where the context otherwise requires.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NTL HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£280.5	£735.2
Restricted cash	3.3	3.4
Marketable securities	—	96.9
Accounts receivable—trade, less allowances for doubtful accounts of £39.1 (2006) and £41.7 (2005)	193.2	191.8
Prepaid expenses and other current assets	68.7	112.4
Total current assets	545.7	1,139.7
Fixed assets, net	3,270.8	3,294.9
Reorganization value in excess of amounts allocable to identifiable assets	193.0	193.0
Customer lists, net	221.0	247.6
Other intangible assets, net	2.3	2.4
Other assets, net of accumulated amortization of £10.5 (2006) and £32.2 (2005)	127.6	110.9
Total assets	£4,360.4	£4,988.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£136.5	£176.9
Accrued expenses and other current liabilities	280.6	291.1
Interest payable	46.5	37.8
Deferred revenue	104.6	103.2
Current portion of long-term debt	0.8	0.8
Total current liabilities	569.0	609.8
Long-term debt, net of current portion	4,108.0	2,279.2
Deferred revenue and other long-term liabilities	135.9	134.3
Deferred income taxes	9.2	9.2
Minority interest	0.6	1.0
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock—$.01 par value; authorized 5.0 (2006 and 2005) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 405.0 (2006) and 400.0 (2005) shares; issued nil (2006) and 88.4 (2005) and outstanding nil (2006) and 85.2 (2005) shares	—	1.2
Additional paid-in capital	2,563.3	2,671.0
Treasury stock	—	(114.0)
Accumulated other comprehensive income	27.7	45.5
Accumulated deficit	(3,053.3)	(648.7)
Total shareholders’ (deficit) equity	(462.3)	1,955.0
Total liabilities and shareholders’ equity	£4,360.4	£4,988.5

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL HOLDINGS INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three months ended March 31,
	2006	2005
Revenue	£487.5	£497.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(206.5)	(206.9)
Selling, general and administrative expenses	(125.6)	(119.8)
Other charges	(8.4)	(0.4)
Depreciation	(121.8)	(130.3)
Amortization	(26.7)	(27.4)
	(489.0)	(484.8)
Operating (loss) income	(1.5)	13.0
Other income (expense)
Interest income and other, net	7.0	6.5
Interest expense	(71.6)	(70.1)
Loss on extinguishment of debt	(32.4)	—
Losses from derivative instruments	(9.2)	—
Foreign currency transaction losses	(9.5)	(4.0)
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(117.2)	(54.6)
Income tax expense	—	(11.3)
Minority interest income	0.4	—
Cumulative effect of change in accounting principle	1.2	—
Loss from continuing operations	(115.6)	(65.9)
Discontinued operations
Income from discontinued operations before income taxes	—	7.3
Gain on disposal of assets	—	514.6
Income tax expense	—	(0.2)
Income from discontinued operations	—	521.7
Net (loss) income	£(115.6)	£455.8

See accompanying notes.

NTL HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2006	2005
Net cash provided by operating activities	£178.5	£157.4
Investing activities
Purchase of fixed assets	(118.4)	(73.8)
Proceeds from sale of assets	0.7	—
Decrease (increase) in restricted cash	0.1	(2.0)
Proceeds from sale of broadcast operations, net	—	1,221.4
Net cash (used in) provided by investing activities	(117.6)	1,145.6
Financing activities
Proceeds from employee stock option exercises	—	0.4
Purchase of stock	—	(69.2)
Fees paid for new borrowings	(50.8)	—
Principal payments on long-term debt	(1,445.1)	(500.2)
New borrowings	988.3	—
Net cash used in financing activities	(507.6)	(569.0)
Cash flow from discontinued operations
Net cash used by operating activities	—	(6.0)
Net cash used by investing activities	—	(3.0)
Net cash used in discontinued operations	—	(9.0)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(7.4)
(Decrease) increase in cash and cash equivalents	(454.7)	717.6
Cash and cash equivalents, beginning of period	735.2	125.2
Cash and cash equivalents, end of period	£280.5	£842.8

See accompanying notes.

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

On March 3, 2006, we merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc. or “Telewest’’), which we refer to as NTL, and the merger  has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the UK’s largest provider of residential broadband and triple play services. In connection with this transaction, Telewest Global, Inc. changed its name to NTL Incorporated.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions and Disposals

Proposed Acquisition of Virgin Mobile

On April 4, 2006, NTL announced that it had reached agreement with the independent board of directors of Virgin Mobile (UK) Holdings plc (“Virgin Mobile”) on the terms of a cash offer, with a share alternative offer and a share and cash alternative offer, to be made by NTL and one of its wholly-owned subsidiaries to acquire 100% of the shares of Virgin Mobile (the “Offer”). Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with 4.3 million customers.

Virgin Mobile shareholders may elect to receive, for each share of Virgin Mobile, (a) £3.72 in cash, (b) 0.23245 shares of NTL’s common stock, or (c) 0.18596 shares of NTL’s common stock plus £0.67 in cash. Virgin Group Investments Limited and Virgin Entertainment Investment Holdings Ltd. have irrevocably agreed to elect alternative (c) above in respect of Virgin Group’s aggregate beneficial interest in approximately 71.2% of Virgin Mobile’s shares. Other shareholders holding an additional 0.82% of Virgin Mobile have also irrevocably agreed to accept the Offer.

NTL and Virgin Mobile intend to implement the Offer through a U.K. Scheme of Arrangement. A document outlining the terms of the Offer and the Scheme of Arrangement in greater detail was posted to Virgin Mobile shareholders on or around April 28, 2006. Virgin Mobile shareholders will be asked at a meeting of shareholders to approve the Scheme of Arrangement. The court will then be asked to confirm the fairness of the Scheme. The transaction does not require approval by NTL’s shareholders.

NTL will finance the cash portion of the Offer (approximately £414 million, assuming that all of the shareholders other than those affiliated with the Virgin Group take cash), the refinancing of Virgin Mobile’s outstanding indebtedness (approximately £193 million as at September 30, 2005) and transactional expenses through £475 million of additional bank borrowings committed under its existing facility and cash on hand.

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 2—Acquisitions and Disposals (Continued)

Our subsidiary has also entered into a trademark license agreement with Virgin Enterprises Limited under which NTL’s existing right to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement is an exclusive license covering a number of aspects of NTL’s consumer business including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movies and other premium television content, and the branding and sale of certain communications equipment related to our consumer business, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of NTL’s revenues from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and NTL’s subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net is entitled to use the Virgin brand in relation to its internet business and, on the acquisition of Virgin Mobile, will replace the existing Virgin Mobile License agreement. The agreement has a term of 30 years, although NTL can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by NTL in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles NTL to use a corporate name that includes the Virgin name. Under the U.K. Takeover Code, the license agreement is subject to approval by a majority of the shareholders of Virgin Mobile other than those associated with affiliates of the Virgin Group.

Disposal of Broadcast and Ireland operations

On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the three months ended March 31, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £514.6 million.

On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from our results of continuing operations for the three months ended March 31, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations” in the Statements of Operations.

As a result of the sale of our broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the Broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively. Revenue from the Broadcast operations reported in discontinued operations for

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 2—Acquisitions and Disposals (Continued)

the three months ended March 31, 2005 was £21.4 million. Pre-tax income from Broadcast operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was £4.1 million. Revenue from the Ireland operations reported in discontinued operations for the  three months ended March 31, 2005 was £19.2 million. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was £3.2 million.

Note 3—Intangible Assets

Intangible assets consist of (in millions):

	Estimated Useful Life	March 31, 2006	December 31, 2005
		(Unaudited)
Reorganization value in excess of amounts allocable to identifiable assets		£193.0	£193.0
Intangible assets subject to amortization:
Costs
Trademark licenses	5 years	£3.2	£3.2
Customer lists	3 - 5 years	560.6	560.6
		563.8	563.8
Accumulated amortization
Trademark licenses		0.9	0.8
Customer lists		339.6	313.0
		340.5	313.8
		£223.3	£250.0

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £106.2 million in 2006, £105.6 million in 2007, £34.7 million in 2008, £3.5 million in 2009 and £nil in 2010.

Note 4—Long-Term Debt

Long-term debt consists of (in millions):

	March 31, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014	£244.3	£247.3
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	157.0	155.0
Senior credit facility	1,483.9	1,463.0
Senior bridge facility	1,809.0	—
Capital leases	38.1	38.2
Other	1.5	1.5
	4,108.8	2,280.0
Less: current portion	(0.8)	(0.8)
	£4,108.0	£2,279.2

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 4—Long-Term Debt (Continued)

The effective interest rates on the variable interest rate debt were as follows:

	March 31, 2006	December 31, 2005
Senior credit facility	6.2%	6.9%
Senior bridge facility	10.8%	—

In February 2006, NTL Holdings prepaid £100 million in respect of its senior credit facility. On March 3, 2006 NTL Holdings prepaid £1,358.1 million in respect of its senior credit facility utilizing £1.5 billion under NTL’s new senior credit facilities.

NTL’s new senior credit facilities provide for a senior secured credit facility in an aggregate principal amount of £3,775 million, comprising a £3.2 billion 5-year amortizing Tranche A term loan facility, a £175 million 5-year amortizing Tranche A-1 term loan facility, a £300 million 6 1/2 year bullet Tranche B-1 term loan facility, and a £100 million 5-year multicurrency revolving credit facility. Tranche A has been drawn in full whereas Tranches A-1 and B-1 remain undrawn as these tranches can only be issued for purposes of financing the purchase price for its potential acquisition of Virgin Mobile Holdings (UK) plc. NTL must satisfy certain conditions precedent typical for a transaction of this type in order to draw on these two tranches. NTL announced an offer on April 4, 2006 to acquire all outstanding shares of Virgin Mobile through a U.K. scheme of arrangement but no assurances can be made that such offer will be successful or that we will use these facilities to fund such offer.

NTL Holdings’s bridge facilities comprise a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion. This facility has been drawn in full in the U.S. dollar equivalent of $3,146.4 million and the proceeds were used in connection with the reverse acquisition of Telewest.

Note 5—Employee Benefit Plans

The components of net periodic pension cost in the three months ended March 31, 2006 and 2005 were are as follows (in millions) (unaudited):

	Three months ended March 31,
	2006	2005
Service costs	£0.7	£1.0
Interest costs	3.9	3.6
Expected return on plan assets	(4.2)	(3.4)
Settlements and curtailments	0.3	(0.1)
Net periodic benefit costs	£0.7	£1.1

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three months ended March 31, 2006 we contributed £0.5 million to our pension plans. We anticipate contributing an additional £1.7 million to fund our pension plans in 2006 for a total of £2.2 million.

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 6—Other Charges Including Restructuring Charges

Other charges of £8.4 million for the three months ended March 31, 2006, relate to employee termination costs and provisions on properties that have been vacated following the reverse acquisition of Telewest.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at March 31, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£ —	£ 45.3	£ 45.3
Charged to expense	—	1.1	1.1
Utilized	—	(1.0)	(1.0)
Balance, March 31, 2006	£ —	£ 45.4	£ 45.4

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£ —	£ —	£ —
Charged to expense	3.4	3.9	7.3
Utilized	(3.4)	—	(3.4)
Balance, March 31, 2006	£ —	£ 3.9	£ 3.9

Note 7—Stockholders’ Equity and Share Based Compensation

Stockholders’ Equity

In connection with the reverse acquisition of Telewest on March 3, 2006, each share of NTL Holdings Inc (formerly known as NTL Incorporated) common stock issued and outstanding immediately prior to the effective time of the reverse acquisition was converted into the right to receive 2.5 shares of NTL Incorporated (formerly known as Telewest Global, Inc.) new common stock, for a total of approximately 212.9 million shares of NTL Incorporated new common stock. Accordingly 85.2 million shares of NTL Holdings Inc. common stock outstanding as at that date were cancelled. Concurrently, the limited liability company interests of a wholly owned subsidiary of NTL Incorporated were converted into 1,000 shares of NTL Holdings common stock pursuant to the merger of that subsidiary into NTL Holdings.

As at March 31, 2006, we had authorized capital stock totaling 405.0 million and 1,000 issued and outstanding shares of common stock.

Share Based Compensation

On March 2, 2006 the outstanding options to purchase shares of NTL Holdings Inc. common stock were exchanged for options to purchase shares of NTL Incorporated new common stock with the same terms and conditions. Accordingly, we have no stock based compensation plans at March 31, 2006. Certain

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 7—Stockholders’ Equity and Share Based Compensation (Continued)

of our employees participate in the stock-based compensation plans of NTL, which are described in NTL Holdings’ 2005 Annual Report on Form 10-K.

As disclosed in NTL  Holdings’ 2005 Annual Report on Form 10-K, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments effective January 1, 2006. As a result, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods

Note 8—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended March 31,
	2006	2005
Net (loss) income for period	£ (115.6)	£ 455.8
Currency translation adjustment	(17.0)	(4.7)
Net unrealized (losses) gains on derivatives	(0.8)	7.6
Comprehensive (loss) income	£ (133.4)	£ 458.7

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2006	December 31, 2005
	(unaudited)
Foreign currency translation	£ 47.5	£ 64.5
Pension liability adjustments	(18.2)	(18.2)
Net unrealized losses on derivatives	(1.6)	(0.8)
	£ 27.7	£ 45.5

Note 9—Income Taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 9—Income Taxes (Continued)

changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

Note 10—Commitments and Contingent Liabilities

At March 31, 2006, we were committed to pay approximately £141.1 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately £2.1 million for operations and maintenance contracts and other commitments from April 1, 2007 to 2011. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended March 31
2007	£ 139.0
2008	2.1
2009	—
2010	—
2011	—
Thereafter	—
£ 141.1

The Company is involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

The Company’s banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended March 31
2007	£ 12.3
2008	—
2009	—
2010	—
2011	—
Thereafter	7.8
£ 20.1

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 11—Related Party Transactions

The Company is a wholly owned subsidiary of NTL (formerly known as Telewest Global, Inc.). The following information summarizes the Company’s significant related party transactions with NTL and its affiliates (in millions) (unaudited):

	Three months ended March 31,
	2006	2005
Revenue	£ 0.2	£ —
Operating costs	2.5	—

The amounts due to NTL and its affiliates as of March 31, 2006 and December 31, 2005 were as follows (in millions);

	March 31,	December 31,
	2006	2005
	(unaudited)
Due from affiliates	£ 0.2	£ —
Due to affiliates	2.8	—

Note 12—Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

Note 13—Condensed consolidated financial information

On April 13, 2004, our wholly owned subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes. On July 15, 2005 the $100 million principal amount of the floating rate notes were redeemed. We and certain of our subsidiaries, namely Cable Communications Funding Corp., NTL (UK) Group, Inc. and NTL Communications Limited, have guaranteed the Senior Notes on a senior basis. NTL Investment Holdings Limited, or NTLIH, has guaranteed the Senior Notes on a senior subordinated basis.

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 13—Condensed consolidated financial information (Continued)

We present the following condensed consolidated financial information as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and March 31, 2005 as required by Article 3-10(d) of Regulation S-X.

	March 31, 2006
			Other		All other
Balance sheets	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£ 30.6	£ —	£ —	£ 5.4	£ 244.5	£ —	£ 280.5
Restricted cash	—	—	—	—	3.3	—	3.3
Other current assets	27.6	—	0.3	—	234.0	—	261.9
Total current assets	58.2	—	0.3	5.4	481.8	—	545.7
Fixed assets, net	—	—	—	—	3,270.8	—	3,270.8
Intangible assets, net	—	—	(14.4)	—	430.7	—	416.3
Investments in, and loans to, affiliates	1,369.4	1,550.3	1,242.8	3,757.7	246.8	(8,167.0)	—
Other assets, net	44.3	—		42.8	40.5	—	127.6
Total assets	£ 1,471.9	£ 1,550.3	£ 1,228.7	£ 3,805.9	£ 4,470.6	£ (8,167.0)	£ 4,360.4
Current liabilities	£ 115.2	£ 32.0	£ —	£ 1,239.1	£ 355.3	£ (1,172.6)	£ 569.0
Long-term debt	1,819.0	849.8	—	1,857.4	4,500.8	(4,919.0)	4,108.0
Other long-term liabilities	—	—	17.8	38.0	89.3	—	145.1
Minority interest	—	—	—	—	0.6	—	0.6
Shareholders’ (deficit) equity	(462.3)	668.5	1,210.9	671.4	(475.4)	(2,075.4)	(462.3)
Total liabilities and shareholders’ equity	£ 1,471.9	£ 1,550.3	£ 1,228.7	£ 3,805.9	£ 4,470.6	£ (8,167.0)	£ 4,360.4

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 13—Condensed consolidated financial information (Continued)

	December 31, 2005
			Other		All other
Balance sheets	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£446.6	£—	£—	£5.4	£283.2	£—	£735.2
Restricted cash	—	—	—	—	3.4	—	3.4
Marketable securities	96.9	—	—	—	—	—	96.9
Other current assets	68.1	—	0.3	—	235.8	—	304.2
Total current assets	611.6	—	0.3	5.4	522.4	—	1,139.7
Fixed assets, net	—	—	—	—	3,294.9	—	3,294.9
Intangible assets, net	—	—	(14.4)	—	457.4	—	443.0
Investments in, and loans to, affiliates	1,375.0	1,638.6	1,340.4	3,836.0	680.5	(8,870.5)	—
Other assets, net	—	—	—	69.0	41.9	—	110.9
Total assets	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5
Current liabilities	£21.6	£18.9	£—	£69.7	£622.0	(£122.4)	£609.8
Long-term debt	10.0	869.1	—	3,055.2	4,666.3	(6,321.4)	2,279.2
Other long-term liabilities	—	—	17.8	31.8	93.9	—	143.5
Minority interest	—	—	—	—	1.0	—	1.0
Shareholders’ equity (deficit)	1,955.0	750.6	1,308.5	753.7	(386.1)	(2,426.7)	1,955.0
Total liabilities and shareholders’ equity	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 13—Condensed consolidated financial information (Continued)

	Three months ended March 31, 2006
			Other		All other
Statements of operations	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
				(in millions)
Revenue	£—	£—	£—	£—	£487.5	£—	£487.5
Operating costs	—	—	—	—	(206.5)	—	(206.5)
Selling, general and administrative expenses	(2.5)	—	—	—	(123.1)	—	(125.6)
Other charges	—	—	—	—	(8.4)	—	(8.4)
Depreciation and amortization	—	—	—	—	(148.5)	—	(148.5)
Operating (loss) income	(2.5)	—	—	—	1.0	—	(1.5)
Interest and other income, net	3.8	19.5	4.2	64.7	6.5	(91.7)	7.0
Interest expense	(22.1)	(19.2)	—	(53.2)	(68.8)	91.7	(71.6)
Loss on extinguishment of debt	—	—	—	—	(32.4)	—	(32.4)
Losses from derivative instruments	—	—	—	(9.2)	—	—	(9.2)
Foreign currency (losses) gains	(16.8)	—	—	4.6	2.7	—	(9.5)
Minority interest income	—	—	—	—	0.4	—	0.4
Effect of change in accounting principle	—	—	—	—	1.2	—	1.2
(Loss) income from continuing operations	(37.6)	0.3	4.2	6.9	(89.4)	—	(115.6)
Equity in net loss of subsidiaries	(78.0)	(81.5)	(82.3)	(88.4)	—	330.2	—
Net loss	£(115.6)	£(81.2)	£(78.1)	£(81.5)	£(89.4)	£330.2	£(115.6)

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 13—Condensed consolidated financial information (Continued)

	Three months ended March 31, 2005
			Other		All other
Statements of operations	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
				(in millions)
Revenue	£—	£—	£—	£—	£497.8	£—	£497.8
Operating costs	—	—	—	—	(206.9)	—	£(206.9)
Selling, general and administrative expenses	(3.9)	—	—	—	(115.9)	—	£(119.8)
Other charges	—	—	—	—	(0.4)	—	£(0.4)
Depreciation and amortization	—	—	—	—	(157.7)	—	£(157.7)
Operating (loss) income	(3.9)	—	—	—	16.9	—	13.0
Interest and other income, net	2.9	26.9	12.7	77.1	3.5	(116.6)	6.5
Interest expense	(0.1)	(27.5)	(0.1)	(83.1)	(75.9)	116.6	(70.1)
Foreign currency (losses) gains	(0.3)	—	—	(24.7)	21.0	—	(4.0)
Income tax expense	—	—	(11.3)	—	—	—	(11.3)
(Loss) income from continuing operations	(1.4)	(0.6)	1.3	(30.7)	(34.5)	—	(65.9)
Income from discontinued operations	—	—	—	—	521.7	—	521.7
Equity in net income of subsidiaries	457.2	447.2	454.3	477.9	—	(1,836.6)	—
Net income	£455.8	£446.6	£455.6	£447.2	£487.2	£(1,836.6)	£455.8

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 13—Condensed consolidated financial information (Continued)

	Three months ended March 31, 2006
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash provided by (used in) operating activities	£112.5	£0.4	£(18.2)	£(23.7)	£107.5	£—	£178.5
Investing activities:
Purchases of fixed assets	—	—	—	—	(118.4)	—	(118.4)
Repayments from (advances to) affiliates	—	17.8	36.9	1,228.2	—	(1,282.9)	—
Increase in restricted cash	—	—	—	—	0.1	—	0.1
Proceeds from the sale of assets	—	—	—	—	0.7	—	0.7
Net cash provided by (used in) investing activities	—	17.8	36.9	1,228.2	(117.6)	(1,282.9)	(117.6)
Financing activities:
Proceeds from borrowings, net	(495.6)	—	—	284.3	1,199.6	—	988.3
Financing fees	(24.9)	—	—	(25.9)	—	—	(50.8)
Principal payments	—	—	—	(1,445.1)	—	—	(1,445.1)
Intercompany debt repayments	—	(18.2)	(18.7)	(17.8)	(1,228.2)	1,282.9	—
Net cash used in financing activities	(520.5)	(18.2)	(18.7)	(1,204.5)	(28.6)	1,282.9	(507.6)
Effect of exchange rate changes	(8.0)	—	—	—	—	—	(8.0)
Decrease in cash and cash equivalents	(416.0)	—	—	—	(38.7)	—	(454.7)
Cash and cash equivalents, start of period	446.6	—	—	5.4	283.2	—	735.2
Cash and cash equivalents, end of period	£30.6	£—	£—	£5.4	£244.5	£—	£280.5

co

NTL HOLDINGS INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 13—Condensed consolidated financial information (Continued)

	Three months ended March 31, 2005
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash (used in) provided by operating activities	£(6.9)	£(10.0)	£3.5	£20.8	£150.0	£—	£157.4
Investing activities:
Purchases of fixed assets	—	—	—	—	(73.8)	—	(73.8)
Repayments from (advances to) affiliates	56.8	587.2	1,220.0	581.3	—	(2,445.3)	—
Dividends received	523.8	—	—	—	—	(523.8)	—
Increase in restricted cash	—	—	—	—	(2.0)	—	(2.0)
Proceeds from sale of Broadcast operations	—	—	—	—	1,221.4	—	1,221.4
Net cash provided by investing activities	580.6	587.2	1,220.0	581.3	1,145.6	(2,969.1)	1,145.6
Financing activities:
Proceeds from borrowings, net	10.0	—	—	529.0	—	(539.0)	—
Dividends paid	—	—	(523.8)	—	—	523.8	—
Proceeds from employee stock options	0.4	—	—	—	—	—	0.4
Principal payments	—	—	—	(500.2)	—	—	(500.2)
Intercompany debt repayments	—	(577.1)	(699.7)	(587.2)	(1,120.3)	2,984.3	—
Purchase of stock	(69.2)	—	—	—	—	—	(69.2)
Net cash used in financing activities	(58.8)	(577.1)	(1,223.5)	(558.4)	(1,120.3)	2,969.1	(569.0)
Cashflow from discontinued operations	—	—	—	—	(9.0)	—	(9.0)
Effect of exchange rate changes	(7.4)	—	—	—	—	—	(7.4)
Increase in cash and cash equivalents	507.5	0.1	—	43.7	166.3	—	717.6
Cash and cash equivalents, start of period	38.2	1.1	—	—	85.9	—	125.2
Cash and cash equivalents, end of period	£545.7	£1.2	£—	£43.7	£252.2	£—	£842.8

NTL INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

March 31, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£249.4	£288.1
Restricted cash	2.5	2.6
Accounts receivable—trade, less allowances for doubtful accounts of £37.5 (2006) and £39.8 (2005)	180.1	178.2
Prepaid expenses and other current assets	41.1	42.2
Total current assets	473.1	511.1
Fixed assets, net	3,094.1	3,114.3
Reorganization value in excess of amounts allocable to identifiable assets	197.9	197.9
Customer lists, net	205.1	229.8
Other intangible assets, net	2.3	2.4
Due from affiliates	62.1	61.0
Other assets, net of accumulated amortization of £4.8 (2006) and £32.2 (2005)	83.3	110.9
Total assets	£4,117.9	£4,227.4
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£136.5	£176.7
Accrued expenses and other current liabilities	257.7	266.7
Interest payable	73.6	65.2
Deferred revenue	96.0	95.3
Due to affiliates	1,320.7	111.8
Current portion of long-term debt	0.8	0.8
Total current liabilities	1,885.3	716.5
Long-term debt, net of current portion	1,433.3	2,630.4
Deferred revenue and other long-term liabilities	127.3	125.8
Minority interest	0.6	1.0
Commitments and contingent liabilities
Shareholders’ equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2006 and 2005); issued and outstanding 121,006 (2006 and 2005) ordinary shares	—	—
Additional paid-in capital	1,399.9	1,399.9
Accumulated other comprehensive loss	(19.8)	(19.0)
Accumulated deficit	(708.7)	(627.2)
Total shareholders’ equity	671.4	753.7
Total liabilities and shareholders’ equity	£4,117.9	£4,227.4

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three months ended March 31,
	2006	2005
Revenue	£457.3	£467.1
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(194.0)	(198.5)
Selling, general and administrative expenses	(114.1)	(105.0)
Other charges	(7.8)	(0.4)
Depreciation	(116.0)	(124.1)
Amortization	(24.8)	(25.6)
	(456.7)	(453.6)
Operating income	0.6	13.5
Other income (expense)
Interest income and other, net	3.2	3.7
Interest expense	(52.6)	(80.9)
Loss on extinguishment of debt	(32.4)	—
Losses on derivative instruments	(9.2)	—
Foreign currency transaction gains (losses)	7.3	(3.7)
Loss from continuing operations before minority interest and cumulative effect of change in accounting principle	(83.1)	(67.4)
Minority interest income	0.4	—
Cumulative effect of change in accounting principle	1.2	—
Loss from continuing operations	(81.5)	(67.4)
Discontinued operations
Income from discontinued operations before income taxes	—	7.3
Gain on disposal of assets	—	507.5
Income tax expense	—	(0.2)
Income from discontinued operations	—	514.6
Net (loss) income	£(81.5)	£447.2

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three months ended March 31,
	2006	2005
Net cash provided by operating activities	£73.9	£52.8
Investing activities
Purchase of fixed assets	(118.4)	(66.8)
Investments in and loans to affiliates	1,207.8	—
Decrease in restricted cash	0.1	—
Proceeds from sale of fixed assets	2.0	—
Proceeds from sale of broadcast operations, net	—	1,219.8
Net cash provided by investing activities	1,091.5	1,153.0
Financing activities
Principal payments on long-term debt	(1,462.5)	(986.9)
New borrowings	284.3	—
Financing fees	(25.9)	—
Net cash used in financing activities	(1,204.1)	(986.9)
Cash flow from discontinued operations
Net cash used by operating activities	—	(6.0)
Net cash used by investing activities	—	(3.0)
Net cash used in discontinued operations	—	(9.0)
(Decrease) increase in cash and cash equivalents	(38.7)	209.9
Cash and cash equivalents, beginning of period	288.1	85.5
Cash and cash equivalents, end of period	£249.4	£295.4

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

We are a wholly-owned subsidiary of NTL Holdings Inc, (formerly NTL Incorporated) or NTL Holdings.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for NTL Holdings for the year ended December 31, 2005.

On March 3, 2006, NTL Holdings merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) which we refer to as NTL and the merger has been accounted for as a reverse acquisition of Telewest Global, Inc. or Telewest using the purchase method. This merger created the UK’s largest provider of residential broadband and the UK’s leading provider of triple play services. In connection with this transaction, Telewest changed its name to NTL Incorporated.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions and Disposals

Proposed Acquisition of Virgin Mobile

On April 4, 2006, NTL announced that it had reached agreement with the independent board of directors of Virgin Mobile (UK) Holdings plc (“Virgin Mobile”) on the terms of a cash offer, with a share alternative offer and a share and cash alternative offer, to be made by NTL and one of its wholly-owned subsidiaries to acquire 100% of the shares of Virgin Mobile (the “Offer”). Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with 4.3 million customers.

Virgin Mobile shareholders may elect to receive, for each share of Virgin Mobile, (a) £3.72 in cash, (b) 0.23245 shares of NTL’s common stock, or (c) 0.18596 shares of NTL’s common stock plus £0.67 in cash from us. Virgin Group Investments Limited and Virgin Entertainment Investment Holdings Ltd. have irrevocably agreed to elect alternative (c) above in respect of Virgin Group’s aggregate beneficial interest in approximately 71.2% of Virgin Mobile’s shares. Other shareholders holding an additional 0.82% of Virgin Mobile have also irrevocably agreed to accept the Offer.

NTL and Virgin Mobile intend to implement the Offer through a U.K. Scheme of Arrangement. A document outlining the terms of the Offer and the Scheme of Arrangement in greater detail was posted to Virgin Mobile shareholders on or around April 28, 2006. Virgin Mobile shareholders will be asked at a meeting of shareholders to approve the Scheme of Arrangement. The court will then be asked to confirm the fairness of the Scheme. The transaction does not require approval by NTL’s shareholders.

We will finance the cash portion of the Offer (approximately £414 million, assuming that all of the shareholders other than those affiliated with the Virgin Group take cash), the refinancing of Virgin Mobile’s outstanding indebtedness (approximately £193 million as at September 30, 2005) and

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 2—Acquisitions and Disposals (Continued)

transactional expenses through £475 million of additional bank borrowings committed under its existing facility and cash on hand.

One of our subsidiaries has also entered into a trademark license agreement with Virgin Enterprises Limited under which NTL will be entitled to use certain Virgin trade marks within the United Kingdom and Ireland. The agreement is an exclusive license covering a number of aspects of NTL’s consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movies and other premium television content, and the branding and sale of certain communications equipment related to NTL’s consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of NTL’s revenues from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and the company’s subsidiary Virgin.Net). The agreement replaces the existing license agreement under which NTL’s subsidiary Virgin.net is entitled to use the Virgin brand in relation to its internet business and, on the acquisition of Virgin Mobile, will replace the existing Virgin Mobile license agreement. The agreement has a term of 30 years, although NTL can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by NTL in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles NTL to use a corporate name that includes the Virgin name. Under the U.K. Takeover Code, the license agreement is subject to approval by a majority of the shareholders of Virgin Mobile other than those associated with affiliates of the Virgin Group.

Disposal of Broadcast and Ireland operations

On December 1, 2004, NTL Holdings reached an agreement for the sale of its broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the three months ended March 31, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £507.5 million.

On May 9, 2005, NTL Holdings sold its operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from its results of continuing operations for the three months ended March 31, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations” in the Statements of Operations.

As a result of the sale of NTL Holdings’ broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 2—Acquisitions and Disposals (Continued)

and liabilities of the Broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively. Revenue from the Broadcast operations reported in discontinued operations for the three months ended March 31, 2005 was £21.4 million. Pre-tax income from Broadcast operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was £4.1 million. Revenue from the Ireland operations reported in discontinued operations for the three months ended March 31, 2005 was £19.2 million. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was £3.2 million.

Note 3—Intangible Assets

Intangible assets consist of (in millions):

	Estimated Useful Life	March 31, 2006	December 31, 2005
		(Unaudited)
Reorganization value in excess of amounts allocable to identifiable assets		£197.9	£197.9
Intangible assets subject to amortization:
Costs
Trademark licenses	5 years	£3.2	£3.2
Customer lists	3 - 5 years	519.4	519.4
		522.6	522.6
Accumulated amortization
Trademark licenses		0.9	0.8
Customer lists		314.3	289.6
		315.2	290.4
		£207.4	£232.2

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £98.5 million in 2006, £97.8 million in 2007, £32.3 million in 2008, £3.6 million in 2009 and £nil in 2010.

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 4—Long-Term Debt

Long-term debt consists of (in millions):

	March 31, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014 to NTL Cable plc	£244.3	£247.3
9.75% Sterling Senior Notes due 2014 to NTL Cable plc	375.0	375.0
8.75% Euro Senior Notes due 2014 to NTL Cable plc	157.0	155.0
Senior credit facility	284.3	1,463.0
Floating Rate Loan Note due 2012 to NTL Cable plc	58.2	58.2
Other loan notes due to affiliates	275.7	293.0
Capital leases	38.1	38.2
Other	1.5	1.5
	1,434.1	2,631.2
Less: current portion	(0.8)	(0.8)
	£1,433.3	£2,630.4

The effective interest rates on the variable interest rate debt were as follows:

	March 31, 2006	December 31, 2005
Floating Rate Loan Note due 2012	9.6%	8.3%
Senior credit facility	6.2%	6.9%

In February 2006, NTL Holdings prepaid £100 million in respect of its senior credit facility. On March 3, 2006 NTL Holdings prepaid £1,358.1 million in respect of its senior credit facility, utilizing NTL’s new senior credit facilities, under which we are a borrower and guarantor.

NTL’s new senior credit facilities provide for a senior secured credit facility in an aggregate principal amount of £3,775 million, comprising a £3.2 billion 5-year amortizing Tranche A term loan facility, a £175 million 5-year amortizing Tranche A-1 term loan facility, a £300 million 6 1/2 year bullet Tranche B-1 term loan facility, and a £100 million 5-year multicurrency revolving credit facility. Tranche A has been drawn in full whereas Tranches A-1 and B-1 remain undrawn as these tranches can only be issued for purposes of financing the purchase price for NTL’s potential acquisition of Virgin Mobile Holdings (UK) plc. NTL must satisfy certain conditions precedent typical for a transaction of this type in order to draw on these two tranches. NTL announced an offer on April 4, 2006 to acquire all outstanding shares of Virgin Mobile through a U.K. scheme of arrangement but no assurances can be made that such offer will be successful or that NTL will use these facilities to fund such offer.

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 5—Employee Benefit Plans

The components of net periodic pension cost in the three months ended March 31, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended March 31,
	2006	2005
Service costs	£0.7	£1.0
Interest costs	3.9	3.6
Expected return on plan assets	(4.2)	(3.4)
Settlements and curtailments	0.3	—
Net periodic benefit costs	£0.7	1.2

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three months ended March 31, 2006 we contributed £0.5 million to our pension plans. We anticipate contributing an additional £1.7 million to fund our pension plans in 2006 for a total of £2.2 million.

Note 6—Other Charges Including Restructuring Charges

Other charges of £7.8 million for the three months ended March 31, 2006, relate to employee termination costs and provisions on properties that have been vacated following the reverse acquisition of Telewest.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at March 31, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£42.5	£42.5
Charged to expense	—	1.0	1.0
Utilized	—	(0.9)	(0.9)
Balance, March 31, 2006	£—	£42.6	£42.6

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Charged to expense	3.2	3.6	6.8
Utilized	(3.2)	—	(3.2)
Balance, March 31, 2006	£—	£3.6	£3.6

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 7—Stockholders’ Equity

Stock Option Plans

We are an indirect, wholly-owned subsidiary of NTL. Accordingly, we have no stock-based compensation plans. As at March 31, 2006, certain of our employees participated in the stock-based compensation plans of NTL, which are described in NTL Holding’s 2005 Annual Report on Form 10-K.

As disclosed in NTL Holding’s 2005 Annual Report on Form 10-K, NTL Holdings adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment effective January 1, 2006. As a result, we recorded a cumulative effect of a change in accounting principle of £1.2 million  to reduce compensation expense recognized in previous periods.

Note 8—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended March 31
	2006	2005
Net (loss) income for period	£(81.5)	£447.2
Net unrealized (loss) gain on derivatives	(0.8)	7.6
Comprehensive (loss) income	£(82.3)	£454.8

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions);

	March 31, 2006	December 31, 2005
	(unaudited)
Pension liability adjustments	£(18.2)	£(18.2)
Net unrealized losses on derivatives	(1.6)	(0.8)
	£(19.8)	£(19.0)

Note 9—Income Taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 9—Income Taxes (Continued)

additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

Note 10—Related Party Transactions

The Company is a indirect, wholly-owned subsidiary of NTL Inc. (formerly known as Telewest Global, Inc.). The following information summarizes the Company’s significant related party transactions with NTL and its affiliates (in millions) (unaudited):

	Three months ended March 31,
	2006	2005
Revenue	£0.2	£—
Operating costs	15.0	9.2
Selling, general and administrative expenses	9.0	10.1

Intercompany interest is charged from/to the Company by NTL and its affiliates based on intercompany debt balances. Intercompany interest income and expense is calculated using a weighted average interest rate of external borrowings by NTL and its affiliates. The following information summarizes the amounts of intercompany interest charged from/to the Company by NTL and its affiliates, which is included within interest income and expense in the Company’s statements of operations (in millions) (unaudited)

	Three months ended March 31,
	2006	2005
Interest income	£3.2	£—
Interest expense	24.0	29.9

The amounts due to NTL and its affiliates included in our consolidated balance sheets as of March 31, 2006 and December 31, 2005 were as follows (in millions):

s	March 31, 2006	December 31, 2005
	(unaudited)
Due from affiliates	£62.4	£29.4
Interest payable	63.9	49.1
Amounts due to affiliates	1,323.4	106.4
Long-term debt.	1,110.3	1,016.8

Note 11—Commitments and Contingent Liabilities

At March 31, 2006, we were committed to pay approximately £141.1 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately £2.1 million for operations and maintenance contracts and other commitments from April 1, 2007 to 2011. The aggregate

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 11—Commitments and Contingent Liabilities (Continued)

amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended March 31
2007	£139.0
2008	2.1
2009	—
2010	—
2011	—
Thereafter	—
£141.1

The Company is involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

The Company’s banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended March 31
2007	£12.3
2008	—
2009	—
2010	—
2011	—
Thereafter	7.8
£20.1

Note 12—Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NTL Holdings Inc. is one of the leading communications and content distribution companies in the U.K., providing internet access, telephone and television services to 3.1 million on-net residential customers, including 1.7 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies’ telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a “triple play” bundle of internet, telephone and television services through competitively priced bundled packages. We also provide a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

Our services are delivered through our wholly owned local access communications network passing approximately 8.0 million homes in the U.K. The design and capability of our network provides us with the ability to offer “triple play” bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

Our consolidated revenue for the three months ended March 31, 2006 was £487.5 million. Our revenues by sales channel as a percentage of total revenue for the three months ended March 31, 2006 and 2005 are set forth in the table below:

	Three months ended March 31,
	2006	2005
Revenue:
Consumer	78.5%	77.2%
Business	21.5%	22.8%
Total revenue	100.0%	100.0%

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

•      facility related costs, such as rent, utilities and rates; and

•       allowances for doubtful accounts.

Acquisitions and Disposals

Reverse Acquisition of Telewest

On March 3, 2006, we merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) and the merger  has been accounted for as a reverse acquisition of Telewest Global, Inc. or Telewest using the purchase method. This merger created the UK’s largest provider of residential broadband and triple play services. In connection with this transaction, Telewest changed its name to NTL Incorporated. The total purchase price of approximately £3.5 billion includes cash of approximately £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £33.3 million and estimated direct transaction costs of £25.1 million.

Proposed Acquisition of Virgin Mobile

On April 4, 2006, NTL announced that it had reached agreement with the independent board of directors of Virgin Mobile (UK) Holdings plc (“Virgin Mobile”) on the terms of a cash offer, with a share alternative offer and a share and cash alternative offer, to be made by NTL and one of its wholly-owned subsidiaries to acquire 100% of the shares of Virgin Mobile. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with 4.3 million customers.

NTL and Virgin Mobile intend to implement the Offer through a U.K. Scheme of Arrangement. A document outlining the terms of the Offer and the Scheme of Arrangement in greater detail was posted to Virgin Mobile shareholders on or around April 28, 2006. Virgin Mobile shareholders will be asked at a meeting of shareholders to approve the Scheme of Arrangement. The court will then be asked to confirm the fairness of the Scheme. The transaction does not require approval by NTL’s shareholders.

NTL will finance the cash portion of the Offer (approximately £414 million, assuming that all of the shareholders other than those affiliated with the Virgin Group take cash), the refinancing of Virgin Mobile’s outstanding indebtedness (approximately £193 million as at September 30, 2005) and transactional expenses through £475 million of additional bank borrowings committed under its existing facility and cash on hand.

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

On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley, for an aggregate purchase price of €333.4 million, or £225.5 million.

As a result of the sale of our broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the Broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively. Revenue from the Broadcast operations reported in discontinued operations for the three months ended March 31, 2005 was £21.4 million. Pre-tax income from Broadcast operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was

£4.1 million. Revenue from the Ireland operations reported in discontinued operations for the three months ended March 31, 2005 was £19.2 million. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was £3.2 million.

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

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under our revolving credit facility, will be sufficient for our cash requirements through March 31, 2007.

Currency Movements.   We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro, the effective cost of servicing our U.S. dollar debt or euro debt will be higher. As of March 31, 2006, £2,053.4 million, or 50.0% of our long-term debt, was denominated in U.S. dollars and £157.0 million, or 3.8%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

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

RESULTS OF OPERATIONS

Historical results from Continuing Operations

Three months ended March 31, 2006 and 2005

Revenue

For the three months ended March 31, 2006, consolidated revenue decreased by 2.1% to £487.5 million from £497.8 million for the three months ended March 31, 2005. Our revenue by customer type for the three months ended March 31, 2006 and 2005 are as follows (in millions):

	2006	2005	Decrease
	£	£	%
Revenue:
Consumer	382.6	£384.2	(0.4)%
Business	104.9	113.6	(7.7)%
Total revenue	487.5	£497.8	(2.1)%

Consumer:   For the three months ended March 31, 2006, revenue from residential customers decreased to £382.6 million from £384.2 million for the three months ended March 31, 2005. This decrease is mainly due to lower revenues from telephony and TV resulting from a decline in the number of customers on certain telephone packages and a fall in TV revenue generating units (RGUs). These decreases have been offset by higher internet revenues due growth in broadband RGUs.

Business:   For the three months ended March 31, 2006, revenue from business customers decreased by 7.7% to £104.9 million from £113.6 million for the three months ended March 31, 2005. This decrease is caused mainly by volume reductions in telephony usage, lower project revenues and the loss of a core internet service contract. These decreases are partially offset by an increase in voice trading revenue.

Expenses

Operating Costs.   For the three months ended March 31, 2006 and 2005, operating costs, including network expenses, decreased by 0.2 % to £206.5 million from £206.9 million. Operating costs as a percentage of revenue increased to 42.4 % for the three months ended March 31, 2006, from 41.6% for the same period in 2005 primarily due to a change in revenue mix towards lower margin products in business.

Selling, general and administrative expenses.   For the three months ended March 31, 2006, selling, general and administrative expenses increased by 4.8% to £125.6 million from £119.8 million for the three months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenue increased to 25.8% for the three months ended March 31, 2006, from 24.1% for the same period in 2005 primarily due to costs incurred relating to the merger integration with Telewest, an increase in marketing expense and increased allowances for doubtful accounts.

Other charges

In the three months ended March 31, 2006, other charges of £8.4 million consist of £5.0 million in respect of  lease exit costs in connection with properties that have been vacated and £3.4 million for employee termination costs related to the restructuring programs following the reverse acquisition of  Telewest.

Depreciation expense

For the three months ended March 31, 2006, depreciation expense decreased to £121.8 million from £130.3 million for the three months ended March 31, 2005. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the three months ended March 31, 2006, amortization expense decreased to £26.7 million from £27.4 million for the three months ended March 31, 2005. The decrease in amortization expense relates to the absence of amortization on the non- compete agreement which has been fully amortized.

Interest expense

For the three months ended March 31, 2006, interest expense increased to £71.6 million from £70.1 million for the three months ended March 31, 2005, primarily as a result of the repayment of the old senior credit facility and the effects of the acquisition finance and refinancing transactions in March 2006 in connection with the reverse acquisition of Telewest.

We paid interest in cash of £52.6 million for the three months ended March 31, 2006, and £14.0 million for the three months ended March 31, 2005. The increase in cash interest payments resulted from the effects of the acquisition finance and refinancing transactions in March 2006 in connection with the reverse acquisition of Telewest.

Loss on extinguishment of debt

The loss on extinguishment of debt of £32.4 million in the three months ended March 31, 2006, relates to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing in connection with the reverse acquisition of Telewest.

Loss from derivative instruments

The loss from derivative instruments of £9.2 million in the three months ended March 31, 2006, mainly relates to the termination of derivative instruments in respect of the foreign currency tranche of the senior credit facility that was repaid upon completion of the refinancing in connection with the reverse acquisition of Telewest.

Foreign currency losses

The foreign currency losses of £9.5 million in the three months ended March 31, 2006, largely comprise foreign exchange losses of £30.1 million as a result of the termination of the forward contracts partly off set by gains of £19.1 million on the repayment of the Euro and US Dollar denominated credit facilities on completion of the refinancing for the merger with Telewest.

Income tax expense

For the three months ended March 31, 2006, income tax expense was nil compared with £11.3 million for the same period in 2005.

Statement of Cash Flows

The cash flow information provided below is for our continuing operations.

Three months ended March 31, 2006 and 2005

For the three months ended March 31, 2006, cash provided by operating activities increased to £178.5 million from £157.4 million for the three months ended March 31, 2005. This increase was primarily due to improvements in working capital offset by higher cash interest payments. For the three months ended March 31, 2006, cash paid for interest, exclusive of amounts capitalized, increased to £52.6 million from £14.0 million during the same period in 2005. This increase resulted from the effects of the acquisition finance and refinancing transactions in March 2006 in connection with the reverse acquisition of Telewest.

For the three months ended March 31, 2006, cash used in investing activities was £117.6 million compared with cash provided by investing activities of £1,145.6 million for the three months ended March 31, 2005. Purchases of fixed assets increased to £118.4 million for the three months ended March 31, 2006 from £73.8 million for the same period in 2005 primarily due to higher capital spend on scaleable infrastructure projects as well as the timing of cash payments. Cash provided by operations in the three months ended March 31, 2005 included £1.2 billion of proceeds in respect of the sale of our broadcast operations.

Cash used in financing activities for the three months ended March 31, 2006 was £507.6 million compared with £569.0 million in the three months ended March 31, 2005. The principal components of cash used in financing activities for the three months ended March 31, 2006 were a new senior bridge credit facility of £1,800 million and a new senior credit facility of £1483.9 million, offset by repayments of the old senior credit facility of £1,458.0 million and a £2,289.0 million distribution, all of which, were a direct result of our completing the refinancing in connection with the reverse acquisition of Telewest.

Liquidity and Capital Resources

New Senior Credit Facilities and Bridge Facilities

On March 3, 2006 NTL prepaid £1,358.1 million in respect of NTL’s senior credit facility, £1,689.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. All of these facilities were repaid in full utilizing borrowings under NTL’s new senior credit facilities.

NTL’s new senior credit facilities provide for a senior secured credit facility in an aggregate principal amount of £3,775 million, comprising a £3.2 billion 5-year amortizing Tranche A term loan facility, a £175 million 5-year amortizing Tranche A-1 term loan facility, a £300 million 6 1/2 year bullet Tranche B-1 term loan facility, and a £100 million 5-year multicurrency revolving credit facility. Tranche A has been drawn in full to refinance NTL’s old credit facilities. Tranches A-1 and B-1 remain undrawn and can only be used to finance the purchase price for NTL’s potential acquisition of Virgin Mobile Holdings (UK) plc. NTL must satisfy certain conditions precedent typical for a transaction of this type in order to draw on these two tranches. NTL announced an offer on April 4, 2006 to acquire all outstanding shares of Virgin Mobile through a U.K. scheme of arrangement but no assurances can be made that such offer will be successful or that it will use these facilities to fund such offer.

Our bridge facilities comprise a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion. This facility, which was used to finance in part the distribution in respect of the reverse acquisition of Telewest, has been drawn in full in the U.S. dollar equivalent of $3,146.4 million.

Prior to the maturity date of the bridge facilities, loans under the bridge facilities will bear interest at a rate per annum equal to (i) the three-month reserve-adjusted LIBOR plus (ii) an initial spread of 600 basis points (such spread being subject to quarterly increases of 50 basis points if the loans are not yet repaid). Notwithstanding the foregoing, the interest rate per annum payable shall not exceed 11.5%.

Alternative Financing Structure

NTL have the option by delivery of written notice to the lenders and the satisfaction of certain conditions to restructure the senior credit facilities and bridge facility, permitting some or all of the financing to subsist at the level of NTL’s U.K. operating group rather than at the level of NTL’s U.S. holding group. As a result:

•       the bridge facilities would be reduced by £1.2 billion and an incremental tranche of term debt equal in principal amount to such reduction would be added to the senior facilities as a new Tranche B; and

•       the remainder of the commitment under the bridge facilities would be taken out with a high yield bond offering (or bridge facility commitment in anticipation of the same) by NTL Cable PLC, or NTL Cable. This debt would rank pari passu with NTL Cable’s existing high yield debt.

NTL has requested a ruling from the IRS to confirm the U.S. federal income tax treatment of this proposed alternative financing structure. No assurances can be made that we will implement such alternative financing structure.

Senior Notes

The U.S. dollar-denominated 8.75% senior notes due 2014 were issued by NTL Cable on April 13, 2004 and have a principal amount at maturity of $425 million. The sterling-denominated 9.75% senior notes due 2014 were issued by NTL Cable on April 13, 2004 and have a principal amount at maturity of £375 million. The euro-denominated 8.75% senior notes due 2014 were issued by NTL Cable on April 13, 2004 and have a principal amount at maturity of €225 million.

Restrictions under our existing debt agreements

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

Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and unused credit facilities will be sufficient for our cash requirements through at least March 31, 2007. However, our cash requirements after March 31, 2007 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the senior notes or our senior credit facility from incurring additional indebtedness.

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

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of March 31, 2006, and the periods in which payments are due (in millions).

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations	4,070.7	£0.3	£313.5	£812.0	£2,944.9
Capital Lease Obligations	115.6	4.4	8.4	8.1	94.7
Operating Lease Obligations	311.4	42.1	69.7	54.5	145.1
Purchase Obligations	141.1	139.0	2.1	—	—
Total	£4,638.8	£185.8	£393.7	£874.6	£3,184.7

The following table includes information about our commercial commitments as of March 31, 2006. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

Amount of Commitment Expiration per Period
		Less than	1-3	3-5	More than
Other Commercial Commitments	Total	1 year	years	years	5 years
Guarantees	£20.1	£12.3	£—	£—	£7.8
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	£20.1	£12.3	£—	£—	£7.8

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

Also, all of our revenues and a substantial portion of our operating costs are earned and paid in pound sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of March 31, 2006, £2,053.4 million, or 50.0% of our long-term debt, was denominated in U.S. dollars and £157.0 million, or 3.8%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

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

The following table provides information as of March 31, 2006 about our long-term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Nine months ended December 31,	Year ended December 31,						Fair Value March 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2006
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$435.6
Average interest rate						8.75%
Average forward exchange rate						0.55
Pound Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£394.6
Average interest rate						9.75%
Euro
Fixed rate	—	—	—	—	—	€225.0	€225.0	€238.5
Average interest rate						8.75%
Average forward exchange rate						0.75
Pound Sterling
Variable Rate	£	£104.3	£208.7	£324.6	£486.9	£359.4	£1,483.9	£1,483.9
Average interest rate		LIBOR	LIBOR	LIBOR	LIBOR	LIBOR
		Plus	Plus	Plus	Plus	Plus
		1.625%	1.625%	1.625%	1.625%	1.625%
US Dollars
Variable Rate		—	—	—	—	$3,146.4	$3,146.4	$3,146.4
Bridge Borrowing						LIBOR
						Plus
						6.0%
Average forward exchange rate						0.54

ITEM 4.                CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting.

On March 3, 2006, NTL completed the reverse acquisition of Telewest. Our management has not yet completed its evaluation of the effectiveness of Telewest’s internal control over financial reporting. As a consequence of our integration of Telewest, we expect to make material changes to our internal control over financial reporting and we will disclose all material changes resulting from this transaction in our future quarterly and annual reports. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are involved in disputes and litigation arising in the ordinary course of our business. We are also involved in various disputes and legal proceedings, none of which is a material pending legal proceeding that exclusive of interest and costs, is anticipated to exceed 10% of our and our subsidiaries’ current assets on a consolidated basis, or is otherwise reportable in response to this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 2, 2006, the company (then known as NTL Incorporated) held a special meeting of its stockholders to adopt the Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, as amended by amendment no.1 thereto, among the company, Telewest, Neptune Bridge Borrower LLC and, for certain limited purposes, Merger Sub Inc, pursuant to which, among other things, Neptune Bridge Borrower LLC would merge with and into the company with the company as the surviving corporation.

The following votes were cast with respect to the proposal to adopt the merger agreement:

For:	70,591,946
Against:	10,178
Withheld:	0
Abstain:	10,204
Broker Non-Votes:	0

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL HOLDINGS INC

Date: May 12, 2006	By:	/s/ JAMES F. MOONEY
James F. Mooney
President (Principal Executive Officer)

Date: May 12, 2006	By:	/s/ JACQUES KERREST
Jacques Kerrest
Treasurer (Principal Financial Officer)