Form 10-Q
period 2006-06-30
NTL HOLDINGS INC.
filed 2006-08-14
CIK 906347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22616

NTL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1822078
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
909 Third Avenue, Suite 2863
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 906-8440

(Registrant’s telephone number, including area code)

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2006 was 1,000.

NTL HOLDINGS INC
FORM 10-Q
QUARTER ENDED JUNE 30, 2006
INDEX

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include:

•       the failure to obtain and retain expected synergies from the merger of the legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

•       rates of success in executing, managing and integrating key acquisitions, including the merger with Telewest and the acquisition of Virgin Mobile;

•       the ability to achieve business plans for the combined company;

•       the ability to manage and maintain key customer relationships;

•       the ability to fund debt service obligations through operating cash flow;

•       the ability to obtain additional financing in the future and react to competitive and technological changes;

•       the ability to comply with covenants in NTL’s indebtedness agreements;

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

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on March 1, 2006,  and the Form 10-K of NTL Incorporated. that was filed with the SEC on February 28, 2006. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Change in Name

On March 3, 2006, NTL Incorporated changed its name to NTL Holdings Inc. as part of the merger transaction with Telewest Global, Inc. Simultaneously, Telewest Global, Inc changed its name to NTL Incorporated. References here to NTL refer to new NTL Incorporated except where the context otherwise requires.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

NTL HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£439.7	£735.2
Restricted cash	7.5	3.4
Marketable securities	—	96.9
Accounts receivable—trade, less allowances for doubtful accounts of £44.1 (2006) and £41.7 (2005)	340.8	191.8
Programming inventory	42.6	—
Inventory for re-sale	11.9	—
Prepaid expenses and other current assets	101.1	112.4
Total current assets	943.6	1,139.7
Fixed assets, net	6,133.0	3,294.9
Goodwill	1,420.0	—
Reorganization value in excess of amounts allocable to identifiable assets	193.0	193.0
Customer lists, net	919.9	247.6
Other intangible assets, net	64.0	2.4
Equity investments	363.4	—
Other assets, net of accumulated amortization of £25.1 (2006) and £32.2 (2005)	138.9	110.9
Total assets	£10,175.8	£4,988.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£287.3	£176.9
Accrued expenses and other current liabilities	577.2	291.1
Interest payable	27.8	37.8
Deferred revenue	227.6	103.2
Due to parent and subsidiary companies	17.2	—
Current portion of long-term debt	49.8	0.8
Total current liabilities	1,186.9	609.8
Long-term debt, net of current portion	5,788.1	2,279.2
Deferred revenue and other long-term liabilities	168.5	134.3
Deferred income taxes	127.4	9.2
Total liabilities	7,270.9	3,032.5
Commitments and contingent liabilities
Minority interest	1,843.7	1.0
Shareholders’ equity
Common stock	—	1.2
Additional paid-in capital	1,923.8	2,671.0
Treasury stock	—	(114.0)
Accumulated other comprehensive income	120.7	45.5
Accumulated deficit	(983.3)	(648.7)
Total shareholders’ equity	1,061.2	1,955.0
Total liabilities and shareholders’ equity	£10,175.8	£4,988.5

Note:   The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL HOLDINGS INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	£526.6	£482.5	£1,014.1	£980.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(219.7)	(196.0)	(426.2)	(402.9)
Selling, general and administrative expenses	(138.4)	(122.3)	(264.0)	(242.1)
Other charges	(12.1)	(0.7)	(20.5)	(1.1)
Depreciation	(135.3)	(129.6)	(257.1)	(259.9)
Amortization	(30.9)	(27.5)	(57.6)	(54.9)
	(536.4)	(476.1)	(1,025.4)	(960.9)
Operating income	(9.8)	6.4	(11.3)	19.4
Other income (expense)
Interest income and other, net	3.4	8.3	10.4	14.8
Interest expense	(113.1)	(58.4)	(184.7)	(128.5)
Share of income from equity investments	0.2	0.2	0.2	0.2
Foreign currency transaction losses	(98.9)	(12.8)	(108.4)	(16.8)
Loss on extinguishment of debt	—	—	(32.4)	—
Gains / (losses) on derivative instruments	5.7	—	(3.5)	—
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(212.5)	(56.3)	(329.7)	(110.9)
Income tax benefit / (expense)	8.9	(9.8)	8.9	(21.1)
Minority interest	(15.4)	—	(15.0)	—
Cumulative effect of change in accounting principle	—	—	1.2	—
Loss from continuing operations	(219.0)	(66.1)	(334.6)	(132.0)
Discontinued operations
Loss (income) from discontinued operations before income taxes	—	(1.8)	—	5.5
Gain on disposal of assets	—	141.4	—	656.0
Income tax expense	—	—	—	(0.2)
Income from discontinued operations	—	139.6	—	661.3
Net (loss) income	£(219.0)	£73.5	£(334.6)	£529.3

See accompanying notes.

NTL HOLDINGS INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	£235.7	£122.6
Investing activities
Purchase of fixed assets	(207.5)	(144.4)
Acquisition of Telewest UK Limited from parent	175.4	—
Payments in relation to Telewest acquisition	(2,289.0)	—
Investments in and loans to parent and subsidiary companies	13.7	—
Acquisition of subsidiaries, net of cash acquired	—	—
Proceeds from the sale of fixed assets	0.8	2.2
Decrease (increase) in restricted cash	0.2	(22.6)
Proceeds from sale of broadcast operations, net	—	1,229.0
Proceeds from sale of Ireland operations, net	—	216.2
Net cash (used in) provided by investing activities	(2,306.4)	1,280.4
Financing activities
Proceeds from employee stock option exercises	—	4.3
Purchase of stock	—	(114.0)
New borrowings	5,054.8	—
Principal payments on long-term debt	(3,160.0)	(700.0)
Financing fees	(74.9)	—
Capital lease payments	(12.9)	(0.4)
Net cash provided by (used in) financing activities	1,807.0	(810.1)
Cash flow from discontinued operations
Net cash used by operating activities	—	(14.3)
Net cash used by investing activities	—	(4.1)
Net cash used in discontinued operations	—	(18.4)
Effect of exchange rate changes on cash and cash equivalents	(31.8)	10.4
(Decrease) increase in cash and cash equivalents	(295.5)	584.9
Cash and cash equivalents, beginning of period	735.2	125.2
Cash and cash equivalents, end of period	£439.7	£710.1

See accompanying notes.

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

We are an indirect wholly-owned subsidiary of NTL Incorporated or NTL.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for NTL Holdings Inc. (formerly known as NTL Incorporated, or NTL Holdings) for the year ended December 31, 2005.

On March 3, 2006, we merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc. or Telewest), which we refer to as NTL, and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method under FAS 141, Business Combinations. This merger created the U.K.’s largest provider of residential broadband and triple play services. In connection with this transaction, Telewest Global, Inc. changed its name to NTL Incorporated.

On June 19, 2006, in connection with the integration of NTL and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with NTL’s existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to NTL Investment Holdings Limited, or NTLIH, to effect its acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming a wholly owned subsidiary of NTLIH and a wholly-owned indirect subsidiary of NTL (UK) Group, Inc. The completion of the restructuring also resulted in NTL Holdings Inc owning shares in NTL (UK) Group, Inc. that held approximately 36% of the rights to dividends and other economic interests and 80% of the voting rights. Minority interest has been recognized for the period from June 19, 2006 onwards for NTL:Telewest LLC, the NTL subsidiary (and our parent) that owns the remaining stock of NTL (UK) Group, Inc. We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of APB 16 in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in the consolidated financial statements from June 19, 2006, the date the restructuring was completed.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, NTL and NTLIH Limited acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.3 million customers.

The total purchase price of approximately £952.1 million included cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed merger (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

On July 14, 2006, we engaged in a post acquisition restructuring of NTL’s interest in Virgin Mobile. As a result of this restructuring, Virgin Mobile became a wholly-owned subsidiary of NTLIH and our holding of shares in NTL (UK) Group, Inc. was increased so that we now hold shares with approximately 41% of the dividends and other economic interests and 80% of the voting rights in that company.

On May 24, 2006 we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations within 12 months.

Disposal of Broadcast and Ireland operations

On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the six months ended June 30, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £518.8 million.

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from our results of continuing operations for the six months ended June 30, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations.

As a result of the sale of our broadcast and Ireland operations, we have accounted for the broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations. Revenue from the broadcast operations reported in discontinued operations for the three and six months ended June 30, 2005 was £nil and £21.4 million, respectively. Pre-tax (loss) income from broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005, was £(1.1) million and £3 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively. Pre-tax (loss) income from Ireland operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively.

Note 3—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	June 30, 2006	December 31, 2005
	(Unaudited)
Goodwill and intangible assets not subject to amortization:
Goodwill		1,420.0	—
Reorganization value in excess of amounts allocable to identifiable assets		193.0	193.0
Trade names		17.9	—
		£210.9	£193.0
Intangible assets subject to amortization:
Costs
Trade names and licenses	1 – 9 years	£50.7	£3.2
Customer lists	5 – 8 years	1,321.4	560.6
		1,372.1	563.8
Accumulated amortization
Trade names and licenses		4.6	0.8
Customer lists		401.5	313.0
		406.1	313.8
		£966.0	£250.0

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £214.5 million in 2006, £234.0 million in 2007, £162.8 million in 2008, £131.6 million in 2009 and £124.3 million in 2010.

Note 4—Long-Term Debt

Long-term debt consists of (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014	£229.8	£247.3
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	155.5	155.0
Senior credit facility	4,400.0	1,463.0
Senior bridge facility	567.2	—
Capital leases	104.2	38.2
Other	6.2	1.5
	5,837.9	2,280.0
Less: current portion	(49.8)	(0.8)
	£5,788.1	£2,279.2

The effective interest rates on the variable interest rate debt were as follows:

	June 30, 2006	December 31, 2005
	Unaudited
Senior credit facility	6.6%	6.9%
Senior bridge facility	10.3%	—

Senior Notes

All of our outstanding senior notes due 2014 were issued by NTL Cable PLC, on April 13, 2004. On July 25, 2006, our subsidiary NTL Cable PLC, issued $550 million U.S. dollar-denominated 9.125% senior notes due 2016. The note proceeds were used to repay our alternative senior bridge facility.

Senior Credit Facility

On March 3, 2006 we repaid £1,358.1 million in respect of our senior credit facility, £1,686.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. All of these facilities were repaid in full utilizing borrowings under our new senior credit facilities.

Our new senior secured credit facilities comprise a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in an aggregate principal amount of £4.476 billion, $650 million and €500 million and a revolving facility of £100 million. As at June 30, 2006, the sterling equivalent of £4.4 billion of the term facility had been drawn and £12 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit. The facilities bear interest at LIBOR, USLIBOR or EURIBOR plus a current margin ranging from 1.875% to 2.75% and the applicable cost of complying with

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

any reserve requirement. The margins on £3.525 billion of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3.525 billion of the term loan facilities are due semi-annually beginning in 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cashflows exceed certain thresholds.

The facilities are secured through a guarantee from NTL Cable PLC. In addition, the bulk of the facilities are secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of NTLIH and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facilities, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries.

Senior Bridge Facilities

On June 19, 2006 our £1.8 billion bridge facility drawn by Neptune Bridge Borrower LLC, with which we merged, was repaid in full utilizing drawings on our senior credit facilities totaling £1.2 billion, an alternative bridge facility of $1,048.8 million and available cash. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from our $550 million 9.125% senior notes due 2016 on July 25, 2006, and additional drawing from our senior credit facility on August 1, 2006.

Note 5—Employee Benefit Plans

The components of net periodic pension cost in the three months and six months ended June 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service costs	£0.7	£0.6	£1.4	£1.7
Interest costs	3.9	3.6	7.8	7.3
Expected return on plan assets	(4.2)	(3.9)	(8.4)	(7.3)
Settlements and curtailments	0.3	—	0.6	(0.1)
Net periodic benefit costs	£0.7	£0.3	£1.4	£1.6

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three months and six months ended June 30, 2006 we contributed £0.5 million and £1.0 million respectively, to our pension plans. We anticipate contributing an additional £1.2 million to fund our pension plans in 2006 for a total of £2.2 million.

Note 6—Other Charges Including Restructuring Charges

Other charges of £12.1 million for the three months ended June 30, 2006, relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest. Liabilities with respect to Telewest property lease exit costs and Telewest involuntary employee

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

termination costs were recognized on the balance sheet of the acquired entity in accordance with EITF 95-3 “Recognition of Liabilities in Connection with Purchase Combinations”. Liabilities with respect to NTL property exit costs and involutary employee termination costs under the restructuring program are recorded in the period the liability is incurred or the plan is communicated to employees. As of June 30, 2006, we have incurred £22.5 million, and we expect to incur a total of approximately £133 million, of costs to fully execute this program.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at June 30, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	2.2	2.2
Utilized	—	(2.9)	(2.9)
Balance, June 30, 2006	£—	£44.6	£44.6

Acquisition restructuring provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provision acquired upon restructuring	34.8	41.9	76.7
Charged to expense	11.8	6.5	18.3
Utilized	(21.7)	(0.8)	(22.5)
Balance, June 30, 2006	£24.9	£47.6	£72.5

Note 7—Stockholders’ Equity and Share Based Compensation

Stockholders’ Equity

In connection with the reverse acquisition of Telewest, on March 3, 2006 each share of NTL Holdings Inc. (formerly known as NTL Incorporated) common stock issued and outstanding immediately prior to the effective time of the reverse acquisition was converted into the right to receive 2.5 shares of NTL Incorporated (formerly known as Telewest Global, Inc.) new common stock. A total of approximately 212.9 million shares of NTL Incorporated new common stock was issued for this purpose. Accordingly 85.2 million shares of NTL Holdings Inc common stock outstanding as at that date were cancelled. Concurrently, the limited liability company interests of a wholly owned subsidiary of NTL Incorporated were converted into 1,000 shares of NTL Holdings common stock pursuant to the merger of that subsidiary into NTL Holdings.

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

On July 14, 2006, we issued approximately 228 shares of common stock to our immediate parent, NTL:Telewest LLC, for proceeds of approximately £550.8 million.

Share Based Compensation

On March 2, 2006, the outstanding options to purchase shares of NTL Holdings Inc. common stock were exchanged for options to purchase shares of NTL Incorporated new common stock with the same terms and conditions. Accordingly, we have no stock based compensation plans at June 30, 2006. Certain of our employees participate in the stock based compensation plans of NTL, which are described in NTL Holdings’ 2005 Annual Report on Form 10-K.

As disclosed in NTL Holdings’ 2005 Annual Report on Form 10-K, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment effective January 1, 2006. As a result, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

Note 8—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net (loss) income for period	£(219.0)	£73.5	£(334.6)	£529.3
Currency translation adjustments	99.4	28.6	82.4	23.9
Net unrealized (losses) gains on derivatives	(6.4)	(2.0)	(8.0)	5.6
Pension liability adjustment	—	2.1	—	2.1
Comprehensive (loss) income	£(126.0)	£102.2	£(260.2)	£560.9

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions);

	June 30, 2006	December 31, 2005
	Unaudited
Foreign currency translation	£146.9	£64.5
Pension liability adjustments	(18.2)	(18.2)
Net unrealized losses on derivatives	(8.0)	(0.8)
	£120.7	£45.5

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

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

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

Note 10—Commitments and Contingent Liabilities

At June 30, 2006, we were committed to pay approximately £383.6 million for equipment, services and licenses. This amount includes approximately £77.2 million for operations and maintenance contracts and other commitments from July 1, 2007 to 2016. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended June 30
2007	£306.4
2008	9.2
2009	8.5
2010	8.5
2011	8.5
Thereafter	42.5
£383.6

We are involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended June 30
2007	£4.9
2008	2.2
2009	9.8
2010	—
2011	—
Thereafter	8.6
£25.5

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Note 11—Related Party Transactions

We are a wholly owned indirect subsidiary of NTL. The following information summarizes our significant related party transactions with NTL and its subsidiary companies (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	£—	£—	£0.2	£—
Operating costs	—	—	2.5	—
Selling, general and administration costs	12.7	—	12.7	—

On June 30, 2006 and December 31, 2005, the amounts due to NTL and its parent and subsidiary companies were £17.2 million and £nil, respectively.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

Note 13—Condensed consolidated financial information

On April 13, 2004, our wholly owned subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes. On July 15, 2005 the $100 million principal amount of the floating rate notes was redeemed. We and certain of our subsidiaries, namely Cable Communications Funding Corp., NTL (UK) Group, Inc. and NTL Communications Limited, have guaranteed the Senior Notes on a senior basis. NTL Investment Holdings Limited, or NTLIH, has guaranteed the Senior Notes on a senior subordinated basis.

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

We present the following condensed consolidated financial information as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and June 30, 2005 as required by Article 3-10(d) of Regulation S-X.

	June 30, 2006
		NTL	Other		All other
Balance sheets	Company	Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£42.1	£—	£—	£2.3	£395.3	£—	£439.7
Restricted cash	—	—	—	—	7.5	—	7.5
Programming inventory	—	—	—	—	42.6	—	42.6
Other current assets	37.7	—	(60.2)	—	476.3	—	453.8
Total current assets	79.8	—	(60.2)	2.3	921.7	—	943.6
Fixed assets, net	—	—	—	—	6,133.0	—	6,133.0
Intangible assets, net	0.1	—	(11.3)	—	2,608.1	—	2,596.9
Investments in, and loans to, parent and subsidiary companies	1,097.9	2,019.8	1,528.0	8,496.1	(4,911.9)	(7,866.5)	363.4
Other assets, net	—	—	—	72.8	66.1	—	138.9
Total assets	£1,177.8	£2,019.8	£1,456.5	£8,571.2	£4,817.0	£(7,866.5)	£10,175.8
Current liabilities	£106.6	£16.8	£(293.4)	£611.6	£281.7	£463.6	1,186.9
Long-term debt	10.0	1,400.7	466.0	4,882.1	4,928.0	(5,898.7)	5,788.1
Other long-term liabilities	—	—	135.9	54.6	105.4	—	295.9
Minority interest	—	—	—	—	0.3	1,843.4	1,843.7
Shareholders’ equity (deficit)	1,061.2	602.3	1,148.0	3,022.9	(498.4)	(4,274.8)	1,061.2
Total liabilities and shareholders’ equity	£1,177.8	£2,019.8	£1,456.5	£8,571.2	£4,817.0	£(7,866.5)	£10,175.8

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

	December 31, 2005
			Other		All other
Balance sheets	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£446.6	£—	£—	£5.4	£283.2	£—	£735.2
Restricted cash	—	—	—	—	3.4	—	3.4
Marketable securities	96.9	—	—	—	—	—	96.9
Other current assets	68.1	—	0.3	—	235.8	—	304.2
Total current assets	611.6	—	0.3	5.4	522.4	—	1,139.7
Fixed assets, net	—	—	—	—	3,294.9	—	3,294.9
Intangible assets, net	—	—	(14.4)	—	457.4	—	443.0
Investments in, and loans to, parent and subsidiary companies	1,375.0	1,638.6	1,340.4	3,836.0	680.5	(8,870.5)	—
Other assets, net	—	—	—	69.0	41.9	—	110.9
Total assets	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5
Current liabilities	£21.6	£18.9	£—	£69.7	£622.0	(£122.4)	£609.8
Long-term debt	10.0	869.1	—	3,055.2	4,666.3	(6,321.4)	2,279.2
Other long-term liabilities	—	—	17.8	31.8	93.9	—	143.5
Minority interest	—	—	—	—	1.0	—	1.0
Shareholders’ equity (deficit)	1,955.0	750.6	1,308.5	753.7	(386.1)	(2,426.7)	1,955.0
Total liabilities and shareholders’ equity	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

	Three months ended June 30, 2006
			Other		All other
Statements of operations	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£526.6	£—	£526.6
Operating costs	—	—	—	—	(219.7)	—	(219.7)
Selling, general and administrative expenses	(4.0)	—	—	—	(134.4)	—	(138.4)
Other charges	—	—	—	—	(12.1)	—	(12.1)
Depreciation and amortization	—	—	—	—	(166.2)	—	(166.2)
Operating (loss) income	(4.0)	—	—	—	(5.8)	—	(9.8)
Interest and other income, net	0.1	21.4	5.2	48.2	4.3	(75.8)	3.4
Interest expense	(55.5)	(21.0)	(1.1)	(55.0)	(56.3)	75.8	(113.1)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Share of income from equity investments	—	—	—	—	0.2	—	0.2
Gains from derivative instruments	—	—	—	5.7	—	—	5.7
Foreign currency (losses) gains	(87.1)	2.4	0.2	(40.1)	25.7	—	(98.9)
Minority interest	—	—	—	—	0.1	(15.5)	(15.4)
Effect of change in accounting principle	—	—	—	—	—	—	—
Income tax benefit	—	—	8.9	—	—	—	8.9
(Loss) income from continuing operations	(146.5)	2.8	13.2	(41.2)	(31.8)	(15.5)	(219.0)
Equity in net loss of subsidiaries	(72.5)	(62.7)	(61.4)	(21.5)	—	218.1	—
Net loss	£(219.0)	£(59.9)	£(48.2)	£(62.7)	£(31.8)	£202.6	£(219.0)

	Six months ended June 30, 2006
		NTL	Other		All other
Statements of operations	Company	Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,014.1	£—	£1,014.1
Operating costs	—	—	—	—	(426.2)	—	(426.2)
Selling, general and administrative expenses	(6.5)	—	—	—	(257.5)	—	(264.0)
Other charges	—	—	—	—	(20.5)	—	(20.5)
Depreciation and amortization	—	—	—	—	(314.7)	—	(314.7)
Operating (loss) income	(6.5)	—	—	—	(4.8)	—	(11.3)
Interest and other income, net	3.9	40.9	9.4	112.9	10.8	(167.5)	10.4
Interest expense	(77.6)	(40.2)	(1.1)	(108.2)	(125.1)	167.5	(184.7)
Loss on extinguishment of debt	—	—	—	—	(32.4)	—	(32.4)
Share of income from equity investments	—	—	—	—	0.2	—	0.2
Foreign currency (losses) gains	(103.9)	2.4	0.2	(35.5)	28.4	—	(108.4)
Losses on derivative instruments	—	—	—	(3.5)	—	—	(3.5)
Minority interest	—	—	—	—	0.5	(15.5)	(15.0)
Effect of change in accounting principle	—	—	—	—	1.2	—	1.2
Income tax benefit	—	—	8.9	—	—	—	8.9
(Loss) income from continuing operations	(184.1)	3.1	17.4	(34.3)	(121.2)	(15.5)	(334.6)
Equity in net loss of subsidiaries	(150.5)	(144.2)	(143.7)	(109.9)	—	548.3	—
Net loss	£(334.6)	£(141.1)	£(126.3)	£(144.2)	£(121.2)	£532.8	£(334.6)

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

	Three months ended June 30, 2005
			Other		All other
Statements of operations	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£482.5	£—	£482.5
Operating costs	—	—	—	—	(196.0)	—	(196.0)
Selling, general and administrative expenses	(3.5)	—	—	—	(118.8)	—	(122.3)
Other charges	—	—	—	—	(0.7)	—	(0.7)
Depreciation and amortization	—	—	—	—	(157.1)	—	(157.1)
Operating (loss) income	(3.5)	—	—	—	9.9	—	6.4
Interest and other income, net	4.4	19.0	4.2	75.2	3.7	(98.2)	8.3
Interest expense	(0.1)	(19.0)	—	(68.0)	(69.5)	98.2	(58.4)
Share of income from equity investments	—	—	—	—	0.2	—	0.2
Foreign currency (losses) gains	(7.3)	—	—	(14.0)	8.5	—	(12.8)
Income tax (expense) benefit	1.1	—	(10.9)	—	—	—	(9.8)
Loss from continuing operations	(5.4)	—	(6.7)	(6.8)	(47.2)	—	(66.1)
Income from discontinued operations	—	—	—	—	139.6	—	139.6
Equity in net income of subsidiaries	78.9	94.1	97.0	100.9	—	(370.9)	—
Net income	£73.5	£94.1	£90.3	£94.1	£92.4	£(370.9)	£73.5

	Six months ended June 30, 2005
			Other		All other
Statements of operations	Company	NTL Cable	guarantors	NTLIH	subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£980.3	£—	£980.3
Operating costs	—	—	—	—	(402.9)	—	(402.9)
Selling, general and administrative expenses	(7.4)	—	—	—	(234.7)	—	(242.1)
Other charges	—	—	—	—	(1.1)	—	(1.1)
Depreciation and amortization	—	—	—	—	(314.8)	—	(314.8)
Operating (loss) income	(7.4)	—	—	—	26.8	—	19.4
Interest and other income, net	7.3	45.9	16.9	152.3	7.2	(214.8)	14.8
Interest expense	(0.2)	(46.5)	(0.1)	(151.1)	(145.4)	214.8	(128.5)
Share of income from equity investments	—	—	—	—	0.2	—	0.2
Foreign currency (losses) gains	(7.6)	—	—	(38.7)	29.5	—	(16.8)
Income tax expense	1.1	—	(22.2)	—	—	—	(21.1)
(Loss) income from continuing operations	(6.8)	(0.6)	(5.4)	(37.5)	(81.7)	—	(132.0)
Income from discontinued operations	—	—	—	—	661.3	—	661.3
Equity in net income of subsidiaries	536.1	541.3	551.3	578.8	—	(2,207.5)	—
Net income	£529.3	£540.7	£545.9	£541.3	£579.6	£(2,207.5)	£529.3

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

	Six months ended June 30, 2006
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash provided by (used in) operating activities	£26.6	£(2.4)	£(18.2)	£(49.7)	£279.4	—	£235.7
Investing activities:
Purchases of fixed assets	—	—	—	—	(207.5)	—	(207.5)
Investments in and loans to parent and subsidiary companies	24.5	(567.6)	18.2	2,457.8	(4,339.8)	2,420.6	13.7
Payments in relation to Telewest acquisition	(2,289.0)	—	—	—	—	—	(2,289.0)
Telewest reorganization	—	—	(4,220.6)	(4,220.6)	4,396.0	4,220.6	175.4
Increase in restricted cash	—	—	—	—	0.2	—	0.2
Proceeds from the sale of assets	—	—	—	—	0.8	—	0.8
Net cash provided by (used in) investing activities	(2,264.5)	(567.6)	(4,202.4)	(1,762.8)	(150.3)	6,641.2	(2,306.4)
Financing activities:
Proceeds from borrowings, net	1,800.0	570.0	—	2,683.9	0.9	—	5,054.8
Financing fees	(24.9)	—	—	(50.0)	—	—	(74.9)
Issuance of stock	—	—	4,220.6	2,420.6	—	(6,641.2)	—
Share redemption	1,800.0	—	—	(1,800.0)	—	—	—
Principal payments	(1,709.9)	—	—	(1,445.1)	(17.9)	—	(3,172.9)
Intercompany debt repayments	—	—	—	—	—	—	—
Net cash used in financing activities	1,865.2	570.0	4,220.6	1,809.4	(17.0)	(6,641.2)	1,807.0
Effect of exchange rate changes	(31.8)	—	—	—	—	—	(31.8)
Decrease in cash and cash equivalents	(404.5)	—	—	(3.1)	112.1	—	(295.5)
Cash and cash equivalents, start of period	446.6	—	—	5.4	283.2	—	735.2
Cash and cash equivalents, end of period	£42.1	£—	£—	£2.3	£395.3	£—	£439.7

NTL HOLDINGS INC

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

	Six months ended June 30, 2005
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash (used in) provided by operating activities	£(88.0)	£25.6	£60.3	£(58.7)	£183.4	£—	£122.6
Investing activities:
Purchases of fixed assets	—	—	—	—	(144.4)	—	(144.4)
Repayments from (advances to) parent and subsidiary companies	56.2	494.2	519.7	524.9	(738.2)	(856.8)	—
Proceeds from sale of fixed assets	—	—	—	—	2.2	—	2.2
Dividends received	523.8	—	—	—	—	(523.8)	—
Increase in restricted cash	—	—	—	—	(22.6)	—	(22.6)
Proceeds from sale of Broadcast operations, net	—	—	—	—	1,229.0	—	1,229.0
Proceeds from sale of Ireland operations, net	—	—	—	—	216.2	—	216.2
Net cash provided by investing activities	580.0	494.2	519.7	524.9	542.2	(1,380.6)	1,280.4
Financing activities:
Proceeds from borrowings, net	10.0	—	—	739.7	—	(749.7)	—
Dividends paid	—	—	(523.8)	—	—	523.8	—
Proceeds from employee stock options	4.3	—	—	—	—	—	4.3
Principal payments		(519.7)	(56.2)	(1,205.7)	(525.3)	1,606.5	(700.4)
Purchase of stock	(114.0)	—	—	—	—	—	(114.0)
Net cash used in financing activities	(99.7)	(519.7)	(580.0)	(466.0)	(525.3)	1,380.6	(810.1)
Cash used by Discontinued operations	—	—	—	—	(18.4)	—	(18.4)
Effect of exchange rate changes	10.4	—	—	—	—	—	10.4
Increase in cash and cash equivalents	402.7	0.1	—	0.2	181.9	—	584.9
Cash and cash equivalents, start of period	38.2	1.1	—	—	85.9	—	125.2
Cash and cash equivalents, end of period	£440.9	£1.2	£—	£0.2	£267.8	£—	£710.1

NTL INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£397.2	£288.1
Restricted cash	6.8	2.6
Accounts receivable—trade, less allowances for doubtful accounts of £41.2 (2006) and £39.8 (2005)	329.6	178.2
Programming Inventory	42.6	—
Prepaid expenses and other current assets	101.4	42.2
Total current assets	877.6	511.1
Fixed assets, net	5,961.2	3,114.3
Reorganization value in excess of amounts allocable to identifiable assets	197.9	197.9
Customer lists, net	906.0	229.8
Other intangible assets, net	64.0	2.4
Equity investments	363.4	—
Due from parent and subsidiary companies	676.8	61.0
Other assets, net of accumulated amortization of £7.4 (2006) and £32.2 (2005)	138.9	110.9
Goodwill	1,420.0	—
Total assets	£10,605.8	£4,227.4
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£287.3	£176.7
Accrued expenses and other current liabilities	568.0	266.7
Interest payable	62.9	65.2
Deferred revenue	219.3	95.3
Due to parent and subsidiary companies	—	111.8
Current portion of long-term debt	49.8	0.8
Total current liabilities	1,187.3	716.5
Long-term debt, net of current portion	6,117.2	2,630.4
Deferred revenue and other long-term liabilities	160.0	125.8
Commitments and contingent liabilities
Minority interest	0.3	1.0
Shareholders’ equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2006 and 2005); issued and outstanding 121,006 (2006 and 2005) ordinary shares	—	—
Additional paid-in capital	3,938.6	1,399.9
Accumulated other comprehensive loss	(26.2)	(19.0)
Accumulated deficit	(771.4)	(627.2)
Total shareholders’ equity	3,141.0	753.7
Total liabilities and shareholders’ equity	£10,605.8	£4,227.4

Note:   The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	£495.8	£451.5	£953.1	£918.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(206.5)	(181.5)	(400.5)	(380.0)
Selling, general and administrative expenses	(124.3)	(112.0)	(238.4)	(217.0)
Other charges	(11.7)	(0.7)	(19.5)	(1.1)
Depreciation	(129.8)	(123.2)	(245.8)	(247.3)
Amortization	(28.9)	(25.6)	(53.7)	(51.2)
	(501.2)	(443.0)	(957.9)	(896.6)
Operating (loss) income	(5.4)	8.5	(4.8)	22.0
Other income (expense)
Interest income and other, net	7.4	3.9	10.6	7.6
Interest expense	(65.1)	(61.1)	(117.7)	(142.0)
Foreign currency transaction losses	(14.3)	(5.5)	(7.0)	(9.2)
Loss on extinguishment of debt	—	—	(32.4)	—
Gains / (losses) on derivative instruments	5.7	—	(3.5)	—
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(71.7)	(54.2)	(154.8)	(121.6)
Income tax expense	—	—	—	—
Minority interest income	0.1	—	0.5	—
Cumulative effect of change in accounting principle	—	—	1.2	—
Loss from continuing operations	(71.6)	(54.2)	(153.1)	(121.6)
Discontinued operations
Loss (income) from discontinued operations before income taxes	—	(1.8)	—	5.5
Gain on disposal of assets	—	150.1	—	657.6
Income tax expense	—	—	—	(0.2)
Income from discontinued operations	—	148.3		662.9
Net (loss) income	£(71.6)	£94.1	£(153.1)	£541.3

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	£220.5	£114.0
Investing activities
Purchase of fixed assets	(207.5)	(142.6)
Acquisition of Telewest UK Limited from parent	(3,966.6)	—
Investments in and loans to parent and subsidiary companies	1,558.6	—
Decrease (increase) in restricted cash	0.1	(22.6)
Proceeds from sale of fixed assets	2.1	2.2
Proceeds from sale of broadcast operations, net	—	1,227.8
Proceeds from sale of Ireland operations, net	—	216.2
Net cash provided by investing activities	(2,613.3)	1,281.0
Financing activities
Principal payments on long-term debt	(1,462.5)	(1,194.6)
New borrowings	1,569.7	—
Issuance of shares	2,420.6	—
Financing fees	(25.9)	—
Net cash used in financing activities	2,501.9	(1,194.6)
Cash flow from discontinued operations
Net cash used by operating activities	—	(14.3)
Net cash used by investing activities	—	(4.1)
Net cash used in discontinued operations	—	(18.4)
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase in cash and cash equivalents	109.1	182.0
Cash and cash equivalents, beginning of period	288.1	85.5
Cash and cash equivalents, end of period	£397.2	£267.5

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

We are an indirect wholly-owned subsidiary of NTL (UK) Group Incorporated or NTL UK Group.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for NTL Holdings Inc. (formerly known as NTL Incorporated, or NTL Holdings) for the year ended December 31, 2005.

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

On June 19, 2006, in connection with the integration of NTL and Telewest, NTL engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with NTL’s existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly owned subsidiary.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, NTL and we acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.3 million customers.

The total purchase price of approximately £952.1 million includes cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed merger (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

On July 14, 2006, we engaged in a post acquisition restructuring of NTL’s interest in Virgin Mobile. As a result of this restructuring, Virgin Mobile became our wholly-owned subsidiary.

On May 24, 2006 we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations in early 2007.

Disposal of Broadcast and Ireland operations

On December 1, 2004, NTL Holdings reached an agreement for the sale of its broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the six months ended June 30, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £518.8 million.

On May 9, 2005, NTL Holdings sold its operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from the results of continuing operations for the six months ended June 30, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations.

As a result of the sale of NTL Holdings’ broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations. Revenue from the broadcast operations reported in discontinued operations for the three and six months ended June 30,

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

2005 was £nil and £21.4 million, respectively. Pre-tax (loss) income from broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005, was £(1.1) million and £3 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively. Pre-tax (loss) income from Ireland operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively.

Note 3—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	June 30, 2006	December 31, 2005
	(Unaudited)
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,420.0	£—
Reorganization value in excess of amounts allocable to identifiable assets		197.9	197.9
Trade names		17.9	—
		£215.8	£197.9
Intangible assets subject to amortization:
Costs
Trade names and licenses	1 – 9 years	£50.7	£3.2
Customer lists	5 – 8 years	1,280.3	519.4
		1,331.0	522.6
Accumulated amortization
Trade names and licenses		4.6	0.8
Customer lists		374.3	289.6
		378.9	290.4
		£952.1	£232.2

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £206.7 million in 2006, £226.2 million in 2007, £160.5 million in 2008, £131.6 million in 2009 and £124.3 in 2010.

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Note 4—Long-Term Debt

Long-term debt consists of (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014 of NTL Cable PLC	£229.8	£247.3
9.75% Sterling Senior Notes due 2014 of NTL Cable PLC	375.0	375.0
8.75% Euro Senior Notes due 2014 of NTL Cable PLC	155.5	155.0
Alternative senior bridge of NTL Cable PLC	567.2	—
Senior credit facility	4,400.0	1,463.0
Floating Rate Loan Note due 2012 to NTL Cable PLC	54.1	58.2
Other loan notes due to parent and subsidiary companies	275.0	293.0
Capital leases	104.2	38.2
Other	6.2	1.5
	6,167.0	2,631.2
Less: current portion	(49.8)	(0.8)
	£6,117.2	£2,630.4

The effective interest rates on the variable interest rate debt were as follows:

	June 30, 2006	December 31, 2005
	(Unaudited)
Floating Rate Loan Note due 2012	10.1%	8.3%
Senior credit facility	6.6%	6.9%

Senior Notes

Our parent, NTL Cable PLC, issued senior notes due 2014 on April 13, 2004. On July 25, 2006, NTL Cable PLC, issued $550 million U.S. dollar-denominated 9.125% senior notes due 2016 to repay in part an alternative senior bridge facility whose proceeds had been loaned to us for the acquisition of Telewest UK. All senior notes have been guaranteed by us pursuant to a senior subordinated guarantee.

Senior Credit Facility

On March 3, 2006 we repaid £1,358.1 million in respect of our senior credit facility, £1,686.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. All of these facilities were repaid in full utilizing borrowings under our new senior credit facilities.

Our new senior secured credit facilities comprise a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in an aggregate principal amount of £4.476 billion, $650 million and €500 million and a revolving facility of £100 million. As at June 30, 2006, the sterling equivalent of £4.4 billion of the term facility had been drawn and £12 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit. The facilities bear interest at LIBOR, USLIBOR or EURIBOR plus a current margin ranging from 1.875% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £3.525 billion of the term loan facilities and on the revolving

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3.525 billion of the term loan facilities are due semi-annually beginning in 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cashflows exceed certain thresholds.

The facilities are secured through a guarantee from NTL Cable PLC. In addition, the bulk of the facilities are secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of NTL Investment Holdings Limited (“NTLIH”) and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facilities, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries.

Senior Bridge Facilities

On June 19, 2006 a £1.8 billion bridge facility drawn by Neptune Bridge Borrower LLC, was repaid in full utilizing drawings on our senior credit facilities totaling £1.2 billion and an alternative senior bridge facility of $1,048.8 million. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from NTL Cable PLC’s $550 million 9.125% senior notes due 2016 on July 25, 2006, and additional drawing from our senior credit facility on August 1, 2006.

Note 5—Employee Benefit Plans

The components of net periodic pension cost in the three months and six months ended June 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service costs	£0.7	£0.6	£1.4	£1.6
Interest costs	3.9	3.6	7.8	7.2
Expected return on plan assets	(4.2)	(3.9)	(8.3)	(7.3)
Settlements and curtailments	0.3	—	0.6	(0.1)
Net periodic benefit costs	£0.7	£0.3	£1.5	£1.4

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three and six months ended June 30, 2006 we contributed £0.4 and £0.9 million to our pension plans. We anticipate contributing an additional £1.3 million to fund our pension plans in 2006 for a total of £2.2 million.

Note 6—Other Charges Including Restructuring Charges

Other charges of £11.7 million for the three months ended June 30, 2006, relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest.

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at June 30, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£42.5	£42.5
Charged to expense	—	2.1	2.1
Utilized	—	(2.8)	(2.8)
Balance, June 30, 2006	£—	£41.8	£41.8

Acquisition restructuring provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provision acquired upon restructuring	33.1	39.8	72.9
Charged to expense	11.2	6.2	17.4
Utilized	(20.6)	(0.8)	(21.4)
Balance, June 30, 2006	£23.7	£45.2	£68.9

Note 7—Stockholders’ Equity

On June 19, 2006 we issued shares to NTL Cable PLC for cash consideration of £2.42 billion which was utilized to effect our acquisition of Telewest UK Limited and its subsidiaries.

Stock Option Plans

We are an indirect, wholly-owned subsidiary of NTL. Accordingly, we have no stock-based compensation plans. As at June 30, 2006, certain of our employees participated in the stock-based compensation plans of NTL, which are described in NTL Holdings’ 2005 Annual Report on Form 10-K.

As disclosed in NTL Holdings’ 2005 Annual Report on Form 10-K, NTL Holdings adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment effective January 1, 2006. As a result, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

Note 8—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net (loss) income for period	£(71.6)	£94.1	£(153.1)	£541.3
Net unrealized (losses) gains on derivatives	(6.4)	(2.0)	(7.2)	5.6
Pension liability adjustment	—	2.1	—	2.1
Comprehensive (loss) income	£(78.0)	£94.2	£(160.3)	£549.0

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions) (unaudited);

	June 30, 2006	December 31, 2005
	(Unaudited)
Pension liability adjustments	(18.2)	(18.2)
Net unrealized losses on derivatives	(8.0)	(0.8)
	£(26.2)	£(19.0)

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

Note 10—Related Party Transactions

We are an indirect, wholly-owned subsidiary of NTL Inc. The following information summarizes our significant related party transactions with NTL and its subsidiary companies (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating costs	£13.1	£5.1	£25.7	£8.6
Selling, general and administrative expenses	10.0	7.6	19.0	17.7

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Intercompany interest is charged from/to us by NTL and its subsidiary companies based on intercompany debt balances. Intercompany interest income and expense is calculated using a weighted average interest rate of external borrowings by NTL and its subsidiary companies. The following information summarizes the amounts of intercompany interest charged from/to us by NTL and its subsidiary companies, which is included within interest income and expense in our statements of operations (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income	£1.1	£—	£4.3	£—
Interest expense	23.3	21.4	47.4	50.6

The amounts due to NTL and its subsidiary companies included in our consolidated balance sheets as of June 30, 2006 and December 31, 2005 were as follows (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
Due from parent and subsidiary companies	£676.8	£61.0
Interest payable	50.5	42.6
Due to parent and subsidiary companies	—	111.8
Long-term debt.	1,656.7	1,016.8

Note 11—Commitments and Contingent Liabilities

At June 30, 2006, we were committed to pay approximately £383.6 million for equipment, services and licenses. This amount includes approximately £77.2 million for operations and maintenance contracts and other commitments from July 1, 2007 to 2016. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended June 30
2007	£306.4
2008	9.2
2009	8.5
2010	8.5
2011	8.5
Thereafter	42.5
£383.6

We are involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

NTL INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended June 30
2007	£4.9
2008	2.2
2009	9.8
2010	—
2011	—
Thereafter	7.8
£24.7

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

NTL (UK) GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions) (unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	£397.6	288.6
Restricted cash	7.5	3.4
Accounts receivable—trade, less allowances for doubtful accounts of £44.1 (2006) and £41.7 (2005)	340.8	191.8
Programming Inventory	42.6	—
Prepaid expenses and other current assets	113.0	42.2
Total current assets	901.5	526.0
Fixed assets, net	6,133.0	3,294.9
Reorganization value in excess of amounts allocable to identifiable assets	192.7	192.7
Customer lists, net	919.9	247.6
Other intangible assets, net	64.0	2.4
Equity investments	363.4	—
Due from parent and subsidiary companies	31.8	—
Other assets, net of accumulated amortization of £7.4 (2006) and £32.2 (2005)	138.9	110.9
Goodwill	1,420.0	—
Total assets	£10,165.2	£4,374.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£287.3	£176.9
Accrued expenses and other current liabilities	570.4	277.8
Interest payable	27.8	37.8
Deferred revenue	227.6	103.2
Due to parent and subsidiary companies	37.5	0.8
Current portion of long-term debt	49.8	0.8
Total current liabilities	1,200.4	597.3
Long-term debt, net of current portion	5,788.1	2,279.2
Deferred revenue and other long-term liabilities	168.5	129.3
Deferred income taxes	127.4	9.2
Commitments and contingent liabilities
Minority interest	—	1.0
Shareholders’ equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2006 and 2005); issued and outstanding 121,006 (2006 and 2005) ordinary shares	—	—
Additional paid-in capital	4,217.3	2,930.7
Accumulated other comprehensive loss	148.8	23.3
Accumulated deficit	(1,485.3)	(1,595.5)
Total shareholders’ equity	2,880.8	1,358.5
Total liabilities and shareholders’ equity	£10,165.2	£4,374.5

See accompanying notes.

NTL (UK) GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	£526.7	£482.5	£1,014.1	£980.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(219.6)	(196.0)	(426.1)	(402.9)
Selling, general and administrative expenses	(136.3)	(120.5)	(260.6)	(238.4)
Other charges	(12.1)	(0.7)	(20.5)	(1.1)
Depreciation	(135.4)	(129.6)	(257.1)	(259.8)
Amortization	(30.8)	(27.5)	(57.6)	(54.9)
	(534.2)	(474.3)	(1,021.9)	(957.1)
Operating income	(7.5)	8.2	(7.8)	23.2
Other income (expense)
Interest income and other, net	3.5	11.0	6.7	7.6
Interest expense	(113.1)	(128.5)	(184.6)	(128.5)
Foreign currency transaction losses	(98.9)	(12.8)	(108.6)	(16.8)
Loss on extinguishment of debt	—	—	(32.4)	—
Gains / (losses) on derivative instruments	5.6	—	(3.5)	—
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(210.4)	(122.1)	(330.2)	(114.5)
Income tax benefit/(expense)	8.9	(10.8)	8.9	(22.2)
Minority interest income	0.1	—	0.5	—
Cumulative effect of change in accounting principle	—	—	1.2	—
Loss from continuing operations	(201.4)	(132.9)	(319.6)	(136.7)
Discontinued operations
Income from discontinued operations before income taxes	—	4.0	—	5.5
Gain on disposal of assets	—	134.7	—	649.3
Income tax expense	—	—	—	(0.2)
Income from discontinued operations	—	138.7	—	654.6
Net (loss) income	£(201.4)	£5.8	£(319.6)	£517.9

See accompanying notes.

NTL (UK) GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	£207.8	£208.4
Investing activities
Purchase of fixed assets	(207.5)	(148.5)
Acquisition of Telewest UK Limited from parent	(3,967.8)	—
Decrease (increase) in restricted cash	0.2	(22.6)
Proceeds from sale of fixed assets	0.1	—
Proceeds from sale of broadcast operations, net	—	1,229.0
Proceeds from sale of Ireland operations, net	—	216.2
Net cash provided by investing activities	(4,175.0)	1,274.1
Financing activities
Principal payments on long-term debt	(1,494.2)	(700.0)
New borrowings	3,255.8	—
Issuance of new stock	2,420.6	—
Investments in and loans to parent and subsidiary companies	—	(57.9)
Financing fees	(74.9)	—
Capital lease payments	(12.9)	—
Dividends paid	(18.2)	(524.0)
Net cash used in financing activities	4,076.2	(1,281.9)
Cash flow from discontinued operations
Net cash used by operating activities	—	(14.3)
Net cash used by investing activities	—	(4.1)
Net cash used in discontinued operations	—	(18.4)
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase in cash and cash equivalents	109.0	182.2
Cash and cash equivalents, beginning of period	288.6	87.0
Cash and cash equivalents, end of period	£397.6	£269.2

See accompanying notes.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

We are an indirect wholly-owned subsidiary of NTL Inc, (formerly Telewest Global Inc) or NTL .

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

On June 19, 2006, in connection with the integration of NTL and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with NTL’s existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to NTL Investment Holdings Limited to effect its acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming a wholly owned subsidiary of NTL Investment Holdings Limited, or NTLIH, and our wholly-owned indirect subsidiary.

2.                 Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from the results of continuing operations for the six months ended June 30, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. A gain on disposal of £518.8 million was recorded upon the sale.

On May 9, 2005, we sold our operations in the Republic of Ireland. We have restated our financial statements to account for the Ireland operations as a discontinued operation. The assets and liabilities of the Ireland operations are reclassified as assets held-for-sale and liabilities of discontinued operations respectively, and the results of operations have been removed from our results of continuing operations for all periods presented in this Annual Report. The results of operations of the Ireland operations have been excluded from the components of “Loss from Continuing Operations” and shown under the caption “Income from Discontinued Operations” in the Statements of Operations.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of June 30, 2006 and December 31, 2005.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and entities where our interest is greater than 50%. Intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

Our functional and reporting currency is the pound sterling. Foreign currency transaction gains and losses are recorded in the statement of operations.

Cash Equivalents and Restricted Cash

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. We had no cash equivalents at June 30, 2006 and December 31, 2005.

Restricted cash balances of £7.5 million and £3.4 million as at June 30, 2006 and December 31, 2005, respectively represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts is £44.1 million at June 30, 2006 and £41.7 million at December 31, 2005.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business customers’ financial condition and generally does not require collateral. At December 31, 2005, we did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Fixed Assets

Our fixed assets totaled £6,133.0 million and £3,294.9 million, representing 60.3% and 75.3% of total assets at June 30, 2006 and December 31, 2005, respectively.

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful lives are as follows:

Operating equipment:
Cable distribution plant	8-30 years
Switches and headends	8-10 years
Customer premises equipment	5-10 years
Other operating equipment	8-20 years
Other equipment:
Buildings	30 years
Leasehold improvements	20 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-12 years

Intangible Assets

Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which we expect to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to five years.

In addition, the reflection of fresh start reporting resulted in a new indefinite-lived intangible asset. This amount is not amortized but is reviewed annually (or more frequently under certain conditions) for impairment in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).

Asset Retirement Obligations

We accrue for the liability in respect of dilapidation on its leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases (FAS 13).

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

As of December 31, 2005, we reviewed its long-lived assets for impairment and determined that there was no impairment of our long-lived assets as of December 31, 2005.

Deferred Financing Costs

Deferred financing costs of £90.9 million and £57.1 million as of June 30, 2006 and December 31, 2005, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method.

Restructuring Costs

As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on our results of operations, financial condition or cash flows.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

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

•       Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. We apply the provisions of EITF No 00-21, Accounting for Revenue Arrangements with Multiple Deliverables to assess whether the components of the bundled services should be recognized separately.

•       Installation revenues We apply the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies (FAS 51), in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Advertising Expense

We charge the cost of advertising to expense as incurred. Advertising costs were £28.0 million, £24.8 million in the six month periods ending June 30, 2006 and June 30, 2005 respectively.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Stock-Based Compensation

We are an indirect, wholly-owned subsidiary of NTL. Accordingly, we have no stock-based compensation plans. Certain of our employees participate in the stock-based compensation plans of NTL, which are described in NTL’s Annual Report. NTL accounts for these plans using the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Stock-Based Compensation (FAS 123).

Pensions

We account for our defined benefit pension plans using FASB Statement No. 87, Employer’s Accounting for Pensions (FAS 87) and the disclosure rules under FASB Statement No. 132 (revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106. Under FAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements.

The fair value of our pension plans’ assets increased from £191.8 million at December 31, 2004 to £284.5 million at December 31, 2005. We contributed £59.7 million in cash to our defined benefit pension plans in 2005, and £1.0 million in the six months ended June 30, 2006.

The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

When calculating pension expense for 2005, we assumed that our plans’ assets would generate a long-term rate of return of approximately 7.1%. This rate is lower than the assumed rates of between 7.4% and 7.9% used to calculate the 2004 expense. We determine our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan’s assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

We discounted our future pension obligations using a rate of 4.8% at December 31, 2005 and rates of between 4.8% and 5.3% for 2004. We determined the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced.

At December 31, 2005, we had unrecognized actuarial losses of £27.6 million. These losses will be recognized as a component of pension expense in future years.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness.

Our objective in managing our exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of earnings and cash flows caused by changes in underlying rates. To achieve this objective, we enter into derivative financial instruments. We have established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), we recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

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

Income Taxes

We provide for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FAS 109). Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

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

3.                 Recent Accounting Pronouncements

In June 2005, the FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations, (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive’s adoption into law by the applicable EU-member country. As at December 31, 2005, the UK had not adopted the law. Management intends to evaluate the impact of this law on our results of operations or financial position as and when legislation is adopted in the UK.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

4.                 Discontinued Operations

Broadcast—On December 1, 2004, we reached an agreement to sell our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. The results of operations of the broadcast operations have been removed from our results of continuing operations and cash flows for all periods present. Revenue of the broadcast operations, reported in discontinued operations, for the year ended December 31, 2005 was £21.4 million. Broadcast’s pre-tax income, reported within discontinued operations, for the year ended December 31, 2005 was £3.2 million.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Ireland—On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. Accordingly, we have restated our financial statements as of December 31, 2004 and for years ended December 31, 2005, 2004 and 2003, to account for the Ireland operations as a discontinued operation. The results of operations of the Ireland operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Ireland operations, reported in discontinued operations, for the year ended December 31, 2005 was £25.6 million. Pre-tax income of the Ireland operations, reported within discontinued operations, for the year ended December 31, 2005 was £2.5 million.

5.                 Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, NTL and NTLIH acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.3 million customers.

The total purchase price of approximately £952.1 million includes cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed merger (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

On May 24, 2006 we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations in early 2007.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

On July 14, 2006, we engaged in a post acquisition restructuring of NTL’s interest in Virgin Mobile. As a result of this restructuring, Virgin Mobile became a wholly-owned subsidiary of NTLIH

Disposal of Broadcast and Ireland operations

On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the six months ended June 30, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £518.8 million.

On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from the results of continuing operations for the six months ended June 30, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations.

As a result of the sale of our broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations. Revenue from the broadcast operations reported in discontinued operations for the three and six months ended June 30, 2005 was £nil and £21.4 million, respectively. Pre-tax (loss) income from broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005, was £(1.1) million and £3 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively. Pre-tax (loss) income from Ireland operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

6.      Fixed Assets

Fixed assets consist of (in millions) (unaudited):

	Estimated Useful Life	June 30, 2006	December 31, 2005
Operating equipment
Cable distribution plant	8-30 years	£5,654.1	£3,219.8
Switches and headends	8-10 years	312.4	312.4
Customer premises equipment	5-10 years	1,022.8	914.0
Other operating equipment	8-20 years	65.8	65.8
Total operating equipment		7,055.1	4,512.0
Other equipment
Land	—	13.8	4.4
Buildings	30 years	123.1	65.1
Leasehold improvements	20 years or, if less, the lease term	65.5	65.5
Computer infrastructure	3-5 years	738.4	256.1
Other equipment	5-12 years	275.9	63.0
Total other equipment		1,216.7	454.1
		8,271.8	4,966.1
Accumulated depreciation		(2,227.4)	(1,768.0)
		6,044.4	3,198.1
Construction in progress		88.6	96.8
		£6,133.0	£3,294.9

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

7.                 Leases

A summary of assets held under capital leases are as follows (in millions) (unaudited).

	June 30, 2006	December 31, 2005
Cable distribution plant	£30.1	£30.1
Switches and headends	2.5	2.5
Electronic Equipment	39.0	—
Other	53.0	—
Vehicles	2.9	—
	127.5	32.6
Less: accumulated depreciation	(70.2)	(10.6)
	£57.3	£22.0

Amortization of assets held under capital leases is included within the depreciation expense.

Future minimum annual payments at December 31, 2005 are as follows (in millions) (unaudited). The table reflects the Company’s contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2006	£4.4	£42.5
2007	4.3	38.4
2008	4.1	34.5
2009	4.1	29.2
2010	4.1	27.3
Thereafter	95.7	157.0
Total minimum lease payments	£116.7	£328.9
Less: amount representing interest	(78.5)
Present value of net minimum obligations	38.2
Less: current portion	(0.6)
	£37.6

Leases for buildings, offices space and equipment extend through 2034. Total rental expense for the six months ended June 30, 2006 and 2005 under operating leases was £39.4 million and £32.7 million respectively.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

8.                 Intangible Assets

Intangible assets consist of (in millions) (unaudited):

	Estimated Useful Life	June 30, 2006	December 31, 2005
Intangible assets not subject to amortization:
Goodwill		£1,420.0	£—
Reorganization value in excess of amounts allocable to identifiable assets		192.7	192.7
Trademark names and licenses		17.9	—
		£210.6	£192.7
Intangible assets subject to amortization:
Cost
Trademark names and licenses	5 years	£50.7	3.2
Customer lists	3-5 years	1,321.4	560.6
		1,372.1	563.8
Accumulated amortization
Trademark names and licences		4.6	0.8
Customer lists		401.5	313.0
		406.1	313.8
		£966.0	£250.0

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £214.5 million in 2006, £234.0 million in 2007, £162.8 million in 2008, £131.6 million in 2009 and £124.3 in 2010.

9.                 Long-Term Debt

Long-term debt consists of (in millions) (unaudited):

	June 30, 2006	December 31, 2005
8.75% US Dollar Loan Notes due 2014	£229.8	£247.3
9.75% Sterling Loan Notes due 2014	375.0	375.0
8.75% Euro Loan Notes due 2014	155.5	155.0
Senior Credit Facility	4,400.0	£1,463.0
Senior Bridge Facility	567.2	—
Capital leases	104.2	38.2
Other	6.2	1.5
	5,837.9	2,280.0
Less: current portion	(49.8)	(0.8)
	£5,788.1	£2,279.2

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

The effective interest rates on the variable interest rate debt were as follows (unaudited):

	June 30,	December 31,
	2006	2005
Senior Credit Facility	6.6%	6.9%
Senior Bridge Facility	10.3%	—

Senior Notes

All of our outstanding senior notes due 2014 were issued by our subsidiary NTL Cable PLC, on April 13, 2004. On July 25, 2006, our subsidiary NTL Cable PLC, issued $550 million U.S. dollar-denominated 9.125% senior notes due 2016. The note proceeds were used to repay our alternative senior bridge facility.

Senior Credit Facility

On March 3, 2006 NTLIH repaid £1,358.1 million in respect of its senior credit facility, £1,686.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. All of these facilities were repaid in full utilizing borrowings under our new senior credit facilities.

Our new senior secured credit facilities comprise a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in an aggregate principal amount of £4.476 billion, $650 million and €500 million and a revolving facility of £100 million. As at June 30, 2006, the sterling equivalent of £4.4 billion of the term facility had been drawn and £12 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit. The facilities bear interest at LIBOR, USLIBOR or EURIBOR plus a current margin ranging from 1.875% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £3.525 billion of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3.525 billion of the term loan facilities are due semi-annually beginning in 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cashflows exceed certain thresholds.

The facilities are secured through a guarantee from NTL Cable PLC. In addition, the bulk of the facilities are secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of NTLIH and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facilities, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries.

Senior Bridge Facilities

On June 19, 2006 a £1.8 billion bridge facility drawn by an NTL subsidiary, Neptune Bridge Borrower LLC, which merged with NTL Holdings Inc., was repaid in full utilizing drawings on our senior credit facilities totaling £1.2 billion and an alternative bridge facility of $1,048.8 million. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from our $550 million 9.125% senior notes due 2016 on July 25, 2006, and additional drawing from our senior credit facility on August 1, 2006.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Long-term debt repayments, excluding capital leases, as of June 30, 2006 are due as follows (in millions) (unaudited):

Year ended December 31:
2006	£3.3
2007	226.1
2008	450.7
2009	700.5
2010	900.3
Thereafter	3,452.8
Total debt payments	£5,733.7

10.          Derivative Financial Instruments and Hedging Activities

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments. Also, all of our revenue and substantially all of our operating costs are earned and paid in pounds sterling and, to a lesser extent, euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness.

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

In accordance with FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or FAS 133, we recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

The fair values of our derivative instruments were as follows (in millions) (unaudited):

	June 30,	December 31,
	2006	2005
Included within other assets:
Foreign currency forward rate contracts	£8.5	—
Interest rate swaps	—	11.9
Included within other current liabilities:
Foreign currency forward rate contracts	£8.4	—
Interest rate swaps	5.8	—
	14.2	—
Included within deferred revenue and other long-term liabilities
Foreign currency forward rate contracts	£46.5	£16.8
Interest rate swaps	24.2	15.1
	£70.7	£31.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of June 30, 2006, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £2,303.0 million of our outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates from 4.8% to 6.3%. The interest rate swaps mature on dates ranging from April 14, 2007 to June 30, 2009 . The net settlement of £8.4 million under these interest rate swaps is included within interest expense for the six months ended June 30, 2006.

We had designated these interest rate swaps as cash flow hedges under FAS 133 because they are hedged against changes in the amount of future cash flows attributable to changes in LIBOR. On October 2, 2005, we entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest Global, Inc. As a result of this agreement, we discontinued the hedge designation on October 2, 2005 of the interest rate swaps related to the interest payments on the senior debt facilities.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes

As of June 30, 2006, we had outstanding cross-currency interest rate swaps with principal amounts of $425 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% Senior Notes due 2014. Under this cross-currency swap, we receive interest in U.S. dollars at a fixed rate of 8.75% in exchange for payments of interest in pound sterling at a fixed rate of 9.42% based on the pound sterling equivalent of $425 million. The net settlement of £0.1 million under this cross-currency interest rate swap is included within interest expense for the six months ended June 30, 2006.

We had designated this cross-currency interest rate swap as a cash flow hedge under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated Senior Notes, that result from changes in the U.S. dollar and pound sterling exchange rates.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

On October 2, 2005, we entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest Global, Inc. As a result of this agreement, we discontinued the hedge designation on October 2, 2005 of the interest rate swaps related to the interest payments on the senior debt facilities.

Foreign Currency Forward Rate Contracts—Relating to the Principal Obligations of the U.S. Dollar Senior Notes

As of June 30, 2006, we had outstanding foreign currency forward rate contracts to purchase $425 million maturing in April 2009. These contracts hedge changes in the pound sterling and U.S. dollar value of the principal obligation of the 8.75% Senior Note due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates.

The foreign currency forward rate contracts are not accounted for as hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The forward rate contracts do not subject us to material volatility in cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of our U.S. dollar denominated debt into our functional currency pound sterling in accordance with FAS 52. Changes in fair value of these contracts are reported with foreign exchanges gains (losses).

Net changes in the fair value of the forward rate contracts recognized in loss from continuing operations for the six months ended June 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Six months ended June 30
	2006	2005
Net (loss)/gain in fair value of forward rate contracts	£(29.7)	£9.6

11.          Fair Values of Financial Instruments

In estimating the fair value disclosures for financial instruments we used the following methods and assumptions:

Cash and cash equivalents, and restricted cash:   The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities:   The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt:   The carrying amount of the senior credit facility and the bridge facility approximates its fair value. The fair values of our other debt in the following table are based on the quoted market prices.

The carrying amounts and fair values of our long-term debt are as follows (in millions) (unaudited):

	June 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% US Dollar Senior Notes due 2014	229.8	237.7	247.3	246.9
9.75% Sterling Senior Notes due 2014	375.0	394.6	375.0	386.3
8.75% Euro Senior Notes due 2014	155.5	178.6	155.0	179.9

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

12.          Employee Benefit Plans

Certain of our subsidiaries operate defined benefit pension plans in the United Kingdom. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the projected unit method. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom.

Our defined benefit pension plans use a measurement date of December 31:

Obligations and Funded Status (in millions) (unaudited):

Year ended December 31
2005
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	£282.8
Service cost	2.7
Interest cost	14.5
Members contributions	0.7
Actuarial losses	44.4
Benefits paid	(7.7)
Plan settlements	(3.4)
Benefit obligation at end of year	£334.0

Year ended December 31
2005
Change in Plan Assets
Fair value of plan assets at beginning of year	£193.3
Actual return on plan assets	40.4
Employer contributions	59.8
Employee contributions	0.7
Benefits paid	(7.7)
Fair value of plan assets at end of year	£286.5

Year ended December 31
2005
Funded status	£(47.5)
Unrecognized net losses	27.6
Unamortized prior service costs	0.1
Net amount recognized	£(19.8)

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Year ended December 31
2005
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	£(38.1)
Intangible asset	0.1
Accumulated other comprehensive income	18.2
Net amount recognized	£(19.8)

The accumulated benefit obligation for all defined benefit plans was £324.7 million at December 31, 2005.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

Year ended December 31
2005
Accumulated benefit obligation	£324.7
Fair value of plan assets	286.5

Information for pension plans with a projected benefit obligation in excess of plan assets

Year ended December 31
2005
Projected benefit obligation	£334.0
Fair value of plan assets	286.5

Assumptions

Weighted-average assumptions used to determine benefit obligations

December 31,
2005
Discount rate	4.75%
Rate of compensation increase	3.25%

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Weighted-average assumptions used to determine net periodic benefit costs (unaudited)

December 31,
2005
Discount rate	5.24%
Expected long-term rate of return on plan assets	7.08%
Rate of compensation increase	3.03%

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

Plan Assets

Our pension plan weighted-average assets allocations at December 31, 2005 by asset category are as follows (unaudited):

December 31,
2005
Asset Category
Equity Securities	48.5%
Debt Securities	43.2%
Real Estate	1.9%
Other	6.4%
Total	100.0%

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

There were no shares of NTL’s common stock included in the Equity Securities at December 31, 2005.

Cash flows

Contributions

At December 31, 2005, all of our pension plans have projected benefit obligations exceeding plan assets totaling £47.5 million. We will need to fund these deficits in accordance with the laws and regulations of the United Kingdom. For the three and six months ended June 30, 2006 we contributed £0.5 million and £1.0 million to our pension plans. We anticipate contributing an additional £1.2 million to fund our pension plans in 2006 for a total of £2.2 million.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2005 and include estimated future employee services.

Pension Benefits
(in millions)
2006	£7.5
2007	8.2
2008	8.9
2009	9.6
2010	10.3
Years 2011-2015	£64.8

Defined Contribution Pension Plans

Our subsidiaries operate defined contribution pension plans in the UK. Our expense in relation to these plans was £4.1 million, and £4.6 million for the six months ended June 30, 2006 and 2005 respectively.

13.          Income Taxes

The expense (benefit) for income taxes consists of the following (in millions) (unaudited):

	Six months ended June 30,	Year ended December 31,
	2006	2005
Current:
Federal	£—	£1.4
State and local	—	(1.3)
Foreign	—	—
Total Current	—	0.1
Deferred:
Federal	(8.9)	18.7
Foreign	—	—
Total deferred	(8.9)	18.7
	£(8.9)	£18.8

There are significant current year losses in the U.K. However, we provide U.S. income taxes on portions of our income earned in certain U.K. subsidiaries and on other income arising within the U.S.

The deferred tax benefit is attributable to a current U.S. tax loss which is mainly derived from tax deductions related to the senior bridge facility repaid June 19, 2006. The tax benefit related to the release of a deferred tax liability set up in 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

purposes. Significant components of deferred tax liabilities and assets are as follows (in millions) (unaudited):

Year ended December 31
2005
Deferred tax liabilities:
Intangibles	£70.1
Purchase accounting liabilities	16.5
Depreciation and amortization	—
Total deferred tax liabilities	86.6
Deferred tax assets:
Net operating losses	876.3
Capital losses	5,228.1
Depreciation and amortization	1,330.6
Purchase accounting liabilities	6.4
Other	45.5
Total deferred tax assets	7,486.9
Valuation allowance for deferred tax assets	(7,409.5)
Net deferred tax assets	77.4
Net deferred tax liabilities	£9.2

A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at January 10, 2003 is reduced, the benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. The majority of the valuation allowance would be treated in this way. In 2005, we recognized such a benefit to the extent of £7.7 million (2004 £4.0 million), resulting in a deferred tax expense and a reduction in reorganization value of this amount.

We emerged from Chapter 11 bankruptcy on January 10, 2003. The restructuring of our debt gave rise to cancellation of debt income in 2003, which was non-taxable since the debt cancellation was in connection with a bankruptcy reorganization. However, to the extent that such amount was excluded from U.S. taxable income, certain tax attributes were subject to reduction, including certain U.S. net operating loss carryforwards. The reduction of tax attributes, which is reflected in the above table, had no impact on our financial statement position since the deferred tax assets related to these tax attributes were offset by a corresponding valuation allowance. Furthermore, the reorganization caused an ownership change pursuant to Internal Revenue Service Code Section 382. Section 382 will limit our ability to utilize any remaining U.S. net operating loss carryforwards that existed at January 10, 2003. In addition, Section 382 will severely limit our ability to utilize remaining U.S. capital loss carryforwards within the five-year carryforward period.

At December 31, 2005, we had capital loss carryforwards of approximately £4.5 billion for U.S. federal income tax purposes that expire in 2006. We do not expect to realize any significant benefit from these capital losses for various reasons, including the Section 382 limitation discussed above. We have United Kingdom net operating loss carryforwards of approximately £2.9 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately £1.3 billion. Section 382 will severely limit our ability to utilize a significant portion of these losses for US purposes. We also have United Kingdom capital loss carryforwards of approximately £12.2 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent that we generate United Kingdom taxable capital gain income in the future.

At December 31, 2005, we had fixed assets on which future United Kingdom tax deductions can be claimed of approximately £7.7 billion. The maximum that can be claimed in any one year is 25% of the remaining balance, after additions, disposals and prior claims.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows (in millions) (unaudited):

Year ended December 31
2005
Benefit at Federal statutory rate (35%)	£(77.7)
Add:
Non-deductible expenses	39.1
Foreign losses with no benefit	69.9
US losses with no tax benefit	—
Difference in US and foreign tax rates	12.5
State and local income tax	(1.3)
Other	1.4
Reduction in valuation allowance for US deferred tax assets	(25.1)
Provision for income tax	£18.8

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others, and we accrue a liability when it believes an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

14.          Other Charges Including Restructuring Charges

Other charges of £12.1 million for the three months ended June 30, 2006, relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest. Liabilities with respect to Telewest property lease exit costs and Telewest involuntary employee termination costs were recognized on the balance sheet of the acquired entity in accordance with EITF 95-3 “Recognition of Liabilities in Connection with Purchase Combinations”. Liabilities with respect to NTL property exit costs and involuntary employee termination costs under the restructuring program are recorded in the period the liability is incurred or the plan is communicated to employees. As of June 30, 2006, we have incurred £25.4 million, and we expect to incur a total of approximately £133 million, of costs to fully execute this program.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at June 30, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	2.2	2.2
Utilized	—	(2.9)	(2.9)
Balance, June 30, 2006	£—	£44.6	£44.6

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	34.8	33.2	68.0
Amendments to business acquisition related provision	—	8.7	8.7
Charged to expense	11.8	6.5	18.3
Utilized	(21.7)	(0.8)	(22.5)
Balance, June 30, 2006	£24.9	£47.6	£72.5

Note 15—Stockholders’ Equity and Share Based Compensation

Stockholders’ Equity

Our authorized capital consists of 16,000 shares of common stock of which 7,777 and 4,929 were issued and outstanding as at June 30, 2006 and December 31, 2005, respectively. On June 19, 2006 we issued 2,848 shares of common stock for proceeds of £2.4 billion. These amounts were utilized to effect the internal acquisition of Telewest UK Limited.

We have paid dividends of £18.2 million and £524.0 million during the six month periods ended June 30, 2006 and 2005, respectively.

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

Share Based Compensation

On March 2, 2006, the outstanding options to purchase shares of NTL Holdings Inc. common stock were exchanged for options to purchase shares of NTL Incorporated new common stock with the same terms and conditions. Accordingly, we have no stock based compensation plans at June 30, 2006. Certain of our employees participate in the stock based compensation plans of NTL, which are described in NTL Holdings’ 2005 Annual Report on Form 10-K.

As disclosed in NTL Holdings’ 2005 Annual Report on Form 10-K, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment effective January 1, 2006. As a result, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

16.   Related Party Transactions

We are a wholly-owned subsidiary of NTL. We charge NTL and its other subsidiary companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with NTL and its parent and subsidiary companies (in millions) (unaudited):

	Six months ended June 30,
	2006	2005
Operating costs	£—	£—
Selling, general and administrative expenses	3.4	3.8
Dividends	—	581.0

The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

The amounts due to NTL and its subsidiary companies included in our consolidated balance sheets as of June 30, 2006 and December 31, 2005 were as follows (in millions) (unaudited):

	June 30, 2006	December 31, 2005
Due from parent and subsidiary companies	£31.8	£—
Investments	363.4	—
Interest payable	—	—
Amounts due to parent and subsidiary companies	37.5	0.8
Long-term debt	—	—

NTL (UK) GROUP INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) (Continued)

17.   Commitments and Contingent Liabilities

At June 30, 2006, we were committed to pay approximately £383.6 million for equipment services and licenses. This amount includes approximately £77.2 million for operations and maintenance contracts and other commitments from July 1, 2006 to 2016. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended December 31:
2007	£306.4
2008	9.2
2009	8.5
2010	8.5
2011	8.5
Thereafter	42.5
£383.6

We are involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Our banks have provided guarantees in the form of performance bonds on our behalf as part of the our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended December 31:
2006	£4.9
2007	2.2
2008	9.8
2009	—
2010	—
Thereafter	8.6
£25.5

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prepared in accordance with General Instruction H(2)(a)

Overview

We are one of the leading communications and content distribution companies in the United Kingdom (U.K.), providing internet access, telephone and television services to approximately 5 million residential on-net customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies’ telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a “triple play” bundle of internet, telephone and television services through competitively priced bundled packages. We also provide a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services. These services are delivered through our wholly owned local access communications network passing more than 12.5 million homes in the U.K. The design and capability of our network provides us with the ability to offer “triple play” bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

Through our wholly owned subsidiaries, Flextech Limited (“Flextech”) and sit-up Limited (“sit-up”), we provide basic television channels and related services to the U.K. multi-channel broadcasting market and a wide variety of consumer products by means of sit-up’s auction based shopping channels.

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

On June 19, 2006, in connection with the integration of NTL and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with NTL’s existing U.K. operations and to complete the financing arrangements. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to NTL Investment Holdings Limited or NTLIH to effect its acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming a wholly owned subsidiary of NTLIH and a wholly-owned indirect subsidiary of NTL (UK) Group, Inc. The completion of the restructuring also resulted in our owning shares in NTL (UK) Group, Inc. that held approximately 36% of the rights to dividends and other economic interests and 80% of the voting rights. Minority interest has been recognized for the period from June 19, 2006 onwards for NTL:Telewest LLC, the NTL subsidiary (and our parent) that owns the remaining stock of NTL (UK) Group, Inc. We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of APB 16 in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in the consolidated financial statements from June 19, 2006, the date the restructuring was completed.

Acquisition of Virgin Mobile

On July 4, 2006, NTL and NTLIH acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.3 million customers.

The total purchase price of approximately £952.1 million included cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed merger (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional bank borrowings committed under our existing senior credit facility and cash on hand.

On May 24, 2006 we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with parent and subsidiary companies of the Virgin Group, to enter into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations in early 2007.

On July 14, 2006, we engaged in a post acquisition restructuring of NTL’s interest in Virgin Mobile. As a result of this restructuring, Virgin Mobile became a wholly-owned subsidiary of NTLIH and our holding of shares in NTL (UK) Group, Inc. was increased so that we now hold shares with approximately 41% of the dividends and other economic interests and 80% of the voting rights in that company.

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

As a result of the sale of our broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the Broadcast and

Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations. Revenue from the broadcast operations reported in discontinued operations for the three and six months ended June 30, 2005 was £nil and £21.4 million, respectively. Pre-tax (loss) income from broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005, was £(1.1) million and £3 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively. Pre-tax (loss) income from Ireland operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005

Historical Results from Continuing Operations

Revenue

For the three months ended June 30, 2006, consolidated revenue increased by 9.1% to £526.6 million from £482.5 million for the three months ended June 30, 2005. This increase is primarily due to the acquisition of Telewest and the inclusion of its revenues from June 19, 2006.

Expenses

Operating Costs.   For the three months ended June 30, 2006 and 2005, operating costs, including network expenses, increased by 12.1% to £219.7 million from £196.0 million. Operating costs as a percentage of revenue increased to 41.7% for the three months ended June 30, 2006, from 40.6% for the same period in 2005 due in part to the inclusion from June 19, 2006, of the Telewest content segment which has lower margins than our cable segment.

Selling, general and administrative expenses.   For the three months ended June 30, 2006, selling, general and administrative expenses increased by 13.2% to £138.4 million from £122.3 million for the three months ended June 30, 2005 due to the reverse acquisition of Telewest and the inclusion of its expenses from June 19, 2006.

Other charges

Other charges of £12.1 million in the three months ended June 30, 2006 relate to our historical restructuring programs and restructuring programs initiated in respect of the acquisition of Telewest.

During the three months ended June 30, 2006, we incurred £21.0 million of actual expense and charged £12.1 million to the Statements of Operations. As at June 30, 2006, the remaining restructuring provisions totaled £117.1 million.

Depreciation expense

For the three months ended June 30, 2006, depreciation expense increased to £135.3 million from £129.6 million for the three months ended June 30, 2005. This increase in depreciation expense is because of the additional assets arising from the acquisition of Telewest and the inclusion of its results from June 19, 2006.

Amortization expense

For the three months ended June 30, 2006, amortization expense increased to £30.9 million from £27.5 million for the three months ended June 30, 2005. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Telewest and the inclusion of its results from June 19, 2006.

Interest expense

For the three months ended June 30, 2006, interest expense increased to £113.1 million from £58.4 million for the three months ended June 30, 2005, primarily as a result of the repayment of the old senior credit facility and the effects of the acquisition finance and refinancing transactions in March 2006 in connection with the acquisition of Telewest.

We paid interest in cash of £152.7 million for the three months ended June 30, 2006, and £104.9 million for the three months ended June 30, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the acquisition of Telewest and changes in timing of interest payments.

Gain from derivative instruments

The gain from derivative instruments of £5.7 million in the three months ended June 30, 2006, mainly relates to favourable movements in the mark-to-market values of sterling interest rate swaps.

Foreign currency losses

The foreign currency losses of £98.9 million in the three months ended June 30, 2006, largely comprise foreign exchange losses of £75.4 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006, resulted in an offsetting gain during the period of £99 million which has been recorded as a component of equity. For the three months ended June 30, 2005, foreign currency transaction losses were £12.8 million. These losses for the three months ended June 30, 2005, were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt partially offset by unrealized gains on £14.5 million arising from changes in the fair value of our foreign currency forward contracts.

Income tax benefit

For the three months ended June 30, 2006, income tax benefit was £8.9 million as compared with £9.8 million expense for the same period in 2005.

For the three months ended June 30, 2006, the tax benefit of £8.9 million was comprised of a federal tax benefit which is attributable to a current year U.S. tax loss which is mainly derived from tax deductions related to the senior bridge facility repaid on June 19, 2006. The tax benefit related to the release of a deferred tax liability set up in 2005.

Six months ended June 30, 2006 and 2005

Historical Results from Continuing Operations

Revenue

For the six months ended June 30, 2006, consolidated revenue increased by 3.4% to £1,014.1 million from £980.3 million for the six months ended June 30, 2005. This increase is primarily due to the acquisition of Telewest and the inclusion of its revenues from June 19, 2006.

Expenses

Operating Costs.   For the six months ended June 30, 2006 and 2005, operating costs, including network expenses, increased by 5.8% to £426.2 million from £402.9 million. Operating costs as a percentage of revenue increased to 42.0% for the six months ended June 30, 2006, from 41.1% for the same period in 2005 in part due to the inclusion from June 19, 2006, of the Telewest content segment which has lower margins than our cable segment.

Selling, general and administrative expenses.   For the six months ended June 30, 2006, selling, general and administrative expenses increased 9.0% to £264.0 million from £242.1 million for the six months ended June 30, 2005 due to the reverse acquisition of Telewest and the inclusion of its expenses from June 19, 2006.

Other charges

Other charges of £20.5 million in the six months ended June 30, 2006 relate to our historical restructuring programs and restructuring programs initiated in respect of the acquisition of Telewest.

During the six months ended June 30, 2006, we incurred £25.4 million of actual expense and charged £20.5 million to the Statements of Operations. As at June 30, 2006, the remaining restructuring provisions totaled £117.1 million.

Depreciation expense

For the six months ended June 30, 2006, depreciation expense decreased to £257.1 million from £259.9 million for the six months ended June 30, 2005. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the six months ended June 30, 2006, amortization expense increased to £57.6 million from £54.9 million for the six months ended 30, June 2005. The increase in amortization expense relates to the inclusion of additional intangible assets of Telewest UK from June 19, 2006.

Interest expense

For the six months ended June 30, 2006, interest expense increased to £184.7 million from £128.5 million for the six months ended June 30, 2005, primarily as a result of the additional borrowing as a result of the acquisition of Telewest.

We paid interest in cash of £219.5 million for the six months ended June 30, 2006, and £118.9 million for the six months ended June 30, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the acquisition of Telewest and changes in timing of interest payments.

Loss on extinguishment of debt

The loss on extinguishment of debt of £32.4 million in the six months ended June 30, 2006, relates to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing in connection with the acquisition of Telewest.

Loss from derivative instruments

The loss from derivative instruments of £3.5 million in the six months ended June 30, 2006, mainly relates to the termination of derivative instruments in respect of the foreign currency tranche of the senior credit facility that was repaid upon completion of the refinancing in connection with the acquisition of Telewest.

Foreign currency losses

The foreign currency losses of £108.4 million in the six months ended June 30, 2006, were largely comprised of foreign exchange losses of £75.4 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006, resulted in an offsetting gain during the period of £120.7 million that has been recorded as a component of equity.

The foreign currency losses of £16.8 million in the six months ended June 30, 2005 were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt partially offset by unrealized gains of £11.6 million arising from changes in the fair value of our foreign currency forward contracts.

Income tax benefit

For the six months ended June 30, 2006, income tax benefit was £8.9 million as compared with £21.1 million expense for the same period in 2005.

For the six months ended June 30, 2006, the tax benefit of £8.9 million was comprised of a federal tax benefit which is attributable to a current year U.S. tax loss which is mainly derived from tax deductions related to the senior bridge facility repaid on June 19, 2006. The tax benefit related to the release of a deferred tax liability set up in 2005.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2)(c).

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

ITEM 1A.        RISK FACTORS

Since December 31, 2005, there have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on March 1, 2006 and the Form 10-K of NTL Incorporated that was filed with the SEC on February 28, 2006.

ITEMS 2. to 5.

Omitted pursuant to General Instruction H(2)(b).

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

NTL HOLDINGS INC
Date: August 14, 2006	By:	/s/ JAMES F. MOONEY
James F. Mooney President (Principal Executive Officer)
Date: August 14, 2006	By:	/s/ JACQUES KERREST
Jacques Kerrest Treasurer (Principal Financial Officer)